Form 10-Q
AEP INDUSTRIES INC
filed 1995-03-14
CIK 785787

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             ----------------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1995

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________

                         Commission file number 0-14450


                               AEP INDUSTRIES INC.

             (Exact name of registrant as specified in its charter)


          Delaware                                         22-1916107
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

      125 Phillips Avenue
      South Hackensack, New Jersey                           07606
(Address of principal executive offices)                  (Zip Code)

                                 (201) 641-6600

              (Registrant's telephone number, including area code)

                                 Not Applicable

(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     YES      X                                   NO
           -------                                     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares
                                                    Outstanding At
    Class of Common Stock                           March  1, 1995
    ---------------------                           --------------
       $.01 Par Value                                 7,381,273

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               AEP INDUSTRIES INC.
                                 BALANCE SHEETS


                                                                                              January 31,         October 31,
                                                                                                 1995                1994
                                                                                             ------------        ------------
                                                                                              (Unaudited)

    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                   $    442,000        $    258,000
 Marketable securities                                                                          3,643,000           3,643,000
 Accounts receivable, less allowance of $1,673,000 in
  1995 and $1,498,000 in 1994 for doubtful accounts                                            23,742,000          24,083,000
 Inventories                                                                                   20,469,000          17,698,000
 Other current assets                                                                             444,000             288,000
 Deferred federal income tax benefit                                                              589,000             549,000
                                                                                             ------------        ------------

   Total current assets                                                                        49,329,000          46,519,000
                                                                                             ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, at cost, less
 accumulated depreciation and amortization of
 $46,019,000 in 1995 and $43,853,000 in 1994                                                   76,040,000          71,684,000

OTHER ASSETS                                                                                      310,000             293,000
                                                                                             ------------        ------------

     TOTAL ASSETS                                                                            $125,679,000        $118,496,000
                                                                                             ------------        ------------
                                                                                             ------------        ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                                                           $     56,000        $     95,000
 Accounts payable                                                                              25,003,000          21,631,000
 Accrued expenses                                                                               4,764,000           4,201,000
                                                                                             ------------        ------------

   Total current liabilities                                                                   29,823,000          25,927,000
                                                                                             ------------        ------------

LONG-TERM DEBT                                                                                 22,000,000          23,500,000

DEFERRED FEDERAL INCOME TAXES - LONG TERM                                                       8,068,000           7,280,000
                                                                                             ------------        ------------

   Total liabilities                                                                           59,891,000          56,707,000
                                                                                             ------------        ------------

SHAREHOLDERS' EQUITY:
 Preferred stock -- $1.00 par value, 1,000,000
  shares authorized; none outstanding                                                                  --                  --
 Common stock - $.01 par value,  8,000,000 shares
  authorized; 7,380,073 and 7,367,921 shares issued
  and outstanding in 1995 and 1994, respectively                                                   74,000              74,000
   Additional paid-in capital                                                                   7,097,000           7,009,000
 Retained earnings                                                                             58,617,000          54,706,000
                                                                                             ------------        ------------

   Total shareholders' equity                                                                  65,788,000          61,789,000
                                                                                             ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $125,679,000        $118,496,000
                                                                                             ------------        ------------
                                                                                             ------------        ------------



The accompanying notes to financial statements are an integral part of these balance sheets.

                               AEP INDUSTRIES INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                                                                                   For the Three Months
                                                                                                     Ended January 31,
                                                                                             --------------------------------
                                                                                                 1995                1994
                                                                                             ------------        ------------

NET SALES                                                                                    $ 58,687,000        $ 39,108,000

COST OF SALES                                                                                  42,551,000          26,860,000
                                                                                             ------------        ------------

  Gross profit                                                                                 16,136,000          12,248,000
                                                                                             ------------        ------------

OPERATING EXPENSES
 Delivery and Warehousing                                                                       4,397,000           3,736,000
 Selling                                                                                        3,344,000           2,819,000
 General and Administrative                                                                     1,422,000           1,346,000
                                                                                             ------------        ------------
  Total operating expenses                                                                      9,163,000           7,901,000
                                                                                             ------------        ------------
                                                                                                6,973,000           4,347,000
                                                                                             ------------        ------------

OTHER INCOME (EXPENSE):

 Interest expense                                                                                (403,000)           (343,000)
 Other, net                                                                                        63,000             248,000
                                                                                             ------------        ------------
                                                                                                 (340,000)            (95,000)
                                                                                             ------------        ------------

   Income before provision for income taxes                                                     6,633,000           4,252,000

PROVISION FOR INCOME TAXES                                                                      2,574,000           1,634,000
                                                                                             ------------        ------------

   Net income                                                                                   4,059,000           2,618,000


Retained earnings, beginning of period                                                         54,706,000          43,866,000

Cash dividends paid                                                                               148,000             122,000
                                                                                             ------------        ------------

Retained earnings, end of period                                                             $ 58,617,000        $ 46,362,000
                                                                                             ------------        ------------
                                                                                             ------------        ------------


Net income per share of common stock                                                             $.55                $.36
                                                                                                 ----                ----
                                                                                                 ----                ----



The accompanying notes to financial statements are an integral part of these statements.

                               AEP INDUSTRIES INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   For the Three Months
                                                                                                     Ended January 31,
                                                                                             --------------------------------
                                                                                                 1995                1994
                                                                                             ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                  $  4,059,000        $  2,618,000
 Adjustments to reconcile net income to net cash
  provided by operating activities -
   Depreciation and amortization                                                                2,103,000           1,629,000
   Provision for losses on accounts receivable                                                    185,000             135,000
   Decrease in accounts receivable                                                                156,000           2,546,000
   Increase in inventories                                                                     (2,771,000)         (1,610,000)
   Increase in other current assets                                                              (156,000            (156,000)
   Increase in other assets                                                                       (17,000)           (759,000)
   Increase in accounts payable                                                                 3,372,000             841,000
   Increase in accrued expenses                                                                   563,000              16,000
   Increase in deferred federal income taxes                                                      748,000             105,000
                                                                                             ------------        ------------

     Net cash provided by operating
     activities                                                                                 8,242,000           5,365,000
                                                                                             ------------        ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Capital expenditures                                                                          (6,505,000)         (6,200,000)
 Sales and retirements of property, plant and
   equipment, net                                                                                  46,000             530,000
 Sale of marketable securities                                                                         --             492,000
                                                                                             ------------        ------------


     Net cash provided by (used in) investing
     activities                                                                                (6,459,000)         (5,178,000)
                                                                                             ------------        ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Net repayments under revolving credit facility                                                (1,500,000)                 --
 Net repayments on long-term debt                                                                 (39,000)            (40,000)
 Proceeds from issuance of common stock                                                            88,000              23,000
 Payment of cash dividends                                                                       (148,000)           (122,000)
                                                                                             ------------        ------------

     Net cash provided by (used in) financing
     activities                                                                                (1,599,000)           (139,000)
                                                                                             ------------        ------------


NET INCREASE IN CASH:                                                                             184,000              48,000

CASH AT BEGINNING OF FISCAL PERIOD:                                                               258,000             495,000
                                                                                             ------------        ------------

CASH AT END OF PERIOD:                                                                       $    442,000        $    543,000
                                                                                             ------------        ------------
                                                                                             ------------        ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for - interest                                                  $    795,000        $    622,000
                                                                                             ------------        ------------
                                 - income taxes                                              $      9,000        $    105,000
                                                                                             ------------        ------------



The accompanying notes to financial statements are an integral part of these statements.

                               AEP INDUSTRIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial information included herein has been prepared by the Company without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all adjustments (which include only normal recurring adjustments) which in the opinion of the Company are necessary for a fair presentation of the results for the periods indicated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1994.

     AEP adopted Statement of Financial Accounting Standards No. 105 "Accounting for Certain Debt and Equity Securities" during the quarter ended January 31, 1995. Adoption of this Standard did not have a material affect on the Company's financial position or results of operations. Prior periods have not been restated to reflect this Standard.

(2)  NET INCOME PER SHARE OF COMMON STOCK

     Net income per share of common stock is calculated using the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in such computation for the three months ended January 31, 1995, and 1994 were 7,371,628 and 7,320,217, respectively.

(3)  INVENTORIES

     Inventories are comprised of the following:


                              January 31, 1995       October 31, 1994
                              ----------------       ----------------

            Raw Materials       $ 7,729,000            $ 7,699,000
            Finished Goods       12,206,000              9,465,000
            Supplies                534,000                534,000
                                -----------            -----------

                                $20,469,000            $17,698,000
                                -----------            -----------
                                -----------            -----------


     The Company uses the last-in, first-out (LIFO) method to price substantially all of the raw materials and finished goods inventory.

(4)  SHAREHOLDER'S EQUITY

     The Company's Board of Directors declared a 3-for-2 stock split effected in the form of a dividend for shareholders of record on December 30, 1993, effective January 11, 1994. The effect of this split has been retroactively reflected in the financial statements and notes thereto including all appropriate share and per share amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFIT

Net sales during the first quarter ended January 31, 1995 were $58,687,000, an increase of $19,579,000 or 50% over the same period in the prior year. This increase in net sales is a result of a 9% increase in sales volume combined with a 32% increase in unit selling prices.

The first quarter Fiscal 1995 gross profit increased by $3,888,000 or 32% to $16,136,000. The gross profit margin was 28% for the three months ended
January 31, 1995 as compared to 31% for the first three months of the prior fiscal year. The decline in gross profit margin is primarily attributed to increased raw material costs, which were passed through to customers on a dollar for dollar basis, but at a sacrifice to the maintenance of traditional margins. Start-up costs associated with the Company's Midwest plant also contributed to gross margin decline. These increased costs were partially offset by improved plant efficiencies which resulted in reductions in per unit labor and overhead costs. The Company increased the plants manufacturing capacity by 17% during the fiscal quarter. The Company operated its plants at 83% of capacity in both the current and prior year's first quarters.

OPERATING EXPENSES

Operating expenses for the three months ended January 31, 1995 increased by 16% to $9,163,000 over the same period in the prior fiscal year. This increase of $1,262,000 can be attributed to the 9% increase in sales volume during the period which resulted in increased sales commissions earned and delivery charges incurred during the period.

INTEREST EXPENSE

Interest expense for the period increased by $60,000 to $403,000 representing a 17% increase from the same period in the prior year. This increase was attributable to a increase in the average debt outstanding during the quarter ended January 31, 1995.

OTHER INCOME (EXPENSE)

Other income for the three months ended January 31, 1995 amounted to $63,000. This amount includes gains on sales of machinery and equipment of $53,000 and $10,000 of interest income earned for the period on corporate investments. In the prior fiscal quarter ended January 31, 1994, other income amounted to $248,000 which included gains on sales of machinery and equipment of $230,000 and interest income of $18,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital amounted to $19,506,000 at January 31, 1995, as compared to $20,592,000 at October 31, 1994. The decrease of $1,086,000 in working capital is attributed to the Company's investments in machinery and equipment and reduction in long term debt. These capital expenditures were funded by internally generated cash flow combined with a reduction in current working capital. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

The Company's future capital requirements relate principally to the construction of its new facility in Wright Township, Pennsylvania, purchasing new equipment for this facility, upgrading existing equipment and facilities, and promoting new and existing products in the polyethylene film market. The Company will receive financing from the State of Pennsylvania to partially fund the construction of the facility and believes that this borrowing combined with internally generated cash flow plus availability of the Company's credit facilities are sufficient to meet its normal and additional capital requirements for the foreseeable future.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           AEP INDUSTRIES INC.


Date:       March 15, 1995                 S/A J. Brendan Barba
                                           --------------------------------
                                           J. Brendan Barba
                                           Chairman of the Board, President
                                           and Chief Executive Officer




Date:       March 15, 1995                 S/A Paul M. Feeney
                                           --------------------------------
                                            Paul M. Feeney
                                            Executive Vice President-Finance
                                            Principal Financial and Accounting
                                            Officer

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 - Computation of weighted average number of shares outstanding.


     (b) There were no current reports on Form 8-K filed during the quarter ended January 31, 1995.

                                INDEX TO EXHIBITS

Exhibit
 Number        Description of Exhibit
--------       ----------------------

3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-1 No. 33-2242)

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-1 No. 33-2242)

4 Form of Note Agreement dated as of May 15, 1995 among the Company and certain institutional lenders providing for the issuance of the Company's 6.59% Senior Notes due May 15, 2003 (incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993)

10(a) Loan Agreement dated as of May 1, 1984 between the Company and Waxahachie Industrial Development Authority (incorporated by reference to Exhibit 10(g) to Registration Statement on Form S-1 No. 33-2242)

10(b) Trust Indenture dated as of May 1, 1984 between Waxahachie Industrial Development Authority and Allied Bank of Texas (incorporated by reference to Exhibit 10(h) to Registration Statement on Form S-1 No. 33-2242)

10(c) Deed of Trust and Security Agreement dated as of May 1, 1984 by the Company for the use and benefit of Allied Bank of Texas to James H. Albert as mortgage trustee (incorporated by reference to Exhibit 10(j) to Registration Statement on Form S-1 No. 33-2242)

10(d) Security Agreement dated May 1, 1984 between the Company and Allied Bank of Texas (incorporated by reference to Exhibit 10(1) to Registration Statement on Form S-1 No. 3-2242)

10(e) 1985 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(mm) to Amendment No. 2 to Registration Statement on Form S-1 No. 33-2242)

10(f) 1985 Employee Stock Purchase Plan of the Company a amended April 11, 1989 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended October 31,
               1989)

10(g) The Employees Profit Sharing Retirement Plan and Trust of the Company (incorporated by reference to Exhibit 10(g) to Registration Statement on Form S-1 No. 33-2242)

10(i) Lease dated as of March 20, 1990 between the Company and Phillips and Huyler Assoc., L.P

10(l) 1985 Stock Option Plan of the Company (incorporated by reference to Exhibit 4(i) to the Amendment No. 1 to the Registration Statement No. 33-6365)

10(m) 1985 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 4(i) to the Amendment No. 1 to the Registration Statement No. 33-6355)

10(n) Amendment to loan agreement between the Company and Mellon Bank dated October 21, 1991 (incorporated by reference to Exhibit 10(gg) to the Annual Report on Form 10-K for the year ended October 31, 1991)

10(o) Loan Agreement dated as of October 25, 1992 between the Company and Chase Manhattan Bank, N.A. (incorporated by reference to
               Exhibit 10hh) to the Annual Report on Form 10-K for the year ended October 31, 1191)

Exhibit
 Number        Description of Exhibit
--------       ----------------------

10(p) Amendment No. 1 to Revolving Credit Agreement and Revolving Credit Note between the Company and Mellon Bank dated
               July 31, 1994 (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the year ended October 31, 1994)

10(q) Amendment No. 1 to Revolving Credit Agreement and Revolving Credit Note between the Company and Chase Manhattan Bank dated October 19, 1994 (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the year ended October 31,
               1994)