Form 10-Q
period 1995-04-30
AEP INDUSTRIES INC
filed 1995-06-12
CIK 785787

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1995

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

     YES      X                                   NO
          ---------                                   ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares
                                                    Outstanding At
    Class of Common Stock                            June 2, 1995
    ---------------------                           --------------
       $.01 Par Value                                  7,410,873

                                     1 of 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               AEP INDUSTRIES INC.
                                 BALANCE SHEETS


                                                                                                     April 30,           October 31,
                                                                                                      1995                 1994
                                                                                                   ------------         ------------
                                                                                                   (Unaudited)
    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                         $    157,000         $    258,000
 Marketable securities                                                                                1,607,000            3,643,000
 Accounts receivable, less allowance of $1,679,000 in
  1995 and $1,498,000 in 1994 for doubtful accounts                                                  26,420,000           24,083,000
 Inventories                                                                                         25,732,000           17,698,000
 Other current assets                                                                                   388,000              288,000
 Deferred federal income tax benefit                                                                    549,000              549,000
                                                                                                   ------------         ------------
   Total current assets                                                                              54,853,000           46,519,000
                                                                                                   ------------         ------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less
 accumulated depreciation and amortization of
 $48,254,000 in 1995 and $43,853,000 in 1994                                                         78,885,000           71,684,000
OTHER ASSETS                                                                                            339,000              293,000
                                                                                                   ------------         ------------
     TOTAL ASSETS                                                                                  $134,077,000         $118,496,000
                                                                                                   ============         ============
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                                                                 $     20,000         $     95,000
 Accounts payable                                                                                    27,467,000           21,631,000
 Accrued expenses                                                                                     1,924,000            4,201,000
                                                                                                   ------------         ------------
   Total current liabilities                                                                         29,411,000           25,927,000
                                                                                                   ------------         ------------

LONG-TERM DEBT                                                                                       28,300,000           23,500,000
DEFERRED FEDERAL INCOME TAXES                                                                         7,716,000            7,280,000
                                                                                                   ------------         ------------
   Total liabilities                                                                                 65,427,000           56,707,000
                                                                                                   ------------         ------------

SHAREHOLDERS' EQUITY:
 Preferred stock -- $1.00 par value, 1,000,000
  shares authorized; none outstanding
 Common stock - $.01 par value, 20,000,000 and 8,000,000 shares authorized;
  7,406,373 and 7,367,921 shares issued and outstanding in 1995
  and 1994, respectively                                                                                 74,000               74,000
 Additional paid-in capital                                                                           7,269,000            7,009,000
 Retained earnings                                                                                   61,307,000           54,706,000
                                                                                                   ------------         ------------
   Total shareholders' equity                                                                        68,650,000           61,789,000
                                                                                                   ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $134,077,000         $118,496,000
                                                                                                   ============         ============

The accompanying notes to financial statements are an integral part of these balance sheets.

                                     2 of 13

                               AEP INDUSTRIES INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                                         For the Three Months                          For the Six Months
                                                             Ended April 30,                              Ended April 30,
                                                    -----------------------------------         -----------------------------------
                                                        1995                  1994                   1995                 1994
                                                    -------------         -------------         -------------         -------------
NET SALES                                           $  58,347,000         $  43,046,000         $ 117,034,000         $  82,154,000

COST OF SALES                                          45,638,000            29,554,000            88,189,000            56,414,000
                                                    -------------         -------------         -------------         -------------

  Gross Profit                                         12,709,000            13,492,000            28,845,000            25,740,000

OPERATING EXPENSES:
 Delivery and Warehousing                               3,846,000             4,202,000             8,243,000             7,938,000
Selling                                                 3,000,000             2,921,000             6,344,000             5,740,000
General and Administrative                              1,216,000             1,391,000             2,638,000             2,737,000
                                                    -------------         -------------         -------------         -------------
Total Operating Expenses                                8,062,000             8,514,000            17,225,000            16,415,000
                                                    -------------         -------------         -------------         -------------
                                                        4,647,000             4,978,000            11,620,000             9,325,000
                                                    -------------         -------------         -------------         -------------

OTHER INCOME (EXPENSE):

 Interest Expense                                        (425,000)             (341,000)             (828,000)             (684,000)
Other, Net                                                448,000               (14,000)              511,000               234,000
                                                    -------------         -------------         -------------         -------------
                                                           23,000              (355,000)             (317,000)             (450,000)
                                                    -------------         -------------         -------------         -------------

   Income before provision
    for income taxes                                    4,670,000             4,623,000            11,303,000             8,875,000


PROVISION FOR INCOME TAXES                              1,796,000             1,734,000             4,370,000             3,368,000
                                                    -------------         -------------         -------------         -------------

   Net Income                                           2,874,000             2,889,000             6,933,000             5,507,000


Retained earnings,
 beginning of period                                   58,617,000            46,362,000            54,706,000            43,866,000

Cash dividends paid                                       184,000               147,000               332,000               269,000
                                                    -------------         -------------         -------------         -------------

Retained earnings,
 end of period                                      $  61,307,000         $  49,104,000         $  61,307,000         $  49,104,000
                                                    =============         =============         =============         =============

NET INCOME PER SHARE
 OF COMMON STOCK                                    $         .39         $         .39         $         .94         $         .75
                                                    =============         =============         =============         =============

Weighted average number
 of shares outstanding                                  7,388,895             7,335,634             7,380,616             7,327,798
                                                    -------------         -------------         -------------         -------------


The accompanying notes to financial statements are an integral part of these statements.

                                     3 of 13

                               AEP INDUSTRIES INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     For the Six Months
                                                                                                       Ended April 30,
                                                                                            ---------------------------------------
                                                                                                1995                       1994
                                                                                            ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                                 $  6,933,000               $  5,507,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities -
   Depreciation and amortization                                                               4,641,000                  3,493,000
   Provision for losses on accounts receivable                                                   320,000                    370,000
   Increase in accounts receivable                                                            (2,657,000)                  (748,000)
   Increase in inventories                                                                    (8,034,000)                (2,554,000)
   Increase (decrease) in current assets                                                        (100,000)                   246,000
   Increase in other assets                                                                      (46,000)                  (356,000)
   Increase in accounts payable                                                                5,836,000                  4,421,000
   Increase (decrease) in accrued expenses                                                    (2,277,000)                   634,000
   Increase in deferred federal income taxes                                                     436,000                    209,000
                                                                                            ------------               ------------

     Net cash provided by operating
     activities                                                                                5,052,000                 11,222,000
                                                                                            ------------               ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Capital expenditures                                                                        (11,846,000)               (12,038,000)
 Sales and retirements of property, plant and
   equipment, net                                                                                  4,000                    540,000
 Sale of marketable securities                                                                 2,036,000                    492,000
                                                                                            ------------               ------------


     Net cash used in investing activities                                                    (9,806,000)               (11,006,000)
                                                                                            ------------               ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Net borrowings under revolving credit facility                                                4,800,000                       --
 Net repayments on long-term debt                                                                (75,000)                   (80,000)
 Proceeds from issuance of common stock                                                          260,000                    140,000
 Payment of cash dividends                                                                      (332,000)                  (269,000)
                                                                                            ------------               ------------

     Net cash provided by financing
     activities                                                                                4,653,000                   (209,000)
                                                                                            ------------               ------------

NET INCREASE (DECREASE) IN CASH:                                                                (101,000)                     7,000

CASH AT BEGINNING OF FISCAL PERIOD:                                                              258,000                    495,000
                                                                                            ------------               ------------
CASH AT END OF FISCAL PERIOD:                                                               $    157,000               $    502,000
                                                                                            ============               ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for - interest                                                 $    869,000               $    642,000
                                                                                            ------------               ------------
                                 - income taxes                                             $  3,228,000               $  1,957,000
                                                                                            ------------               ------------


The accompanying notes to financial statements are an integral part of these statements.

                                     4 of 13

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

           AEP adopted statement of Financial Accounting Standards No. 105 "Accounting for Certain Debt and Equity Securities" during the quarter ended January 31, 1995. Adoption of this Standard did not have a material effect on the Company's financial position or results of operations. Prior periods have not been restated to reflect this Standard.

(2)        NET INCOME PER SHARE OF COMMON STOCK

           Net income per share of common stock is calculated using the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.

(3)        INVENTORIES

           Inventories are comprised of the following:


                              April 30, 1995         October 31, 1994
                              --------------         ----------------
            Raw Materials       $ 9,333,000            $ 7,699,000
            Finished Goods       15,865,000              9,465,000
            Supplies                534,000                534,000
                                -----------            -----------
                                $25,732,000            $17,698,000
                                ===========            ===========

           The Company uses the last-in, first-out (LIFO) method to price substantially all of the raw materials and finished goods inventory.

(4)        SHAREHOLDER'S EQUITY

           In April, 1995, the shareholders of the Company approved an amendment to the Certificate of Incorporation of the Company to increase the number of the Company's authorized shares of common stock from 8,000,000 to 20,000,000.

                                     5 of 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1994

NET SALES AND GROSS PROFIT

Net sales during the second quarter ended April 30, 1995, increased 36% or $15,301,000 to $58,347,000 over the same period in the prior year. This increase in net sales is a result of a 40% increase in unit selling prices partially offset by a 3% decrease in sales volume.

The Company's gross profit for the second quarter of Fiscal 1995 amounted to $12,709,000, a 6% decrease from $13,492,000 in the prior fiscal year. The gross profit reduction resulted from increases in raw material costs combined with additional manufacturing costs incurred with the start-up of the Company's Midwest plant. The Company increased its total plant manufacturing capacity by 17% during the current fiscal quarter, and such plants operated at 74% of total capacity.

OPERATING EXPENSES

Operating expenses for the second quarter ended April 30, 1995 decreased by $452,000 to $8,062,000 as compared to the same period in the prior fiscal year. This 5% decrease can be primarily attributed to reduction in the Company's delivery personnel costs and outside freight costs.

INTEREST EXPENSE

Interest expense for the period increased by $84,000 to $425,000 representing a 25% increase from the same period in the prior year. This increase was the result of an increase in the average debt outstanding during the second quarter ended April 30, 1995.

SIX MONTHS ENDED APRIL 30, 1995 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1994

NET SALES AND GROSS PROFIT


Net sales for the six months ended April 30, 1995 were $117,034,000, an increase of $34,880,000 or 42% over the same period in the prior year. This increase in net sales is the result of a 3% increase in sales volume combined with a 39% increase in unit selling prices.

The gross profit for the current six month period increased by $3,105,000 or 12% to $28,845,000. The gross profit margin for the six months ended April 30, 1995 was 25% as compared to 31% for the same period in the prior year. The decline in gross profit margin is primarily attributed to increased raw material costs and additional manufacturing costs relating to the start-up of the Company's Midwest plant. The Company increased its total plant manufacturing capacity by 34% during the current six month period when compared to the same period in the prior year. The Company operated its plants at 78% of its capacity during the current period as compared with 88% in the same period in the prior year.

OPERATING EXPENSES

Operating expenses for the current period increased 5%, or $810,000, to $17,225,000 as compared to the same period in 1994. This increase can be attributed to the 3% increase in the Company's sales volume for the period which resulted in increased sales commissions earned and shipping and warehousing charges incurred during the period.

                                     6 of 13

INTEREST EXPENSE

Interest expense for the current six month period increased by $144,000 to $829,000 representing a 21% increase from the same period in the prior year. This increase was attributable to the increase in the Company's average debt outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital amounted to $25,442,000 at April 30, 1995, as compared to $20,592,000 at October 31, 1994. The increase in working capital of $4,850,000 at April 30, 1995 can be attributed to the increase in inventory values related to increased raw material costs and the increased sales volume during the first six months of the fiscal year offset by the Company's investment in machinery and equipment and a new plant facility in Alsip, Illinois, during the period. These purchases were funded by internally generated cash flow and funding from available Company credit lines. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

The Company's future capital requirements relate principally to the construction of its new facility in Wright Township, Pennsylvania, purchasing machinery and equipment for this facility and promoting new and existing products in the polyethylene film market. The Company will receive financing from the State of Pennsylvania to partially fund the construction of the facility and believes that this borrowing combined with internally generated cash flow plus the availability of the Company's credit facilities are sufficient to meet its normal and additional capital requirements for the foreseeable future.

                                     7 of 13

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AEP INDUSTRIES INC.

Date:  June 12, 1995                        S/A J. BRENDAN BARBA
                                            --------------------
                                            J.Brendan Barba
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer

Date:  June 12, 1995                        S/A PAUL M. FEENEY
                                            ------------------
                                            Paul M. Feeney
                                            Executive Vice President-
                                            Finance, Principal Financial
                                            and Accounting Officer

                                     8 of 13

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of AEP Industries Inc. was held on April 11, 1995, for the purpose of electing two Class C directors, approving the appointment of auditors, and voting on proposals described below. Proxies for the Meeting were solicited pursuant to Section 14(A) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

1. Management's nominees for Class C directors as listed in the Proxy Statement were elected with the following vote:

                                Shares Voted       Shares         Shares Not
                                   "For"          Withheld           Voted
                                -----------      -----------     -----------
           J. Brendan Barba      6,624,624            34,102         721,947
           Lawrence R. Noll      6,624,624            34,102         721,947

2. The appointment of Arthur Andersen LLP as independent auditors was approved by the following vote:

            Shares Voted       Shares Voted           Shares      Shares Not
              "For"              "Against"         "Abstaining"      Voted
            ------------       ------------        ------------   ----------
            6,653,589                2,650             2,487         721,947

3. Management's proposal to amend the Certificate of Incorporation to increase the number of the Company's authorized shares of common stock from 8,000,000 to 20,000,000 was approved by the following vote:

            Shares Voted       Shares Voted           Shares      Shares Not
              "For"              "Against"         "Abstaining"      Voted
            ------------       ------------        ------------   ----------
            6,174,558              480,008             4,160         721,947

4. Management's proposal to adopt the 1995 Employee Stock Purchase Plan was approved by the following vote:

            Shares Voted       Shares Voted           Shares      Shares Not
              "For"              "Against"         "Abstaining"      Voted
            ------------       ------------        ------------   ----------
            6,301,867               26,256             4,112       1,048,438

5. Management's proposal to adopt the 1995 Stock Option Plan was approved by the following vote:

            Shares Voted       Shares Voted           Shares      Shares Not
              "For"              "Against"         "Abstaining"      Voted
            ------------       ------------        ------------   ----------
            5,412,197              911,376             8,662       1,048,438


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 11 - Computation of weighted average number of shares outstanding. Page 13.

           (b) No reports on Form 8-K were filed during the quarter ended April 30, 1995.

           27.   Financial Data Schedule (for electronic submission only).

                                     9 of 13

                                INDEX TO EXHIBITS

Exhibit
Number          Description of Exhibit
- -------         ----------------------
3(a)            Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-1
                No. 33-2242)

3(a-1) Certificate of Amendment of Certificate of Incorporation of the Company dated April 11, 1995.

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



                                    10 of 13

Exhibit
Number          Description of Exhibit
- -------         ----------------------
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

10(r) 1995 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 No. 33-58743).

10(s) 1195 Stock Option Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 No. 33-58747).


                                    11 of 13