Form 10-Q
period 1995-07-31
AEP INDUSTRIES INC
filed 1995-09-13
CIK 785787

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1995

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

     YES      X                                   NO
         -----------                                ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares
                                                    Outstanding At
    Class of Common Stock                          September 6,1995
    ---------------------                          ----------------
       $.01 Par Value                                  5,877,025



                                    1 of 13

                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 AEP INDUSTRIES INC.
                                   BALANCE SHEETS

                                                        July 31,       October 31,
                                                          1995             1994
                                                      -----------     ------------
    ASSETS                                            (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                            $    396,000    $    258,000
 Marketable securities                                   1,719,000       3,643,000
 Accounts receivable, less allowance of $1,865,000 in
  1995 and $1,498,000 in 1994 for doubtful accounts     29,965,000      24,083,000
 Inventories                                            15,404,000      17,698,000
 Other current assets                                      297,000         288,000
 Deferred federal income tax benefit                       674,000         549,000
                                                      ------------    ------------
   Total current assets                                 48,455,000      46,519,000
                                                      ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost, less
 accumulated depreciation and amortization of
 $50,654,000 in 1995 and $45,853,000 in 1994            86,098,000      71,684,000

OTHER ASSETS                                               297,000         293,000
                                                      ------------    ------------
     TOTAL ASSETS                                     $134,850,000    $118,496,000
                                                      ------------    ------------
                                                      ------------    ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long term debt                    $      2,000    $     95,000
 Accounts payable                                       21,658,000      21,631,000
 Accrued expenses                                        3,026,000       4,201,000
                                                      ------------    ------------
   Total current liabilities                            24,686,000      25,927,000
                                                      ------------    ------------
LONG-TERM DEBT                                          30,500,000      23,500,000

DEFERRED FEDERAL INCOME TAXES                            8,058,000       7,280,000
                                                      ------------    ------------
   Total liabilities                                    63,244,000      56,707,000
                                                      ------------    ------------
SHAREHOLDERS' EQUITY:
 Preferred stock -- $1.00 par value, 1,000,000
  shares authorized; none outstanding
 Common stock - $.01 par value, 20,000,000 and
  8,000,000 shares authorized; 7,420,041 and
  7,367,921 shares issued and outstanding in
  1995 and 1994, respectively                               74,000          74,000
 Additional paid-in capital                              7,407,000       7,009,000
 Retained earnings                                      64,125,000      54,706,000
                                                      ------------    ------------
   Total shareholders' equity                           71,606,000      61,789,000
                                                      ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $134,850,000    $118,496,000
                                                      ------------    ------------
                                                      ------------    ------------




The accompanying notes to financial statements are an integral part of these balance sheets.

                                     2 of 13

                                  AEP INDUSTRIES INC.
                      STATEMENTS OF INCOME AND RETAINED EARNINGS
                                      (Unaudited)

                               For the Three Months            For the Nine Months
                                  Ended July 31,                 Ended July 31,
                           ---------------------------    ---------------------------
                               1995           1994            1995            1994
                           ------------   ------------    ------------   ------------
NET SALES                  $ 64,218,000   $ 46,895,000    $181,252,000   $129,049,000

COST OF SALES                50,140,000     33,788,000     138,329,000     90,202,000
                           ------------   ------------    ------------   ------------
 Gross Profit                14,078,000     13,107,000      42,923,000     38,847,000

OPERATING EXPENSES:
Delivery and Warehousing      4,237,000      4,323,000      12,480,000     12,261,000
Selling                       3,132,000      3,035,000       9,476,000      8,775,000
General & Administrative      1,352,000      1,208,000       3,990,000      3,945,000
                           ------------   ------------    ------------   ------------
Total Operating Expenses      8,721,000      8,566,000      25,946,000     24,981,000
                           ------------   ------------    ------------   ------------

                              5,357,000      4,541,000      16,977,000     13,866,000
                           ------------   ------------    ------------   ------------

OTHER INCOME (EXPENSE):
Interest Expense               (547,000)      (349,000)     (1,375,000)    (1,032,000)
  Other, Net                    129,000         68,000         640,000        301,000
                           ------------   ------------    ------------   ------------
                               (418,000)      (281,000)       (735,000)      (731,000)
                           ------------   ------------    ------------   ------------

Income before provision
 for income taxes             4,939,000      4,260,000      16,242,000     13,135,000

PROVISION FOR INCOME TAXES    1,936,000      1,697,000       6,306,000      5,065,000
                           ------------   ------------    ------------   ------------

NET INCOME                    3,003,000      2,563,000       9,936,000      8,070,000

Retained earnings,
 beginning of period         61,307,000     49,103,000      54,706,000     43,865,000

Cash dividends paid            (185,000)      (147,000)       (517,000)      (416,000)
                           ------------   ------------    ------------   ------------

Retained earnings,
 end of period              $64,125,000    $51,519,000    $ 64,125,000   $ 51,519,000
                           ------------   ------------    ------------   ------------
                           ------------   ------------    ------------   ------------

INCOME (LOSS) PER SHARE
 OF COMMON STOCK                   $.41           $.35           $1.34          $1.10
                           ------------   ------------    ------------   ------------
                           ------------   ------------    ------------   ------------


Weighted Average Number
 of Shares Outstanding        7,412,354      7,346,048       7,391,049      7,333,948
                           ------------   ------------    ------------   ------------






The accompanying notes to financial statements are an integral part of these statements.


                                        3 of 13

                                  AEP INDUSTRIES INC.
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                              For the Nine Months
                                                                Ended July  31,
                                                           --------------------------
                                                               1995           1994
                                                           -----------    -----------
CASH FLOWS FROM OPERATIONS:
 Net Income                                                $ 9,936,000    $ 8,070,000

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities -
 Depreciation and amortization                               7,096,000      5,385,000
 Provision for losses on accounts receivable                   505,000        480,000
 Increase in accounts receivable                            (6,387,000)    (4,164,000)
 Decrease (Increase) in inventories                          2,294,000     (5,154,000)
 (Increase) Decrease in other current assets                    (9,000)       161,000
 Increase in other assets                                       (4,000)      (427,000)
 Increase in accounts payable                                   27,000      9,752,000
 Increase (Decrease) in accrued expenses                    (1,175,000)       399,000
 Increase in deferred federal income taxes                     653,000        314,000
                                                           -----------    -----------
  Net cash provided by operating activities                 12,936,000     14,816,000
                                                           -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Capital expenditures                                      (21,515,000)   (16,724,000)
 Sales and retirements of property, plant
  and equipment, net                                             5,000        534,000
 Sale of marketable securities                               1,924,000        492,000
                                                           -----------    -----------
 Net cash used in investing activities                     (19,586,000)   (15,698,000)
                                                           -----------    -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Net (payments) borrowings under revolving credit facility   7,000,000        900,000
 Net repayments on long-term debt                              (93,000)      (119,000)
 Proceeds from issuance of common stock                        398,000        232,000
 Dividends paid                                               (517,000)      (416,000)
                                                           -----------    -----------
  Net cash provided by financing activities                  6,788,000        597,000
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH:                               138,000       (285,000)

CASH AT BEGINNING OF FISCAL PERIOD:                            258,000        495,000
                                                           -----------    -----------

CASH AT END OF PERIOD:                                     $   396,000    $   210,000
                                                           -----------    -----------
                                                           -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for - interest                $ 1,815,000    $ 1,301,000
                                                           -----------    -----------
                                 - income taxes            $ 4,157,000    $ 3,635,000
                                                           -----------    -----------






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

       The Company adopted Statement of Financial Accounting Standards No. 105 "Accounting for Certain Debt and Equity Securities" during the quarter ended January 31, 1995. Adoption of this Standard did not have a material effect on the Company's financial position or result of operations. Prior periods have not been restated to reflect this Standard.

(2)    NET INCOME PER SHARE OF COMMON STOCK

       Net income per share of common stock is calculated using the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.

(3)    INVENTORIES

       Inventories are comprised of the following:

                                July 31, 1995       October 31, 1994
                                -------------       ----------------
            Raw Materials       $  4,151,000           $ 7,699,000
            Finished Goods        10,719,000             9,465,000
            Supplies                 534,000               534,000
                                ------------           -----------
                                $ 15,404,000           $17,698,000
                                ------------           -----------
                                ------------           -----------

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

(5)    SUBSEQUENT EVENTS

       On August 2, 1995, the Company and J. Brendan Barba, the Chairman of the Board, President and Chief Executive Officer of the Company, entered into a Stock Purchase Agreement, pursuant to which the Company purchased from Mr. Barba on such date an aggregate of 1,550,000 shares for a cash purchase price of $21.04 per share. Additionally, on August 10, 1995, the Company made a Tender Offer to purchase up to 1,083,000 shares of its outstanding common stock at a price of $22.75 per share.




                                       5 of 13

       Approximately 2,321,000 shares were tendered under this offer which expired September 8, 1995. The Company will repurchase 1,083,000 of the tendered shares on a prorata basis.


       In order to finance the above transactions and refinance the Company's current long-term debt, the Company entered into a Credit Agreement on August 3, 1995, with The Chase Manhattan Bank, N.A., as Administrative Agent, Mellon Bank, N.A., as Documentation Agent, and certain other lenders party thereto. Pursuant to the Credit Agreement, the Banks have agreed to provide the Company with a new $140,000,000 credit facility, which will consist of a three-year Revolving Credit Facility in an amount up to $30,000,000 and a seven year amortizing Term Loan Facility in an amount of $110,000,000.

       The interest rate under the Revolving Credit Facility will be, at the option of the Company, at Base Rate (as defined in the Credit Agreement) plus a margin of between 0 and 75 basis points or at LIBOR plus a margin of between 100 and 200 basis points, the margin in each case being adjusted quarterly based on the Company's ratio of Funded Indebtedness (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) on a rolling four quarter basis. The interest rates under the Term Loan Facility will be, at the option of the Company, at Base Rate plus 125 basis points or LIBOR plus 250 basis points.

       Supplementary proforma earning per share for the three months and nine months ended July 31, 1995, reflecting the above transactions as if they had occurred on November 1, 1994 are as follows:

                                                 3 months       9 months
                                                   ended          ended
                                               July 31, 1995  July 31, 1995
                                               -------------  -------------
       Net income per share of common stock        $0.45          $1.49
       Net income per share of
         common stock - fully diluted              $0.43          $1.44











                                       6 of 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD FISCAL QUARTER ENDED JULY 31, 1995 AS COMPARED TO THIRD FISCAL QUARTER ENDED JULY 31, 1994

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFIT

Net sales during the third Quarter ended July 31, 1995 were $64,218,000, an increase of $17,323,000 or 37% over the same period in the prior year. This increase in net sales is the result of a 6% increase in sales volume combined with a 29% increase in unit selling prices.

Gross profits increased by $971,000 or 7% to $14,078,000. Gross margins were 22% for the three months ended July 31, 1995 as compared to 28% for the same three months of the prior fiscal year. This decline in gross profit margin is primarily attributed to underabsorption of manufacturing overhead costs for the period and start up costs associated with the implementation of new production lines in the Company's Midwest plant. These increases in manufacturing costs can be attributed to a 6% decrease in plant utilization. The Company's total plants capacity increased by 31% over the same fiscal quarter in the prior year. The Company operated its plants at 65% of capacity for the three months ended July 31, 1995.

OPERATING EXPENSES

Operating expenses for the three months ended July 31, 1995 increased by 2% to $8,721,000 over the same period in the prior fiscal year. This increase of $155,000 over the same period in the prior year can be attributed to the 6% increase in sales volume during the period which resulted in increased selling costs for the period.

INTEREST EXPENSE

Interest expense for the period increased by $188,000 to $547,000, representing a 57% increase from the same period in the prior year. This increase was attributable to an increase in average debt outstanding during the current fiscal quarter.

OTHER INCOME (EXPENSE)

Other income for the three months ended July 31, 1995 amounted to $129,000. This amount includes gains on sales of machinery and equipment, and dividend and interest income earned for the period on investments.

NINE MONTHS ENDED JULY 31, 1995 AS COMPARED TO NINE MONTHS ENDED JULY 31, 1994

NET SALES AND GROSS PROFIT

Net sales for the nine months ended July 31, 1995 were $181,252,000 an increase of $52,203,000 or 40% over the same period in the prior fiscal year.
 This increase in net sales resulted from a 4% increase in sales volume combined with a 35% increase in per unit selling prices.

Gross profit for the current nine months increased by $4,076,000 or 11% to $42,923,000. The Company's gross profit decreased from 30% in Fiscal 1994 to 24% in Fiscal 1995. This 6% reduction in gross profit is attributed to increases in raw material costs combined with additional manufacturing costs incurred with the start up of the Company's Midwest plant. The Company increased its total plant manufacturing capacity by 25% during the current nine month period and such plants operated at 74% of total capacity.

OPERATING EXPENSES

The Company's operating expenses for the nine months ended July 31, 1995, increased 17% or $965,000 to $25,946,000. The increase in operating costs over the same period in the prior year primarily resulted from the Company's increased sales volume of 4% which directly increased selling and delivery and warehousing expenses for the period.

                                       7 of 13

INTEREST EXPENSE

Interest expense for the nine months ended July 31, 1994 increased by $343,000 to $1,375,000 which represented a 33% increase from the same period in the prior fiscal year. This increase was attributable to an increase in average debt outstanding during the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital amounted to $23,644,000 at July 31, 1995, as compared to $20,592,000 at October 31, 1994. The increase in working capital of $3,052,000 at July 31, 1995 can be attributed to the growth in accounts receivable from increased sales volume during the first nine months of the fiscal year offset by the Company's investment in machinery and equipment and a new plant facility in Alsip, Illinois, during the period. These purchases were funded by internally generated cash flow and funding from available Company credit lines. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

On August 3, 1995, the Company entered into a credit agreement ("Credit Agreement") with Chase Manhattan Bank, as administrative agent, Mellon Bank, N.A., as documentation agent, and certain lenders party thereto. Pursuant to the Credit Agreement, the Banks have agreed to provide the Company with a $140,000,000 credit facility ("Credit Facility"). The Credit Facility will consist of a three-year Revolving Credit Facility in the amount of $30,000,000 and a seven year amortizing Term Loan Facility in the amount of $110,000,000. As previously discussed in the Notes, the Company has used $32,612,000 of borrowing under the Term Loan Facility to fund the Barba Share purchase and approximately $29,638,000 to fund the purchase of Shares pursuant to the Tender Offer. In addition, the Company has used approximately $33,051,000 of such proceeds to refinance the Company's indebtedness.

The Company's future capital requirements relate principally to the construction of its new facility in Wright Township, Pennsylvania, purchasing machinery and equipment for this facility and promoting new and existing products in the polyethylene film market. The Company will receive financing from the Commonwealth of Pennsylvania to partially fund the construction of the facility and believes that this borrowing combined with internally generated cash flow plus the availability of the Company's new credit facilities discussed above are sufficient to meet its normal and additional capital requirements for the foreseeable future.

                                       8 of 13

                                     SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AEP INDUSTRIES INC.


Date: September 13, 1995                        S/A J. Brendan Barba
                                                --------------------------------
                                                J. Brendan Barba
                                                Chairman of the Board, President
                                                and Chief Executive Officer



Date: September 13, 1995                        S/A Paul M. Feeney
                                                --------------------------------
                                                Paul M. Feeney
                                                Executive Vice President-Finance
                                                Principal Financial and
                                                Accounting Officer














                                      9 of 13

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibit 11 - Computation of weighted average number of shares outstanding. Page 12.

       (b) No reports on Form 8-K have been filed during the quarter ended July 31, 1995.

       27.   Financial Data Schedule (for electronic submission only).






                                     10 of 13

                               INDEX TO EXHIBITS

Exhibit
 Number           Description of Exhibit
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

                                   11 of 13

Exhibit
 Number           Description of Exhibit
-------           ----------------------

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













                                   12 of 13