Form 10-K
period 1995-10-31
AEP INDUSTRIES INC
filed 1996-01-29
CIK 785787

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549



[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended       October 31, 1995
                         --------------------------------------------------
                                          or


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to
                              -------------------   -----------------------


Commission file number                 0-14550
                       ----------------------------------------------------


                                 AEP INDUSTRIES INC.
                              --------------------
                (Exact name of registrant as specified in its charter)


Delaware                                     22-1916107
--------                                     ----------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)


125 Phillips Avenue
South Hackensack, New Jersey                 07606-1546
----------------------------                 ----------
(Address of principal executive offices)     (zip code)


Registrant's telephone number, including area code: (201) 641-6600
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
Title of each class                               which registered
-------------------                           ------------------------

Common Stock, $.01 par value                         NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for
the past 90 days.        Yes    X                            No
                               ---                                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $70,000,000 based upon the average of the bid and asked prices of the stock, which was $22.00 on December 29, 1995.


The number of shares of the Registrant's $.01 par value common stock outstanding as of December 29, 1995, was 4,804,675.
                             ---------

                         DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on April 9, 1996 -- Part III.*








-------------------------
*As stated under various items of this Annual Report, only certain specified portions of such document are incorporated by reference herein.

                                        PART I

ITEM 1.   BUSINESS

GENERAL

AEP Industries Inc. ("AEP") manufactures a wide range of low density polyethylene plastic film products at its facilities in New Jersey, Illinois, North Carolina, Texas and California, utilizing both cast and blown film technologies. The Company will be relocating its New Jersey plant facility to a newly constructed facility in Wright Township, Pennsylvania during the second quarter of Fiscal 1996. AEP's products are used in a number of industrial, commercial and agricultural applications and are sold throughout the United States and in a limited number of foreign countries. Average annual production capacity exceeded 400 million pounds in 1995.

PRODUCTS

The Company manufactures and markets an extensive line of polyethylene film products, which it believes is one of the most diverse product lines available from a single source in the polyethylene film industry. AEP's film products are used in the packaging, transportation, textile, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and other industries.

AEP's principal products include a wide assortment of packaging materials, such as carton and drum liners (used to protect the contents from damage), bundle film (used to package small containers, periodicals and other products), furniture and mattress covers, shrink film, stretch film (used for covering and securing shipping pallets), textile and carpet wrappers and bags, sheeting materials and a variety of other packaging films. The Company also produces heavy duty films used in the construction industry as moisture and insulating barriers, mulch films, silage wrap and IRT (Infra Red Transmitting) films (used in the agricultural industry to achieve more efficient plant growth) and nursery film (used to cover greenhouses). Other products include embossed, laminating and high clarity films for special applications, and a wide variety of printed and converted products.

Through the use of certain concentrates, AEP has the capability to produce products of all colors. In addition, by adding other chemical components, blending resins with different chemical characteristics, and varying the production processes, the Company can control a wide range of other film properties such as clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability, and permeability. The gauges of its products range from less than one mil (.001 inches) to ten mils. The Company's extrusion equipment can produce printed products and film up to 40 feet wide.

The Company manufactures both industrial grade products, which are manufactured to either customer or industry specification, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than the Company's industrial grade products.

While most of its products are extruded from low and linear low density polyethylene resin, AEP also uses small amounts of high density polyethylene and polypropylene resins in its products. In 1995, sales of high density polyethylene and polypropylene products accounted for less than 2% of the Company's total sales.

Foreign sales accounted for less than 7% of the Company's total sales. The Company considers that its present products comprise a single industry segment.

MANUFACTURING AND PRODUCTION

In the Company's manufacturing process, polyethylene resin pellets with various properties are blended with chemical concentrates (including coloring, where appropriate) to achieve specified product characteristics. The blending of various kinds of resin combined with chemical and color additives is computer controlled to avoid waste and to maximize product consistency. The blended mixture is then melted by a combination of applied heat and friction, under pressure and then is mechanically mixed. The mixture is then forced (extruded) through a die, at which point it is expanded into a flat sheet or a vertical tubular column of film and is cooled. The cooled film can then be shipped to a customer or can be further processed and then shipped. AEP's manufacturing plants operate 24 hours a day, seven days a week.

The Company's equipment has several processing features, including the capability to print "in-line" and to cut tubular film at either end to produce "bags" or to cut the side of the tubes to produce "sheeting." This "sheeting" can then be sold or further processed by imprinting, perforating and/or heat sealing it into a variety of products according to customer specifications.

AEP regularly upgrades or replaces older equipment to keep abreast of technological advances and to maximize production efficiencies. During the past five fiscal years, the Company spent in excess of $87 million in capital improvements, which included the construction of new manufacturing, warehouse and sales facilities in Alsip, Illinois and Wright Township, Pennsylvania, the purchase of new state-of-the-art extrusion equipment and the upgrading of older equipment.

QUALITY CONTROL

The Company believes that maintaining the highest standards of quality in all aspects of its manufacturing operations plays an important part in its ability to maintain its competitive position. To that end, AEP has adopted strict quality control systems and procedures which it regularly reviews, updates and modifies as appropriate.

MARKETING AND SALES

AEP markets its products principally through its own sales force under the supervision of national and regional managers. The Company's sales force sells directly to its customers, who are generally the end users of the products and also utilizes distributors for the sale of some of its products. During the fiscal year ended October 31, 1995, approximately 52% of the Company's sales were direct to end users with the balance representing sales to distributors.

The Company serves approximately 4,500 customers from its manufacturing plants located in New Jersey, Illinois, North Carolina, Texas and California. During the fiscal year ended October 31, 1995, no single customer accounted for more than 2% of the Company's net sales.

AEP's marketing orientation of its line of industrial products emphasizes commercial grade sheeting and bags, which are manufactured to customer specifications and require efficient, low cost and high-speed production. Since these products can generally be obtained from a number of local and national manufacturers, the competition in this market is intense, and the margins are relatively low. In contrast, the margins are higher in the Company's line of industrial stretch film and agricultural stretch films and certain other specialty products. AEP believes that its research and development efforts, its high efficiency equipment (which is both automated and microprocessor-controlled) and the technical training given to its sales personnel enables the Company to expand its sales in all of its product lines.

An important component of the Company's marketing philosophy is the ability of its sales personnel to provide technical assistance to customers. AEP's sales force regularly consults customers with respect to performance of its products, the customers' particular need and communicates with its research and development staff regarding these matters. In conjunction with the research and development staff, AEP sales personnel are often able to recommend a product or suggest a polyethylene resin blend to produce the product which best suits the customers' requirements.

RAW MATERIALS

The low and linear low density polyethylene resins used by the Company in its manufacturing operations are available from a number of domestic suppliers. The Company selects its suppliers based on the price, quality and characteristics of the resins they produce. Most of its purchases of resin in the 1995 fiscal year were made from ten of the fifteen national resin suppliers, none of which accounted for more than 17% of the Company's requirements. AEP believes that the loss of any resin supplier would not have a materially adverse impact on the Company. Other raw materials, principally chemical colorings and other concentrates, are available from many sources.

The low and linear low density polyethylene resins used by the Company are produced from petroleum and natural gas. Instability in the world markets could adversely affect the prices of the Company's raw materials and their general availability, this could have an adverse effect on if the increased costs could not be passed on to customers. AEP generally maintains a resin inventory of less than one month's supply and has not experienced any difficulty in maintaining its supply.

DISTRIBUTION

AEP maintains a fleet of approximately 40 trucks, most of which it leases, for the delivery of approximately 51% of its products to customers. The Company uses common carriers, contract carriers, and dedicated service haulers where appropriate for the remainder of its deliveries. This combination enables AEP to control the distribution process and thereby insure priority handling and direct transportation of its products to its customers, thus improving the speed, reliability, and efficiency of delivery. Although most of the Company's products are delivered within a 500 mile radius of its plants, the Company ships product to all parts of the country and overseas.

RESEARCH AND DEVELOPMENT

The Company has a full time research and development department with a staff of four persons. In addition, other members of management and supervisory personnel, from time to time, devote substantial amounts of time to research and development activities. The principal efforts of the research and development department are directed to maintaining and improving quality control in AEP's manufacturing operations, assisting sales personnel in designing specialty products to meet individual customer's needs, and developing new products.

AEP's research and development department has developed a number of products with unique properties which the Company considers proprietary including a new family of industrial stretch film products for which a patent is pending. The Company has also developed its AEPLEX-X -Registered Trademark- line of super-tough film products, proven to be up to 30% stronger than comparable films. AEP's research and development efforts over the past year have concentrated on development of a family of new products generically called co-ex products. These projects are expected to continue into 1996 and beyond.

For the three years ended October 31, 1995, the Company incurred expenses aggregating approximately $1,403,000 for research and development activities, consisting of $698,000 in Fiscal 1995, $374,000 in Fiscal 1994 and $331,000 in Fiscal 1993.

PROPRIETARY RIGHTS

Although AEP owns several trademarks, has applied for patent protection for a line of industrial stretch film products and has developed certain other proprietary products, it does not consider that any of these are material to its overall business.

COMPETITION

The business of supplying low and linear low density polyethylene film products is extremely competitive. Although AEP believes it is one of the largest extruders of such film in the United States, it faces competition from a great number of companies engaged in the low and linear low density polyethylene film extrusion business. The Company believes its manufacturing capacity accounts for less than 11% of the entire low and linear low density polyethylene film market in the United States.

AEP's principal competitors fall into three categories. The first consists of local extruders that compete with the Company in specific geographic areas, generally within a 500 mile radius of its plants. The second group of competitors are companies which specialize in the extrusion of a limited group of products, which they market nationally. The third group of competitors is the few extruders of a broad range of polyethylene products which maintain production and marketing facilities across the United States. Some of these competitors are subsidiaries or divisions of large and diversified companies with extensive production facilities, well developed sales and marketing staffs and substantially greater financial resources than the Company.

AEP believes that its utilization of proprietary blends and its ability to design film products which meet the customers' particular requirements enhances the Company's competitive position in its industrial, industrial stretch and specialty polyethylene film markets.

The Company believes that it can effectively compete with its competitors based on the broad variety and high quality of the products it offers, the scope, efficiency and knowledge of its sales, customer service and technical support personnel, prompt delivery and the competitiveness of its pricing.

BACKLOG

The Company estimates that the total dollar volume of its backlog as of the end of the 1995 and 1994 fiscal years was approximately $9.5 million and $7.8 million respectively. These backlogs represent approximately 10 days of production in 1995 and 11 days in 1994. AEP believes that because the great majority of its production is based upon purchase orders rather than long term contracts, the amount of its backlog is not an important indicator of future sales.

ENVIRONMENTAL MATTERS

Except for relatively small amounts of printing ink, AEP's manufacturing operations do not involve the handling of toxic chemicals or emissions or discharge of toxic fumes or other wastes into the environment. Accordingly, the Company's operations are not significantly affected by any Federal, state or local environmental or other similar regulations.

EMPLOYEES

At October 31, 1995, AEP had approximately 1,100 employees, including officers and administrative personnel. The Company has collective bargaining agreements with the United Textile Workers of America covering its production employees at the Moonachie, New Jersey facility and with the Warehouse, Processing and Distribution Workers' Union, Local No. 26, International Longshoremans' and Warehousemans' Union covering production employees in the Chino, California facility. In December 1995, Teamsters Local Union No. 71 was decertified as the collective bargaining unit by the truck drivers at the Matthews, North Carolina facility, which union had been recognized in the prior year. The Company has never experienced a work stoppage and considers its relationship with its work force to be good.

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company are as follows:

                                                           Age at
Name                Position with the Company          October 31, 1995
----                -------------------------          ----------------

J. Brendan Barba    Chairman of the Board,                     54
                    President and Director

Robert W. Cron      Executive Vice President -                 48
                    Sales and Marketing and Director

Paul M. Feeney      Executive Vice President -                 53
                    Finance and Director

Lawrence R. Noll    Vice President - Finance, Secretary        47
                    and Director

Officers serve at the discretion of the Board of Directors.

J. Brendan Barba is one of the founders of the Company and has been its President and a director since its organization in January 1971. In November 1985 Mr. Barba assumed the additional title of Chairman of the Board of Directors of the Company.

Robert W. Cron was elected Executive Vice President - Sales and Marketing in January 1989; before that he was Vice President of Sales and held various sales positions within the Company. Mr. Cron became a director in November 1985.

Paul M. Feeney has been Executive Vice President - Finance of the Company since December 1988. From 1980 to 1988 Mr. Feeney was Vice President and Treasurer of Witco Corporation. He became a director of the Company in January 1989.

Lawrence R. Noll has been Vice President - Finance, Secretary and Director of the Company since September 1993; before that, he was the Controller of the Company.

Mr. Barba and Mr. Cron are cousins. No other family relationships exist between any of the directors and executive officers of AEP.

ITEM 2.   PROPERTIES

The Company's principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

On October 31, 1995, AEP operated five manufacturing facilities, which are located in Moonachie, New Jersey; Alsip, Illinois; Matthews, North Carolina; Waxahachie, Texas and Chino, California all of which are owned by the Company.

Sales offices are assigned to each of these plants. AEP will be relocating its New Jersey plant facility to a newly constructed 303,000 square foot facility located in Wright Township, Pennsylvania during the second quarter of Fiscal 1996. In aggregate the Company utilizes approximately 862,000 square feet of manufacturing, office and warehouse space. In 1995 the Company's manufacturing facilities had a combined average annual production capacity exceeding 400 million pounds of extruded polyethylene film, and estimated that it operated at approximately 73% of capacity.

Following is a more detailed description of each of the Company's facilities.

NEW JERSEY

The Company's New Jersey plant, warehouse, administrative and executive offices are located in three facilities, one in Moonachie, one in Wood-Ridge, and one in South Hackensack. The Company has operated the Moonachie plant since May 1973. This manufacturing facility is a one-story industrial building containing approximately 50,000 square feet. This facility will discontinue operations upon its relocation to the new Pennsylvania facility and will be sold when the relocation is completed.

AEP leases 130,000 square feet of office and warehouse space in South Hackensack from an unaffiliated lessor. This building houses its executive, sales, shipping, accounting and administrative offices. The lease expires February 28, 2015, and provides for an annual rental through February 29, 2000 of approximately $494,000.

The Company leases 43,000 square feet of warehouse space in Wood-Ridge from Barstrom Associates, a New Jersey general partnership of which Mr. Barba is one of two partners. AEP's lease expired on May 1, 1995, and currently the Company leases this facility on a month to month basis. The lease provides for a monthly rental of $14,000, which the Company believes is lower than what it would have paid to a non-affiliated landlord. AEP has notified Barstrom that effective March 31, 1996 the Company will vacate this facility.

ILLINOIS

The Alsip, Illinois, manufacturing, sales and warehouse facility is a 182,000 square foot industrial building situated on approximately 14 acres of land.

TEXAS

The Waxahachie, Texas manufacturing, sales and warehouse facility is located in a 100,000 square foot one-story industrial building situated on approximately 10 acres of land.

NORTH CAROLINA

The Matthews, North Carolina manufacturing, sales and warehouse facility is a 242,000 square foot one-story industrial building situated on 13 acres of land.

CALIFORNIA

The Chino, California manufacturing, sales and warehouse facility is located in a 115,000 square foot one-story industrial building on approximately 9 acres of land.

PENNSYLVANIA

AEP is completing construction of its one story, 303,000 square foot manufacturing facility that is situated on 43 acres of land in Wright Township, Pennsylvania and intends to begin operations at this facility in February, 1996.

All of its properties are well-maintained and in good condition. The Company believes the current operating facilities and the addition of the Pennsylvania facility will be suitable for its present and immediate future business needs.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings which are not covered by insurance.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

AEP's Common Stock is quoted on the Nasdaq Stock Market's National Market ("NNM") under the symbol "AEPI." The high and low closing prices for the Company's Common Stock, as reported in NNM, are as follows:


Fiscal Year and Period
----------------------
                                     Price Range
                              -----------------------  Per Share
                               High            Low     Dividend
                              ------          -------  --------
1995
----
First quarter                 $18.50          $15.75      $.020
Second quarter                 25.25           17.25       .025
Third quarter                  27.25           18.25       .025
Fourth quarter                 24.75           20.75       .025

1994
----
First quarter                 $15.50*         $11.32*     $.017*
Second quarter                 21.00           14.75       .020
Third quarter                  19.25           15.00       .020
Fourth quarter                 18.75           16.00       .020


*AEP's Board of Directors declared a 3-for-2 stock split effected in the form of a stock dividend to stockholders of record as of December 30, 1993, effective January 11, 1994. Closing prices and per share dividend amounts prior to January 11, 1994, have been retroactively restated to give effect to the stock split.

On December 29, 1995, the closing price for the Company's Common Stock was
$22.00.

As of December 29, 1995 the Company's Common Stock was held by approximately 600 stockholders of record through nominee or street name accounts with brokers.
AEP has paid cash dividends to its stockholders each fiscal quarter commencing with the quarter ended July 31, 1993 through the quarter ended October 31, 1995. The Company is subject to a number of covenants under the new term loan and revolving credit agreements including restrictions on the amount of dividends that may be paid. The Board of Directors announced in December 1995 the suspension of future dividends and that the funds would be reinvested into the Company. The restoration of future dividends is within the discretion of the Board of Directors and will depend upon business conditions, earnings, the financial condition of the Company and other relevant factors.

In August 1995, the Company and J. Brendan Barba, the Chairman of the Board, President and Chief Executive Officer of the Company, entered into a Stock Purchase Agreement (the "Barba Purchase Agreement"), pursuant to which the Company purchased from Mr. Barba on such date an aggregate of 1,550,000 shares of Common Stock for a cash purchase price of $21.04 per share (the "Barba Purchase").

In September 1995, AEP completed a Self-Tender Offer (the "Offer") and purchased 1,083,000 shares of Common Stock for a cash purchase price of $22.75 per share.

Pursuant to the Barba Purchase Agreement, none of the shares beneficially owned by him or any of his affiliates or over which he otherwise exercises dispositive power were tendered and sold to the Company pursuant to the Offer. The Company's other directors and executive officers did not tender shares owned by them pursuant to the Offer. After giving effect to the consummation of the Barba Purchase and the repurchase of shares by the Company pursuant to the Offer, Mr. Barba owns beneficially approximately 32% of the outstanding shares.

Shares acquired by AEP pursuant to the Offer and the Barba Purchase are being held in the Company's treasury and will be available for the Company to issue without further stockholder action (except as required by applicable law or the rules of the NNM on which the shares are traded). Shares could be issued for such purposes as, among others, the acquisition of businesses, the raising of additional capital for use in the Company's business, the distribution of stock dividends and the implementation of employee benefit plans. Specifically the Board of Directors of the Company has authorized the establishment of an employee stock ownership plan (the "ESOP") which is being implemented effective January 1, 1996. Shares acquired by AEP pursuant to the Barba Purchase and the Offer may over time, subject to the determination of the Board as to the appropriate level of considerations, be contributed by the Company to the ESOP. The purpose of the ESOP is to attract and retain key employees of the Company, to encourage an ownership commitment by those employees and to motivate such persons by providing incentives for the successful implementation of the Company's strategic plans.

ITEM 6.   SELECTED FINANCIAL DATA

                                     Year Ended October 31,
                         ------------------------------------------------
                           1995      1994      1993      1992      1991
                         --------  --------  --------  --------  --------
                              (in thousands, except per share amounts)
Income Statement
Data:
Net sales                $242,886  $184,669  $153,307  $142,621  $133,448
Operating profit         $ 25,225  $ 19,734  $ 14,277  $  6,660  $  8,085
Income before
 extraordinary
 item and
 provision for
 income taxes            $ 22,400  $ 18,801  $ 11,906  $  5,236  $  6,038
Income before
 extraordinary
 item                    $ 13,677  $ 11,404  $  7,334  $  3,577  $  3,505
Net income               $ 13,486  $ 11,404  $  6,880  $  3,577  $  3,505
Net income per
 common share
 before extra-
 ordinary item(a)           $1.99     $1.55     $1.01     $0.49     $0.49
Net income per
 common share(a)            $1.96     $1.55     $0.95     $0.49     $0.49
Dividends declared
 and paid per
 common share(a)            $0.10     $0.08     $0.03         -          -

Balance Sheet
Data:
Total assets             $143,287  $118,496  $ 88,992  $ 84,393  $ 79,298
Long-term debt           $ 81,523  $ 23,500  $ 20,095  $ 17,612  $ 18,426
Shareholder's
 Equity                  $ 16,808  $ 61,789  $ 50,616  $ 43,734   $ 39,985

(a) All fiscal years prior to 1994 have been restated to give effect to a 3-for-2 stock split in the form of a dividend declared by the Company's Board of Directors in December 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFIT

Net sales for the fiscal year ended October 31, 1995 ("Fiscal 1995") increased by $58,217,000 or 32% to $242,886,000 over the Company's fiscal year ended October 31, 1994 ("Fiscal 1994"). The increase was primarily attributable to a 27% increase in average selling prices combined with a 4% increase in sales volume. The Company's net sales for Fiscal 1994 were $184,669,000 as compared to $153,307,000 for the fiscal year ended October 31, 1993 ("Fiscal 1993"), an increase of $31,362,000 or 20%. The increase in sales for Fiscal 1994 was primarily the result of a 21% increase in sales volume partially offset by a decline in average selling prices of less than 1%. Net sales of $153,307,000 for Fiscal 1993 were $10,686,000 or 8% higher than the fiscal year ended October 31, 1992 ("Fiscal 1992") largely due to a 5% increase in volume combined with a 2% increase in average selling prices.

Fiscal 1995 gross profit was $60,373,000, an increase of 12% or $6,306,000. The increase in gross profit resulted from volume increases and higher selling prices per unit offset by start-up costs associated with the implementation of new production lines in the Company's Midwest facility and a provision of $740,000 related to the 1996 relocation of the Company's New Jersey manufacturing facility to Pennsylvania. Gross profit for Fiscal 1994 was $54,068,000, an increase of $10,229,000 over that of Fiscal 1993. This increase in gross profit over Fiscal 1993 can be directly attributed to reduced per unit manufacturing expenses resulting from increased volume. Fiscal 1993 gross profit increased by $7,702,000 over the prior year to $43,839,000 or 29% of net sales. The increase in gross profit over Fiscal 1992 results from a reduction in per unit manufacturing expenses, resulting from volume increases, and increased selling prices.

OPERATING EXPENSES

The Company's Fiscal 1995 operating expenses totaled $35,149,000, an increase of 2% or $815,000 over Fiscal 1994. This increase in operating expenses can be directly attributed to the Company's 4% increase in sales volume over the prior year which increased selling expenses. These increased costs were offset by a reduction in per unit delivery costs during the year, which can be attributed to the opening of the Company's Midwest plant. Fiscal 1994 operating expenses increased 16% or $4,772,000 over Fiscal 1993 to $34,334,000. This overall increase was attributable to increased shipping costs as a result of a 21% increase in sales volume and increased selling expenses which are also related to the volume increase. Operating expenses for Fiscal 1993 were $29,562,000, an increase of $85,000 over Fiscal 1992 or less than 1%. Selling and delivery and warehousing costs increased in Fiscal 1993 by 2% and 3% respectively; this increase was attributable to increases in sales volume and was partially offset by a decrease in personnel costs and by an 8% decrease in general and administrative expenses.

INTEREST EXPENSE

Fiscal 1995 interest expense amounted to $3,209,000, an increase of $1,753,000 from Fiscal 1994. This increase in interest expense is due to the Company's new credit facilities, which replaces its existing credit facilities and was used to finance the purchase of shares of Common Stock for its treasury from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995. The Company's Fiscal 1994 interest expense decreased by $441,000 to $1,456,000, representing a 23% decrease from Fiscal 1993. This decrease was attributable to the decrease in average debt outstanding during the major portion of Fiscal 1994 as well as the full impact of the reduced interest rates on the Company's senior notes which were placed in May 1993. Interest expense increased by 3% or $61,000 in Fiscal 1993 to $1,897,000. This increase over Fiscal 1992 was the result of an increase in average debt outstanding partially offset by lower interest rates.

OTHER INCOME (EXPENSE)


Other income for Fiscal 1995 totaled $384,000 which included interest and dividend income of $213,000 and gain on sales of machinery and equipment of $109,000. In Fiscal 1994 the Company's other income of $523,000 was primarily attributable to the sale of certain fixed assets at a gain of $355,000. Other income and expense for Fiscal 1993 included foreign currency losses both realized and unrealized in the amount of $397,000. These losses were incurred as a result of the decrease in valuation of the U.S. Dollar versus other foreign currencies. These losses were partially offset by gains on sales of machinery and equipment.

NET INCOME

The Company's net income increased in Fiscal 1995 by 18% or $2,082,000 to $13,486,000. This increase over Fiscal 1994 was a result of the improvement in gross profit due to increased sales volume and a nominal increase in operating expenses. This improvement was partially offset by an extraordinary net of tax charge of $190,000 associated with the prepayment penalty paid when the Company prepaid its 6.59% Senior Notes. In Fiscal 1994 the Company's net income increased from Fiscal 1993 net income by $4,524,000 or 66% to $11,404,000. This increase in net income can be attributed to increased sales volume in most of the Company's lines of business, reductions in per unit manufacturing costs, reduced financing costs and continued control over operating expenses. Net income for Fiscal 1993 increased by $3,303,000 to $6,880,000 from Fiscal 1992 net income of $3,577,000. This 92% increase in net income primarily resulted from the previously mentioned improvement in gross profit resulting from increases in sales volume and selling prices combined with reductions in manufacturing costs. The improvement in net income was partially offset by an extraordinary net of tax charge of $454,000 associated with the prepayment penalty paid when the Company refinanced its 10.65% Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital amounted to $14,030,000 at October 31, 1995 as compared with $20,592,000 at October 31, 1994. This decrease of $6,562,000 in working capital in Fiscal 1995 as compared to Fiscal 1994 is primarily attributable to an increase in accounts payable for capital expenditures and inventory on hand combined with the increased portion of long term debt payable during the fiscal year ending October 31, 1996.

In August, 1995, the Company entered into a Credit Agreement (the "Agreement") with a consortium of banks. The Agreement provided the Company with two credit facilities consisting of a term credit facility in the amount of $92,964,000 and a revolving credit facility for an amount up to $30,000,000. The proceeds borrowed under the long-term credit facility were used to redeem, with penalty, the 6.59% Senior Notes due in 2003, pay revolving credit obligations, and finance the shares acquired by the Company pursuant to the completed Self-Tender Offer and Barba Purchase Agreement.

As of October 31, 1995, there was $85,000,000 and $1,000,000 outstanding under the term and revolving credit facilities, respectively.

In Fiscal 1995 the Company's cash and cash equivalents increased by $71,000. Cash flow from operating activities of $22,590,000 was offset by funds used in investing activities, primarily capital expenditures which amounted to $28,402,000. Cash flow from financing activities included $92,964,000 in funds received from the aforementioned new Credit Agreement. These funds were used primarily to repay existing long-term debt of $28,059,000 and purchase $58,304,000 in shares of Common Stock for the treasury.

The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company's future capital requirements relate principally to completing construction costs of its new facility in Wright Township, Pennsylvania, purchasing new equipment for this facility, upgrading old equipment and facilities, and promoting new and existing products in the polyethylene film market. Upon completion of the construction of the Pennsylvania facility, the Company will receive financing from the State of Pennsylvania to partially fund the construction of the facility which will reimburse the Company for funds disbursed in Fiscal 1995. The Company believes that internally generated cash flow combined with availability under the Company's credit facilities discussed above are sufficient to meet its additional capital requirements for the foreseeable future.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") establishes permissible methods for valuing compensation attributable to stock options and is effective for the fiscal year beginning November 1, 1996. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") establishes accounting and reporting standards for long-lived assets is effective for the fiscal year beginning November 1, 1996. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

Inflation is not expected to have significant impact on the Company's business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index:

               Report of Independent Public Accountants

               Financial Statements:

                    Balance Sheets as of October 31, 1995 and 1994

                    Statements of Income -- For the years ended
                         October 31, 1995, 1994 and 1993

                    Statements of Shareholders' Equity -- For the years
                         ended October 31, 1995, 1994 and 1993

                    Statements of Cash Flows -- For the years ended
                         October 31, 1995, 1994 and 1993

                    Notes to Financial Statements

               Financial Statement Schedules:

               Schedules included are set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see "Item 1. Business - Executive Officers of the Company" of Part I hereof and the table and text under the caption "Name of Nominee and Certain Biographical Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on April 9, 1996 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

For information concerning this item, see the text and table under the caption "Compensation of Executive Officers" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning this item, see the table and text under the caption "Information Concerning Certain Shareholders" in the Proxy Statement, which information in incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning this item, see the text under the caption "Other Information Concerning Directors, Officers and Shareholders" in the Proxy Statement, which information is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1.   Financial Statements:

          The financial statements of the Company filed in this Annual Report on Form 10-K are listed in Item 8.

               2.   Financial Statement Schedules:

          The financial statement schedules of the Company filed in this Annual Report on Form 10-K are listed in the attached Index to Financial Statement Schedules.

               3.   Exhibits:

          The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

          (b)  Current Reports on Form 8-K:

          Report on Form 8-K dated August 2, 1995, with respect to the Company's Stock Purchase Agreement with J. Brendan Barba, the Company's new Credit Agreement for its long-term and revolving credit facilities and press releases with respect thereto and the Company's Self-Tender Offer.

 PRELIMINARY AND TENTATIVE
FOR DISCUSSION PURPOSES ONLY


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AEP Industries Inc.:


We have audited the accompanying balance sheets of AEP Industries Inc. (a Delaware corporation) as of October 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. as of October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
December 15, 1995

                               AEP INDUSTRIES INC.


                 BALANCE SHEETS AS OF OCTOBER 31, 1995 AND 1994

ASSETS (Note 6)                                       1995             1994
------                                          --------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents                          $329,000         $258,000
  Marketable securities (Note 2)                    1,718,000        3,643,000
  Accounts receivable, less allowance of
    $1,421,000 in 1995 and $1,498,000
    in 1994 for doubtful accounts                  26,333,000       24,083,000
  Inventories (Note 3)                             20,021,000       17,698,000
  Deferred income taxes (Note 8)                      846,000          549,000
  Other current assets                                972,000          288,000
                                                --------------   --------------

      Total current assets                         50,219,000       46,519,000


PROPERTY, PLANT AND EQUIPMENT, at
  cost, less accumulated depreciation
  and amortization (Notes 2, 4 and 6)              90,244,000       71,684,000


OTHER ASSETS                                        2,824,000          293,000
                                                --------------   --------------

      Total assets                               $143,287,000     $118,496,000
                                                --------------   --------------
                                                --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY                 1995              1994
------------------------------------            --------------   --------------

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 6)       $4,477,000          $95,000
  Accounts payable                                 27,678,000       21,631,000
  Accrued expenses (Notes 2 and 5)                  4,034,000        4,201,000
                                                --------------   --------------

      Total current liabilities                    36,189,000       25,927,000

LONG-TERM DEBT (Note 6)                            81,523,000       23,500,000

DEFERRED INCOME TAXES (Note 8)                      8,767,000        7,280,000

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock -- $1.00 par value; 1,000,000
  shares authorized; none issued                            0                0

  Common stock -- $.01 par value; 20,000,000
    and 8,000,000 shares authorized in 1995
    and 1994, respectively; 7,437,225 and
    7,367,921 shares, issued in 1995 and 1994,
    respectively                                       74,000           74,000
  Additional paid-in capital                        7,483,000        7,009,000
  Treasury stock -- common stock; at cost,
    2,633,000 shares in 1995                      (58,304,000)               0
  Retained earnings                                67,555,000       54,706,000
                                                --------------   --------------

      Total shareholders' equity                   16,808,000       61,789,000
                                                --------------   --------------

      Total liabilities and shareholders'
        equity                                   $143,287,000     $118,496,000
                                                --------------   --------------
                                                --------------   --------------

The accompanying notes to financial statements are an integral part of these balance sheets.

                               AEP INDUSTRIES INC.


                              STATEMENTS OF INCOME

               FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993



                                     1995              1994            1993
                                --------------    --------------  --------------
NET SALES                        $242,886,000      $184,669,000    $153,307,000

COST OF SALES                     182,513,000       130,601,000     109,468,000
                                --------------    --------------  --------------

    Gross profit                   60,373,000        54,068,000      43,839,000

OPERATING EXPENSES (Notes
  2, 5 and 9):
  Delivery and warehousing         16,666,000        16,722,000      12,623,000
  Selling                          12,940,000        11,981,000      11,002,000
  General and administrative        5,543,000         5,631,000       5,937,000
                                --------------    --------------  --------------
      Total operating expenses     35,149,000        34,334,000      29,562,000
                                --------------    --------------  --------------
      Income from operations       25,224,000        19,734,000      14,277,000

OTHER INCOME (EXPENSE):
  Interest expense (Note 6)        (3,209,000)       (1,456,000)     (1,897,000)
  Other, net                          384,000           523,000        (474,000)
                                --------------    --------------  --------------
                                   (2,825,000)         (933,000)     (2,371,000)
                                --------------    --------------  --------------
      Income before
        extraordinary item
        and provision for
        income taxes               22,399,000        18,801,000      11,906,000
                                --------------    --------------  --------------

PROVISION FOR INCOME TAXES
  (Note 8)                          8,723,000         7,397,000       4,572,000
                                --------------    --------------  --------------
      Income before
        extraordinary item         13,676,000        11,404,000       7,334,000

EXTRAORDINARY ITEM, net of
  income tax benefit of
  $120,000 and $285,000 in
  1995 and 1993, respectively
  (Note 6)                           (190,000)                0        (454,000)
                                --------------    --------------  --------------
      Net income                  $13,486,000       $11,404,000      $6,880,000
                                --------------    --------------  --------------
                                --------------    --------------  --------------

INCOME PER SHARE OF COMMON
  STOCK (Notes 2, 6 and 7):
    Before extraordinary item           $1.99             $1.55           $1.01
    Extraordinary item                   (.03)                0            (.06)
                                --------------    --------------  --------------
      Net income                        $1.96             $1.55            $.95
                                --------------    --------------  --------------
                                --------------    --------------  --------------

The accompanying notes to financial statements are an integral part of these statements.

                               AEP INDUSTRIES INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993


                                                  Common Stock
                                                    (Note 7)                    Treasury Stock           Additional
                                            --------------------------   ----------------------------      Paid-in       Retained
                                               Shares       Amount         Shares           Amount         Capital       Earnings
                                            ------------  ------------   ------------    ------------   ------------    ------------
BALANCES AT OCTOBER 31, 1992                  4,837,252       $48,000              0              $0     $6,433,000     $37,253,000
  Issuance of common stock upon
    exercise of stock options (Note 7)           27,500         1,000              0               0       114,0000
  Issuance of common stock pursuant
    to stock purchase plan (Note 7)              13,257             0              0               0        130,000               0
  Net income                                          0             0              0               0              0       6,880,000
  Cash dividends                                      0             0              0               0              0        (243,000)
  Stock split (Note 7)                        2,439,005        24,000              0               0              0         (24,000)
                                            ------------  ------------   ------------    ------------   ------------    ------------
BALANCES AT OCTOBER 31, 1993                  7,317,014        73,000              0               0      6,677,000      43,866,000
  Issuance of common stock upon
    exercise of stock options (Note 7)           39,050         1,000              0               0        215,000               0
  Issuance of common stock pursuant
    to stock purchase plan (Note 7)              11,888             0              0               0        117,000               0
  Net income                                          0             0              0               0              0      11,404,000
  Cash dividends                                      0             0              0               0              0        (564,000)
  Stock split (fractional shares
    not issued)                                     (31)            0              0               0              0               0
                                            ------------  ------------   ------------    ------------   ------------    ------------
BALANCES AT OCTOBER 31, 1994                  7,367,921        74,000              0               0      7,009,000      54,706,000
  Issuance of common stock upon
    exercise of stock options (Note 7)           62,175             0              0               0       470,0000
  Issuance of common stock pursuant
    to stock purchase plan (Note 7)               9,845             0              0               0        66,0000
  Net income                                          0             0              0               0              0      13,486,000
  Cash dividends                                      0             0              0               0              0        (637,000)
  Purchase of treasury stock (Notes 2 and 7)          0             0      2,633,000     (58,304,000)             0               0
  Other                                          (2,716)            0              0               0        (62,000)              0
                                            ------------  ------------   ------------    ------------   ------------    ------------

BALANCES AT OCTOBER 31, 1995                  7,437,225       $74,000      2,633,000    ($58,304,000)    $7,483,000     $67,555,000
                                            ------------  ------------   ------------    ------------   ------------    ------------
                                            ------------  ------------   ------------    ------------   ------------    ------------

The accompanying notes to financial statements are an integral part of these statements.

                               AEP INDUSTRIES INC.


                            STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                             1995            1994           1993
                                                                         ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $13,486,000     $11,404,000     $6,880,000
  Adjustments to reconcile net income to
    net cash provided by operating activities-
      Depreciation and amortization                                        9,822,000       8,280,000      6,875,000
      Provision for losses on accounts receivable                            500,000         865,000      1,181,000
      Increase in accounts receivable                                     (2,750,000)     (6,016,000)      (280,000)
      Increase in inventories                                             (2,323,000)     (5,432,000)      (257,000)
      (Increase) decrease in other current assets                           (684,000)        149,000        475,000
      (Increase) decrease in other assets                                 (2,531,000)         22,000        375,000
      Increase (decrease) in accounts payable                              6,047,000      12,071,000     (4,457,000)
      (Decrease) increase in accrued expenses                               (167,000)      1,088,000        813,000
      Increase in deferred income taxes                                    1,190,000       1,282,000      1,021,000
                                                                         ------------    ------------   ------------
           Net cash provided by operating
             activities                                                   22,590,000      23,713,000     12,626,000
                                                                         ------------    ------------   ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                   (28,402,000)    (28,007,000)    (9,319,000)
  Sales and retirements of property,
    plant and equipment, net                                                  20,000         586,000        524,000
  Purchases of marketable securities                                               0      (4,483,000)    (4,005,000)
  Sales of marketable securities                                           1,925,000       4,845,000              0
                                                                         ------------    ------------   ------------
           Net cash used in investing activities                         (26,457,000)    (27,059,000)   (12,800,000)
                                                                         ------------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
    long-term credit facilities                                           (2,500,000)      3,500,000     (4,500,000)
  Issuance of long-term debt                                              92,964,000               0     20,000,000
  Net repayments on long-term debt                                       (28,059,000)       (159,000)   (15,160,000)
  Proceeds from issuance of common stock                                     474,000         332,000        245,000
  Purchase of treasury stock                                             (58,304,000)              0              0
  Payment of cash dividends                                                 (637,000)       (564,000)      (243,000)
                                                                         ------------    ------------   ------------
           Net cash provided by financing
             activities                                                    3,938,000       3,109,000        342,000
                                                                         ------------    ------------   ------------
           Net increase (decrease) in cash                                    71,000        (237,000)       168,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                          258,000         495,000        327,000
                                                                         ------------    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF
  YEAR                                                                      $329,000        $258,000       $495,000
                                                                         ------------    ------------   ------------
                                                                         ------------    ------------   ------------


                                                                             1995            1994           1993
                                                                         ------------    ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for-
      Interest                                                            $3,273,000      $1,526,000     $1,880,000
      Income taxes                                                         7,101,000       6,283,000      2,705,000
                                                                         ------------    ------------   ------------
                                                                         ------------    ------------   ------------

The accompanying notes to financial statements are an integral part of these statements.

                               AEP INDUSTRIES INC.


                          NOTES TO FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION:

        AEP Industries Inc. ("the Company") is a manufacturer of a wide range of plastic film products. The Company's products are used in a number of industrial, commercial and agricultural applications and are sold throughout the United States and in a limited number of foreign countries.

(2)  SIGNIFICANT ACCOUNTING POLICIES:

     USE OF ESTIMATES-

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PROPERTY, PLANT AND EQUIPMENT-

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed using primarily the straight-line method over the estimated useful lives of the assets. The cost of property, plant and equipment and the related accumulated depreciation and amortization are removed from the accounts upon the retirement or disposal of such assets and the resulting gain or loss is recognized at the time of disposition. The cost of maintenance and repairs is charged to expense as incurred.

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), establishes accounting and reporting standards for long-lived assets and is effective for the fiscal year beginning November 1, 1996. The Company does not expect that adoption of this standard will have a material effect on its financial position or results of operations.

     CASH FLOWS-

        The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

     MARKETABLE SECURITIES-

        Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") which became effective November 1, 1994, requires that the Company carry its short-term investments at market value. Investments classified as held-to-maturity securities are carried at amortized cost in the balance sheet. The cumulative effect as of November 1, 1994 of adopting SFAS 115 was immaterial.

        Gains and losses on investment transactions are recognized when realized based on settlement dates. Dividends are recorded in income based on payment dates. Interest is recognized when earned.

     RESEARCH AND DEVELOPMENT COSTS-

        Research and development costs are charged to expense as incurred. Approximately $698,000, $374,000 and $331,000 for 1995, 1994 and 1993,
        respectively, was incurred for such research and development.

     NET INCOME PER SHARE OF COMMON STOCK-

        Net income per share of common stock is calculated using the weighted average number of shares of common stock and (where dilutive) common stock equivalents (options) outstanding during the period. The number of shares used in the per share computations was 6,883,306 in 1995, 7,347,341 in 1994, and 7,286,250 in 1993 (see Note 7).

        During 1995, the Company acquired 2,633,000 shares of its common stock, the purchase of which has been reflected in the computation of earnings per share on the basis of the weighted shares outstanding. Had the shares been purchased at the beginning of fiscal 1995 and had the debt, the proceeds from which the purchase was made, been outstanding since that date, earnings per share for 1995 would have been increased by $.30.

     ACCRUED EXPENSES-

        At October 31, 1995 and 1994 accrued expenses consisted of the following-

                                                 1995           1994
                                            ------------   ------------
          Payroll and employee benefits      $1,780,000     $1,912,000
          Interest                              633,000        697,000
          Other                               1,621,000      1,592,000
                                            ------------   ------------
                                             $4,034,000     $4,201,000
                                            ------------   ------------
                                            ------------   ------------

(3)  INVENTORIES:

        Inventories, stated at the lower of cost (generally last-in, first-out method) or market, include material, labor and manufacturing overhead costs and are comprised of the following-


                                                    October 31
                                            ---------------------------
                                                 1995           1994
                                            ------------   ------------
         Raw materials                       $8,010,000     $7,699,000
         Finished goods                      11,380,000      9,465,000
         Supplies                               631,000        534,000
                                            ------------   ------------
                                            $20,021,000    $17,698,000
                                            ------------   ------------
                                            ------------   ------------

        The Company uses the last-in, first-out (LIFO) method to price substantially all raw materials and finished goods inventory. Supplies are priced using the first-in, first-out (FIFO) method.

        Inventories would have been increased by $2,320,000 and $2,095,000 at October 31, 1995 and 1994, respectively, if the FIFO method had been used. Due to the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)  PROPERTY, PLANT AND EQUIPMENT:

        A summary of the components of property, plant and equipment and their estimated useful lives is as follows-

                                         October 31
                                 --------------------------    Estimated
                                     1995          1994        Useful Lives
                                 ------------  ------------  ------------------
Land                              $3,017,000    $2,580,000
Building                          20,246,000    18,384,000    15 to 31.5 years
Machinery and equipment           95,631,000    77,948,000    3 to 9 years
Furniture and fixtures             3,954,000     3,404,000    9 years
Leasehold improvements             1,896,000     1,896,000    6 to 25 years
Construction in progress          18,338,000    11,325,000
                                 ------------  ------------
                                 143,082,000   115,537,000

Less- Accumulated
  depreciation and
  amortization                    52,838,000    43,853,000
                                 ------------  ------------
                                 $90,244,000   $71,684,000
                                 ------------  ------------
                                 ------------  ------------

        Maintenance and repairs expense was $2,283,000, $2,045,000 and $1,483,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

(5)  DEFINED CONTRIBUTION PLAN:

        Effective January 1, 1993, the Company's profit sharing plan was merged into a new 401(k) savings plan for all eligible employees, as defined, other than the union employees at its California plant. Under the 401(k) savings plan, the Company matches 25% of eligible employee contributions up to 6% of compensation. Costs charged to expense relating to this plan were $166,000, $170,000 and $122,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

(6)  LONG-TERM DEBT:

        A summary of the components of long-term debt is as follows-

                                                         October 31
                                                 ---------------------------
                                                     1995          1994
                                                 ------------- -------------
        Term loan facility (a)                    $85,000,000            $0
        Revolving credit facility (a)               1,000,000             0
        Senior notes (a) (b)                                0    20,000,000
        Long-term credit facilities (a)                     0     3,500,000
        Revenue Bonds                                       0        90,000
        Other                                               0         5,000
                                                 ------------- -------------
                                                   86,000,000    23,595,000
        Less- Current portion                       4,477,000        95,000
                                                 ------------- -------------
                                                  $81,523,000   $23,500,000
                                                 ------------- -------------
                                                 ------------- -------------

        (a) In August 1995, the Company entered into a long-term credit facility agreement with a consortium of banks. The agreement provides the Company with two credit facilities consisting of (1) a seven-year amortizing term loan in the amount of $92,964,000 with the first quarterly installment due in January 1996 and (2) a three year revolving credit facility in an amount up to $30,000,000 maturing in July 1998. The interest rates under the term loan facility and the revolving credit facility will be, at the option of the Company, at the prime rate or London Interbank Offered Rate, plus defined basis points. During the fourth fiscal quarter of 1995 the Company prepaid $7,964,000 of the term loan principal and as of October 31, 1995 there was $85,000,000 ($80,000,000 at an effective interest rate of 8.38% and $5,000,000 at an effective interest rate of 10.0%) and $1,000,000 (at an effective interest rate of 10.0%) outstanding under the term loan and revolving credit facilities, respectively. The proceeds borrowed under the credit facility were used to repay and retire the $20,000,000 outstanding principal, accrued interest and prepayment penalties on the 6.59% senior notes due May 2003 and outstanding balances under the long-term revolving credit agreements the Company entered into during 1993. The prepayment penalties resulted in an extraordinary charge of $190,000 (net of income tax benefit of $120,000). The remaining balance of the proceeds borrowed were used to acquire 2,633,000 shares of the Company's common stock in August and September 1995 (see Note 7). The new credit facilities contain certain customary representations warranties, covenants and conditions such as, but not limited to, interest coverage ratio, fixed charge ratio, maintenance of minimum tangible net worth levels and dividend limitations. Under the most restrictive provisions of these agreements for any fiscal year commencing after October 31, 1995 the Company may not declare and make dividend payments in cash in excess of $750,000. Under the terms of the credit facility, all the assets of the Company are pledged as collateral.

        (b) In May 1993, the Company issued $20,000,000 of 6.59% senior notes due May 15, 2003. The proceeds were used to prepay the entire principal balance with accrued interest and prepayment penalties of the 10.65% notes issued May 1989. The prepayment penalty resulted in an extraordinary charge of $454,000 (net of income tax benefit of $285,000) as reflected in the 1993 results.

        Payments required on long-term debt during each of the next five years are as follows-

          1996                                         $4,477,000
          1997                                          6,955,000
          1998                                         11,205,000
          1999                                         13,136,000
          2000                                         14,682,000

          Thereafter                                   35,545,000
                                                      ------------
                                                      ------------

(7)  SHAREHOLDERS' EQUITY:

        In August 1995, the Company executed a stock purchase agreement with J. Brendan Barba, the Chairman of the Board, President and Chief Executive Officer of the Company under which the Company purchased and placed into treasury 1,550,000 shares of the Company's stock owned by Mr. Barba at $21.04 per share. Pursuant to a Self Tender offering made in August 1995 to its shareholders, the Company purchased and placed into treasury 1,083,000 shares of the Company's stock at $22.75 per share. Both purchases of treasury stock were accounted for under the cost method.

        In December 1993, the Company's Board of Directors authorized a 50% stock split effected in the form of a dividend for shareholders of record as of December 30, 1994. The effect of this split has been retroactively reflected in the financial statements and notes thereto including all appropriate share and per share amounts.

        The Company's Board of Directors may direct the issuance of the Company's $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

        In April 1995, the Board of Directors and the Shareholders of the Company approved and adopted the Company's 1995 Stock Option Plan and the 1995 Employee Stock Purchase Plan.

        The 1995 Stock Option Plan ("1995 Option Plan") has reserved 500,000 shares of Common Stock for the granting of options to key employees of the Company, including directors and officers. The 1995 Option Plan became effective January 1, 1995, and will terminate December 31, 2004. The 1995 Option Plan, provides for the grant of incentive stock options which may be exercised over a period of ten years, issuance of SARS, restricted stock, performance shares and fixed annual grants of nonqualified stock options to nonemployee directors. The options granted to outside directors are exercisable over ten years from date of grant and in no event can the option price be lower than the fair market value of the common stock at the date of grant. The Stock Option Committee is made up of entirely outside directors who will administer the 1995 Option Plan and will receive a fixed annual grant of 1,000 options. As of October 31, 1995, 498,000 options are available for grant.

        The 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") became effective July 1, 1995 and will terminate June 30, 2005. The 1995 Purchase Plan has an aggregate of 300,000 shares of Common Stock which has been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the Common Stock under the 1995 Purchase Plan will be 85% of the lower of the last sales price per share of Common Stock in the over-the-counter market on either the first or last day of each six-month offering period. As of October 31, 1995, no shares had been issued under the 1995 Purchase Plan.


        In November 1985, the Board of Directors and the shareholders of the Company adopted the Company's 1985 Stock Option Plan (the "1985 Option Plan") and 1985 Employee Stock Purchase Plan (the "1985 Purchase Plan").


        Under the 1985 Option Plan, 772,500 options have been granted to key employees of the Company, including directors and officers of which 265,500 have been exercised and 507,000 are outstanding. The 1985 Option Plan expired on October 31, 1995.

        Under the 1985 Purchase Plan, an aggregate of 187,500 shares of common stock has been made available for purchase through December 31, 1995. As of October 31, 1995, 129,218 shares had been issued under the Purchase Plan and 48,437 shares are available for purchase through December 31, 1995.

Transactions under the Option Plans are as follows-

                                                                    Option
                                                        Number      Price
                                                       of Shares   Per Share
                                                     -----------  ------------
        Outstanding at October 31, 1993                 286,125   $2.22-11.33
          Granted                                        76,500   18.13-18.75
          Exercised                                     (39,050)    2.22-9.83
          Terminated                                     (2,850)    8.17-9.83
                                                     -----------  ------------

        Outstanding at October 31, 1994                 320,725   $2.22-18.75
          Granted                                       276,750   17.25-23.13
          Exercised                                     (62,175)   2.22-18.13
          Terminated                                    (26,300)   5.66-18.75
                                                     -----------  ------------

        Outstanding at October 31, 1995                 509,000   $2.22-23.13
                                                     -----------  ------------
                                                     -----------  ------------
     Transactions under the Purchase Plans are
     as follows-
                                                                    Purchase
                                                        Number       Price
                                                       of Shares   Per Share
                                                     -----------  ------------

        Available at October 31, 1993                    70,170
          Purchased                                     (11,888)  $9.63-10.20
                                                     -----------
        Available at October 31, 1994                    58,282
          Purchased                                      (9,845) $14.13-14.24
                                                     -----------
        Available at October 31, 1995                    48,437
                                                     -----------
                                                     -----------

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes permissible methods for valuing compensation attributable to stock options and is effective for the fiscal year beginning November 1, 1996. The Company does not expect that adoption of this standard will have a material effect on its financial position or results of operations.

        The Board of Directors of the Company has authorized the establishment of an employee stock ownerhsip plan which will be implemented effective January 1, 1996.

(8)  INCOME TAXES:

        Effective November 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The cumulative effect of this accounting change did not have a material effect on the Company's financial statements.

The provision for income taxes is summarized as follows-

                                               Year Ended October 31
                                   -------------------------------------------
                                       1995             1994         1993
                                   ------------    ------------  -------------
        Federal-
          Current                   $6,176,000      $5,041,000     $2,916,000
          Deferred                   1,190,000       1,282,000      1,021,000
                                   ------------    ------------  -------------
                                     7,366,000       6,323,000      3,937,000

        State                        1,357,000       1,074,000        635,000
                                   ------------    ------------  -------------
                                    $8,723,000      $7,397,000     $4,572,000
                                   ------------    ------------  -------------
                                   ------------    ------------  -------------

        The tax effects of significant temporary differences which comprise the deferred tax assets (liabilities) at October 31, 1995 and 1994 are as follows-

                                                       1995           1994
                                                   ------------  -------------
        Deferred tax asset-
          Bad debt expense                            $390,000       $324,000
          Relocation expense                           265,000              0
          Unicap adjustment                            176,000         48,000
          IRS audit                                     11,000        138,000
          Other                                          4,000         39,000
                                                   ------------  -------------
                                                      $846,000       $549,000
                                                   ------------  -------------
                                                   ------------  -------------
        Deferred tax liability --
          Depreciation                             ($8,767,000)   ($7,280,000)
                                                   ------------  -------------
                                                   ------------  -------------

        A reconciliation of the provision for taxes on income before extraordinary item to that which would be computed at the statutory rate of 35%, 35% and 34.8% in 1995, 1994 and 1993, respectively is as follows-

                                               Year Ended October 31
                                   -------------------------------------------
                                       1995             1994         1993
                                   ------------    ------------  -------------
        Provision at statutory
          rate                      $7,840,000      $6,580,000     $4,143,000
        State tax provision, net
          of Federal tax benefit       882,000         698,000        414,000
        Other, net                       1,000         119,000         15,000
                                   ------------    ------------  -------------
                                    $8,723,000      $7,397,000     $4,572,000
                                   ------------    ------------  -------------
                                   ------------    ------------  -------------

(9)  LEASE COMMITMENTS:

        The Company has lease agreements for several of its facilities and certain transportation equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $2,617,000, $2,221,000 and $2,370,000 for 1995, 1994 and 1993, respectively. The
        Company rented space from Barstrom Associates ("Barstrom") whose lease expired on May 1, 1995 and currently leases this facility on a month-to-month basis. The lease provides for a monthly rental of $14,000. During the years ended October 31, 1994 and 1993, the Company rented space from Barstrom at a cost of $145,000 per year. Barstrom is a general partnership in which the Company's president is one of two partners.

        Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of minor sublease rentals, is as follows-

          1996                                              $1,437,000
          1997                                               1,275,000
          1998                                               1,131,000
          1999                                                 931,000
          2000                                                 728,000
          Thereafter                                         5,816,000
                                                           ------------
                                                           $11,318,000
                                                           ------------
                                                           ------------

(10) QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                      January 31            April 30            July 31           October 31
                                                     ------------        -------------       ------------        ------------
1995
----
Net sales                                             $58,687,000         $58,347,000         $64,218,000         $61,634,000
Gross profit                                           16,136,000          12,709,000          14,078,000          17,450,000
Net income                                              4,059,000           2,874,000           3,003,000           3,550,000
Income per share of common stock-
  Before extraordinary item                                  $.55                $.39                $.41                $.70
  Extraordinary item                                            0                   0                   0                (.04)
                                                     ------------        -------------       ------------        ------------
  Net income per share of
    common stock                                             $.55                $.39                $.41                $.66
                                                     ------------        -------------       ------------        ------------
                                                     ------------        -------------       ------------        ------------

1994
----
Net sales                                             $39,108,000         $43,046,000         $46,895,000         $55,620,000
Gross profit                                           12,248,000          13,492,000          13,107,000          15,221,000
Net income                                              2,618,000           2,889,000           2,563,000           3,334,000
                                                     ------------        -------------       ------------        ------------
  Net income per share
    of common stock                                          $.36                $.39                $.35                $.45
                                                     ------------        -------------       ------------        ------------
                                                     ------------        -------------       ------------        ------------

Earnings per share are computed independently for each of the quarters presented.

                               AEP INDUSTRIES INC.


                     INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULES:                                                                 Page
                                                                           ----
II -- Valuation and Qualifying Accounts                                     F-1



          Schedules other than those listed above have been omitted either because the required information is contained in the financial statements or notes thereto or because such schedules are not required or applicable.

                                                                     SCHEDULE II

                               AEP INDUSTRIES INC.


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1995


                                              Additions
                               Balance at      Charged    Deductions                     Balance
                                Beginning        to          From                        at End
                                 of Year      Earnings     Reserves       Other          of Year
                              ------------  ------------  ------------  ------------  ------------
YEAR ENDED
  OCTOBER 31, 1995:
    Allowance for doubtful
      accounts                 $1,498,000      $500,000      $577,000            $0    $1,421,000
                              ------------  ------------  ------------  ------------  ------------
                              ------------  ------------  ------------  ------------  ------------
YEAR ENDED
  OCTOBER 31, 1994:
    Allowance for doubtful
      accounts                 $1,614,000      $865,000      $981,000            $0    $1,498,000
                              ------------  ------------  ------------  ------------  ------------
                              ------------  ------------  ------------  ------------  ------------
YEAR ENDED
  OCTOBER 31, 1993:
    Allowance for doubtful
      accounts                 $1,254,000    $1,181,000      $990,000      $169,000    $1,614,000
                              ------------  ------------  ------------  ------------  ------------
                              ------------  ------------  ------------  ------------  ------------

                                POWER OF ATTORNEY

     The registrant and each person whose signature appears below hereby appoint
J. Brendan Barba and Paul M. Feeney as attorneys-in-fact with full power of substitution, severally, and to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 26, 1996                AEP INDUSTRIES INC.


                                        By S/A J. Brendan Barba
                                           --------------------------------
                                           J. Brendan Barba
                                           Chairman of the Board, President
                                           and Principal Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 26, 1996                AEP INDUSTRIES INC.


                                        By S/A J. Brendan Barba
                                           --------------------------------
                                           J. Brendan Barba
                                           Chairman of the Board, President
                                           and Principal Executive Officer

Dated:  January 26, 1996

                                        By S/A Paul M. Feeney
                                           --------------------------------
                                           Paul M. Feeney
                                           Executive Vice President-Finance
                                           Principal Financial and Accounting
                                           Officer, and Director

Dated:  January 26, 1996

                                        By S/A Robert W. Cron
                                           --------------------------------
                                           Robert W. Cron
                                           Director

Dated:  January 26, 1996

                                        By S/A Lawrence R. Noll
                                           --------------------------------
                                           Lawrence R. Noll
                                           Director

Dated:  January 26, 1996

                                        By S/A Kenneth Avia
                                           --------------------------------
                                           Kenneth Avia
                                           Director

Dated:  January 26, 1996

                                        By S/A Paul E. Gelbard
                                           --------------------------------
                                           Paul E. Gelbard
                                           Director

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report, dated December 15, 1995, included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-6355, 33-6365, 33-58747 and 33-58743 on Form S-8.



                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
January 22, 1996

                                INDEX TO EXHIBITS



Exhibit
 Number                      Description of Exhibit                  Page Number
-------                      ----------------------                  -----------
3(a)(1)  Composite Certificate of Incorporation of the Company as         36
         amended through May 3, 1995

3(a)(2)  Amendment to the Certificate of Incorporation of the Company     45
         as filed May 3, 1995

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to Registration Statement on
         Form S-1 No. 33-2242)

10(a) 1985 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(mm) to Amendment No. 2 to Registration Statement on Form S-1 No. 33-2242)

10(b) 1985 Employee Stock Purchase Plan of the Company as amended April 11, 1989 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended October 31, 1989)

10(c)    The Employee Profit Sharing and 401(k) Retirement
         Plan and Trust as adopted on March 3, 1993 (incorporated by reference to Exhibit 10(g) to Registrant's Quarterly
         Report of Form 10-Q for the period ended January 31, 1993

10(d) Lease dated as of March 20, 1990 between the Company and Phillips and Huyler Assoc., L.P. (incorporated by reference to Exhibit 10(aa) to the October 31, 1990 Form 10-K)

10(e) 1995 Stock Option Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement to Exhibit 4 to the Registration Statement No. 33-58747
         on Form S-8)

10(f)    1995 Employee Stock Purchase Plan of the Company
         (incorporated by reference to Exhibit 4 to the Registration Statement No. 33-58743 on Form S-8)

10(g)    Tender Offer to Purchase, dated as of August 10, 1995
         (incorporated by reference to Exhibit (a)(1) as filed on August 10, 1995 with Schedule 13E-4)

Exhibit
 Number                      Description of Exhibit                  Page Number
-------                      ----------------------                  -----------

10(h) Stock Purchase Agreement, dated as of August 2, 1995 between the Company and J. Brendan Barba (incorporated by reference to Exhibit (c) as filed on August 10, 1995 with
         Schedule 13E-4)

10(i)    Credit Agreement, dated as of August 3, 1995, among the
         Company, The Chase Manhattan Bank (National Association), as Administrative Agent and Mellon Bank, N.A., as
         Documentation Agent and the lenders party thereto
         (incorporated by reference to Exhibit (b) as filed on August 10, 1995 with Schedule 13E-4)

23       Consent of Arthur Andersen LLP                                   33

24       Power of Attorney (see "Power of Attorney") in Form 10-K         32

            CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION

                                       OF

                               AEP INDUSTRIES INC.

                         Pursuant to Section 242 of the
                           General Corporation Law of
                              The State of Delaware

               It is hereby certified that:

               1. The name of the corporation (hereinafter called the "Corporation") is AEP Industries Inc.

               2. The Corporation hereby amends its Certificate of Incorporation as follows:

                    The first sentence of paragraph FOURTH of the Certificate of Incorporation relating to the total number of authorized shares of the Corporation, is hereby deleted in its entirety and shall now read as follows:

                         "The total number of shares of Capital Stock which the
                    Corporation shall have authority to issue is 1,000,000 shares of Preferred Stock, $1.00 par value ("Preferred Stock") and 20,000,000 shares of Common Stock, $.01 par value ("Common Stock")."

               3. This Certificate of Amendment has been duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

               4. The effective time of the amendment herein certified shall be upon the filing of this Certificate with the Secretary of State.

               IN WITNESS WHEREOF, we have hereunto signed our names and affirm that the statements herein are true under the penalties of perjury, as of the 11th day of April, 1995.

                                             AEP INDUSTRIES INC.

                                             s/a J. Brendan Barba
                                             --------------------
                                             J.  Brendan Barba
                                             President

Attest:

s/a Lawrence R. Noll
---------------------
Lawrence R. Noll, Secretary

                          CERTIFICATE OF INCORPORATION

                                       OF

                               AEP INDUSTRIES INC.

     THE UNDERSIGNED, for the purpose of forming a corporation pursuant to the provisions of the General Corporation Law of the State of Delaware, does hereby certify as follows:

     FIRST:         The name of the Corporation is AEP Industries Inc. (the
"Corporation").

     SECOND:        The address of the Corporation's registered office in the
State of Delaware is 32 Loockerman Square, Suite L-100, Dover, Kent County, Delaware 19901, and the name of the Corporation's registered agent at such address is The Prentice-Hall Corporation System, Inc.

     THIRD:         The purpose for which the Corporation is organized is to
engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

     FOURTH:        The total number of shares of Capital Stock which the
Corporation shall have authority to issue is 1,000,000 shares of Preferred Stock, $1.00 par value ("Preferred Stock"), and 20,000,000 shares of Common Stock, $0.01 par value ("Common Stock"). The powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitation or restrictions of the Preferred Stock shall be as follows:

     1.  (a)   The Preferred Stock may be issued from time to time as shares of one or more series of Preferred Stock, and in the resolutions or resolutions providing for the issue of shares of each particular series, before issuance, the Board of Directors of the Corporation is expressly authorized to fix:

          (i) the distinctive designation of such series and the number of shares which shall constitute such series, which number may be increased (except where otherwise provided by the Board of Directors in creating such series) or decreased (but not below the number of shares thereof then outstanding) from time to time by like action of the Board of Directors;

          (ii) the rate of dividends payable on such series, whether or not dividends shall be cumulative, the date or dates from which dividends shall accrue and, if cumulative, shall be cumulative and the relationship which such dividends shall bear to dividends payable on any other series;

          (iii) whether or not the shares of such series shall be subject to redemption by the Corporation and, if so, the times, prices and other terms and conditions of such redemption;

          (iv) whether or not the shares of such series shall be subject to the operation of a sinking fund or a fund of similar nature and, if so, the terms thereof;

          (v) the rights of the shares of each series in case of liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, or upon any distribution of its assets;

          (vi) whether or not the shares of such series shall be convertible into or exchangeable for shares of any other series or class of stock of the Corporation and, if so, the terms of conversion or exchange;

          (vii) whether or not the shares of such series shall have voting rights in addition to the voting rights provided by law and in paragraph 5 below and, if so, the nature and extent thereof; and

          (viii) the consideration to be received by the Corporation for the shares of such series.

         (b) The shares of the Preferred Stock of any one series shall be identical with each other in all respects except as to the dates from which dividends thereon shall accrue or be cumulative.

         (c) In case the stated dividends and the amounts, if any, payable on liquidation, dissolution or winding up of the Corporation are not paid in full, the shares of each series of the Preferred Stock, after the payment in full of such dividends and amounts to all series of the Preferred Stock ranking senior to such series and before any payment to any series ranking junior thereto, shall share ratably in the payment of dividends, including accumulations, if any, in accordance with the sums which would be payable on said shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends, in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full.

         (d) Upon the issuance of any series of Preferred Stock, a certificate setting forth the resolution or resolutions (including the designation, description and terms of such series) adopted by the Board of Directors with respect to such series shall be made and filed in accordance with the then applicable requirements, if any, of the laws of the State of Delaware, or, if no certificate is then so required, such certificates shall be signed and acknowledged on behalf of the Corporation by its President or a Vice President, and its corporate seal shall be affixed thereto and attested by its Secretary or an Assistant Secretary, and such certificate shall be filed and kept on file at the principal office of the Corporation in the State of Delaware or at such other place or places as the Board of Directors shall designate.

     2. The holders of each series of the Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, but only out of funds of the Corporation legally available for the payment of dividends, dividends in cash at the annual rate for such series provided by the Board of Directors in the certificate made pursuant to subparagraph (d) of paragraph 1 with respect to such series, before any dividends shall be declared and paid upon or set apart for the holders of any series of Preferred Stock ranking junior to such series as to dividends or of any junior stock, payable in respect of each calendar quarter on a date, which shall be provided by the Board of Directors in such certificate with respect to such series, within fifty (50) days following the end of the such quarter. Such dividends on the Preferred Stock shall be payable to holders of such series of record on the date, not exceeding fifty (50) days preceding the dividend payment date, fixed for such purpose by the Board of Directors with respect to such series in advance of the payment of each particular dividend.

     3. If so provided by the Board of Directors in the certificate made pursuant to subparagraph (d) of paragraph 1, the Corporation, at the option of the Board of Directors (or in accordance with the requirements of any sinking fund for any one or more series of Preferred Stock established by the Board of Directors), may redeem the whole or any part of the Preferred Stock at any time outstanding, or the whole or any part of any series thereof, at such time or times and from time to time and at such redemption price or prices as may be provided by the Board of Directors in such certificate together in each case with all dividends accrued and accumulated but unpaid (other than non-cumulative dividends from past dividend periods), but computed without interest, and otherwise upon the terms and conditions fixed by the Board of Directors for any such redemptions.

     4. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of each series of the Preferred Stock then outstanding shall be entitled to receive, after the payment in full of all amounts to which the holders of all series of the Preferred Stock ranking senior thereto are entitled, out of the assets of the Corporation, before any distribution or payment shall be made to the holders of any series of the Preferred Stock ranking junior to such series upon liquidation, dissolution or winding up of the Corporation or of any junior stock, the amount, if any, for each share provided by the Board of Directors in the certificate made pursuant to subparagraph (d) of paragraph 1, plus, in respect or each such share, all dividends accrued and accumulated but unpaid (other than non-cumulative dividends from past dividend periods), but computed without interest. If payment shall have been made in full to the holders of each series of the Preferred Stock, the remaining shares of the Corporation shall be distributed among the holders of the junior stock, according to their respective rights and preferences and pro rata in accordance with their respective holdings.

     5. On all matters with respect to which holders of the Preferred Stock or of certain series thereof are entitled to vote as a single class, each holder of Preferred Stock afforded such class voting right shall be entitled to one vote for each share held.

     6. For purposes of this Article FOURTH, the term "junior stock" shall mean the Common Stock and any other class of stock of the Corporation hereafter authorized which shall rank junior to all series of the Preferred Stock as to all dividends or preference on dissolution, liquidation or winding up of the Corporation.

     FIFTH:         The number of directors of the Corporation shall be fixed as provided in the by-laws of the Corporation (the "By-laws"). The directors shall be divided into three classes, each class to contain as near as possible to one-third (1/3) of the total number of directors of the Board of Directors so fixed in the By-laws, and, except as otherwise provided by statute, in the case of any increase in the number of directors fixed in the By-laws, such increase shall be apportioned among the classes of directors so as to maintain each class as near as possible to one-third of the total number of directors as so increased. The initial term of office for members of the first class shall expire at the annual meeting of stockholders next following; the initial term for members of the second class shall expire at the annual meeting of stockholders one year thereafter; and the initial term for members of the third class shall expire at the annual meeting of stockholders two years thereafter. At the expiration of the initial term, and of each succeeding term of each class, the directors of each class shall be elected to serve for a term of three years. The By-laws may contain any provision regarding classification not inconsistent with the terms hereof.

     SIXTH:         The Corporation shall indemnify and hold harmless any
director, officer, employee or agent of the Corporation from and against any and all expenses and liabilities that may be imposed upon or incurred by him in connection with, or as result of, any proceeding in which he may become involved, as a party or otherwise, by reason of the fact that he is or was such a director, officer, employee or agent of the Corporation, whether or not he continues to be such at the time such expenses and liabilities shall have been imposed or incurred, to the extent permitted by the laws of the State of Delaware, as they may be amended from time to time.

     SEVENTH:       In furtherance and not in limitation of the general powers conferred by the laws of the State of Delaware, the Board of Directors is expressly authorized to make, alter or repeal the By-laws of the Corporation, except as specifically stated therein.

     EIGHTH:        Whenever a compromise or arrangement is proposed between
this Corporation and its creditors of any class of them and/or between this Corporation and it stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation; as the case may be, to be summoned in such manner as the said Court directs. If a majority in number representing three-fourth in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the Court to which the said application has been made, be biding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders of this Corporation, as the case may be, and also on this Corporation.

     NINTH:         Except as otherwise required by the laws of the State of
Delaware, the stockholders and Directors shall have the power to hold their meetings and to keep the books, documents and papers of the Corporation outside of the State of Delaware, and the Corporation shall have the power to have one or more offices within or without the State of Delaware, at such places as may be from time to time designated by the By-laws or by resolution of the stockholders or Directors. Elections of Directors need not be by ballot unless the By-laws of the Corporation shall so provide.

     TENTH:         Subject to the terms of Article FOURTEEN hereof, the
Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

     ELEVENTH: The affirmative vote of the holders of not less than eighty percent (80%) of the outstanding shares of "Voting Stock" (as hereinafter defined) of the Corporation shall be required for the approval or authorization of any "Business Combination" (as hereinafter defined); provided, however, that the eight percent (80%) voting requirement referred to above shall not be applicable if:

     (1) The Board of Directors of the Corporation by a vote of not less than a majority of the directors then holding office (a) expressly approved in advance the acquisition of outstanding shares of Voting Stock of the Corporation that resulted in any "Related Person" (as hereinafter defined) becoming a Related Person or (b) expressly approved the Business Combination prior to the Related Person involved in the Business Combination having become a Related Person;

     (2) The Business Combination is solely between the Corporation and another Corporation, one hundred percent (100%) of the Voting Stock of which is owned directly or indirectly by the Corporation; or

     (3) All of the following conditions have been met or have been waived by a vote of not less than a majority of the "Continuing Directors" (as hereinafter defined): (a) The Business Combination is a merger or consolidation proposed to be consummated within one year after the date of the transaction pursuant to which such Related Person became a Related Person, and the cash or fair market value of the property, securities or other considerations are received per share by holders of Common Stock in the Business Combination is not less than the highest per share price (with appropriate adjustments for recapitalizations, reclassifications, stock splits, reverse stock splits and stock dividends) paid by the Related Person in acquiring any of its holdings of Common Stock; (b) the consideration to be received by such holders is either cash or, if the Related Person acquired the majority of its holdings of Common Stock for a form of consideration other than cash, in the same form of consideration;
     (c) after such Related Person has become a Related Person and prior to consummation of such Business Combination: (i) there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on any outstanding shares of Preferred Stock, (ii) there shall have been no reduction in the dividends paid per share on the Common Stock (adjusted as appropriate for recapitalizations, reclassifications, stock splits, reverse stock splits and stock dividends), (iii) such Related Person shall not have become the "Beneficial Owner" (as hereinafter defined) of any additional shares of Voting Stock of the Corporation except as part of the transaction that results in such Related Person becoming a Related Person, and (iv) such Related Person shall not have received any benefit directly or indirectly (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation, whether in anticipation of or in connection with such Business Combination or otherwise; and (d) a proxy statement in compliance with the requirements of the Exchange Act (as hereinafter defined) and the rules and regulations promulgated thereunder (or any subsequent provisions replacing the Exchange Act, rules or regulations) shall be mailed to the public stockholders of the Corporation at least forty (40) days prior to the consummation of the Business Combination for the purpose of soliciting stockholder approval of the Business Combination, and shall contain at the front thereof in a prominent place any recommendations as to the advisability or inadvisability of the Business Combination that the Continuing Directors or any of them may choose to state and an opinion of a reputable investment banking firm as to the fairness (or otherwise) of the terms of such Business Combination from the point of view of the remaining public stockholders of the Corporation (such investment banking firm to be selected by a majority of the Continuing Directors and to be paid a reasonable fee for its services by the Corporation).

For the purposes of this Article and Article TWELFTH:

          (i) The term "Business Combination" shall mean (a) any merger or consolidation of the Corporation or a subsidiary of the Corporation with or into a Related Person, (b) any sale, lease, exchange, mortgage, pledge, transfer or other disposition of all or any "Substantial part" (as hereinafter defined) of the assets either of the Corporation (including, without limitation, any voting securities of a subsidiary) or of a subsidiary, to or with a Related Person,
          (c) any sale, lease, exchange, transfer or other disposition of assets having a fair market value of $2,000,000 or more of a Related Person to the Corporation or a subsidiary of the Corporation, (d) the issuance or transfer by the Corporation or a subsidiary (other than by way of a pro rata distribution to all stockholders ) of any securities of the Corporation or a subsidiary of the Corporation to a Related Person, (e) any reclassification of securities (including any reverse stock split) or recapitalization by the Corporation, the effect of which would be to increase the voting power (whether or not then exercisable) of a Related Person, (f) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of a Related Person, (g) any series or combination of transactions directly or indirectly having the same effect as any of the foregoing and (h) any agreement, contract or other arrangement providing directly or indirectly for any of the foregoing.

          (ii) The term "Continuing Director" shall mean any member of the Board of Directors who is not affiliated with a Related Person and who was a member of the Board of Directors immediately prior to the time that the Related Person became a Related Person, and any successor to a Continuing Director who is not affiliated with the Related Person and is recommended to succeed a Continuing Director by a majority of Continuing Directors who are then member of the Board of Directors.

          (iii) The term "Related Person" shall mean and include any individual, corporation, partnership or other "person" or "group" of persons or entities (as such terms are used on January 1, 1985 in Rule 13d under the Securities Exchange Act of 1934 (the "Exchange Act")), and the "Affiliates" and "Associates" (as such terms are defined on January 1, 1985 in Rule 12b-2 under the Exchange Act) of any such individual, corporation, partnership or other person or group of persons, other than the Corporation or any employee benefit plan or plans sponsored by the Corporation, that individually or together constitute the "Beneficial Owner" (as defined on January 1, 1985 in Rule 13d-3 and Rule 14d-1(b)(4) under the Exchange Act) of an aggregate of twenty percent (20%) or more of the outstanding Voting Stock of the Corporation.

          (iv) The term "Substantial Part" shall mean more than five percent (5%) of the book value of the total assets of the subject entity as of the end of the fiscal year ending prior to the time of the determination of, in the case of Voting Stock of a subsidiary of the Corporation, twenty percent (20%) or more of the outstanding shares of such subsidiary's Voting Stock.

          (v) Any person or group that has the right to acquire any shares of Voting Stock of the Corporation pursuant to any agreement, or upon the exercise of conversion rights, warrants or options, or otherwise, shall be deemed a Beneficial Owner for purposes of determining whether such person or group, individually or together with its Affiliates and Associates, is a Related Person.

          (vi) For purposes of subparagraph (3) of this Article ELEVENTH, the expression "other considerations to be received" shall include, without limitation, Common Stock retained by the Corporation's existing public stockholders in the event of a Business Combination in which the Corporation is the surviving corporation.

          (vii) The term "Voting Stock" shall mean all outstanding shares of capital stock of the Corporation or other corporation entitled to vote generally in the election of directors, and each reference to a proportion of shares of Voting Stock shall refer to shares having such proportion of the number of shares entitled to be cast.

     TWELFTH:       Except as approved by a vote of not less than a majority of the directors of the Corporation then holding office (or, in the event that the Corporation at the time has a Related Person, then by a vote of not less than a majority of the Continuing Directors), no action shall be taken by the stockholders of the Corporation except at an annual or special meeting with prior notice and a vote; provided, however, that holders of the Preferred Stock may act by written consent to the extend provided in the resolution or resolutions referred to in Article FOURTH hereof. Except as provided herein above, no action shall be taken by the stockholders by written consent.

     THIRTEENTH:    The stockholders shall not make, repeal, alter, amend or
rescind the By-laws except by the vote of the holders of not less than eighty percent (80%) of the total voting power of all shares of stock of the Corporation entitled to vote in the election of directors, considered for purposes of this Article THIRTEENTH as one class.

     FOURTEENTH:    Articles, FIFTH, SIXTH, ELEVENTH, TWELFTH, THIRTEENTH hereof and this Article FOURTEENTH may not be amended, altered, changed, repealed or rescinded in any respect unless such action is approved by the affirmative vote of the holders of not less than eighty percent (80%) of the outstanding shares of stock of the Corporation entitled to vote in the election of directors, considered for purposes of this Article FOURTEENTH as one class. The voting requirements contained in this Article FOURTEENTH and in Articles ELEVENTH and THIRTEENTH hereof shall be in addition to voting requirements imposed by law or other provisions of this Certificate of Incorporation or any designation of preferences in favor of certain classes or series of classes of shares of capital stock of the Corporation.

     FIFTEENTH:     The name and address of the incorporator is
Miroslav M. Fajt, 437 Madison Avenue, New York, New York  10022.

     SIXTEENTH:     A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for the unlawful payment of dividends or unlawful stock purchases under Section 174 of the General Corporation Law of Delaware, or (iv) for any transaction from which the director derived any improper personal benefit. If after approval by the stockholders of this provision the General Corporation Law of Delaware is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of Delaware, as so amended. Any repeal or modification of this Article by the stockholders of the Corporation shall be by the affirmative vote of the holders of not less than eighty percent (80%) of the outstanding shares of stock of the Corporation and entitled to vote in the election of Directors, considered for the purposes of this Article SIXTEENTH as one class, shall be prospective only and shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

          IN WITNESS WHEREOF, the undersigned, being the incorporator hereinabove named, does hereby execute this Certificate of Incorporation this 11th day of November, 1985.



                                   s/a
                                   ------------------------------
                                   Miroslav M. Fajt