Form 10-K405/A
period 1995-10-31
AEP INDUSTRIES INC
filed 1996-03-14
CIK 785787

                                                                    AMENDMENT 1



                                    FORM 10-K/405A

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

ITEM 6.   SELECTED FINANCIAL DATA

                                     Year Ended October 31,
                         ------------------------------------------------
                           1995      1994      1993      1992      1991
                         --------  --------  --------  --------  --------
                              (in thousands, except per share amounts)
Income Statement
Data:
Net sales                $242,886  $184,669  $153,307  $142,621  $133,448
Operating profit         $ 25,224  $ 19,734  $ 14,277  $  6,660  $  8,085
Income before
 extraordinary
 item and
 provision for
 income taxes            $ 22,399  $ 18,801  $ 11,906  $  5,236  $  6,038
Income before
 extraordinary
 item                    $ 13,676  $ 11,404  $  7,334  $  3,577  $  3,505
Net income               $ 13,486  $ 11,404  $  6,880  $  3,577  $  3,505
Net income per
 common share
 before extra-
 ordinary item(a)           $1.99     $1.55     $1.01     $0.49     $0.49
Net income per
 common share(a)            $1.96     $1.55     $0.95     $0.49     $0.49
Dividends declared
 and paid per
 common share(a)            $0.10     $0.08     $0.03         -          -

Balance Sheet
Data:
Total assets             $143,287  $118,496  $ 88,992  $ 84,393  $ 79,298
Long-term debt           $ 82,523  $ 23,500  $ 20,095  $ 17,612  $ 18,426
Shareholder's
 Equity                  $ 16,808  $ 61,789  $ 50,616  $ 43,734   $ 39,985

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

LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital amounted to $15,030,000 at October 31, 1995 as compared with $20,592,000 at October 31, 1994. This decrease of $5,562,000 in working capital in Fiscal 1995 as compared to Fiscal 1994 is primarily attributable to an increase in accounts payable for capital expenditures and inventory on hand combined with the increased portion of long term debt payable during the fiscal year ending October 31, 1996.

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


Roseland, New Jersey
December 15, 1995

                               AEP INDUSTRIES INC.


                 BALANCE SHEETS AS OF OCTOBER 31, 1995 AND 1994

ASSETS (Note 6)                                       1995             1994
------                                          --------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents                          $329,000         $258,000
  Marketable securities (Note 2)                    1,718,000        3,643,000
  Accounts receivable, less allowance of
    $1,421,000 in 1995 and $1,498,000
    in 1994 for doubtful accounts                  26,333,000       24,083,000
  Inventories (Note 3)                             20,021,000       17,698,000
  Deferred income taxes (Note 8)                      846,000          549,000
  Other current assets                                972,000          288,000
                                                --------------   --------------

      Total current assets                         50,219,000       46,519,000


PROPERTY, PLANT AND EQUIPMENT, at
  cost, less accumulated depreciation
  and amortization (Notes 2, 4 and 6)              90,244,000       71,684,000


OTHER ASSETS                                        2,824,000          293,000
                                                --------------   --------------

      Total assets                               $143,287,000     $118,496,000
                                                --------------   --------------
                                                --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY                 1995              1994
------------------------------------            --------------   --------------

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 6)       $3,477,000          $95,000
  Accounts payable                                 27,678,000       21,631,000
  Accrued expenses (Notes 2 and 5)                  4,034,000        4,201,000
                                                --------------   --------------

      Total current liabilities                    35,189,000       25,927,000

LONG-TERM DEBT (Note 6)                            82,523,000       23,500,000

DEFERRED INCOME TAXES (Note 8)                      8,767,000        7,280,000

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock -- $1.00 par value; 1,000,000
  shares authorized; none issued                            0                0

  Common stock -- $.01 par value; 20,000,000
    and 8,000,000 shares authorized in 1995
    and 1994, respectively; 7,437,225 and
    7,367,921 shares, issued in 1995 and 1994,
    respectively                                       74,000           74,000
  Additional paid-in capital                        7,483,000        7,009,000
  Treasury stock -- common stock; at cost,
    2,633,000 shares in 1995                      (58,304,000)               0
  Retained earnings                                67,555,000       54,706,000
                                                --------------   --------------

      Total shareholders' equity                   16,808,000       61,789,000
                                                --------------   --------------

      Total liabilities and shareholders'
        equity                                   $143,287,000     $118,496,000
                                                --------------   --------------
                                                --------------   --------------

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

(6)  LONG-TERM DEBT:

        A summary of the components of long-term debt is as follows-

                                                         October 31
                                                 ---------------------------
                                                     1995          1994
                                                 ------------- -------------
        Term loan facility (a)                    $85,000,000            $0
        Revolving credit facility (a)               1,000,000             0
        Senior notes (a) (b)                                0    20,000,000
        Long-term credit facilities (a)                     0     3,500,000
        Revenue Bonds                                       0        90,000
        Other                                               0         5,000
                                                 ------------- -------------
                                                   86,000,000    23,595,000
        Less- Current portion                       3,477,000        95,000
                                                 ------------- -------------
                                                  $82,523,000   $23,500,000
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

        Payments required on long-term debt during each of the next five years are as follows-

          1996                                         $3,477,000
          1997                                          6,955,000
          1998                                         12,205,000
          1999                                         13,136,000
          2000                                         14,682,000

          Thereafter                                   35,545,000
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