Form 10-Q
period 1996-01-31
AEP INDUSTRIES INC
filed 1996-03-15
CIK 785787

                                      Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1996

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

     YES      X                                                    NO
          -------                                                     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Shares
                                                          Outstanding At
    Class of Common Stock                               February 29, 1996
    ---------------------                               -----------------

       $.01 Par Value                                       4,813,615

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 AEP INDUSTRIES INC.
                                    BALANCE SHEETS

                                                                 January 31,         October 31,
                                                                   1996                1995
                                                             -----------------   -----------------
                                                                (unaudited)
  ASSETS
  ------
CURRENT ASSETS:
 Cash and cash equivalents                                    $      355,000      $      329,000
 Marketable securities                                             1,771,000           1,718,000
 Accounts receivable, less allowance of $1,556,000
   in 1996 and $1,421,000 in 1995 for doubtful accounts           21,983,000          26,333,000
 Inventories                                                      20,620,000          20,021,000
 Other current assets                                              1,122,000             972,000
 Deferred federal income tax benefit                                 798,000             846,000
                                                             ----------------    ----------------

             Total current assets                                 46,649,000          50,219,000
                                                             ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT, at cost, less
 accumulated depreciation and amortization of $55,303,000
 in 1996 and $52,838,000 in 1995                                  92,356,000          90,244,000

OTHER ASSETS                                                       2,865,000           2,824,000
                                                              ----------------    ----------------

             TOTAL ASSETS                                     $  141,870,000      $  143,287,000
                                                             ----------------    ----------------
                                                             ----------------    ----------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt                            $    4,347,000      $    3,477,000
 Accounts payable                                                 20,415,000          27,678,000
 Accrued expenses                                                  5,172,000           4,034,000
                                                             ----------------    ----------------

             Total current liabilities                            29,934,000          35,189,000

LONG-TERM DEBT                                                    82,784,000          82,523,000

DEFERRED FEDERAL INCOME TAXES - LONG TERM                          8,985,000           8,767,000
                                                             -----------------    ---------------

             Total liabilities                                   121,703,000         126,479,000
                                                             -----------------    ---------------

SHAREHOLDERS' EQUITY:
 Preferred stock -- $1.00 par value, 1,000,000 shares
   authorized; none outstanding
 Common stock - $.01 par value, 20,000,000 shares
   authorized; 7,446,165 and 7,437,225 shares, issued
   in 1996 and 1995, respectively                                     74,000              74,000
 Additional paid-in capital                                        7,637,000           7,483,000
 Treasury stock -- common stock; at cost, 2,633,000 shares       (58,304,000)        (58,304,000)
 Retained earnings                                                70,760,000          67,555,000
                                                             ----------------    ----------------

             Total shareholders' equity                           20,167,000          16,808,000
                                                             ----------------    ----------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  141,870,000      $  143,287,000
                                                             ----------------    ----------------
                                                             ----------------    ----------------

The accompanying notes to financial statements are an integral part of these balance sheets

                                 AEP INDUSTRIES INC.
                      STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------
                                     (Unaudited)

                                            For the Three Months Ended
                                                     January 31,
                                            ---------------------------------
                                              1996              1995
                                            -------------    ----------------
NET SALES                                   $ 54,770,000      $ 58,687,000

COST OF SALES                                 38,535,000        42,551,000
                                            -------------    ----------------

         Gross profit                         16,235,000        16,136,000
                                            -------------    ----------------

OPERATING EXPENSES
    Delivery and warehousing                   4,355,000         4,397,000
    Selling                                    3,372,000         3,344,000
    General and administrative                 1,519,000         1,422,000
                                            -------------    ----------------

         Total operating expenses              9,246,000         9,163,000
                                            -------------    ----------------

OTHER INCOME (EXPENSE):

    Interest expense                          (1,889,000)         (403,000)
    Other, net                                   112,000            63,000
                                       ------------------    ----------------
                                              (1,777,000)         (340,000)
                                       ------------------    ----------------

Income before provision for income taxes       5,212,000         6,633,000

PROVISION FOR INCOME TAXES                     2,007,000         2,574,000
                                       ------------------    ----------------

         Net income                            3,205,000         4,059,000

Retained earnings, beginning of period        67,555,000        54,706,000

Cash dividends paid                                    -           148,000

Retained earnings, end of period            $ 70,760,000      $ 58,617,000
                                       -----------------     ----------------
                                       -----------------     ----------------

Net income per share of common stock               $0.64             $0.55
                                       -----------------     ----------------
                                       -----------------     ----------------

The accompanying notes to financial statements are an integral part of these statements.

                                 AEP INDUSTRIES INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                      For the Three Months
                                                                        Ended January 31,
                                                                -------------------------------
                                                                    1996                1995
                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $3,205,000          $4,059,000
  Adjustments to reconcile net income to net
   cash provided by operating activities -
        Depreciation and amortization                            2,728,000           2,103,000
        Provision for losses on accounts receivable                135,000             185,000
        Decrease in accounts receivable                          4,215,000             156,000
        Increase in inventories                                   (599,000)         (2,771,000)
        Increase in other current assets                          (150,000)           (156,000)
        Increase in marketable securities                          (53,000)                  -
        Increase in other assets                                   (41,000)            (17,000)
        (Decrease) increase in accounts payable                 (7,263,000)          3,372,000
        Increase in accrued expenses                             1,138,000             563,000
        Increase in deferred federal income taxes                  266,000             748,000
                                                               -----------         -----------

              Net cash provided by
               operating activities                              3,581,000           8,242,000
                                                               -----------         -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                          (4,867,000)         (6,505,000)
  Sales and retirements of property, plant
   and equipment, net                                               27,000              46,000
                                                               -----------         -----------

              Net cash  used in investing activities            (4,840,000)         (6,459,000)
                                                               -----------         -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving credit facility    2,000,000          (1,500,000)
  Net repayments on long-term debt                                (869,000)            (39,000)
  Proceeds from issuance of common stock                           154,000              88,000
  Payment of cash dividends                                              -            (148,000)
                                                               -----------         -----------

              Net cash provided by (used
               in) financing activities                          1,285,000          (1,599,000)
                                                               -----------         -----------

NET INCREASE IN CASH:                                               26,000             184,000

CASH AT BEGINNING OF PERIOD:                                       329,000             258,000
                                                               -----------         -----------

CASH AT END OF PERIOD:                                          $  355,000          $  442,000
                                                               -----------         -----------
                                                               -----------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for - interest                    $1,796,000          $  795,000
                                                               -----------         -----------
  Cash paid during the period for - income taxes                         -          $    9,000
                                                               -----------         -----------



The accompanying notes to financial statement are an integral part of these statements.

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

(2) NET INCOME PER SHARE OF COMMON STOCK

    Net income per share of common stock is calculated using the weighted average number of shares of common stock and (where dilutive) common stock equivalents (stock options) outstanding during the period. The number of shares used in such computation for the three months ended January 31, 1996, and 1995 were 4,982,367 and 7,371,628, respectively.

    During 1995, the Company acquired 2,633,000 shares of its common stock, the purchase of which has been reflected in the computation of earnings per share on the basis of the weighted shares outstanding. Had the shares been purchased at the beginning of Fiscal 1995 and had the debt, the proceeds from which the purchase was made, been outstanding since that date, earnings per share for the three months ended January 31, 1995 would have been increased by $.10.

(3) INVENTORIES


    Inventories are comprised of the following:
                              January 31, 1996        October 31, 1995
                             ------------------       ----------------
         Raw Materials            $  6,938,000            $  8,010,000
         Finished Goods             13,051,000              11,380,000
         Supplies                      631,000                 631,000
                                  ------------            ------------
                                  $ 20,620,000             $20,021,000
                                  ------------            ------------
                                  ------------            ------------


    The Company uses the last-in, first-out (LIFO) method to price substantially all of the raw materials and finished goods inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFIT

Net sales for the first quarter ended January 31, 1996, were $54,770,000, a decrease of $3,917,000 or 7% from the same period in the prior year. This decrease in net sales is the result of a 16% reduction in unit selling prices partially offset by a 12% increase in sales volume.

Gross profit for the first quarter of Fiscal 1996 amounted to $16,235,000 compared to $16,136,000 for the first quarter of Fiscal 1995. The increased gross profit resulted from manufacturing cost efficiencies caused by increased volume, partially offset by reductions in material margins and the absorption of increased costs resulting from the relocation of the Company's New Jersey manufacturing operations to Wright Township, Pennsylvania. The Company increased its overall plant capacity by 29% from the 1995 first quarter. Plant utilization was 72% during the current quarter.

OPERATING EXPENSES

Operating expenses for the three months ended January 31, 1996 increased by 1% to $9,246,000 over the same period in the prior fiscal year. This increase of $83,000 can be attributed to the 12% increase in sales volume during the period which resulted in increased selling costs partially offset by a reduction in per unit delivery charges incurred during the period. The increased general and administrative expenses for the current period were a result of the amortization of loan fees attributable to the Company's new credit facilities entered into in Fiscal 1995.

INTEREST EXPENSE

Interest expense for the three months ended January 31, 1996, amounted to $1,889,000, an increase of $1,486,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities and was used to finance the purchase of shares of Common Stock for its treasury from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995.

OTHER INCOME (EXPENSE)

Other income for the three months ended January 31, 1996, amounted to $112,000. This amount includes gains on sales of machinery and equipment and interest income earned for the period on corporate investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital amounted to $16,715,000 at January 31, 1996, compared to $15,030,000 at October 31, 1995. This increase of $1,685,000 in working capital is primarily attributable to the reduction in accounts payable which was funded by internally generated cash flow and increased long-term debt. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

The Company's future capital requirements relate principally to completing construction of its new facility in Wright Township, Pennsylvania, purchasing new equipment for this facility, upgrading existing equipment and facilities, and promoting new and existing products in the polyethylene film market. The Company will receive financing from the State of Pennsylvania to partially fund the construction of the facility and believes that this borrowing combined with internally generated cash flow plus availability of the Company's credit facilities are sufficient to meet its normal and additional capital requirements for the foreseeable future.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AEP INDUSTRIES INC.




Date:    March 14, 1996                     S/A J. Brendan Barba
                                            -------------------------------
                                            J. Brendan Barba
                                            Chairman of the Board, President
                                            and Chief Executive Officer



Date:    March 14, 1996                     S/A Paul M. Feeney
                                            -------------------------------
                                            Paul M. Feeney
                                            Executive Vice President-Finance
                                            Principal Financial and Accounting
                                            Officer

                             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11 - Computation of weighted average number of shares outstanding. Page 9.


    (b) There were no current reports on Form 8-K filed during the quarter ended January 31, 1996.

                                  INDEX TO EXHIBITS

Exhibit
NUMBER        DESCRIPTION OF EXHIBIT

3(a)(1) Composite Certificate of Incorporation of the Company as amended through May 3, 1995
3(a)(2) Amendment to the Certificate of Incorporation of the Company as filed May 3, 1995
3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-1 No. 33-2242)
10(a) 1985 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(mm) to Amendment No. 2 to Registration Statement on Form S-1 No. 33-2242)
10(b) 1985 Employee Stock Purchase Plan of the Company as amended April 11, 1989 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended October 31 1989)
10(c) The Employee Profit Sharing and 401(k) Retirement Plan and Trust as adopted March 3, 1993 (incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1993)
10(d) Lease dated as of March 20, 1990 between the Company and Phillips and Huyler Assoc., L.P. (incorporated by reference to Exhibit 10(aa) to the October 31, 1990 Form 10-K)
10(e) 1995 Stock Option Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement No. 33-58747 on Form S-8)
10(f) 1995 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement no. 33-58743 on Form S-8)
10(g) Tender Offer to Purchase, dated as of August 10, 1995, (incorporated by reference to Exhibit (a)(1) as filed on August 10, 1995 with Schedule 13E-4)
10(h) Stock Purchase Agreement, dates as of August 2, 1995 between the Company and J. Brendan Barba (incorporated by reference to Exhibit (c) as filed on August 10, 1995 with Schedule 13E-4)
10(i) Credit Agreement, dated as of August 3, 1995, among the Company, The Chase Manhattan Bank (National Association), as Administrative Agent and Mellon Bank, N.A., as Documentation Agent and the lenders party thereto (incorporated by reference to Exhibit (b) as filed on August 10, 1995 with Schedule 13E-4)