Form 10-Q
period 1996-04-30
AEP INDUSTRIES INC
filed 1996-06-12
CIK 785787

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             ______________________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1996

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


                                                Shares
                                             Outstanding At
     Class of Common Stock                    May 31, 1996
     ---------------------                    ------------
             $.01 Par Value                    4,667,901

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
- -------------------------------
                               AEP INDUSTRIES INC.
                                 BALANCE SHEETS
                                 --------------
                                    UNAUDITED

                                                                           April 30,          October 31,
                                                                             1996                1995
                                                                       --------------      --------------
  ASSETS                                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                            $      703,000      $      329,000
  Marketable securities                                                     1,771,000           1,718,000
  Accounts receivable, less allowance of $1,529,000
   in 1996 and $1,421,000 in 1995 for doubtful accounts                    24,095,000          26,333,000
  Inventories                                                              20,995,000          20,021,000
  Other current assets                                                        965,000             972,000
  Deferred federal income tax benefit                                         750,000             846,000
                                                                       --------------      --------------

           Total current assets                                            49,279,000          50,219,000
                                                                       --------------      --------------

PROPERTY, PLANT AND EQUIPMENT, at cost, less
 accumulated depreciation and amortization of $57,912,000
 in 1996 and $52,838,000 in 1995                                           92,245,000          90,244,000
                                                                       --------------      --------------

OTHER ASSETS                                                                2,773,000           2,824,000
                                                                       --------------      --------------

           TOTAL ASSETS                                                $  144,297,000      $  143,287,000
                                                                       --------------      --------------

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                    $    5,216,000      $    3,477,000
  Accounts payable                                                         14,927,000          27,678,000
  Accrued expenses                                                          4,160,000           4,034,000
                                                                       --------------      --------------

           Total current liabilities                                       24,303,000          35,189,000

LONG-TERM DEBT                                                             92,045,000          82,523,000

DEFERRED FEDERAL INCOME TAXES - LONG TERM                                   9,107,000           8,767,000
                                                                       --------------      --------------

           Total liabilities                                              125,455,000         126,479,000
                                                                       --------------      --------------

SHAREHOLDERS' EQUITY:
  Preferred stock -- $1.00 par value, 1,000,000 shares
   authorized; none outstanding                                                     -                   -
  Common stock - $.01 par value, 20,000,000 shares
   authorized; 4,667,101 and 7,406,373 shares issued
   and outstanding in 1996 and 1995, respectively                              75,000              74,000
  Additional paid-in capital                                                7,685,000           7,483,000
  Treasury stock -- common stock; at cost, 2,801,000 and 2,633,000
   in 1996 and 1995, respectively                                        (62,142,000)        (58,304,000)
  Retained earnings                                                        73,224,000          67,555,000
                                                                       --------------      --------------

           Total shareholders' equity                                      18,842,000          16,808,000
                                                                       --------------      --------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  144,297,000      $  143,287,000
                                                                       --------------      --------------
                                                                       --------------      --------------

     The accompanying notes to financial statements are an integral part of these balance sheets

                               AEP INDUSTRIES INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                    UNAUDITED


                                                  For the Three Months Ended          For the Six Months Ended
                                                           April 30,                          April 30,
                                               -------------------------------    -------------------------------
                                                    1996              1995             1996             1995
                                               -------------     -------------    -------------     -------------
NET SALES                                      $  55,821,000     $  58,347,000    $ 110,591,000     $ 117,034,000

COST OF SALES                                     40,724,000        45,638,000       79,259,000        88,189,000
                                               -------------     -------------    -------------     -------------

     Gross profit                                 15,097,000        12,709,000       31,332,000        28,845,000
                                               -------------     -------------    -------------     -------------

OPERATING EXPENSES
  Delivery and Warehousing                         4,546,000         3,846,000        8,901,000         8,243,000
  Selling                                          3,411,000         3,000,000        6,783,000         6,344,000
  General and Administrative                       1,414,000         1,216,000        2,933,000         2,638,000
                                               -------------     -------------    -------------     -------------

     Total operating expenses                      9,371,000         8,062,000       18,617,000        17,225,000
                                               -------------     -------------    -------------     -------------

                                                   5,726,000         4,647,000       12,715,000        11,620,000
                                               -------------     -------------    -------------     -------------


OTHER INCOME (EXPENSE):

  Interest expense                                (1,748,000)         (425,000)      (3,637,000)         (828,000)
  Other, net                                          27,000           448,000          139,000           511,000
                                               -------------     -------------    -------------     -------------
                                                  (1,721,000)           23,000       (3,498,000)         (317,000)
                                               -------------     -------------    -------------     -------------

     Income before provision for income taxes      4,005,000         4,670,000        9,217,000        11,303,000

PROVISION FOR INCOME TAXES                         1,541,000         1,796,000        3,548,000         4,370,000
                                               -------------     -------------    -------------     -------------

     Net income                                    2,464,000         2,874,000        5,669,000         6,933,000


Retained earnings, beginning of period            70,760,000        58,617,000       67,555,000        54,706,000

Cash dividends paid                                        -           184,000                -          332,000
                                               -------------     -------------    -------------     -------------

Retained earnings, end of period               $  73,224,000     $  61,307,000    $  73,224,000        61,307,000
                                               -------------     -------------    -------------     -------------
                                               -------------     -------------    -------------     -------------

Net income per share of common stock                   $0.50             $0.39            $1.15             $0.94
                                               -------------     -------------    -------------     -------------
                                               -------------     -------------    -------------     -------------



     The accompanying notes to financial statements are an integral part of these statements.

                               AEP INDUSTRIES INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                          For the Six Months
                                                                            Ended April 30,
                                                                     ------------------------------
                                                                        1996              1995
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 5,669,000       $ 6,933,000
  Adjustments to reconcile net income to net
   cash provided by operating activities -
       Depreciation and amortization                                   5,356,000         4,641,000
       Provision for losses on accounts receivable                       110,000           320,000
       Decrease (Increase) in accounts receivable                      2,128,000        (2,657,000)
       Decrease in deferred Federal Income Tax benefit                    96,000
       Increase in inventories                                          (975,000)       (8,034,000)
       Decrease (Increase) in other current assets                         7,000          (100,000)
       Increase in marketable securities                                 (53,000)                -
       Decrease (Increase) in other assets                                52,000           (46,000)
       Increase (decrease) in accounts payable                       (12,750,000)        5,836,000
       Increase  (decrease) in accrued expenses                          126,000        (2,277,000)
       Increase in deferred federal income taxes                         340,000           436,000
                                                                     -----------       -----------

              Net cash provided by
               operating activities                                      106,000         5,052,000
                                                                     -----------       -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                (7,372,000)      (11,846,000)
  Sales and retirements of property, plant and
   equipment, net                                                         16,000             4,000
  Sale of marketable securities                                                -         2,036,000
                                                                     -----------       -----------

              Net cash provided by (used
               in) investing activities                               (7,356,000)       (9,806,000)
                                                                     -----------       -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving credit facility         13,455,000         4,800,000
  Net repayments on long-term debt                                    (2,194,000)          (75,000)
  Purchase of treasury stock                                          (3,839,000)                -
  Proceeds from issuance of common stock                                 202,000           260,000
  Payment of cash dividends                                                    -          (332,000)
                                                                     -----------       -----------

              Net cash provided by (used
               in) financing activities                                7,624,000         4,653,000
                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH:                                         374,000          (101,000)

CASH AT BEGINNING OF PERIOD:                                             329,000           258,000
                                                                     -----------       -----------

CASH AT END OF PERIOD:                                               $   703,000       $   157,000
                                                                     -----------       -----------
                                                                     -----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for - interest                         $ 3,605,000       $   869,000
                                                                     -----------       -----------
  Cash paid during the period for - income taxes                     $ 3,222,000       $ 3,228,000
                                                                     -----------       -----------

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1995.

(2)  NET INCOME PER SHARE OF COMMON STOCK

     Net income per share of common stock is calculated using the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in such computation for the three months ended April 30, 1996, and 1995 were 4,906,366 and 7,388,895 respectively.
     The number of shares used in such computation for the six months ended April 30, 1996, and 1995 were 4,930,639 and 7,380,616 respectively.

     During 1995 and 1996, the Company acquired 2,801,000 shares of its own common stock, the purchase of which has been reflected in the computation of earnings per share on the basis of the weighted shares outstanding. Had the shares been purchased at the beginning of Fiscal 1995 and had the debt, the proceeds from which the purchase was made, been outstanding since that date, earnings per share for the three months and six months ended April 30, 1995 would have been increased by $.09 and $.21 per share respectively.

(3)  INVENTORIES

     Inventories are comprised of the following:

                            April 30, 1996  October 31, 1995
                            --------------  ----------------
        Raw Materials         $ 6,498,000     $ 8,010,000
        Finished Goods         13,866,000      11,380,000
        Supplies                  631,000         631,000
                            --------------  ----------------
                              $20,995,000     $20,021,000
                            --------------  ----------------

     The Company uses the last-in, first-out (LIFO) method to price substantially all of the raw materials and finished goods inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1995

NET SALES AND GROSS PROFIT

Net sales during the second quarter ended April 30, 1996, decreased 4% or $2,526,000 to $55,347,000 compared to the same period in the prior year. This decrease in net sales is a result of a 27% decrease in unit selling prices partially offset by a 31% increase in sales volume.

The Company's gross profit for the second quarter of Fiscal 1996 amounted to $15,097,000, a 19% increase from $12,709,000 in the prior fiscal year. The gross profit improvement resulted from the 31% increase in sales volume, which reduced per unit manufacturing costs, which was offset by increases in raw material costs combined with additional manufacturing costs of approximately $550,000 incurred by the simultaneous start-up of the Company's Pennsylvania facility and close down of its New Jersey plant. The Company increased its total plant manufacturing capacity by 17% from the same quarter in the prior fiscal year, and such plants operated at 74% of total capacity.

OPERATING EXPENSES

Operating expenses for the second quarter ended April 30, 1996 increased by $1,309,000 to $9,371,000 as compared to the same period in the prior fiscal year. This 16% increase can be primarily attributed to the 31% increase in sales volume during the period which resulted in increased selling, delivery and warehousing costs of approximately $750,000. Additional costs of approximately $250,000 were incurred during the period in the relocation of inventory from the Company's New Jersey warehouse to its new facility in Pennsylvania. The increase general and administrative expenses for the current period can be primarily attributed to the amortization of loan fees attributable to the Company's new credit facilities entered into in Fiscal 1995.

INTEREST EXPENSE

Interest expense for the three months ended April 30, 1996, amounted to $1,748,000, an increase of $1,323,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities and was used to finance the purchase of shares of Common Stock for its treasury from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995

OTHER INCOME

Other income for the three months ended April 30, 1996 amounted to $27,000. The amount includes $12,000 in gains on sale of machinery and equipment and $15,000 of interest income earned for the period on corporate investments.

SIX MONTHS ENDED APRIL 30, 1996 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1995

NET SALES AND GROSS PROFIT

Net sales for the six months ended April 30, 1996 were $110,591,000, an decrease of $6,443000 or 6% under the same period in the prior year. This decrease in net sales is primarily the result of a 22% decrease in unit selling prices offset by a 21% increase in sales volume.

The gross profit for the current six month period increased by $2,487,000 or 9% to $31,332,000. The improvement in gross profit is primarily attributed to the 21% increase in sales volume offset by additional manufacturing costs relating to the start-up of the Company's Pennsylvania facility and close down of its New Jersey plant. The Company increased its total plant manufacturing capacity by 34% during the current six month period when compared to the same period in the prior year. The Company operated its plants at 73% of its capacity during the current period as compared with 78% in the same period in the prior year.

OPERATING EXPENSES

Operating expenses for the current period increased 8%, or $1,392,000, to $18,617,000 as compared to the same period in 1995. This increase can be attributed to the 21% increase in the Company's sales volume for the period which resulted in increased sales commissions earned and shipping and warehousing charges incurred during the period. In addition the general and administrative expenses increased during the period can be directly attributed to amortization of loan fees in connection with the Company's new credit facilities entered into in the fourth quarter of Fiscal 1995.

INTEREST EXPENSE

Interest expense for the six months ended April 30, 1996, amounted to $3,637,000, an increase of $2,809,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities and was used to finance the purchase of shares of Common Stock for its treasury from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995.

OTHER INCOME

Other income for the six months ended April 30, 1996 amounted to $139,000. The amount includes $56,000 in gains on sale of machinery and equipment and $83,000 of interest and dividend income earned for the period on corporate investments.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital amounted to $24,976,000 at April 30, 1996, as compared to $15,030,000 at October 31, 1995. The increase in working capital of $9,946,000 at April 30, 1996 can be primarily attributed to the reduction in accounts payable which was funded by internally generated cash flow and increased long-term debt. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

The Company's future capital requirements relate principally to upgrading existing equipment and facilities and promoting new and existing products in the polyethylene film market. The Company will receive financing from the State of Pennsylvania for its newly constructed facility in Wright Township, Pennsylvania and believes that this borrowing combined with internally generated cash flow plus the availability of the Company's credit facilities are sufficient to meet its normal and additional capital requirements for the foreseeable future.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AEP INDUSTRIES INC.


Date:            June 11, 1996               S/A J. Brendan Barba
                                             ----------------------------------
                                             J. Brendan Barba
                                             Chairman of the Board, President
                                             and Chief Executive Officer



Date:            June 11, 1996               S/A Paul M. Feeney
                                             ----------------------------------
                                             Paul M. Feeney
                                             Executive Vice President-Finance
                                             Principal Financial and Accounting
                                             Officer

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of AEP Industries Inc. was held on
April 9, 1996, for the purpose of electing two Class A directors and approving the appointment of auditors. Proxies for the Meeting were solicited pursuant to
Section 14(A) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

1. Management's nominees for Class A directors as listed in the Proxy Statement were elected with the following vote:

                          Shares Voted          Shares      Shares Not
                             "For"             Withheld        Voted
   Kenneth Avia            4,271,379            39,026        502,760
   Paul E. Gelbard         4,271,315            39,090        502,760

2. The appointment of Arthur Andersen LLP as independent auditors was approved by the following vote:
                   Shares Voted   Shares Voted    Shares      Shares Not
                       "For"        "Against"   "Abstaining"     Voted
                     4,306,148         503         3,754        502,760

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 - Computation of weighted average number of shares outstanding. Page 11.

     (b) No reports on Form 8-K were filed during the quarter ended April 30, 1996.

     27.   Financial Data Schedule (for electronic submission only).

                                INDEX TO EXHIBITS



Exhibit Number Description of Exhibit                                      Page
- -------------- --------------------------------------------------------    ----
3(a)(1)        Composite Certificate of Incorporation of the Company as
               amended through May 3, 1995
3(a)(2)        Amendment to the Certificate of Incorporation of the
               Company as filed May 3, 1995
3(b)           By-Laws of the Company (incorporated by reference to
               Exhibit 3(b) to Registration Statement on Form
               S-1No. 33-2242)
10(a)          1985 Stock Option Plan of the Company (incorporated by
               reference to Exhibit 10(mm) to Amendment No. 2 to
               Registration Statement on Form S-1 No. 33-2242)
10(b)          1985 Employee Stock Purchase Plan of the Company as
               amended April 11, 1989 (incorporated by reference to
               Exhibit 10(aa) to the Annual Report on Form 10-K for the
               year ended October 31, 1989)
10(c)          The Employee Profit Sharing and 401(k) Retirement Plan
               and Trust as adopted March 3, 1993 (incorporated by
               reference to Exhibit 10(g) to Registrant's Quarterly
               Report on Form 10-Q for the period ended January 31, 1993)
10(d)          Lease dated as of March 20, 1990 between the Company and
               Phillips and Huyler Assoc., L.P.(incorporated by reference to Exhibit 10(aa) to the October 31, 1990 Form 10-K)
10(e)          1995 Stock Option Plan of the Company (incorporated by
               reference to Exhibit 4 to the Registration Statement
               No. 33-58747 on Form S-8)
10(f)          1995 Employee Stock Purchase Plan of the Company
               (incorporated by reference to Exhibit 4 to the
               Registration Statement No. 33-58743 on Form S-8)
10(g) Tender Offer to Purchase, dated as of August 10, 1995, (incorporated by reference to Exhibit (a)(1) as filed on
               August 10, 1995 with Schedule 13E-4)
10(h)          Stock Purchase Agreement, dated as of August 2, 1995
               between the Company and J. Brendan Barba (incorporated by reference to Exhibit (c) as filed on August 10, 1995 with
               Schedule 13E-4)
10(i)          Credit Agreement, dated as of August 3, 1995, among the
               Company, the Chase Manhattan Bank (National Association),
               as Administrative Agent and Mellon Bank, N.A. as
               Documentation Agent and the lenders party thereto
               (incorporated by reference to Exhibit (b) as filed on
               August 10, 1995 with Schedule 13E-4)
10(j)          Amendment No. 1, dated as of October 20, 1995, to the         12
               Credit Agreement, dated as of August 3, 1995, among the
               Company, The Chase Manhattan Bank (National Association),
               as Administrative Agent and Mellon Bank, N.A., as
               Documentation Agent and the lenders party thereto.
10(k)          Amendment No. 2, dated as of March 22, 1996, to the Credit    15
               Agreement, dated as of August 3, 1995, among the Company, The Chase Manhattan Bank (National Association), as
               Administrative Agent and Mellon Bank, N.A., as
               Documentation Agent and the lenders party thereto.