Form 10-Q/A
period 1996-01-31
AEP INDUSTRIES INC
filed 1996-08-27
CIK 785787

                                Form 10-Q/A Amendment 1

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

                                 AEP INDUSTRIES INC.
                      STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------
                                     (Unaudited)

                                            For the Three Months Ended
                                                     January 31,
                                            ---------------------------------
                                              1996              1995
                                            -------------    ----------------
NET SALES                                   $ 54,770,000      $ 58,687,000

COST OF SALES                                 38,535,000        42,551,000
                                            -------------    ----------------

         Gross profit                         16,235,000        16,136,000
                                            -------------    ----------------

OPERATING EXPENSES
    Delivery and warehousing                   4,355,000         4,397,000
    Selling                                    3,372,000         3,344,000
    General and administrative                 1,419,000         1,422,000
                                            -------------    ----------------

         Total operating expenses              9,146,000         9,163,000
                                            -------------    ----------------

OTHER INCOME (EXPENSE):

    Interest expense                          (1,989,000)         (403,000)
    Other, net                                   112,000            63,000
                                       ------------------    ----------------
                                              (1,877,000)         (340,000)
                                       ------------------    ----------------

Income before provision for income taxes       5,212,000         6,633,000

PROVISION FOR INCOME TAXES                     2,007,000         2,574,000
                                       ------------------    ----------------

         Net income                            3,205,000         4,059,000

Retained earnings, beginning of period        67,555,000        54,706,000

Cash dividends paid                                    -           148,000

Retained earnings, end of period            $ 70,760,000      $ 58,617,000
                                       -----------------     ----------------
                                       -----------------     ----------------

Net income per share of common stock               $0.64             $0.55
                                       -----------------     ----------------
                                       -----------------     ----------------

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

OPERATING EXPENSES

Operating expenses for the three months ended January 31, 1996 amounted to $9,146,000, a $17,000 decrease over the same period in the prior fiscal year.
 This net decrease can be attributed to the 12% increase in sales volume during the period which resulted in increased selling costs, primarily commissions, offset by a reduction in per unit delivery charges incurred during the period.

INTEREST EXPENSE

Interest expense for the three months ended January 31, 1996, amounted to $1,989,000, an increase of $1,586,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities and was used to finance the purchase of shares of Common Stock for its treasury from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995.

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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    AEP Industries Inc.
                                                    (Registrant)

                                                    By: s/a Lawrence R. Noll
                                                        ----------------------
                                                        Lawrence R. Noll
                                                        Vice President-Finance
                                                        and Secretary