Form 10-Q/A
period 1996-04-30
AEP INDUSTRIES INC
filed 1996-08-27
CIK 785787

                            Form 10-Q/A Amendment 1

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
                                    UNAUDITED


                                                  For the Three Months Ended          For the Six Months Ended
                                                           April 30,                          April 30,
                                               -------------------------------    -------------------------------
                                                    1996              1995             1996             1995
                                               -------------     -------------    -------------     -------------
NET SALES                                      $  55,821,000     $  58,347,000    $ 110,591,000     $ 117,034,000

COST OF SALES                                     40,724,000        45,638,000       79,259,000        88,189,000
                                               -------------     -------------    -------------     -------------

     Gross profit                                 15,097,000        12,709,000       31,332,000        28,845,000
                                               -------------     -------------    -------------     -------------

OPERATING EXPENSES
  Delivery and Warehousing                         4,546,000         3,846,000        8,901,000         8,243,000
  Selling                                          3,411,000         3,000,000        6,783,000         6,344,000
  General and Administrative                       1,314,000         1,216,000        2,733,000         2,638,000
                                               -------------     -------------    -------------     -------------

     Total operating expenses                      9,271,000         8,062,000       18,417,000        17,225,000
                                               -------------     -------------    -------------     -------------

                                                   5,826,000         4,647,000       12,915,000        11,620,000
                                               -------------     -------------    -------------     -------------


OTHER INCOME (EXPENSE):

  Interest expense                                (1,848,000)         (425,000)      (3,837,000)         (828,000)
  Other, net                                          27,000           448,000          139,000           511,000
                                               -------------     -------------    -------------     -------------
                                                  (1,821,000)           23,000       (3,698,000)         (317,000)
                                               -------------     -------------    -------------     -------------

     Income before provision for income taxes      4,005,000         4,670,000        9,217,000        11,303,000

PROVISION FOR INCOME TAXES                         1,541,000         1,796,000        3,548,000         4,370,000
                                               -------------     -------------    -------------     -------------

     Net income                                    2,464,000         2,874,000        5,669,000         6,933,000


Retained earnings, beginning of period            70,760,000        58,617,000       67,555,000        54,706,000

Cash dividends paid                                        -           184,000                -          332,000
                                               -------------     -------------    -------------     -------------

Retained earnings, end of period               $  73,224,000     $  61,307,000    $  73,224,000        61,307,000
                                               -------------     -------------    -------------     -------------
                                               -------------     -------------    -------------     -------------

Net income per share of common stock                   $0.50             $0.39            $1.15             $0.94
                                               -------------     -------------    -------------     -------------
                                               -------------     -------------    -------------     -------------



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

OPERATING EXPENSES

Operating expenses for the second quarter ended April 30, 1996 increased by $1,209,000 to $9,271,000 as compared to the same period in the prior fiscal year. This 15% increase can be primarily attributed to the 31% increase in sales volume during the period which resulted in increased selling, delivery and warehousing costs of approximately $750,000. Additional costs of approximately $250,000 were incurred during the period in the relocation of inventory from the Company's New Jersey warehouse to its new facility in Pennsylvania.

INTEREST EXPENSE

Interest expense for the three months ended April 30, 1996, amounted to $1,848,000, an increase of $1,423,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities and was used to finance the purchase of shares of Common Stock for its treasury from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995

OTHER INCOME

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

OPERATING EXPENSES

Operating expenses for the current period increased 7%, or $1,192,000, to $18,417,000 as compared to the same period in 1995. This increase can be attributed to the 21% increase in the Company's sales volume for the period which resulted in increased sales commissions earned and shipping and warehousing charges incurred during the period.

INTEREST EXPENSE

Interest expense for the six months ended April 30, 1996, amounted to $3,837,000, an increase of $3,009,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities and was used to finance the purchase of shares of Common Stock for its treasury from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995.

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

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                     AEP Industries Inc.
                                     (Registrant)



                                     By: s/a LAWRENCE R. NOLL
                                         --------------------
                                         Lawrence R. Noll
                                         Vice President-Finance
                                         and Secretary