Form 10-K405/A
period 1995-10-31
AEP INDUSTRIES INC
filed 1996-09-09
CIK 785787

                                                                     AMENDMENT 2

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


                                 AEP INDUSTRIES INC.
                              --------------------
                (Exact name of registrant as specified in its charter)


Delaware                                     22-1916107
- --------                                     ----------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)


125 Phillips Avenue
South Hackensack, New Jersey                 07606-1546
- ----------------------------                 ----------
(Address of principal executive offices)     (zip code)


Registrant's telephone number, including area code: (201) 641-6600
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
Title of each class                               which registered
- -------------------                           ------------------------

Common Stock, $.01 par value                         NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for
the past 90 days.        Yes    X                            No
                               ---                                 ---

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

Dated:  March 14, 1996                  AEP INDUSTRIES INC.


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

Dated:  March 14, 1996                  AEP INDUSTRIES INC.


                                        By S/A J. Brendan Barba
                                           --------------------------------
                                           J. Brendan Barba
                                           Chairman of the Board, President
                                           and Principal Executive Officer

Dated:  March 14, 1996

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

Dated:  March 14, 1996

                                        By S/A Robert W. Cron
                                           --------------------------------
                                           Robert W. Cron
                                           Director

Dated:  March 14, 1996

                                        By S/A Lawrence R. Noll
                                           --------------------------------
                                           Lawrence R. Noll
                                           Director

Dated:  March 14, 1996

                                        By S/A Kenneth Avia
                                           --------------------------------
                                           Kenneth Avia
                                           Director

Dated:  March 14, 1996

                                        By S/A Paul E. Gelbard
                                           --------------------------------
                                           Paul E. Gelbard
                                           Director