Form 10-Q
period 1996-07-31
AEP INDUSTRIES INC
filed 1996-09-13
CIK 785787

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             ______________________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1996

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

     YES       X                                            NO
              ---                                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Shares
                                                            Outstanding At
    Class of Common Stock                                   September 9,1996
    ---------------------                                   ----------------
       $.01 Par Value                                          4,690,609

                                         PART I - FINANCIAL INFORMATION
                                         ------------------------------

Item 1.  Financial Statements
- -------------------------------------

                                              AEP INDUSTRIES INC.
                                                 BALANCE SHEETS
                                                 --------------

                                                                                 July 31,               October 31,
                                                                                   1996                    1995
                                                                          -------------------      -----------------
     ASSETS                                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $         424,000        $       329,000
  Marketable securities                                                             1,801,000              1,718,000
  Accounts receivable, less allowance of $1,285,000
    in 1996 and $1,421,000 in 1995 for doubtful accounts                           28,032,000             26,333,000
  Inventories                                                                      30,177,000             20,021,000
  Other current assets                                                              1,017,000                972,000
  Deferred income tax benefit                                                         701,000                846,000
                                                                          -------------------      -----------------

             Total current assets                                                  62,152,000             50,219,000
                                                                          -------------------      -----------------

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization of $60,836,000
  in 1996 and $52,838,000 in 1995                                                  90,155,000             90,244,000

OTHER ASSETS                                                                        2,849,000              2,824,000
                                                                           -------------------      -----------------

          TOTAL ASSETS                                                      $     155,156,000        $   143,287,000
                                                                           ===================      =================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                         $       6,391,000        $     3,477,000
  Accounts payable                                                                 17,615,000             27,678,000
  Accrued expenses                                                                  4,547,000              4,034,000
                                                                           -------------------      -----------------

           Total current liabilities                                               28,553,000             35,189,000

LONG-TERM DEBT                                                                     95,975,000             82,523,000

DEFERRED INCOME TAXES                                                               9,276,000              8,767,000
                                                                           -------------------      -----------------

           Total liabilities                                                      133,804,000            126,479,000
                                                                           -------------------      -----------------

SHAREHOLDERS' EQUITY:
  Preferred stock -- $1.00 par value, 1,000,000 shares
    authorized; none outstanding                                                            -                      -
  Common stock - $.01 par value, 20,000,000 shares
    authorized; 7,484,509 and 7,437,225 shares issued
     in 1996 and 1995, respectively                                                    75,000                 74,000
  Additional paid-in capital                                                        7,890,000              7,483,000
  Treasury stock -- common stock; at cost, 2,801,000 and 2,633,000
    in 1996 and 1995, respectively                                                (62,142,000)           (58,304,000)
  Retained earnings                                                                75,529,000             67,555,000
                                                                           -------------------      -----------------

           Total shareholders' equity                                              21,352,000             16,808,000
                                                                           -------------------      -----------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     155,156,000        $   143,287,000
                                                                           ===================      =================

           The accompanying notes to financial statements are an integral part of these balance sheets


                               AEP INDUSTRIES INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                                   (Unaudited)

                                                           For the Three Months Ended              For the Nine Months Ended
                                                                     July 31,                                July 31,
                                                     -----------------------------------     -----------------------------------
                                                            1996               1995                 1996               1995
                                                     ----------------   ----------------     ----------------   ----------------
NET SALES                                             $   63,907,000       $ 64,218,000        $ 174,498,000     $  181,252,000

COST OF SALES                                             48,288,000         50,140,000          127,547,000        138,329,000
                                                     ----------------   ----------------     ----------------   ----------------

     Gross profit                                         15,619,000         14,078,000           46,951,000         42,923,000
                                                     ----------------   ----------------     ----------------   ----------------

OPERATING EXPENSES
  Delivery and Warehousing                                 5,230,000          4,237,000           14,131,000         12,480,000
  Selling                                                  3,398,000          3,132,000           10,181,000          9,476,000
  General and Administrative                               1,418,000          1,352,000            4,151,000          3,990,000
                                                     ----------------   ----------------     ----------------   ----------------

     Total operating expenses                             10,046,000          8,721,000           28,463,000         25,946,000
                                                     ----------------   ----------------     ----------------   ----------------

                                                           5,573,000          5,357,000           18,488,000         16,977,000
                                                     ----------------   ----------------     ----------------   ----------------


OTHER INCOME (EXPENSE):

  Interest expense                                        (1,948,000)          (547,000)          (5,785,000)        (1,375,000)
  Other, net                                                 122,000            129,000              261,000            640,000
                                                     ----------------   ----------------     ----------------   ----------------
                                                          (1,826,000)          (418,000)          (5,524,000)          (735,000)

     Income before provision for income taxes              3,747,000          4,939,000           12,964,000         16,242,000

PROVISION FOR INCOME TAXES                                 1,442,000          1,936,000            4,990,000          6,306,000
                                                     ----------------   ----------------     ----------------   ----------------

     Net income                                            2,305,000          3,003,000            7,974,000          9,936,000


Retained earnings, beginning of period                    73,224,000         61,307,000           67,555,000         54,706,000

Cash dividends paid                                                -           (185,000)                   0           (517,000)
                                                     ----------------   ----------------     ----------------   ----------------

Retained earnings, end of period                      $   75,529,000       $ 64,125,000        $  75,529,000     $   64,125,000
                                                     ================   ================     ================   ================

Net income per share of common stock                           $0.47              $0.41                $1.61              $1.34
                                                     ================   ================     ================   ================



                     The accompanying notes to financial statements are an integral part of these statements.


                                              AEP INDUSTRIES INC.
                                           STATEMENTS OF CASH FLOWS
                                           ------------------------
                                                  (Unaudited)

                                                                            For the Nine Months
                                                                               Ended July 31,
                                                                       -------------------------------
                                                                           1996              1995
                                                                       -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  7,974,000       $ 9,936,000
  Adjustments to reconcile net income to net
    cash provided by(used in)operating activities -
        Depreciation and amortization                                     8,279,000         7,096,000
        Provision for losses on accounts receivable                         245,000           505,000
        Increase in accounts receivable                                  (1,944,000)       (6,387,000)
        (Increase) decrease in inventories                              (10,156,000)        2,294,000
        Increase in other current assets                                    (45,000)           (9,000)
        Increase in other assets                                            (25,000)           (4,000)
        (Decrease) increase in accounts payable                         (10,063,000)           27,000
        Increase (decrease) in accrued expenses                             513,000        (1,175,000)
        Increase in deferred income taxes                                   654,000           653,000
                                                                       -------------     -------------

               Net cash provided by (used in)
                operating activities                                     (4,568,000)       12,936,000
                                                                       -------------     -------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                   (8,207,000)      (21,515,000)
  Sales and retirements of property, plant and
    equipment, net                                                           17,000             5,000
  (Purchase) sale of marketable securities                                  (83,000)        1,924,000
                                                                       -------------     -------------

               Net cash provided by (used
                in) investing activities                                 (8,273,000)      (19,586,000)
                                                                       -------------     -------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving credit facility            19,429,000         7,000,000
  Net repayments on long-term debt                                       (3,063,000)          (93,000)
  Purchase of treasury stock                                             (3,838,000)                     -
  Proceeds from issuance of common stock                                    408,000           398,000
  Payment of cash dividends                                                       -          (517,000)
                                                                       -------------     -------------

               Net cash provided by (used
                in) financing activities                                 12,936,000         6,788,000
                                                                       -------------     -------------

NET INCREASE IN CASH:                                                        95,000           138,000

CASH AT BEGINNING OF PERIOD:                                                329,000           258,000
                                                                       -------------     -------------

CASH AT END OF PERIOD:                                                 $    424,000       $   396,000
                                                                       =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for - interest                           $  5,376,000       $ 1,815,000
                                                                       -------------     -------------
  Cash paid during the period for - income taxes                       $  3,916,000       $ 4,157,000
                                                                       -------------     -------------

               The accompanying notes to financial statement are an integral part of these statements.



                               AEP INDUSTRIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

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

(2)  Net Income per Share of Common Stock
     ------------------------------------

     Net income per share of common stock is calculated using the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in such computation for the three months ended July 31, 1996, and 1995 were 4,945,917 and 7,412,354 respectively. The number of shares used in such computation for the nine months ended July 31, 1996, and 1995 were 4,942,418 and 7,390,984.

                During 1995 and 1996, the Company acquired 2,801,000 shares of its own common stock, the purchase of which has been reflected in the computation of earnings per share on the basis of the weighted shares outstanding. Had the shares been purchased at the beginning of Fiscal 1995 and had the debt, the proceeds from which the purchase was made, been outstanding since that date, earnings per share for the three months and nine months ended July 31, 1995 would have been increased by $.06 and $.25 per share respectively.

(3)  Inventories
     -----------

     Inventories are comprised of the following:



                            July 31, 1996               October 31, 1995
                          -------------------       ----------------------

     Raw Materials            $14,889,000                  $ 8,010,000
     Finished Goods            14,516,000                   11,380,000
     Supplies                     771,000                      631,000
                         -------------------       ----------------------
                              $30,177,000                  $20,021,000
                         -------------------       ----------------------
                         -------------------       ----------------------

     The Company uses the last-in, first-out (LIFO) method to price substantially all of the raw materials and finished goods inventory.

(4)  Acquisition
     -----------

      In June,1996, the Company entered into a Purchase Agreement with Borden Inc. pursuant to which the Company has agreed to acquire the Global Packaging Business of Borden for a combination of cash and the Company's Common Stock. The cash portion of the purchase price is $280,000,000, subject to adjustment under certain circumstances, and the stock portion of the purchase price is 2,412,818 shares, subject to increase up to a maximum of 4,000,000 shares of the Company's Common Stock if the average stock price in the 50 trading day period ending the second trading day prior to the October 9, 1996 Special Stockholders Meeting falls below $33.15625, as more fully described in the definitive Proxy Statement filed with the Securities and Exchange Commission on September 11, 1996. The acquisition, which will be closed in October, 1996, will be accounted for as a purchase.

      In order to pay the $280,000,000 cash portion of the purchase price, the expenses of the acquisition, and certain other related costs and to refinance its current bank facility, the Company has obtained a commitment letter from J P Morgan Securities Inc. and its affiliate, Morgan Guaranty Trust Company of New York, to provide financing of up to $450,000,000. The Company is currently negotiating the terms of the financing agreements. The acquisition financing agreements are expected to contain customary covenants, including limitations on the ability of the Company to declare and pay dividends, incur indebtedness or make restricted payments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------
Third Fiscal Quarter Ended July 31, 1996 as Compared to Third Fiscal Quarter
- ----------------------------------------------------------------------------
Ended July 31, 1995
- -------------------

Results of Operations

Net Sales and Gross Profit

Net sales during the third Quarter ended July 31, 1996 were $63,907,000, an decrease of $311,000 or less then 1% under the same period in the prior year. This nominal decrease in net sales is the result of a 20% decrease in unit selling prices offset by a 25% increase in sales volume (pounds sold).

Gross profits increased by $1,541,000 or 11% to $15,619,000. Gross margins were 24% for the three months ended July 31, 1996 as compared to 22% for the same three months of the prior fiscal year. This improvement in gross profit margin is primarily attributed to the 25% increase in sales volume, which resulted in a reduction of per unit manufacturing overhead costs for the period. The reduction in manufacturing costs can be attributed to a 12% increase in plant utilization when compared to the prior year. The Company's total plant capacity increased by 19% over the same fiscal quarter in the prior year. The Company operated its plants at 77% of capacity for the three months ended July 31, 1996.

Operating Expenses

Operating expenses for the three months ended July 31, 1996 increased by 15% to $10,046,000 over the same period in the prior fiscal year. This increase of $1,325,000 over the same period in the prior year can be attributed to the 25% increase in sales volume during the period. This increase in volume resulted in a proportionate increase in delivery costs and selling costs for the period.

Interest Expense

Interest expense for the three months ended July 31, 1996, amounted to $1,948,000, an increase of $1,401,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities and was used to finance the purchase of shares of Common Stock from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995.

Other Income

Other income for the three months ended July 31, 1996 amounted to $122,000. This amount includes gains on sales of machinery and equipment, dividend and interest income earned for the period on investments and net gains from valuation increases of the U.S. Dollar versus other foreign currencies.

Nine Months Ended July 31, 1996 as Compared to Nine Months Ended July 31, 1995
- ------------------------------------------------------------------------------

Net Sales and Gross Profit

Net sales for the nine months ended July 31, 1996 were $174,498,000 a decrease of $6,754,000 or 4% from the same period in the prior fiscal year. This decrease in net sales is primarily the result of a 21% decrease in per unit selling prices offset by a 22% increase in sales volume.

Gross profit for the current nine months increased by $4,028,000 or 9% to $46,951,000. The Company's gross profit margin increased from 24% in Fiscal 1995 to 27% in Fiscal 1996. This 3% improvement in gross profit margin is primarily attributed to the 22% increase in sales volume, which resulted in a reduction per unit manufacturing overhead costs offset by additional manufacturing costs relating to the simultaneous start up of the Company's Pennsylvania facility and close down of its New Jersey plant. The Company increased its total plant manufacturing capacity by 21% during the current nine month period when compared to the same period in the prior year. The Company operated its plants at 75% of capacity as compared with 74% in the same period in the prior year.

Operating Expenses

The Company's operating expenses for the nine months ended July 31, 1996, increased 10% or $2,517,000 to $28,463,000. The increase in operating costs over the same period in the prior year primarily resulted from the Company's increased sales volume of 22% which directly increased selling and delivery and warehousing expenses for the period.

Interest Expense

Interest expense for the nine months ended July 31, 1996, amounted to $5,785,000, an increase of $4,410,000 from the same period in the prior year. This increase in interest expense ,which includes $366,000 of amortized loan fees, is due to the Company's new credit facility, which replaced existing credit facilities and was used to finance the purchase of shares of Common Stock from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995.

Other Income

Other income for the nine months ended July 31, 1996 amounted to $261,000. This amount includes gains on sales of machinery and equipment, dividend and interest income earned for the period on investments and net gains from valuation increases of the U.S. Dollar versus other foreign currencies.

Liquidity and Capital Resources

The Company's working capital amounted to $33,599,000 at July 31, 1996, as compared to $15,030,000 at October 31, 1995. The increase in working capital of $18,569,000 at July 31, 1996 can be attributed to the growth in accounts receivable and inventories on hand due to the increased sales volume during the first nine months of the fiscal year in conjuction with the reduction in accounts payable, which were funded by internally generated cash flow and increased long term debt.. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity other than treasury stock repurchases.

In June,1996, the Company entered into a Purchase Agreement with Borden Inc. pursuant to which the Company has agreed to acquire the Global Packaging Business of Borden for a combination of cash and the Company's Common Stock. The cash portion of the purchase price is $280,000,000, subject to adjustment under certain circumstances, and the stock portion of the purchase price is 2,412,818 shares, subject to increase up to a maximum of 4,000,000 shares of the Company's Common Stock if the average stock price in the 50 trading day period ending the second trading day prior to the October 9, 1996 Special Stockholders Meeting falls below $33.15625, as more fully described in the definitive Proxy Statement filed with the Securities and Exchange Commission on September 11, 1996. The acquisition, which will be closed in October, 1996, will be accounted for as a purchase.

In order to pay the $280,000,000 cash portion of the purchase price, the expenses of the acquisition, and certain other related costs and to refinance its current bank facility, the Company has obtained a commitment letter from J P Morgan Securities Inc. and its affiliate, Morgan Guaranty Trust Company of New York, to provide financing of up to $450,000,000. The Company is currently negotiating the terms of the financing agreements. The acquisition financing agreements are expected to contain customary covenants, including limitations on the ability of the Company to declare and pay dividends, incur indebtedness or make restricted payments.

The other future capital requirements relate principally to upgrading its equipment and facilities, both existing and to be acquired, and promoting new and existing products in the global plastic film market. The Company believes that with internally generated cash flow plus the availability of the Company's new credit facilities discussed above are sufficient to meet its normal and additional capital requirements for the foreseeable future.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 AEP INDUSTRIES INC.


Date:            September 13, 1996           s/a J. Brendan Barba
                                              ----------------------------------
                                              J. Brendan Barba
                                              Chairman of the Board, President
                                              and Chief Executive Officer





Date:            September 13, 1996           s/a Paul M. Feeney
                                              ----------------------------------
                                              Paul M. Feeney
                                              Executive Vice President-Finance
                                              Principal Financial and Accounting
                                              Officer

PART II - OTHER INFORMATION
- ---------------------------


Item 1.   Legal Proceedings
- ---------------------------

The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's financial position or results of operations.


Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

     (a) Exhibit 11 - Computation of weighted average number of shares outstanding. Page 12.

     (b) On June 20, 1996, the Company filed Form 8-K with the Securities and Exchange Commission regarding the Purchase Agreement Between Borden Inc. and AEP Industries Inc.

     27.   Financial Data Schedule (for electronic submission only).

INDEX TO EXHIBITS


 Exhibit Number      Description of Exhibit                                Page
- ----------------    ---------------------------------------------------  -------

3(a)(1) Composite Certificate of Incorporation of the Company as amended through May 3, 1995
3(a)(2) Amendment to the Certificate of Incorporation of the Company as filed May 3, 1995
3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to Registration Statement on
                     Form S-1No. 33-2242)
10(a) 1985 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(mm) to Amendment No. 2 to Registration Statement on
                     Form S-1 No. 33-2242)
10(b) 1985 Employee Stock Purchase Plan of the Company as amended April 11, 1989 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended October 31, 1989)
10(c) The Employee Profit Sharing and 401(k) Retirement Plan and Trust as adopted March 3, 1993 (incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1993)
10(d) Lease dated as of March 20, 1990 between the Company and Phillips and Huyler Assoc., L.P. (incorporated by reference to Exhibit 10(aa) to the October 31, 1990 Form 10-K)
10(e) 1995 Stock Option Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement No. 33-58747 on Form S-8)
10(f) 1995 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement No. 33-58743 on Form S-8)
10(g)                Tender Offer to Purchase, dated as of
                     August 10, 1995, (incorporated by reference to Exhibit (a)(1) as filed on August 10, 1995 with
                     Schedule 13E-4)
10(h)                Stock Purchase Agreement, dated as of
                     August 2, 1995 between the Company and J. Brendan Barba (incorporated by reference to Exhibit (c) as filed on August 10, 1995 with Schedule 13E-4)
10(i) Credit Agreement, dated as of August 3, 1995, among the Company, the Chase Manhattan Bank (National Association), as Administrative Agent and Mellon Bank, N.A. as Documentation Agent and the lenders party thereto (incorporated by reference to Exhibit (b) as filed on August 10, 1995 with Schedule 13E-4)
10(j) Amendment No. 1, dated as of October 20, 1995, to the Credit Agreement, dated as of August 3, 1995, among the Company, The Chase Manhattan Bank (National Association), as Administrative Agent and Mellon Bank, N.A., as Documentation Agent and the lenders party thereto (incorporated by reference to Exhibit 10(j) to the April 30, 1996 Form 10-Q).
10(k) Amendment No. 2, dated as of March 22, 1996, to the Credit Agreement, dated as of August 3, 1995, among the Company, The Chase Manhattan Bank (National Association), as Administrative Agent and Mellon Bank, N.A., as Documentation Agent and the lenders party thereto (incorporated by reference to Exhibit 10(k) to the April 30, 1996 Form 10-Q).