Form 10-K405
period 1996-10-31
AEP INDUSTRIES INC
filed 1997-01-28
CIK 785787

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended October 31, 1996, or

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to
                              --------------    -------------------

Commission file number            0-14550
                      ---------------------------------------------

                                 AEP INDUSTRIES INC.
                (Exact name of registrant as specified in its charter)

DELAWARE                                    22-1916107
---------------                             ----------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)              Number)

125 Phillips Avenue
South Hackensack, New Jersey                07606-1546
----------------------------                ----------------
(Address of principal executive offices)    (zip code)

Registrant's telephone number, including area code: (201) 641-6600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
TITLE OF EACH CLASS                             which registered
--------------------                        ------------------------
    None                                           ---------

Securities registered pursuant to Section 12(g) of the Act:

                             COMMON STOCK, $.01 PAR VALUE
                             ----------------------------
                                   (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K. [ X ]

The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant was approximately $165,000,000 based upon the average of the bid and asked prices of the stock, which was $53.75 on December 31, 1996.

The number of shares of the Registrant's $.01 par value common stock outstanding as of December 31, 1996, was 7,136,673.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the Registrants Annual Meeting of Stockholders to be held on April 8, 1997 -- Part III.*





-----------------
    *As stated under various items of this Annual Report, only certain specified portions of such document are incorporated by reference herein.

                                        PART I
ITEM 1.    BUSINESS

GENERAL

AEP Industries Inc. ("AEP") is a manufacturer of a wide range of low density flexible polyethylene plastic film products, utilizing both cast and blown film technologies. AEP's products are used in a number of industrial, commercial, and agricultural applications and are sold throughout the United States and in a limited number of foreign countries.

On October 11, 1996, AEP acquired the packaging division of Borden, Inc. ("Borden") which consisted of certain assets of Borden and certain of its foreign subsidiaries and the stock of other Borden foreign subsidiaries, all relating to Borden's business of manufacturing and selling packaging materials (the "Acquisition").

Reference to "AEP" in this Annual Report shall be deemed to be reference to the business as conducted by AEP prior to the Acquisition. Reference to "Borden" in this Annual Report shall be deemed to be reference to the packaging business of Borden as conducted prior to the Acquisition, and reference to "the Company" shall be deemed to be reference to the combined enterprise subsequent to the Acquisition.

AEP manufactures a wide selection of speciality and standard plastic film for industrial, commercial and agricultural applications. AEP's film products are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries.

Borden was an international producer of a diverse range of flexible and rigid plastic packaging materials, predominantly for the food and industrial markets. Borden's major product lines are used in the packaging, food, and transportation industries and for consumer products.

As a result of the Acquisition, the Company is now engaged in two business segments, the flexible packaging segment, which was AEP's sole business prior to the Acquisition, and the rigid packaging business which represents a portion of the Borden business acquired by the Company.

AEP PRODUCTS

The products manufactured and marketed by AEP consist of an extensive line of polyethylene film products, which the Company believes is one of the most diverse product lines available from a single source in the polyethylene film industry. AEP's film products are used in the packaging, transportation, textile, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and other industries.

The principal products of AEP include a wide assortment of packaging materials, such as carton and drum liners (used to protect the contents from damage), bundle film (used to package beverages and other products), furniture and mattress covers, shrink film, stretch film (used for covering and securing shipping pallets), textile and carpet wrappers and bags, sheeting materials and a variety of other packaging films. The Company also produces heavy duty films used in the construction industry as moisture and insulating barriers, mulch films, silage wrap and IRT (Infra Red Transmitting) films (used in the agricultural industry to achieve more efficient plant growth) and nursery film (used to cover greenhouses). Other products include embossed, laminating and high clarity films for special applications, and a wide variety of printed and converted products.

While most of its products are extruded from low and linear low density polyethylene resin, AEP also uses small amounts of high density polyethylene and polypropylene resins in its products. In fiscal 1996, sales of high density polyethylene and polypropylene products by AEP accounted for less than 3% of the Company's total sales. Foreign sales by AEP, without giving effect to the Acquisition, accounted for less than 8% of the Company's total sales.

BORDEN PRODUCTS

The major Borden product lines include polyvinyl chloride stretch films for packaging of meats, poultry and produce for industrial applications and use in supermarkets; polyvinyl chloride-based food wrap films in cutter boxes and in perforated rolls for institutions, including restaurants, schools, hospitals and penitentiaries; polyethylene-based stretch wrap films for unitizing pallet loads; oriented polypropylene films for flexible packaging of salted snacks, confectionery and baked goods; and polypropylene films for processed cheese products; and rigid containers and trays. Borden is also a leading converter of flexible food packaging materials in Europe and Asia.

Borden organized its operations into three groups: the North American group, the Europe and South African group and the Asia-Pacific group. The following description describes these groups as operated by Borden prior to the Acquisition.

The North American group is organized into two divisions: North American Resinite and Proponite. North American Resinite is a producer of polyvinyl chloride films for the supermarket, institutional and industrial markets and polyethylene stretch film primarily used as pallet wrap in the United States and Canada. The Company believes that it is the largest producer of polyvinyl chloride films for these uses in North America. Proponite is a manufacturer of oriented polypropylene films, serving the flexible packaging market with products used to package foods, such as snack foods. The division sells its products primarily to packaging converters who further process the film for end-users.

The European and South African group is organized in five divisions: European Resinite, European Flexibles, FIAP, Rigids and Resinite South Africa. The European business was founded in 1965 when Borden started its Resinite operation in the United Kingdom after introducing polyvinyl chloride and polyethylene packaging films for the supermarket, institutional and industrial markets, printed and unprinted films for the flexible packaging market, and rigid containers and trays in Europe and South Africa. The Company believes European Resinite is one of the largest suppliers in Europe of polyvinyl chloride meat and food wrap products.

The Asia Pacific group produces and markets polyvinyl chloride and polyethylene packaging films and converted flexible packaging in New Zealand, Australia and Japan. The business in

Japan operates through a 50/50 joint venture with Hitachi Chemical Company Ltd. ("Hitachi Chemical") and primarily produces polyvinyl chloride meat and food wrap films and polyethylene pallet wrap products.

Following the Acquisition, the Company commenced closing of the Borden Resinite plant in North Andover, Massachusetts, and moving its operations and equipment to other Company plant facilities, and the Company is in the process of integrating the Borden United States and Canada operations into the AEP operations in the United States and Canada. The European and South African group and the Asia-Pacific group continue to be operated by the Company in substantially the same manner in which they were operated by Borden prior to the Acquisition.

MANUFACTURING AND PRODUCTION

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

In the film manufacturing process, resins (primarily polyethylene, polyvinyl chloride, polypropylene and polystyrene) with various properties are blended with chemicals and other concentrates (including coloring, where appropriate) to achieve a wide range of specified product characteristics, such as color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability, and permeability. The gauges of the Company products range from less than one mil (.001 inches) to more than 20 mils. The Company's extrusion equipment can produce printed products and film up to 40 feet wide. The blending of various kinds of resin combined with chemical and color additives is computer controlled to avoid waste and to maximize product consistency. The blended mixture is then melted by a combination of applied heat and friction, under pressure and then is mechanically mixed. The mixture is then forced (extruded) through a die, at which point it is expanded into a flat sheet or a vertical tubular column of film and is cooled. The cooled film can then be shipped to a customer or can be further processed and then shipped. Generally, the Company's manufacturing plants operate 24 hours a day, seven days a week, except for plants located in areas where hours of operation are limited by law, local custom or for economic reasons or in cases when 24 hour operations are not economically advantageous.

AEP's domestic equipment has several processing features, including the capability to print "in-line" and to cut tubular film at either end to produce "bags'' or to cut the side of the tubes to produce "sheeting." This sheeting' can then be sold or further processed by metallizing, perforating and/or heat sealing it into a variety of products according to customer specifications.

The Company's foreign operations have the capability of further processing the "sheeting" using the Company's flexographic or rotogravure printing capabilities. The printed sheet is then laminated, slit and/or converted into a form desired by the customer. Sale to the customer can occur after any process or combination of processes.

The Company's rigid operations apply heat to sheets of polypropylene or polystyrene to form containers, lids, trays, and other rigid plastic products. These products can then be sold or then printed for sale to the customer.

AEP has regularly upgraded or replaced older equipment in order to keep abreast of technological advances and to maximize production efficiencies. During the past five fiscal years, AEP spent in excess of $88,000,000 in capital improvements, which included the construction of new manufacturing, warehouse and sales facilities in Alsip, Illinois and Wright Township, Pennsylvania, the purchase of new state-of-the-art extrusion equipment and the upgrading of older equipment. As part of the Acquisition AEP acquired the Borden manufacturing facilities in Griffin, Georgia; North Andover, Massachusetts; Gainesville, Texas; Edmonton, Alberta; Scarborough, Ontario; England, France, Holland, Belgium, Spain, Italy, South Africa, Australia and New Zealand and in Japan in a joint venture operation accounted for on an equity basis. The Company is in the process of reviewing and upgrading and replacing equipment at certain of these facilities in order to increase production capacity and promote efficiency and will continue to upgrade or replace the equipment as appropriate in its business judgment.

QUALITY CONTROL

The Company believes that maintaining the highest standards of quality in all aspects of its manufacturing operations plays an important part in its ability to maintain its competitive position. To that end the Company has adopted strict quality control systems and procedures which it regularly reviews, updates and modifies as appropriate. These quality control systems and procedures are now being implemented in the manufacturing facilities acquired as part of the Acquisition.

MARKETING AND SALES

AEP markets its products in the United States and Canada principally through its own sales force under the supervision of national and regional managers. The AEP sales force sells directly to its customers, who are generally the end users of the products and also utilizes distributors for the sale of some of its products. During the fiscal year ended October 31, 1996, approximately 52% of the sales by AEP in the United States and Canada were directly to end users with the balance representing sales to distributors.

Sales by Borden in the United States and Canada had been made primarily through large distributors by the Resinite division and primarily to packaging converters by the Proponite division. The Company is in the process of integrating the Borden sales and marketing in the United States and Canada with the AEP sales and marketing efforts.

Sales and marketing efforts in Europe, South Africa and in the Asia Pacific region are primarily by Company salesmen to the end user, however, distributors are used in cases where distribution adds value to the customer.

During fiscal 1996, AEP served approximately 4,500 customers from its manufacturing plants located in Pennsylvania, Illinois, North Carolina, Texas and California and from its Moonachie, New Jersey facility prior to the transfer of such operations to Pennsylvania. During fiscal 1996, no single customer accounted for more than 3% of AEP's net sales.

During the twelve months ended October 31, 1996, Borden served approximately 2,100 customers from its manufacturing plants located in the United States and Canada and approximately 9,800 customers from its plants in Europe, South Africa and the Asia Pacific area. During fiscal 1996, no single customer accounted for more than 6% of the Borden net sales.

AEP's marketing orientation of its line of industrial products in the United States and Canada emphasizes commercial grade sheeting and bags, which are manufactured to customer specifications. AEP's stretch film, agricultural, and can-liner products are manufactured to industry standards. All of the Company's products require efficient, low cost and high-speed production to remain competitive in virtually all of their markets. Since these products can generally be obtained from a number of local and national manufacturers, the competition in this market is intense, and the margins are relatively low. Borden's North American stretch film business is in the process of being combined with AEP's stretch film business. Sales of oriented polypropylene film by the Proponite Division will continue to be primarily directed to converters. North American Resinite polyvinyl chloride film sales are expected to continue to be focused toward the major food service distributors and industrial users. Sales of flexibles in Europe, South Africa and in the Asia Pacific regions will continue to emphasize marketing efforts oriented toward the end user. Simultaneously, the Company will continue to maintain and attempt to enhance distribution relationships where value is added to the end user. The Company's rigids business also sells primarily to end users. This business has been under margin pressure for years. Rigids' marketplace has been consolidating and this overall business continues to be reviewed by the Company. As is the case with AEP's business, Borden's business is extremely competitive, utilizing efficient business manufacturing methods and controlling operating costs are keys to profitability. The Company believes that its research and development efforts, its high efficiency equipment (which is both automated and microprocessor-controlled) and the technical training given to its sales personnel enables the Company to expand its sales in all of its product lines.

An important component of the Company's marketing philosophy is the ability of its sales personnel to provide technical assistance to customers. The Company's sales force regularly consults with customers with respect to performance of its products and the customers' particular needs and communicates with appropriate research and development staff regarding these matters. In conjunction with the research and development staff, sales personnel are often able to recommend a product or suggest a polyethylene resin blend to produce the product with the characteristics/properties which best suit the customers' requirements.

RAW MATERIALS

The resins used by the Company in its manufacturing operations are available from a number of domestic and foreign suppliers. The Company selects its suppliers based on the price, quality and characteristics of the resins they produce. Most of the Company purchases of resin in fiscal 1996 were made from 15 of the 20 international resin suppliers, none of which accounted for more than 17% of the Company's requirements.

The Company believes that the added purchasing power achieved by its acquisition of Borden will enable it to achieve economies by reason of increased purchasing power, although there is no assurance that it will be able to do so. The Company believes that the loss of any resin supplier would not have a materially adverse impact on the Company. Other raw materials, principally chemical colorings and other concentrates, are available from many sources.

The resins used by the Company are produced from petroleum and natural gas. Instability in the world markets could adversely affect the prices of the Company's raw materials and their general availability, this could have an adverse effect on the Company's profitability if the increased costs could not be passed on to customers. The Company generally maintains a resin inventory of less than one month's supply and has not experienced any difficulty in maintaining its supply.



DISTRIBUTION

Domestically AEP maintains a fleet of approximately 40 trucks, most of which it leases, for the delivery to customers of approximately 51% of AEP products. Domestically, Borden uses common carriers, contract carriers, and dedicated service haulers where appropriate for its deliveries, and AEP uses these services for the remainder of its deliveries. This combination enables the Company to control the distribution process and thereby insure priority handling and direct transportation of its products to its customers, thus improving the speed, reliability, and efficiency of delivery. Although most of the products of the Company are delivered within a 500 mile radius of its plants, the Company ships product greater distances and also exports to other countries.

Internationally, the Company uses common and contract carriers to deliver most of its products. The Company does not deliver its own products to an appreciable degree.

RESEARCH AND DEVELOPMENT

The Company has a full time research and development department with a staff of seven persons. In addition, other members of management and supervisory personnel, from time to time, devote substantial amounts of time to research and development activities. The principal efforts of the research and development department are directed to maintaining and improving quality control in the Company's manufacturing operations, assisting sales personnel in designing specialty products to meet individual customer's needs, and developing new products.

The Company's research and development department has developed a number of products with unique properties which the Company considers proprietary and are appropriately protected by patents. AEP's research and development efforts over the past fiscal year have concentrated on development of a family of new products generically called co-ex products. These projects are continuing in fiscal 1997 and are expected to continue thereafter.

For the three years ended October 31, 1996, AEP incurred expenses aggregating approximately $1,707,000 for research and development activities, consisting of $635,000 in fiscal 1996, $698,000 in fiscal 1995, and $374,000 in fiscal 1994.
During that period the Company
understands that Borden had spent approximately $13,800,000 for research and development activities.

PROPRIETARY RIGHTS

AEP owns several trademarks, has applied for patent protection for a line of industrial stretch film products, and has developed certain other proprietary products, and the Company also owns a number of trademarks and patents which it acquired as part of the Acquisition. The Company does not consider that any of these are material to its overall business. The Company also has the right to use the trademark "Borden" for a period of six months from October 11, 1996, and thereafter to use the Borden trademark in conjunction with the AEP trademark for an additional 18 months as the Borden trademark is phased out.

COMPETITION

The business of supplying flexible and rigid packaging products is extremely competitive. Although the Company believes it is one of the largest extruders of its film products in North America and Europe, it faces competition from a great number of companies engaged in similar and alternative packaging products businesses. The Company believes its manufacturing capacity, including the capacity acquired by it in the Acquisition, puts the Company in the position of having major international and regional market presence in many product categories.

The Company's principal competitors fall into three categories. The first consists of local extruders and converters that compete with the Company in specific geographic areas, generally within a 500 mile radius of its plants. The second group of competitors are companies which specialize in the extrusion of a limited group of products, which they market nationally. The third group of competitors is the few manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities across many borders. Some of these competitors are subsidiaries or divisions of large international, diversified companies with extensive production facilities, well developed sales and marketing staffs and substantially greater financial resources than the Company.

The Company believes that its utilization of proprietary blends and its ability to design products which meet the customers' particular requirements enhances the Company's competitive position in its worldwide markets.

The Company believes that it can effectively compete with its competitors based on the broad variety and high quality of the products it offers, the scope, efficiency and knowledge of its sales, customer service and technical support personnel, prompt delivery and the competitiveness of its pricing.

BACKLOG

The Company estimates that the total dollar volume of its backlog as of the end of the 1996 and 1995 fiscal years was approximately $35.0 million and $9.5 million, respectively. These backlogs represent approximately 14 days of production in 1996 and 10 days in 1995. The 1996 backlog includes the Borden backlog. AEP believes that because the great majority of its production is based upon purchase orders rather than long term contracts, the amount of its backlog is not an important indicator of future sales.

ENVIRONMENTAL MATTERS

Except for relatively small amounts of printing ink, the Company's manufacturing operations do not involve the handling of toxic chemicals or emissions or discharge of toxic fumes or other wastes into the environment. Accordingly, the Company's operations are not significantly affected by any environmental or other similar regulations affecting any of its plants in the respective countries and geographic subdivisions in which they are located.

FORWARD LOOKING STATEMENTS

Certain statements by the Company in this Annual Report in its description of the business of the Company, both prior to and subsequent to the Acquisition, including its contemplated activities with respect to the Borden packaging business operations which it acquired, its statements as to its beliefs with respect to its business and its prospects and its statements of potential changes in the operations of the combined AEP and Borden business, potential savings and the integration of the Borden operations into the Company's business and statements about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to continue to maintain sales to justify capital expenses, and its ability to generate additional sales and cash flow to meet the added costs incurred by the Company as a result of the Acquisition and the debt incurred, including its ability to meet the required payments under the credit agreement pursuant to which a portion of the purchase price of the Acquisition was financed. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including risks associated with the ability of the Company management to integrate the Borden operations with the AEP operations, the ability of the Company to effect cost savings in the combined operations of AEP and Borden, the ability of the Company to manage both operations efficiently, changes in market conditions, inability to pass on raw material cost increases, and competitive factors.

EMPLOYEES

At October 31, 1996, the Company had approximately 4,600 employees worldwide, including officers and administrative personnel. The Company has collective bargaining agreements at four North American and 16 international facilities and has never experienced a work stoppage. The Company considers its relationship with its work force to be good. The Company understands that Borden has not experienced a work stoppage for more than the past three years preceding the Acquisition, and the Company believes that the relationship with the continuing former Borden employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company are as follows:

                               Age at
       Name                  October 31, 1996     Position with the Company
       ----                  ----------------     --------------------------

 J. Brendan Barba                    55             Chairman of the Board,
                                                    President and Director

 Paul M. Feeney                      54             Executive Vice President
                                                    and Director

 John J. Powers                      32             Executive Vice President
                                                    -- Sales and Marketing

 Lawrence R. Noll                    48             Vice President,
                                                    Secretary, Controller and
                                                   Director

Officers serve at the discretion of the Board of Directors.

J. Brendan Barba is one of the founders of the Company and has been its President and a director since its organization in January 1971. In November 1985 Mr. Barba assumed the additional title of Chairman of the Board of Directors of the Company.

Paul M. Feeney has been an Executive Vice President and a director of the Company since December 1988. From 1980 to 1988 Mr. Feeney was Vice President and Treasurer of Witco Corporation. He became a director of the Company in January 1989.

John J. Powers was elected Executive Vice President - Sales and Marketing in May 1996. Prior thereto, he was Vice President - Industrial Products, since November 1993.

Lawrence R. Noll has been a Vice President, Secretary and a director of the Company since September 1993; for more than 16 years prior thereto, he was the Controller of the Company, and he was re-elected Controller in October 1996.

Mr. Barba is the father-in-law of Mr. Powers. No other family relationships exist between any of the directors and executive officers of AEP.

ACQUISITION PURCHASE PRICE; GOVERNANCE AGREEMENT

The purchase price ("Purchase Price") for the Acquisition was paid by the delivery of (a) 2,412,818 shares of the Company's Common Stock, $.01 par value, and (b) $280,000,000 of cash. The Company has accounted for the Acquisition as a purchase. The cash portion of the Purchase Price is subject to increase or decrease (to be paid by Borden in cash or Common Stock of the Company, at Borden's option, if there is a decrease, or in cash by the Company, if there is an increase ) equal to the increase or decrease in the net working capital (excluding cash and cash equivalents) of Borden Packaging and the decrease or increase in the long term liabilities of Borden Packaging between December 31, 1995, and October 11, 1996. The shares issued to Borden represent 34% of the Company's shares outstanding following the Acquisition.

In order to pay the cash portion of the Purchase Price, to refinance the outstanding balance of a prior credit facility and to pay the expenses and related costs of the Acquisition, the Company entered into a Credit Agreement with the Morgan Guaranty Trust Company, as Agent, and the banks signatory thereto.

Pursuant to a Governance Agreement between the Company and Borden, Borden was granted certain rights to nominate and to participate in the nomination of a number of directors, to designate certain committee members and to require certain specified corporate actions to be approved by a super majority of directors that includes a Borden designee, as described in the sections of the Proxy Statement incorporated herein by reference.

ITEM 2.   PROPERTIES

The Company's principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

At October 31, 1996, the Company operated 11 manufacturing facilities in the United States and Canada, which are located in Wright Township, Pennsylvania; Alsip, Illinois; Matthews, North Carolina; Waxahachie, Texas; Chino, California; Griffin, Georgia; North Andover, Massachusetts (2); Gainesville, Texas; Edmonton, Alberta, Canada; and Scarborough, Ontario, Canada; all of which are owned by the Company.

At October 31, 1996, the Company operated 12 manufacturing facilities in Europe, two in South Africa, two in Australia, four in New Zealand and one in Japan (joint venture with Hitachi Chemical).

At October 31, 1996, the Company had two separate manufacturing operations in North Andover, Massachusetts. The Company is in the process of closing one of these facilities and transferred the operations and equipment to other Company manufacturing facilities. In addition, as part of the Acquisition, the Company acquired ten leaseholds for warehouse and office facilities, nine in the United States and one in Canada. The Company is in the process of closing down many of these facilities and transferring warehouse and office operations to existing Company facilities.

In aggregate, the Company currently utilizes approximately 6 million square feet of manufacturing, office and warehouse space excluding the North Andover facility being closed. Sales offices are assigned to each of the Company plants. As of October 31, 1996, the Company's manufacturing facilities had a combined average annual production capacity exceeding 1 billion pounds.

All of the Company properties are well-maintained and in good condition. The Company believes the current operating facilities are adequate for its present and immediate future business needs. However, the Company is in the process of increasing capacity and automating some manufacturing operations in Europe and relocating and consolidating some manufacturing operations in North America.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings the outcome of which would have a material adverse effect on the Company's financial position or the results of its operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company's stockholders was held on October 9, 1996.
The meeting was called to approve the issuance of shares of Company Common Stock to Borden in connection with the Acquisition. The stockholders approved the issuance of 2,412,818 shares of Common Stock to Borden by a vote of 3,345,276 shares in favor and 3,055 against, with 6,824 shares abstaining.


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

AEP's Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "AEPI." The high and low closing prices for the Company's Common Stock, as reported in NNM, are as follows:

FISCAL YEAR AND PERIOD
----------------------
                                         PRICE RANGE                   Per Share
                                -----------------------------
                                HIGH                     LOW            Dividend
                                ----                     ---            --------

1996
----
First quarter                  $23.75                   $21.50           -0-
Second quarter                  26.50                    22.00           -0-
Third quarter                   43.50                    24.50           -0-
Fourth quarter                  51.25                    36.00           -0-

1995
----
First quarter                  $18.50                   $15.75         $.020
Second quarter                  25.25                    17.25          .025
Third quarter                   27.25                    18.25          .025
Fourth quarter                  24.75                    20.75          .025

On December 31, 1996, the closing price for a share of the Company's Common Stock, as reported by NNM, was $55.00.

As of December 31, 1996, the Company's Common Stock was held by approximately 600 stockholders of record through nominee or street name accounts with brokers. The Company paid cash dividends to its stockholders each fiscal quarter commencing with the quarter ended July 31, 1993, through the quarter ended October 31, 1995. The Board of Directors announced in December 1995 the suspension of future dividends and that the funds would be reinvested into the Company. The restoration of future dividends is within the discretion of the Board of Directors and will depend upon business conditions, earnings, the financial condition of the Company and other relevant factors. The Company is subject to a number of covenants under the new term loan and revolving credit agreements, including restrictions on the amount of dividends that may be paid.

On October 11, 1996 the Company issued 2,412,818 shares of Common Stock to Borden in partial payment of the Purchase Price for the Acquisition.

In August 1995, the Company and J. Brendan Barba, the Chairman of the Board, President and Chief Executive Officer of the Company, entered into a Stock Purchase Agreement (the "Barba Purchase Agreement"), pursuant to which the Company purchased from Mr. Barba on such date an aggregate of 1,550,000 shares of Common Stock for a cash purchase price of $21.04 per share (the "Barba Purchase").

In September 1995, AEP completed a Self-Tender Offer (the "Offer") and purchased 1,083,000 shares of Common Stock for a cash purchase price of $22.75 per share. Pursuant to the Barba Purchase Agreement, none of the shares beneficially owned by him or any of his affiliates or over which he otherwise exercises dispositive power were tendered and sold to the Company pursuant to the Offer. The Company's other directors and executive officers did not tender shares owned by them pursuant to the Offer. After giving effect to the consummation of the Barba Purchase and the repurchase of shares by the Company pursuant to the Offer, Mr. Barba owned beneficially approximately 32% of the outstanding shares. The Company purchased an additional 168,000 shares of Common Stock from a shareholder at $22.75 per share on March 18, 1996.

Shares acquired by AEP pursuant to the Offer and the Barba Purchase are being held in the Company's treasury and will be available for the Company to issue without further stockholder action (except as required by applicable law or the rules of the NNM on which the shares are traded). Shares could be issued for such purposes as, among others, the acquisition of businesses, the raising of additional capital for use in the Company's business, the distribution of stock dividends and the implementation of employee benefit plans. Specifically, the Board of Directors of the Company has authorized the establishment of an employee stock ownership plan (the "ESOP") which was implemented effective January 1, 1996. Shares acquired by AEP pursuant to the Barba Purchase and the Offer may over time, subject to the determination of the Board as to the appropriate level of considerations, be contributed by the Company to the ESOP. The purpose of the ESOP is to attract and retain key employees of the Company, to encourage an ownership commitment by those employees and to motivate such persons by providing incentives for the successful implementation of the Company's strategic plans.

ITEM 6.   SELECTED FINANCIAL DATA

                                      YEAR ENDED OCTOBER 31,
                     -----------------------------------------------------
                        1996       1995          1994        1993      1992
                        ----       ----          ----       -----      ----
                                    (in thousands, except per share amounts)

Income Statement Data:

Net sales             $270,534    $242,886     $184,669    $153,307  $142,621
Operating profit      $ 15,538    $ 25,224     $ 19,734    $ 14,277   $ 6,660

Income before
extraordinary
item and
provision for
income taxes          $  4,411    $ 22,399     $ 18,801    $ 11,906   $ 5,236

Income before
extraordinary
item                  $  2,553    $ 13,676     $ 11,404     $ 7,334   $ 3,577

Net income            $  2,553    $ 13,486     $ 11,404     $ 6,880   $ 3,577
Net income per
common share
before extra
ordinary item(a)      $    .50       $1.99        $1.55       $1.01     $0.49

Net income per
common share(a)       $    .50       $1.96        $1.55       $0.95     $0.49

Dividends declared
and paid per
common share(a)            -0-       $0.10        $0.08       $0.03       -0-

Balance Sheet Data:

Total assets          $641,678    $143,287     $118,496    $ 88,992  $ 84,393
Long-term debt        $325,438    $ 82,523     $ 23,500    $ 20,095  $ 17,612

Shareholder's
Equity               $  95,133    $ 16,808     $ 61,789    $ 50,616  $ 43,734


(a) All fiscal years prior to 1994 have been restated to give effect to a 3-for-2 stock split in the form of a dividend declared by the Company's Board of Directors in December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On October 11, 1996, the Company acquired the Borden global packaging business. This Acquisition was accounted for using the purchase method of accounting. The results of operations for the 20 day period following the Acquisition are included in the Company's results of operations for the fiscal year ended October 31, 1996 ("Fiscal 1996"). A summary of unaudited pro forma consolidated results of operations of the Company as if the Acquisition had occurred at November 1, 1994, has been presented in Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFIT

Net sales for Fiscal 1996 increased by 11% to $270,534,000 as compared to $242,886,000 reported in the prior fiscal year. This increase can be attributed to the additional sales generated from the Borden Acquisition. The AEP business alone had an increase in sales volume of 19% which was offset by an 18% decrease in per unit selling prices.

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

In Fiscal 1996 the Company's gross profit was $59,770,000 as compared with $60,373,000 in Fiscal 1995, a decrease of 1%. The Fiscal 1996 gross profit was adversely impacted by approximately $7,300,000 because the Company absorbed inventory valuation charges of $5,600,000 related to the acquisition of Borden inventory and an additional charge of $1,700,000 incurred in the build up of AEP inventory levels. These charges were primarily a result of the Company's consistent costing of its inventories using the last-in, first-out (LIFO) method.

Fiscal 1995 gross profit was $60,373,000, an increase of 12% or $6,305,000. The increase in gross profit resulted from volume increases and higher selling prices per unit offset by start-up costs associated with the implementation of new production lines in the Company's Midwest facility and a provision of $740,000 related to the 1996 relocation of the Company's New Jersey manufacturing facility to Pennsylvania. Gross profit for Fiscal 1994 was $54,068,000, an increase of $10,229,000 over that of Fiscal 1993. This increase in gross profit over Fiscal 1993 can be directly attributed to reduced per unit manufacturing expenses resulting from increased volume.

OPERATING EXPENSES

In Fiscal 1996, operating expenses increased by $9,083,000 or 26% to $44,232,000, of which $5,200,000 can be directly attributed to the additional expenses absorbed by the Company for the 20 day period of operations after the acquisition of the Borden business. The AEP business had an increase of $2,200,000 or 13% in shipping and warehousing costs and an increase of $1,500,000 or 12% in selling expenses which were directly attributable to the 19% increase in sales volume.

The Company's Fiscal 1995 operating expenses totaled $35,149,000, an increase of 2% or $815,000 over Fiscal 1994. This increase in operating expenses can be directly attributed to the Company's 4% increase in sales volume over the prior year which increased selling expenses. These increased costs were offset by a reduction in per unit delivery costs during the year, which can be attributed to the opening of the Company's Midwest plant. Fiscal 1994 operating expenses increased 16% or $4,772,000 over Fiscal 1993 to $34,334,000. This overall increase was attributable to increased shipping costs as a result of a 21% increase in sales volume and increased selling expenses which were also related to the volume increase.

INTEREST EXPENSE

The Company's interest expense increased by $8,308,000 to $11,517,000 for Fiscal 1996 as compared with $3,209,000 for Fiscal 1995. This increase in interest expense can be attributed to new credit facilities and increased borrowings during both Fiscal 1996 and 1995. In Fiscal 1996, the Company incurred interest expense associated with the credit facility that was put in place during the fourth quarter of Fiscal 1995, which financed the Company's purchase of shares of Common Stock for its treasury. In October 1996, the Company replaced that credit facility with a new credit facility used to finance the acquisition of the Borden business and retire the existing credit facility. The Company absorbed an additional charge to interest expense in Fiscal 1996 of $2,900,000 for loan origination fees applicable to the old credit facility.

Fiscal 1995 interest expense amounted to $3,209,000, an increase of $1,753,000 from Fiscal 1994. This increase in interest expense was due to the Company's new credit facilities, which replaced its existing credit facilities and was used to finance the purchase of shares of Common Stock for its treasury from its stockholders and its Chief Executive Officer. These purchases were completed during the fourth quarter of Fiscal 1995. The Company's Fiscal 1994 interest expense decreased by $441,000 to $1,456,000, representing a 23% decrease from Fiscal 1993.

This decrease was attributable to the decrease in average debt outstanding during the-major portion of Fiscal 1994 as well as the full impact of the reduced interest rates on the Company's senior notes which were placed in May 1993.

OTHER INCOME (EXPENSE)

In Fiscal 1996 the Company had $390,000 in other income, which primarily consisted of interest and dividend income of $113,000, net gains on sale of machinery and equipment of $71,000, foreign currency exchange gains of $135,000, and other miscellaneous income of $71,000.

Other income for Fiscal 1995 totaled $384,000 which included interest and dividend income of $213,000 and gain on sales of machinery and equipment of $109,000. In Fiscal 1994 the Company's other income of $523,000 was primarily attributable to the sale of certain fixed assets at a gain of $355,000.

NET INCOME

Net income for Fiscal 1996 decreased by 81% or $10,933,000 to $2,553,000. This decrease was due primarily to the aforementioned charges totaling $7,300,000 related to valuation of inventories and increased interest expense incurred during the period, including the charge of $2,900,000 for loan origination fees on the old credit facility.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital amounted to $60,536,000 at October 31, 1996, as compared with $15,030,000 at October 31, 1995. This increase of $45,506,000 in working capital in Fiscal 1996 as compared to Fiscal 1995 is primarily attributable to the Acquisition.

On October 11, 1996, the Company entered into a Credit Agreement (the "Credit Agreement") with the Morgan Guaranty Trust Company, as Agent, and the banks party thereto. The Credit Agreement provided the Company with two credit facilities, consisting of a term credit facility in the amount of $350,000,000 and a revolving credit facility for an amount up to $100,000,000. The proceeds borrowed under the long-term credit facility were used to pay the $280,000,000 cash portion of the Purchase Price, to repay the $95,400,000 balance under the then existing term credit and revolving credit obligations and to pay the expenses and related costs of the Acquisition.

As of October 31, 1996, there was $350,000,000 and $10,000,000 outstanding under the term and revolving credit facilities, respectively.

In Fiscal 1996 the Company's cash and cash equivalents increased by $11,758,000.

Cash flow from operating activities of $7,356,000 was offset by funds used in investing activities, primarily the Borden acquisition and capital expenditures which amounted to $269,018,000. Cash flow from financing activities included $370,300,000 in funds received under the aforementioned new Credit Agreement. These funds from financing activities were used primarily for the Acquisition ($263,000,000, net) and to repay existing long-term debt of $101,710,000.

The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company's future capital requirements relate principally to purchasing new equipment, upgrading old equipment and facilities, and promoting new and existing products. The Company believes that internally generated cash flow combined with the availability of funds under the Company's credit facility discussed above are sufficient to meet its additional capital and debt requirements for the foreseeable future.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") establishes permissible methods for valuing compensation attributable to stock options and is effective for the fiscal year beginning November 1, 1996. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations. The Company expects to continue to account for employee stock-based compensation under APB opinion No. 25, "Accounting for Stock Issued to Employees" and provide the required pro-forma disclosures.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") establishes accounting and reporting standards for long-lived assets and is effective for the fiscal year beginning November 1, 1996. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

Inflation is not expected to have significant impact on the Company's business.


FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations contains "Forward Looking Statements" about the Company's prospects for the future such as its ability to generate sufficient working capital, its ability to continue to maintain sales and profits of its combined AEP and Borden operations and its ability to generate sufficient funds to meet its cash requirements. Such statements are subject to certain risks and uncertainties which can cause actual results to differ materially from those projected, including availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for the Company's products and price fluctuations which could adversely impact the Company's inventory. Parties are cautioned not to rely on any such forward looking beliefs or judgments in this section and in other parts of this Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index:
               Report of Independent Public Accountants

               Financial Statements:

                    Consolidated Balance Sheets as of October 31, 1996 and 1995

                    Consolidated Statements of Income -- For the years ended
                         October 31, 1996, 1995 and 1994

                    Consolidated Statements of Shareholders' Equity -- For the
                         years ended October 31, 1996, 1995 and 1994

                    Consolidated Statements of Cash Flows -- For the years ended
                         October 31, 1996, 1995 and 1994

                    Notes to Consolidated Financial Statements

               Financial Statement Schedules:

                    Schedules included are set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see "Item 1. Business - Executive Officers of the Company" of Part I hereof and the table and text under the caption "Name of Nominee and Certain Biographical Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on April 8, 1997 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

For information concerning this item, see the text and table under the caption "Compensation of Executive Officers" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning this item, see the table and text under the caption "Information Concerning Certain Shareholders" in the Proxy Statement, which information is incorporated herein by reference.

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

          (b)  Current Reports on Form 8-K:

          The Company filed a report on Form 8-K, dated October 11, 1996, with respect to the acquisition by the Company of the Borden packaging business and the Company's new Credit Agreement with Morgan Guaranty Trust Company, as Agent, and the banks signatory thereto for its long-term and revolving credit facilities.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To AEP Industries Inc.:


We have audited the accompanying consolidated balance sheets of AEP Industries Inc. (a Delaware corporation) as of October 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. as of October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP


Roseland, New Jersey
January 6, 1997

                                 AEP INDUSTRIES INC.
                                 -------------------

             CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1996 AND 1995
             -----------------------------------------------------------
                         (in thousands, except share amounts)


                   ASSETS                            1996           1995
                   ------                        ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                           $12,087          $329
  Marketable securities                                 2,070         1,718
  Accounts receivable, less allowance
    of $5,516 in 1996 and $1,421
    in 1995 for doubtful accounts                     113,190        26,333
  Inventories, net (Note 4)                           107,663        20,021
  Deferred income taxes (Note 11)                       1,633           846
  Other current assets                                 17,583           972

         Total current assets                         254,226        50,219





PROPERTY, PLANT AND EQUIPMENT, at
  cost, less accumulated depreciation
  and amortization (Note 5)                           325,271        90,244




INTANGIBLE ASSETS                                      34,187         2,824
INVESTMENT IN JOINT VENTURE (Note 10)                  15,028             -
OTHER ASSETS                                           12,966             -

         Total assets                                $641,678      $143,287



    LIABILITIES AND
  SHAREHOLDERS' EQUITY                                 1996           1995
  --------------------                              ---------      ----------

CURRENT LIABILITIES:
  Current portion of debt (Note 7)                     $52,107        $3,477
  Accounts payable                                      86,029        27,678
  Accrued expenses (Note 6)                             55,554         4,034

         Total current liabilities                     193,690        35,189

LONG-TERM DEBT (Note 7)                                325,438        82,523
OTHER LONG TERM LIABILITIES                              7,041             -
DEFERRED INCOME TAXES (Note 11)                         20,376         8,767

COMMITMENTS AND CONTINGENCIES
  (Notes 12 and 13)

SHAREHOLDERS' EQUITY (Note 8):
  Preferred stock -- $1.00 par value; 1,000,000
    shares authorized; none issued                          -              -
  Common stock -- $.01 par value; 20,000,000
    shares authorized;  9,931,303 and 7,437,225
  shares issued in 1996 and 1995, respect ively            99             74
  Additional paid-in capital                           88,052          7,483
  Treasury stock -- common stock; at cost,
    2,801,000 and 2,633,000 shares in 1996 and
    1995, respectively                                (62,142)       (58,304)
  Retained earnings                                    70,108         67,555
    Cumulative translation adjustment                 (1,283)             -
    Net unrealized investment gain, net of taxes         299              -
              Total shareholders' equity              95,133         16,808

              Total liabilities and shareholders'
                   equity                           $641,678       $143,287



The accompanying notes to financial statements are an integral part of these balance sheets.

                                 AEP INDUSTRIES INC.
                                 -------------------

                          CONSOLIDATED STATEMENTS OF INCOME
                          ---------------------------------

                 FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                 ---------------------------------------------------
                        (in thousands, except per share data)

                                       1996           1995           1994

NET SALES                              $270,534       $242,886       $184,669

COST OF SALES                           210,764        182,513        130,601

         Gross profit                    59,770         60,373         54,068

OPERATING EXPENSES:
  Delivery and warehousing               20,825         16,666         16,722
  Selling                                15,701         12,940         11,981
  General and administrative              7,706          5,543          5,631

         Total operating expenses        44,232         35,149         34,334

         Income from operations          15,538         25,224         19,734

OTHER INCOME (EXPENSE):
  Interest expense (Note 7)             (11,517)        (3,209)        (1,456)
  Other, net                                390            384            523

                                        (11,127)        (2,825)          (933)

         Income before extraordinary
              item and provision
              for income taxes            4,411         22,399         18,801

PROVISION FOR INCOME TAXES (Note 11)      1,858          8,723          7,397

         Income before
              extraordinary item          2,553         13,676         11,404

EXTRAORDINARY ITEM, net of income
  tax benefit of $120,000 in 1995 (Note 7)  -             (190)           -

         Net income                      $2,553        $13,486        $11,404

INCOME PER SHARE OF COMMON STOCK
   (Note 8):
         Before extraordinary item         $.50          $1.99          $1.55
         Extraordinary item                -              (.03)           -

              Net income                   $.50          $1.96          $1.55

The accompanying notes to financial statements are an integral part of these statements.



                                                             AEP INDUSTRIES INC.
                                                             -------------------

                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               -----------------------------------------------

                                             FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                                             ---------------------------------------------------
                                                               (in thousands)

                                                                                                             Net
                                                                               Additional   Cumulative     Unrealized
                                         Common   Stock     Treasury  Stock     Paid-in     Translation    Investment   Retained
                                       --------------------------------------
                                         Shares   Amount    Shares    Amount    Capital      Adjustment      Gain       Earnings
----------------------------------------------------------------------------------------------------------------------------------
 BALANCES AT OCTOBER 31,1993              7,317   $  73                         $  6,677                                $  43,866
   Issuance of common stock upon
      exercise of stock options(Note 8)      39       1                              215
   Issuance of common stock pursuant
      to stock purchase plan (Note 8)        12                                      117
   Net income                                                                                                              11,404
   Cash dividends                                                                                                            (564)

----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT OCTOBER 31, 1994              7,368      74                            7,009                                   54,706
   Issuance of common stock upon
      exercise of stock options(Note 8)      62                              470
   Issuance of common stock pursuant
       to stock purchase plan (Note 8)       10                                       66
   Net income                                                                                                              13,486
   Cash dividends                                                                                                            (637)
    Purchase of treasury stock (Note 8)                     2,633   $ (58,304)
    Other                                    (3)                                     (62)

----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT OCTOBER 31, 1995              7,437      74     2,633     (58,304)     7,483                                   67,555
   Issuance of common stock upon
      exercise of stock options(Note 8)      66       1                              308
   Issuance of common stock pursuant
      to stock purchase plan (Note 8)        15                                      285
   Issuance of common stock pursuant
      to  acquisition of Borden Global
      Packaging (Note 8)                  2,413      24                           79,976
   Net income                                                                                                               2,553
   Purchase of treasury stock (Note 8)                        168      (3,838)
   Translation adjustments                                                                    $ (1,283)
   Net unrealized investment gain                                                                            $  299

----------------------------------------------------------------------------------------------------------------------------------
 BALANCES AT OCTOBER 31, 1996             9,931   $  99     2,801    $(62,142)  $ 88,052      $ (1,283)      $  299     $  70,108
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

         The accompanying notes to financial statements are an integral part of these statements.



                                              AEP INDUSTRIES INC.
                                              -------------------

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------

                              FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                              ---------------------------------------------------
                                                (in thousands)

                                                                1996           1995           1994
                                                            ------------   ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $2,553        $13,486        $11,404
  Adjustments to reconcile net income to
  net cash provided by operating activities-
  Depreciation and amortization                                   12,534          9,822          8,280
  Provision for losses on accounts receivable                        527            500            865
    Changes in operating assets and liabilities, net of
       acquisition of business
   (Increase) in accounts receivable                              (4,383)        (2,750)        (6,016)
   (Increase) decrease in inventories                              4,393         (2,323)        (5,432)
   (Increase) decrease in other current assets                    (1,573)          (684)           149
   (Increase) decrease in other assets                            11,332         (2,531)            22
  Increase (decrease) in accounts payable                         (8,576)         6,047         12,071
  Increase (decrease)  in accrued expenses                        (9,739)          (167)         1,088
   (Increase) decrease in deferred income taxes, net                 288          1,190          1,282
                                                             -----------    -----------    -----------

            Net cash provided by operating
             activities                                            7,356         22,590         23,713
                                                             -----------    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of Borden Global Packaging, net of
cash acquired                                                   (254,939)          -              -
  Capital expenditures                                           (14,040)       (28,402)       (28,007)
  Sales and retirements of property,
  plant and equipment, net                                            14             20            586
  Purchases of marketable securities                                 (53)          -            (4,483)
  Sales of marketable securities                                      -           1,925          4,845
                                                             -----------    -----------    -----------

            Net cash used in investing activities               (269,018)       (26,457)       (27,059)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
  long-term credit facilities                                      9,357         (2,500)         3,500
  Issuance of long-term debt                                     370,300         92,964             -
  Net repayments on long-term debt                              (101,710)       (28,059)          (159)
  Proceeds from issuance of common stock                             594            474            332
  Purchase of treasury stock                                      (3,838)       (58,304)           -
  Payment of cash dividends                                           -            (637)          (564)
                                                             -----------    -----------    -----------

            Net cash provided by financing
             activities                                          274,703          3,938          3,109

                                                             -----------    -----------    -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                          (1,283)          -               -
                                                             -----------    -----------    -----------

            Net increase (decrease) in cash                       11,758             71           (237)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                  329            258            495
                                                             -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $12,087           $329           $258
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for-
    Interest                                                      $7,546         $3,273         $1,526
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------
    Income taxes                                                  $3,990         $7,101         $6,283
                                                             -----------    -----------    -----------
                                                             -----------    ----------------------


  The accompanying notes to financial statements are an integral part of these statements.

                                 AEP INDUSTRIES INC.


                            NOTES TO FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION:

       AEP Industries Inc. (the "Company") is an international manufacturer of a wide range of plastic film products and rigid packaging materials. The Company's products are used in a number of industrial, commercial, food and agricultural applications and are sold worldwide, including North America, Western Europe and the Asia/Pacific regions.


(2) SIGNIFICANT ACCOUNTING POLICIES:


       PRINCIPLES OF CONSOLIDATION -

         The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

       REVENUE RECOGNITION -

         Revenues are recognized when products are shipped.

       CASH AND CASH EQUIVALENTS -

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

       MARKETABLE SECURITIES -

       At October 31, 1995 and 1996, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, marketable securities classified as available-for-sale securities are carried at fair market value with unrealized gains and losses excluded from income and recorded, net of income tax, as a separate component of shareholders' equity. The Company has no securities classified as trading or held-to-maturity.

       Gains and losses on investment transactions are recognized when realized based on trade dates. Dividends are recorded in income based on payment dates. Interest is recognized when earned.

       USE OF ESTIMATES -

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


       PROPERTY, PLANT AND EQUIPMENT -

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

       FOREIGN CURRENCY TRANSLATION -

         Financial statements of international subsidiaries are translated
         into U.S. dollars using the   exchange rate at each balance sheet
         date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. The related translation adjustments are recorded as a separate component of shareholders' equity.

       RESEARCH AND DEVELOPMENT COSTS -

         Research and development costs are charged to expense as incurred. Approximately $635,000, $698,000 and $374,000 for 1996, 1995 and 1994, respectively, was incurred for such research and development.

       INCOME TAXES -

         Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes." Under SFAS 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

         The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

       DERIVATIVES -

         Derivative financial instruments are utilized by the Company to reduce interest rate and foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

       FOREIGN EXCHANGE CONTRACTS  -

         Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in shareholders' equity as cumulative translation adjustments. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.

       INTANGIBLES -

         Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities (Note 3), is being amortized on a straight line basis over the period of expected benefit of thirty (30) years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or rendered the goodwill not recoverable. If such circumstances arise, the Company uses an estimate of the related business' after-tax income contribution on a discounted basis to determine whether the goodwill is recoverable.

         Other intangibles include patents and trademarks. These are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the legal or estimated useful lives of the assets, not to exceed seventeen (17) years.

       DEBT ISSUANCE COSTS -

         The costs of approximately $3,697,000 related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the debt and are recorded in other current and non-current assets.

       FAIR VALUE OF FINANCIAL INSTRUMENTS -

         Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt is discussed in Note 7.

       CONCENTRATION OF CREDIT RISK -

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and financial instruments used in hedging activities.

         The Company places its cash equivalents and short-term investments with high-quality-credit institutions and limits the amount of credit exposure with any one financial institution.

         The Company sells its products to a large number of geographically diverse customers, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         The counterparties to the agreements relating to the Company's foreign exchange and interest rate instruments consist of a number of major, high-quality-credit international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company continually monitors the credit ratings of such counterparties, and limits the financial exposure and the amount of agreements entered into with any one institution.

       NET INCOME PER SHARE OF COMMON STOCK -

         Net income per share of common stock is calculated using the weighted average number of shares of common stock and (where dilutive) common stock equivalents (options) outstanding during the period. The number of shares used in the per share computations was 5,077,725 in 1996, 6,883,306 in 1995, and
         7,347,341 in 1994.

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

       LONG-LIVED ASSETS -

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of' ("SFAS No. 121"). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

       RECLASSIFICATIONS -

         Certain prior year amounts have been reclassified in order to conform with the 1996 presentation.

(3) ACQUISITION OF BUSINESS

    On October 11, 1996, the Company acquired the Global Packaging Business ("BGP") of Borden, Inc. for a combination of cash and shares of Company common stock, $.01 par value. The cash portion of the purchase price was $263,000,000, subject to adjustment under certain circumstances, and the stock portion of the purchase price totaled $80 million and consisted of 2,412,818 shares valued at $33.15625 per share, representing the average market share price at the time the acquisition was agreed to and announced. The cash portion of the purchase price was financed through bank debt.

    The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Fair value has been based on preliminary estimates and therefore, the purchase price allocation may be revised. Included in accrued expenses are approximately $14 million of additional acquisition costs (Note 6). The acquisition resulted in goodwill of approximately $20 million which is being amortized on a straight line basis over thirty years.

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and BGP as if the acquisition had occurred at November 1, 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

(IN THOUSANDS, EXCEPT
    PER SHARE AMOUNTS)         OCTOBER 31, 1996            OCTOBER 31, 1995
                               ----------------            ----------------

       Net Sales                   $832,825                    $871,897
       Operating Income              36,086                      50,395
       Net Income                     8,853                      15,364
       Earnings per Share             $1.20                       $1.65

    These pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of the operations which actually would have resulted had the combination been in effect on November 1, 1994 and 1995 or of the future results of operations of the Company.


(4) INVENTORIES:

    Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following-


                                                      October 31,
                                               -------------------------
                                                 1996           1995
                                               ---------     -----------
       (IN THOUSANDS)
       Raw materials                             $34,299        $8,010
       Finished goods                             72,942        11,380
       Supplies                                    2,689           631
                                               ----------    -----------
                                                 109,930        20,021
       Less:  Inventory Reserve                    2,267           -
                                               ----------    -----------

       Total Inventories, net                   $107,663       $20,021
                                               ----------    -----------
                                               ----------    -----------

    The last-in, first-out (LIFO) method was used for determining the cost of approximately 44% of total inventories at October 31, 1996 and substantially all raw materials and finished goods inventory at
    October 31, 1995.   Inventories would have been increased by
    $9,358,000  and $2,320,000 at October 31, 1996 and 1995, respectively, if the FIFO method had been used exclusively. Due to the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(5) PROPERTY, PLANT AND EQUIPMENT:

    A summary of the components of property, plant and equipment and their estimated useful lives is as follows-


                                       October 31,         Estimated
                               -------------------------
    (IN THOUSANDS)                 1996         1995       Useful Lives
                               ------------  -----------  ----------------

Land                              $13,983        $3,017
Building                           85,233        20,246    15 to 31.5 years
Machinery and equipment           347,916        93,736    3 to 9 years
Furniture and fixtures              6,304         3,954    9 years
Leasehold improvements              2,521         1,896    6 to 25 years
Motor Vehicles                      7,075         1,895    3 years
Construction in progress           13,873        18,338
                               ------------- -----------
                                  476,905       143,082
Less- Accumulated depreciation
    and amortization              151,634        52,838
                               -------------  ----------
                                 $325,271       $90,244
                               -------------  ----------
                               -------------  ----------

    Maintenance and repairs expense was $1,845,000, $2,283,000 and $2,045,000 for the years ended October 31, 1996, 1995 and 1994, respectively.


(6) ACCRUED EXPENSES

    At October 31, 1996 and 1995 accrued expenses consisted of the following-


    (IN THOUSANDS)                               1996                1995
                                             ------------        ------------

    Payroll and employee benefits                $14,786             $1,780
    Interest                                       1,208                633
    Taxes (other than income)                      6,673                -
    Acquisition Related:
    Severance                                      7,800                -
    Professional Fees                              2,200                -
    Relocation of machinery and equipment          2,800                -
    Other                                          1,527                -
    Other                                         18,560              1,621
                                             ------------        ------------

                                                 $55,554             $4,034
                                             ------------        ------------
                                             ------------        ------------

(7)  DEBT:

    A summary of the components of debt is as follows-


                                                       October 31,
                                             ---------------------------------
    (IN THOUSANDS)                               1996                1995
                                             ------------      ---------------
    Term loan facility                           350,000   (a)      $85,000  (d)
    Revolving credit facility                     10,000   (a)        1,000  (d)
    Pennsylvania Industrial Loans                  5,196   (b)          -
    Foreign bank borrowings                       12,349   (c)          -
                                             -------------     ---------------
        Total Debt                               377,545             86,000
    Less- Current portion                         52,107              3,477
                                             -------------     ---------------
    Long-Term Debt                              $325,438            $82,523
                                             -------------     ---------------
                                             -------------     ---------------

  (a) On October 11, 1996, to facilitate the acquisition of BGP, the Company entered into a long term credit agreement with a consortium of banks arranged by Morgan Guaranty Trust Company of New York.
       The agreement provides the Company with two credit facilities consisting of (1) a six year amortizing term loan facility in the amount of $350,000,000 and (2) a six year revolving credit facility in the amount of $100,000,000. The Company borrowed under the agreement: (1) a $5,000,000 prime rate loan at 8.25% (this was repaid prior to October 31, 1996); (2) $10,000,000 under the revolving credit facility; and (3) $350,000,000 term loan with installment payments of $10,000,000 due quarterly in 1997 and increasing amounts thereafter. The interest rates under the term loan facility and the revolving credit facility will be, at the option of the Company, at the U.S. prime rate or the London Interbank Offered Rate (LIBOR) plus defined basis points. At October 31, 1996 the interest rates ranged from 5.8875% to 6.075%. Concurrent with the above, the Company repaid its prior credit facilities totaling $95,356,869.

       The new credit facilities contain certain customary representations, warranties, covenants and conditions such as, but not limited to, maximum cash flow ratio, minimum fixed charge coverage ratio and restrictions on dividends, mergers, investments, asset sales and additional indebtedness.

  (b) During 1996, the Company entered into the following financing arrangements in connection with the construction of the Wright Township, Pennsylvania manufacturing facility:
            $1,600,000 fifteen year fixed rate 2% loan due on August 1, 2011; $3,300,000 fifteen year fixed rate 2% loan due on July 1, 2011;
            $  400,000 seven year fixed rate 2% loan due on July 1, 2003.
       The Company has repaid approximately $100,000 of these borrowings during 1996.

  (c) This amount consists of short term foreign bank borrowings at an average interest rate of approximately 6.1% and long term debt of $615,000. The long term debt is held in Italy and South Africa with average interest rates of 12.36% and 18.59%, respectively.

  (d) In August 1995, the Company entered into a long-term credit facility agreement with a consortium of banks. The agreement provided the Company with two credit facilities consisting of (1) a seven-year amortizing term loan in the amount of $92,964,000 with the first quarterly installment due in January 1996 and (2) a three year revolving credit facility in an amount up to $30,000,000 maturing in July 1998. The interest rates under the term loan facility and the revolving credit facility were, at the option of the Company, at the prime rate or London Interbank Offered Rate, plus defined basis points. During the fourth fiscal quarter of 1995 the Company prepaid $7,964,000 of the term loan principal and as of October 31, 1995 there was $85,000,000 ($80,000,000 at an effective interest rate of 8.38% and $5,000,000 at an effective interest rate of 10.0%) and $1,000,000 (at an effective interest rate of 10.0%) outstanding under the term loan and revolving credit facilities, respectively. The proceeds borrowed under the credit facility were used to repay and retire the $20,000,000 outstanding principal, accrued interest and prepayment penalties on the 6.59% Senior Notes due May 2003 and outstanding balances under the long-term revolving credit agreement the Company entered into during 1993. The prepayment penalties resulted in an extraordinary charge of $190,000 (net of income tax benefit of $120,000). The remaining balance of the proceeds borrowed were used to acquire 2,633,000 shares of the Company's common stock in August and September 1995. The Company repaid these borrowings with proceeds from the facilities described in (a) above.

  Payments required on long-term debt during each of the next five years are as follows-

  (IN THOUSANDS)
       1997                                           $52,107
       1998                                            50,568
       1999                                            60,532
       2000                                            60,378
       2001                                            70,384
       Thereafter                                      83,576
                                                   --------------
                                                     $377,545
                                                   --------------
                                                   --------------

  The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company believes that the stated values represent the estimated fair values of the Company's debt instruments.


(8)    SHAREHOLDERS' EQUITY:

  On October 11, 1996, in connection with the acquisition of BGP (as discussed in Note 3), the Company issued 2,412,818 shares of the Company's common stock at a price of $33.15625 per share or a total of $80,000,000.

  In August 1995, the Company executed a stock purchase agreement with J. Brendan Barba, the Chairman of the Board, President and Chief Executive Officer of the Company under which the Company purchased and placed into treasury 1,550,000 shares of the Company's stock owned by Mr. Barba at $21.04 per share. Pursuant to a Self Tender offering commencing in August 1995 to its shareholders, the Company purchased and placed into treasury during 1996 and 1995 168,000 and 1,083,000 shares, respectively, of the Company's stock at $22.75 per share. The purchases of treasury stock were accounted for under the cost method.

  The Company's Board of Directors may direct the issuance of the Company's $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

  In April 1995, the shareholders of the Company approved the Company's 1995 Stock Option Plan and the 1995 Employee Stock Purchase Plan, previously adopted by the Board of Directors.

  The 1995 Stock Option Plan ("1995 Option Plan") has reserved 500,000 shares of Common Stock for the granting of options to key employees of the Company, including directors and officers. The 1995 Option Plan became effective January 1, 1995, and will terminate December 31, 2004. The 1995 Option Plan, provides for the grant of incentive stock options which may be exercised over a period of ten years, issuance of SARS, restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. The options granted to outside directors are exercisable over ten years from date of grant and in no event can the option price be lower than the fair market value of the common stock at the date of grant. The Stock Option Committee is made up entirely of outside directors who administer the 1995 Option Plan and will receive a fixed annual grant of 1,000 options. During 1996, 2,000 options under the 1995 Option Plan were canceled. As of October 31, 1996 and 1995, 171,000 and 498,000 options respectively, are available for grant.

  The 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") became effective July 1, 1995 and will terminate June 30, 2005. The 1995 Purchase Plan has an aggregate of 300,000 shares of common stock which has been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last day of each six-month offering period. As of October 31, 1996 and 1995, 15,176 and 0 shares respectively, had been issued under the 1995 Purchase Plan.

  In November 1985, the Board of Directors and the shareholders of the Company adopted the Company's 1985 Stock Option Plan (the "1985 Option Plan") and 1985 Employee Stock Purchase Plan (the "1985 Purchase Plan").

  Under the 1985 Option Plan, 772,500 options were granted to key employees
  of the Company, including directors and officers.   At October 31, 1996 and
  1995, 79,075 and 265,500 options, respectively, have been exercised and 420,425 and 507,000 options, respectively, are outstanding. During 1996,
  7,500 options under the 1985 Option Plan were canceled.   The 1985 Option
  Plan expired on October 31, 1995.

  Under the 1985 Purchase Plan, an aggregate of 187,500 shares of common stock were made available for purchase through December 31, 1995. As of October 31, 1995, 139,063 shares had been issued under the Purchase Plan and 48,437 shares which were available for purchase through December 31, 1995, have expired as of October 31, 1996.

Transactions under the Option Plans are as follows-

                                                             Option
                                            Number           Price
                                          of Shares        Per Share
                                         ------------    --------------

Outstanding at October 31, 1994             320,725        $2.22-18.75
  Granted                                   276,750        17.25-23.13
  Exercised                                 (62,175)        2.22-18.13
  Terminated                                (26,300)        5.66-18.75
                                           -----------    --------------

Outstanding at October 31, 1995             509,000        $5.09-23.13
  Granted                                   329,000       $23.75-51.15
  Exercised                                 (79,075)       $5.66-18.75
  Terminated                                 (9,500)       $5.66-24.93
                                           -----------    --------------
Outstanding at October 31, 1996             749,425        $5.09-51.15
                                           -----------    --------------
                                           -----------    --------------



Transactions under the Purchase Plans are as follows-


                                  Number of      Number of        Purchase
                                    Shares        Shares            Price
                                  1995 Plan      1985 Plan        Per Share
                                  ----------     ---------        ---------

  Available at October 31, 1994                    58,282
  Purchased                                        (9,845)       $14.13-14.24
                                                ------------
  Available at October 31, 1995    300,000         48,437
    Expired                                       (48,437)
  Purchased                        (15,176)                         $18.12
                                  ----------    ------------
  Available October 31, 1996       284,824            -
                                  ----------    ------------
                                  ----------    ------------


  SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes permissible methods for valuing compensation attributable to stock options and is effective for the fiscal year beginning November 1, 1996. The Company expects to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and provide the required pro forma disclosures. The Company does not expect that adoption of this standard will have a material effect on its financial position or results of operations.


(9) PENSIONS AND RETIREMENT SAVINGS PLAN

    Effective January 1, 1996, the Company amended its 401(k) savings plan to become a 401(k) Savings and Employee Stock Ownership Plan (the "Plan"). Employees of the Company who have completed one year of service and are over the age of 21 (with the exception of those employees covered by a collective bargaining agreement) may participate. The Plan shall be primarily invested in the common stock of the Company. The Company will use shares currently held in treasury for contributions to the Plan.

    The Company will make a contribution of the Company's common stock equal to 1% of a participant's compensation for the plan year. In addition, the Company will match 75% of a participant's contribution up to 4% of the participant's compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's stock will be valued for the first ten business days of the month of February following the close of any Plan year. No shares were issued in 1996. The Company has expensed approximately $814,000 in 1996 related to this Plan.

    Under the Company's previous 401(k) savings plan, the Company matched 25% of eligible employee contributions up to 6% of compensation. Costs charged to expense relating to this plan were $166,000 and $170,000 for the years ended October 31, 1995 and 1994, respectively.

    Employee pension benefits are provided under the Borden foreign pension plans to which the Company will continue to contribute. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

    The following table presents a reconciliation of the status of the foreign pension plans to accrued pension liability:

(in thousands)                                   October 31,
                                                    1996
                                                    ----

    Vested benefit obligation                    $(20,907)
    Accumulated benefit obligation                (22,621)
    Projected benefit obligation                  (27,512)
    Plan assets at fair value                      20,794
    Plan assets less than projected
        benefit obligation                       $ (6,718)

    The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 1996 were as follows:

    Discount Rate                 7.5%
    Salary Progression Rate       4.1%
    Long term Rate of Return      8.4%

(10)     INVESTMENT IN JOINT VENTURE

    In connection with the acquisition of BGP, the Company acquired for $15 million, fifty percent of Borden Hitachi, a joint venture with Hitachi. The joint venture manufactures pallet-wrap and polyvinyl chloride ("PVC") food films for the Japanese industrial, institutional and consumer markets.

    The investment is being accounted for using the equity method of accounting. The investment account has been increased for income of the joint venture during the period October 12 to October 31, 1996, totaling $28,000, which is included in other income.

(11)     INCOME TAXES:

    The provision for income taxes is summarized as follows-


                                            Year Ended October 31,
                                     ----------------------------------------
(IN THOUSANDS)                          1996          1995           1994
                                     ----------   ------------- -------------
Current
    Federal                              $976         $6,176         $5,041
   State and Local                        416          1,357          1,074
    Foreign                               178            -              -
                                     ----------   ------------- -------------

                                        1,570          7,533          6,115
                                     ----------   ------------- -------------
Deferred:
    Federal and State                    $728         $1,190         $1,282
    Foreign                              (440)           -              -
                                     ----------   ------------- -------------

                                          288          1,190          1,282

                                     ----------   ------------- -------------
Total provision for income taxes       $1,858         $8,723         $7,397
                                     ----------   ------------- -------------
                                     ----------   ------------- -------------

The Company has not provided for federal income taxes on the unremitted earnings of its international operations that have been, or are intended to be, reinvested indefinitely.

The tax effects of significant temporary differences which comprise the deferred tax assets (liabilities) at October 31, 1996 and 1995 are as follows-


(IN THOUSANDS)                                        1996           1995
                                                  ------------   ------------

Deferred tax asset-
  Bad debt expense                                      $389           $390
  Relocation expense                                     -              265
  Unicap adjustment                                      189            176
  Alternative minimum tax                              1,048             -
  Other                                                    7             15
                                                  ------------   ------------

                                                      $1,633           $846
                                                  ------------   ------------
                                                  ------------   ------------
Deferred tax liability, net
    Domestic - Depreciation                         $(10,348)       $(8,767)
    Foreign - Depreciation                            (9,459)           -
             Pension                                  (1,789)           -
             Employee benefits                           286            -
             Vacation                                    287            -
             Loss carryforwards                          512            -
             Other, net                                  135            -
                                                  ------------   ------------
                                                    $(20,376)       $(8,767)
                                                  ------------   ------------
                                                  ------------   ------------

A reconciliation of the provision for taxes on income before extraordinary item to that which would be computed at the statutory rate of 34%, 35% and 35% in 1996, 1995 and 1994, respectively is as follows-

                                             Year Ended October 31,
                                     ---------------------------------------
(IN THOUSANDS)                           1996           1995           1994
                                     ----------    -----------   -----------

Provision at statutory rate             $1,500         $7,840        $6,580
State tax provision, net
  of Federal tax benefit                   275            882           698
Non U.S. operations taxed at rates
   lower than U.S Federal statutory
     rate                                  (73)         -             -
Other, net                                 156              1           119
                                     ----------    -----------   -----------
                                        $1,858         $8,723        $7,397
                                     ----------    -----------   -----------
                                     ----------    -----------   -----------

(12)     LEASE COMMITMENTS:

  The Company has lease agreements for several of its facilities and certain transportation equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $2,366,000, $2,617,000 and $2,221,000 for 1996, 1995 and 1994, respectively.

  Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of minor sublease rentals, is as follows-


       (IN THOUSANDS)
              1997                     $6,199
              1998                      4,832
              1999                      3,860
              2000                      2,988
              2001                      2,441
              Thereafter               10,821
                                    -----------
                                      $31,141
                                    -----------
                                    -----------

(13)      COMMITMENTS AND CONTINGENCIES

  Employment Contracts -
  On October 11, 1996, the Company entered into employment agreements with the Chairman of the Board , President and Chief Executive Officer and with the Executive Vice President of the Company. Each contract has a term of five years with a base salary of $500,000 for the Chairman and $240,000 for the Executive Vice President. The employment agreements provide that each individual may be terminated without cause prior to the expiration of the agreement, and in such case, each person would be entitled to severance payments equal to two times the sum of the annual base salary then in effect plus the bonus earned for the immediate preceding year, payable over a two year period.

  Claims and Lawsuits -
  The Company and its subsidiaries are subject to claims and lawsuits which arise in the ordinary course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company's financial position or results of operations.

(14)     QUARTERLY FINANCIAL DATA (UNAUDITED):




(IN THOUSANDS, EXCEPT PER SHARE DATA)  January 31,    April 30,      July 31,       October 31,
                                       ----------     ---------      --------       -----------

1996
----
Net sales                                 $54,770          $55,821        $63,907        $96,036
Gross profit                               16,235           15,097         15,619         12,819
Net income(loss)                            3,205            2,464          2,305         (5,421)
                                       ----------     ------------   ------------    ------------

  Net income (loss) per share of
    common stock                            $0.64            $0.50          $0.47         ($1.03)
                                       ----------     ------------   ------------   -------------
                                       ----------     ------------   ------------   -------------


1995
----

Net sales                                 $58,687          $58,347        $64,218        $61,634
Gross profit                               16,136           12,709         14,078         17,450
Net income                                  4,059            2,874          3,003          3,550
Income per share of common stock-
  Before extraordinary item                  $.55             $.39           $.41           $.70
  Extraordinary item                            0                0              0           (.04)
                                       ----------     ------------   ------------   -------------
                                       ----------     ------------   ------------   -------------

  Net income per share of
    common stock                             $.55             $.39           $.41           $.66
                                       ----------     ------------   ------------   -------------
                                       ----------     ------------   ------------   -------------



Earnings per share are computed independently for each of the quarters presented.

                                  POWER OF ATTORNEY

     The registrant and each person whose signature appears below hereby appoint
J. Brendan Barba and Paul M. Feeney as attorneys-in-fact with full power of substitution, severally, and to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 28, 1997                AEP INDUSTRIES INC.


                                        By:  /s/ J. Brendan Barba
                                             -------------------------------
                                             J. Brendan Barba
                                             Chairman of the Board, President
                                             and Principal Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 28, 1997                AEP INDUSTRIES INC.


                                        By:  /s/ J. Brendan Barba
                                             -------------------------------
                                             J. Brendan Barba
                                             Chairman of the Board, President
                                             and Principal Executive Officer

Dated:  January 28, 1997

                                        By:  /s/ Paul M. Feeney
                                             -------------------------------
                                             Paul M. Feeney
                                             Executive Vice President,
                                             Principal Financial  Officer and
                                             Director

Dated:  January 28, 1997

                                        By:  /s/ Lawrence R. Noll
                                             -------------------------------
                                             Lawrence R. Noll
                                             Controller, Principal Accounting
                                             Officer and Director

Dated:  January 28, 1997

                                        By:  /s/ Kenneth Avia
                                             -------------------------------

                                             Kenneth Avia
                                             Director

Dated:  January 28, 1997

                                        By:  /s/ William Carter

                                             --------------------------------

                                             William Carter
                                             Director

Dated:  January 28, 1997

                                        By:  /s/ Paul E. Gelbard
                                             --------------------------------

                                             Paul E. Gelbard
                                             Director

Dated:  January 28, 1997

                                        By:  /s/ C. Robert Kidder
                                             --------------------------------

                                             C. Robert Kidder
                                             Director

Dated:  January 28, 1997

                                        By:  /s/ Clifton S. Robins
                                             --------------------------------

                                             Clifton S. Robins
                                             Director

Dated:  January 28, 1997

                                        By:  /s/ Lee Stewart
                                             --------------------------------

                                             Lee Stewart
                                             Director

Dated:  January 28, 1997

                                        By:  /s/ Scott A. Stuart
                                             --------------------------------

                                             Scott A. Stuart
                                             Director

                                 AEP INDUSTRIES INC.


                        INDEX TO FINANCIAL STATEMENT SCHEDULES



SCHEDULES:

    II --     Valuation and Qualifying Accounts







Schedules other than those listed above have been omitted either because the equired information is contained in the financial statements or notes thereto or because such schedules are not required or applicable.


                                                                                                           SCHEDULE II



                                                             AEP INDUSTRIES INC.
                                                             -------------------

                                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                              ------------------------------------------------

                                                 FOR THE THREE YEARS ENDED OCTOBER 31, 1996
                                                 ------------------------------------------
                                                               (in thousands)




                                                           Additions
                                            Balance at     Charged        Deductions                         Balance
                                            Beginning         to            From                             at End
                                            of Year        Earnings       Reserves            Other          of Year
                                          -------------   -------------  -----------       -----------    ------------

YEAR ENDED
  OCTOBER 31, 1996:
    Allowance for doubtful
         accounts                           $1,421           $527              $390            $3,958   A.     $5,516
                                       -------------   -------------      -----------      -----------    ------------
                                       -------------   -------------      -----------      -----------    ------------
        Inventory                           $    0           $253              $ -             $2,014   A.     $2,267
                                       -------------   -------------      -----------      -----------    ------------
                                       -------------   -------------      -----------      -----------    ------------

YEAR ENDED
  OCTOBER 31, 1995:
    Allowance for doubtful
         accounts                           $1,498           $500              $577            $    0          $1,421
                                       -------------   -------------      -----------      -----------    ------------
                                       -------------   -------------      -----------      -----------    ------------

YEAR ENDED
  OCTOBER 31, 1994:
    Allowance for doubtful
         accounts                           $1,614           $865              $981            $    0          $1,498
                                       -------------   -------------      -----------      -----------    ------------
                                       -------------   -------------      -----------      -----------    ------------


Note A:   Amounts were obtained through the purchase of Borden Global Packaging.

                                  INDEX TO EXHIBITS

  EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT                            PAGE

3(a)(1)             Composite Certificate of Incorporation of the
                    Company as amended through May 3, 1995
3(a)(2)             Amendment to the Certificate of Incorporation of
                    the Company as filed May 3, 1995
3(b)                Amended and Restated By-Laws of the Company
                    (incorporated by reference to Exhibit 4 to
                    Registrant's report on Form 8-K, dated October 11,
                    1996)
10(a)               1985 Stock Option Plan of the Company
                    (incorporated by reference to Exhibit 10(mm) to
                    Amendment No. 2 to Registration Statement on Form
                    S-1 No. 33-2242)
10(b)               The Employee Profit Sharing and 401(k) Retirement
                    Plan and Trust as adopted March 3, 1993
                    (incorporated by reference to Exhibit 10(g) to
                    Registrant's Quarterly Report on Form 10-Q for the
                    period ended January 31, 1993)
10(c)               1995 Stock Option Plan of the Company
                    (incorporated by reference to Exhibit 4 to the
                    Registration Statement No. 33-58747 on Form S-8)
10(d)               1995 Employee Stock Purchase Plan of the
                    Company(incorporated by reference to Exhibit 4 to
                    the Registration Statement No. 33-58743 on Form
                    S-8)
10(e)               Lease dated as of March 20, 1990, between the
                    Company and Phillips and Huyler Assoc., L.P.
                    (incorporated by reference to Exhibit 10(aa) to
                    the Annual Report on Form 10-K for the year ended
                    October 31, 1990)
10(f)               Credit Agreement, dated as of October 11, 1996,
                    among the Company, the Morgan Guaranty Trust
                    Company, as Agent, and the banks party thereto
                    (incorporated by reference to Exhibit 3 to
                    Registrant's report on Form 8-K, dated October 11,
                    1996)
10(g)               Tender Offer to Purchase, dated as of August 10,
                    1995, (incorporated by reference to Exhibit (a)(1)
                    as filed on August 10, 1995, with Schedule 13E-4)
10(h)               Stock Purchase Agreement, dated as of August 2,
                    1995, between the Company and J. Brendan Barba
                    (incorporated by reference to Exhibit (c) as filed
                    on August 10, 1995 with Schedule 13E-4)
10(i)(1)            Purchase Agreement, dated as of June 20, 1996,
                    without exhibits, between the Company and Borden
                    Inc. (incorporated by reference to Exhibit C-1 to
                    Registrant's report on Form 8-K, dated June 20,
                    1996)
10(i)(2)            Amendment No. 1, dated as of October 11, 1996, to
                    the Purchase Agreement, dated as of June 20, 1996,
                    between the Company and Borden, Inc. (incorporated
                    by reference to Exhibit 1(b) to Registrant's
                    report on Form 8-K, dated October 11, 1996)
10(i)(3)            Combined Financial Statements of Borden Global
                    Packaging Operations as of December 31, 1995 and
                    1994 and for each of the three years in the period
                    ended December 31, 1995 (incorporated by reference
                    to Annex F to Registrant's Proxy Statement, dated
                    September 11, 1996)
10(j)(1)            Governance Agreement, dated as of June 20, 1996,
                    without exhibits, between the Company and Borden,
                    Inc. (incorporated by reference to Exhibit C-2 to
                    Registrant's report on Form 8-K, dated June 20,
                    1996)
10(j)(2)            Amendment No. 1, dated as of October 11, 1996, to
                    the Governance Agreement dated as of June 20,
                    1996, between the Company and Borden, Inc.
                    (incorporated by reference to Exhibit 2(b) to
                    Registrant's report on Form 8-K, dated October 11,
                    1996)
10(k)               Employment Agreement, dated as of October 11,
                    1996, between the Company and J. Brendan Barba
10(l)               Employment Agreement, dated as of October 11,
                    1996, between the Company and Paul M. Feeney
23                  Consent of Arthur Andersen LLP
24                  Power of Attorney (see "Power of Attorney" on
                    signature page)