Form 10-Q
period 1997-01-31
AEP INDUSTRIES INC
filed 1997-03-14
CIK 785787

                                          Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                               ______________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 1997

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

     YES      X                                                      NO
            ----                                                        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares
                                                        Outstanding At
    Class of Common Stock                             February 28, 1997

       $.01 Par Value                                      7,156,326

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                    JANUARY 31,     OCTOBER 31,
                                                                      1997             1996
                                                                 --------------   --------------
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................  $    9,756,000  $   12,081,000
  Marketable securities........................................        --             2,070,000
  Accounts receivable, less allowance of $5,040,000 in 1997
    and $5,516,000 in 1996 for doubtful accounts...............     103,167,000     108,487,000
  Inventories, net.............................................      95,570,000     102,245,000
  Net assets held for sale.....................................      16,105,000      18,300,000
  Other current assets.........................................      14,774,000      16,531,000
  Deferred income tax benefit..................................       1,172,000       1,633,000
                                                                  --------------  --------------
     Total current assets......................................     240,544,000     261,347,000
                                                                  --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $155,338,000 in 1997 and
  $151,634,000 in 1996.........................................     310,986,000     308,398,000
INTANGIBLE ASSETS..............................................      29,846,000      33,468,000
INVESTMENT IN JOINT VENTURE....................................      15,111,000      15,028,000
OTHER ASSETS...................................................      12,917,000      12,245,000
                                                                  --------------  --------------
     TOTAL ASSETS..............................................    $609,404,000    $630,486,000
                                                                  --------------  --------------
                                                                  --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt............................    $ 51,637,000    $ 51,375,000
  Accounts payable.............................................      70,163,000      82,131,000
  Accrued expenses.............................................      52,621,000      51,573,000
                                                                  --------------  --------------
     Total current liabilities.................................     174,421,000     185,079,000
LONG-TERM DEBT.................................................     321,402,000     325,438,000
OTHER LONG TERM LIABILITIES....................................       4,341,000       6,491,000
DEFERRED INCOME TAXES..........................................      17,944,000      18,345,000
                                                                  --------------  --------------
     Total liabilities.........................................     518,108,000     535,353,000
                                                                  --------------  --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares
    authorized; none outstanding...............................          --              --
  Common stock--$.01 par value, 20,000,000 shares authorized;
    9,951,726 and 9,931,303 shares, issued in 1997 and 1996,
    respectively...............................................          99,000          99,000
  Additional paid-in capital...................................      88,502,000      88,052,000
  Treasury stock--common stock; at cost, 2,801,000 shares......     (62,142,000)    (62,142,000)
  Retained earnings............................................      74,164,000      70,108,000
  Cumulative translation adjustment............................      (9,327,000)     (1,283,000)
  Net unrealized investment gain, net of taxes.................        --               299,000
                                                                  --------------  --------------
     Total shareholders' equity................................      91,296,000      95,133,000
                                                                  --------------  --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................    $609,404,000  $  630,486,000
                                                                  --------------  --------------
                                                                  --------------  --------------

    The accompanying notes to financial statements are an integral part of these balance sheets

                             AEP INDUSTRIES INC.
              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (Unaudited)

                                                                 FOR THE THREE MONTHS ENDED
                                                                         JANUARY 31,
                                                                -----------------------------
                                                                     1997           1996
                                                                --------------  -------------
NET SALES.....................................................  $  192,855,000  $  54,770,000

COST OF SALES.................................................     152,254,000     38,535,000
                                                                --------------  -------------
     Gross profit.............................................      40,601,000     16,235,000
                                                                --------------  -------------
OPERATING EXPENSES
  Delivery and warehousing....................................      10,698,000      4,355,000
  Selling.....................................................      11,031,000      3,372,000
  General and administrative..................................       8,434,000      1,419,000
                                                                --------------  -------------
      Total operating expenses................................      30,163,000      9,146,000
                                                                --------------  -------------
OTHER INCOME (EXPENSE):

  Interest expense, net.......................................      (6,421,000)    (1,989,000)
  Other, net..................................................         790,000        112,000
                                                                --------------  -------------
                                                                    (5,631,000)    (1,877,000)
                                                                --------------  -------------
     Income before provision for income taxes.................       4,807,000      5,212,000

PROVISION FOR INCOME TAXES....................................         751,000      2,007,000
                                                                --------------  -------------
    Net income................................................       4,056,000      3,205,000
Retained earnings, beginning of period........................      70,108,000     67,555,000
Retained earnings, end of period..............................  $   74,164,000  $  70,760,000
                                                                --------------  -------------
                                                                --------------  -------------
Net income per share of common stock..........................  $         0.54  $        0.64
                                                                --------------  -------------
                                                                --------------  -------------


The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         FOR THE THREE MONTHS
                                                           ENDED JANUARY 31,
                                                        ---------------------------
                                                             1997          1996
                                                           ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................      $ 4,056,000    $3,205,000
  Adjustments to reconcile net income to
  net cash provided by operating
  activities -
    Depreciation and amortization...................      10,426,000     2,728,000
    Provision for losses on accounts receivable.....         686,000       135,000
    Minority interest income...........................       83,000        --
    Decrease in accounts receivable....................    5,320,000     4,215,000
    Decrease (Increase) in inventories.................    6,675,000      (599,000)
    Decrease (Increase) in other current assets.......     1,757,000      (150,000)
    Decrease (Increase) in marketable securities.......    2,070,000       (53,000)
    Decrease in net assets held for sale...............    2,195,000         --
    Increase in other assets...........................     (672,000)      (41,000)
    Decrease in intangible assets......................    3,622,000        --
    (Decrease) in accounts payable.....................  (11,968,000)   (7,263,000)
    Increase in accrued expenses.......................    1,048,000     1,138,000
    (Decrease) in other long term liabilities..........   (2,150,000)        --
    Increase in deferred income taxes..................       60,000       266,000
                                                         -------------  -----------
        Net cash provided by operating activities......   23,208,000     3,581,000
                                                         -------------  -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.................................  (14,398,000)   (4,867,000)
  Sales and retirements of property, plant
    and equipment, net.................................    1,233,000        27,000
                                                         -------------  -----------
        Net cash used in investing activities..........  (13,165,000)   (4,840,000)
                                                         -------------  -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving credit
    facility...........................................   (3,000,000)    2,000,000
  Net repayments on long-term debt.....................     (774,000)     (869,000)
  Proceeds from issuance of common stock...............      450,000       154,000
                                                         -------------  -----------
        Net cash provided by (used in) financing
         activities....................................   (3,324,000)    1,285,000
                                                         -------------  -----------
EFFECTS OF EXCHANGE RATE CHANGES ON   CASH.............   (9,044,000)       --
NET (DECREASE) INCREASE IN CASH:.......................   (2,325,000)       26,000
CASH AT BEGINNING OF PERIOD:...........................   12,081,000       329,000
                                                         -------------  -----------
CASH AT END OF PERIOD:.................................  $ 9,756,000     $ 355,000
                                                         -------------  -----------
                                                         -------------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for--interest..............  $ 7,072,000     $1,796,000
                                                         -------------  -----------
Cash paid during the period for--income taxes..........  $    41,000     $    --
                                                         -------------  -----------

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

(2)  Net Income per Share of Common Stock

     Net income per share of common stock is calculated using the weighted average number of shares of common stock and (where dilutive) common stock equivalents (stock options) outstanding during the period. The number of shares used in such computation for the three months ended January 31, 1997, and 1996 were 7,499,503 and 4,982,367, respectively.

(3)  Inventories

     Inventories, stated at the lower of cost (last-in, first-out
     (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                 January 31, 1997     October 31, 1996
                                 ----------------     ----------------
       Raw Materials               $32,256,000          $ 31,867,000
       Finished Goods               60,911,000            69,808,000
       Supplies                      4,185,000             2,689,000
                                   ------------          ------------
                                    97,352,000           104,364,000

       Less: Inventory Reserve       1,782,000             2,119,000
                                   ------------          ------------
         Total Inventories, net    $95,570,000          $102,245,000
                                   ------------          ------------
                                   ------------          ------------


     The LIFO method was used for determining the cost of approximately 46% and 44% of total inventories at January 31, 1997 and October 31, 1996, respectively.

(4)  Pro forma

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the Global Packaging Business of Borden Inc. ("BGP"), acquired on October 11, 1996, as if the acquisition had occurred on November 1, 1995, with pro forma adjustment to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.



                                       For the three months ended
                                            January 31, 1996

     Net Sales                                $195,711,000
     Operating Income                           11,261,000
     Net Income                                  4,444,000
     Earnings per Share                       $   0.60,000



(5) Reclassifications

     Certain prior year amounts have been reclassified in order to conform with the 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On October 11, 1996, the Company acquired the Borden Global Packaging business(the "Acquisition"). This Acquisition was accounted for using the purchase method of accounting. As a result quarter to quarter comparisons between fiscal 1997 and fiscal 1996 are not meaningful due to the significant increase in the Company's size as a result of the Acquisition prior year amounts do not include the results of the Acquisition. A summary of unaudited pro forma consolidated results of the Company as if the Acquisition had occurred at November 1,1995, has been presented in Note 4 to the Consolidated Financial Statements for the Quarter Ended January 31, 1997.

Results of Operations

Net Sales and Gross Profit

Net sales for the first quarter ended January 31, 1997, were $192,855,000, an increase of $138,085,000 from the same period in the prior year. This increase in net sales is the result of the aforementioned Acquisition which resulted in increased net sales in North America of $53,766,000, in Europe of $64,824,000 and in Asia-Pacific of $19,495,000. The Company on a worldwide basis maintained its average unit selling prices and had a slight decrease in sales volume when compared to pro forma consolidated results for the same period in the prior year.

Gross profit for the first quarter of Fiscal 1997 amounted to $40,601,000 compared to $16,235,000 for the first quarter of Fiscal 1996. This increase in gross profit resulted from the Acquisition and consisted of increased gross profit in North America of $8,031,000, Europe of $12,739,000 and Asia-Pacific of $3,596,000. Even though there was an overall increase in gross profit for the period, the North America region absorbed additional manufacturing costs related to the underutilization of plant facilities, which can be directly related to the overall industry pressures in the pallet wrap business taken as a whole. The Company's plant utilization for North America was 68%, for Europe 88% and for Asia-Pacific was 84% during the current quarter.

Operating Expenses

Operating expenses for the three months ended January 31, 1997 were $30,163,000 as compared to $9,146,000 over the same period in the prior fiscal year. This increase of $21,017,000 in operating expenses can be attributed to the businesses acquired from Borden and the operating expenses associated with them..

Interest Expense

Interest expense for the three months ended January 31, 1997, amounted to $6,421,000, an increase of $4,432,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities in October 1996 and was used to finance a portion of the acquisition of the Borden business.

Other Income (Expense)

Other income for the three months ended January 31, 1997, amounted to $790,000. This amount includes $416,000 in gains from sale of securities and $148,000 foreign currency exchange gains realized during the period. Also included in other income were gains on sales of machinery and equipment and interest income earned for the period on corporate investments.

Liquidity and Capital Resources

The Company's working capital amounted to $66,123,000 at January 31, 1997, compared to $76,268,000 at October 31, 1996 after restated for net assets held for sale. This decrease of $10,145,000 in working capital is primarily attributable to net repayment of long term debt and the strengthening of the US dollar during the first quarter, thereby reducing the translation of working capital balances of foreign subsidiaries. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

On October 11, 1996, the Company entered into a Credit Agreement ( the "Credit Agreement") with Morgan Guaranty Trust Company, as Agent, and banks party thereto. The Credit Agreement provided the Company with two credit facilities, consisting of a term credit facility in the amount of $350,000 and a revolving credit facility for an amount up to $100,000,000.

As of January 31, 1997, there was $340,0000,000 and $7,000,000 outstanding under the term and credit facilities, respectively.

The Company's cash and cash equivalents decreased by $2,325,000 for the quarter ended January 31, 1997.

Cash flow from operating activities of $23,208,000 was offset by funds used in investing activities, primarily the net investment in capital expenditures of $13,165,000. The Company's cash flow was further decreased during the period by net repayments of long term debt of $3,774,000 and the effects of exchange rate changes on cash of $9,044,000, which resulted from the U.S. dollar significantly strengthening during the period and resulted in reducing the translation of working capital balances of foreign subsidiaries.

The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company's future capital requirements relate principally to purchasing new equipment, upgrading existing equipment and facilities, and promoting new and existing products. The Company believes that internally generated cash flow combined with the availability of funds under the Company's credit facility are sufficient to meet its normal and additional capital and debt requirements for the foreseeable future.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains "Forward Looking Statements" about the Company's prospects for the future such as its ability to generate sufficient working capital, its ability to continue to maintain sales and profits and the ability to generate sufficient funds to meet its cash requirements. Such statements are subject to certain risks and uncertainties which can cause actual results to differ materially from those projected, including availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the needs for the Company's products and price fluctuations which could adversely impact the Company's inventory. Parties are cautioned not to rely on any such forward looking beliefs or judgments in this section and in other parts of this quarterly report.

                                       SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AEP INDUSTRIES INC.




Date:         March 14, 1997        S/A J. Brendan Barba
                                    -----------------------
                                     J. Brendan Barba
                                     Chairman of the Board,
                                     President and Chief
                                     Executive Officer


Date:         March 14, 1997         S/A Paul M. Feeney
                                     ------------------------
                                     Paul M. Feeney
                                     Executive Vice
                                     President-Finance
                                     Principal Financial and
                                     Accounting Officer

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


           (b) There were no current reports on Form 8-K filed during the quarter ended January 31, 1997.

                               INDEX TO EXHIBITS



Exhibit Number     Description of Exhibit
--------------     -------------------------------------------------------------

3(a)(1) Composite Certificate of Incorporation of the Company as amended through May 3, 1995 (incorporated by reference to Exhibit 3(a)(1) to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1995)

3(a)(2) Amendment to the Certificate of Incorporation of the Company as filed May 3, 1995 (incorporated by reference to Exhibit 3(a)(2) to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1995)

3(b)               Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 4 to Registrant's report on Form 8-K, dated
                   October 11, 1996)

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

10(c)              1995 Stock Option Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement No. 33-58747 on Form  S-8)


10(d) 1995 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement No.
                   33-58743 on Form S-8)

10(e) Lease dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P. (incorporated by reference to
                   Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended October 31, 1990)

10(f)              Credit Agreement dated as of October 11, 1996, among the
                   Company, the Morgan Guaranty Trust Company, as Agent, and the banks party thereto (incorporated by reference to Exhibit 3 to Registrant's report on Form 8-K, dated October 11, 1996)

10(g)              Tender Offer to Purchase, dated as of August 10, 1995,
                   (incorporated by reference to Exhibit(a)(1) as filed on August
                   10, 1995, with Schedule 13E-4)

10(h)              Stock Purchase Agreement dated as of August 2, 1995, between the
                   Company and J. Brendan Barba (incorporated by reference to
                   Exhibit(c) as filed on August 10, 1995 with Schedule 13E-4)

10(i)(1)           Purchase Agreement, dated as of June 20, 1996, without exhibits between the Company and Borden, Inc. (incorporated by reference to Exhibit C-1 to Registrant's report on Form 8-K, dated June 20, 1996)


10(i)(2)           Amendment No. 1, dated as of October 11, 1996, to the Purchase
                   Agreement, dated as of June 20, 1996, between the Company and Borden, Inc. (incorporated by reference to Exhibit 1(b) to
                   Registrant's report on Form 8-K dated October 11, 1996)


10(i)(3)           Combined Financial Statements of Borden Global Packaging
                   Operations as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 (incorporated by reference to Annex F to Registrant's Proxy Statement, dated
                   September 11, 1996)

10(j)(1) Governance Agreement, dated as of June 20, 1996, without exhibits, between the Company and Borden, Inc. (incorporated by reference to Exhibit C-2 to Registrant's report on Form 8-K, dated June 20, 1996)




10(j)(2)           Amendment No. 1, dated as of October 11, 1996, to the Governance
                   Agreement dated as of June 20,1996, between the Company and
                   Borden, Inc. (incorporated by reference to Exhibit 2(b) to
                   Registrant's report on Form 8-K, dated October 11, 1996)

10(k)              Employment Agreement, dated as of October 11, 1996, between the
                   Company and J. Brendan Barba (incorporated by reference to
                   Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the
                   year ended October 31, 1996)

10(l)              Employment Agreement, dated as of October 11, 1996, between the
                   Company and Paul M. Feeney (incorporated by reference to Exhibit
                   10(l) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996)

