Form 10-Q
period 1997-04-30
AEP INDUSTRIES INC
filed 1997-06-13
CIK 785787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-14450

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    NO [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                     SHARES OUTSTANDING
               CLASS OF COMMON STOCK                                   AT MAY 30, 1997
---------------------------------------------------  ---------------------------------------------------
                  $.01 Par Value                                          7,209,589

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                          APRIL 30,    OCTOBER 31,
                                                             1997          1996
                                                         ------------  ------------
                                                         (UNAUDITED)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................  $  4,411,000  $ 12,067,000
  Marketable securities................................       --          2,070,000
  Accounts receivable, less allowance of $4,958,000 in
    1997 and $4,217,000 in 1996 for doubtful
    accounts...........................................   103,551,000   104,302,000
  Inventories, net.....................................    86,288,000    94,336,000
  Net assets held for sale.............................    47,714,000    49,570,000
  Other current assets.................................    12,896,000    14,694,000
  Deferred federal income tax benefit..................     7,566,000     1,633,000
                                                         ------------  ------------
    Total current assets...............................   262,426,000   278,672,000
                                                         ------------  ------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization of
  $130,288,000 in 1997 and $120,725,000 in 1996........   291,378,000   290,316,000
                                                         ------------  ------------
INTANGIBLE ASSETS......................................    27,730,000    32,580,000
INVESTMENT IN JOINT VENTURE............................    15,176,000    15,028,000
OTHER ASSETS...........................................    11,021,000     9,313,000
                                                         ------------  ------------
    TOTAL ASSETS.......................................  $607,731,000  $625,909,000
                                                         ------------  ------------
                                                         ------------  ------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt....................  $ 78,311,000  $ 51,019,000
  Accounts payable.....................................    62,492,000    75,252,000
  Accrued expenses.....................................    52,954,000    56,451,000
                                                         ------------  ------------
    Total current liabilities..........................   193,757,000   182,722,000
LONG-TERM DEBT.........................................   295,917,000   325,438,000
OTHER LONG TERM LIABILITIES............................     4,077,000     7,041,000
DEFERRED FEDERAL INCOME TAXES..........................    15,785,000    15,575,000
                                                         ------------  ------------
    Total liabilities..................................   509,536,000   530,776,000
                                                         ------------  ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares
    authorized; none outstanding.......................       --            --
  Common stock--$.01 par value, 30,000,000 and
    20,000,000 shares authorized in 1997 and 1996,
    respectively; 9,960,926 and 9,931,303 shares issued
    and outstanding in 1997 and 1996, respectively.....       100,000        99,000
  Additional paid-in capital...........................    88,662,000    88,052,000
  Treasury stock--common stock; at cost, 2,801,000
    shares in 1997 and 1996............................   (62,142,000)  (62,142,000)
  Retained earnings....................................    76,155,000    70,108,000
  Cumulative translation adjustment....................    (4,580,000)   (1,283,000)
  Net unealized investment gain, net of taxes..........       --            299,000
                                                         ------------  ------------
    Total shareholders' equity.........................    98,195,000    95,133,000
                                                         ------------  ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........  $607,731,000  $625,909,000
                                                         ------------  ------------
                                                         ------------  ------------

  The accompanying notes to financial statements are an integral part of these balance sheets

                              AEP INDUSTRIES INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                   UNAUDITED

                                                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                             APRIL 30,                      APRIL 30,
                                                   -----------------------------  ------------------------------
                                                        1997           1996            1997            1996
                                                   --------------  -------------  --------------  --------------
NET SALES........................................  $  190,302,000  $  55,821,000  $  371,988,000  $  110,591,000
COST OF SALES....................................     151,237,000     40,724,000     293,448,000      79,259,000
                                                   --------------  -------------  --------------  --------------
    Gross profit.................................      39,065,000     15,097,000      78,540,000      31,332,000
                                                   --------------  -------------  --------------  --------------
OPERATING EXPENSES
  Delivery and Warehousing.......................      12,411,000      4,546,000      22,615,000       8,901,000
  Selling........................................      10,869,000      3,411,000      21,416,000       6,783,000
  General and Administrative.....................       7,190,000      1,314,000      14,944,000       2,733,000
                                                   --------------  -------------  --------------  --------------
    Total operating expenses.....................      30,470,000      9,271,000      58,975,000      18,417,000
                                                   --------------  -------------  --------------  --------------
                                                        8,595,000      5,826,000      19,565,000      12,915,000
                                                   --------------  -------------  --------------  --------------
OTHER INCOME (EXPENSE):
  Interest expense, net..........................      (6,452,000)    (1,848,000)    (13,030,000)     (3,837,000)
  Other, net.....................................       1,098,000         27,000       2,160,000         139,000
                                                   --------------  -------------  --------------  --------------
                                                       (5,354,000)    (1,821,000)    (10,870,000)     (3,698,000)
                                                   --------------  -------------  --------------  --------------
    Income before provision for income taxes.....       3,241,000      4,005,000       8,695,000       9,217,000
PROVISION FOR INCOME TAXES.......................       1,250,000      1,541,000       2,648,000       3,548,000
                                                   --------------  -------------  --------------  --------------
    Net income...................................       1,991,000      2,464,000       6,047,000       5,669,000
Retained earnings, beginning of period...........      74,164,000     70,760,000      70,108,000      67,555,000
Retained earnings, end of period.................  $   76,155,000  $  73,224,000  $   76,155,000  $   73,224,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
Net income per share of common stock.............  $         0.27  $        0.50  $         0.81  $         1.15
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                                                          FOR THE SIX MONTHS
                                                                                           ENDED APRIL 30,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................  $    6,047,000  $    5,669,000
  Adjustments to reconcile net income to net cash provided by operating activities--
      Depreciation and amortization...............................................      15,530,000       5,356,000
      Net (gain)/loss on sale of securities.......................................        (416,000)       --
      Net (gain)/loss on sale of equipment........................................        (127,000)       --
      Provision for losses on accounts receivable.................................         597,000         110,000
      Minority interest income....................................................         148,000        --
      Decrease (Increase) in accounts receivable..................................         154,000       2,128,000
      Decrease (Increase) in inventories..........................................       8,048,000        (975,000)
      Decrease (Increase) in other current assets.................................       1,798,000           7,000
      Decrease (Increase) in marketable securities................................        --               (53,000)
      Decrease in net assets held for sale........................................       1,856,000        --
      Decrease (Increase) in other assets.........................................      (1,708,000)         52,000
      Decrease in intangible assets...............................................       4,850,000        --
      Increase (decrease) in accounts payable.....................................     (12,760,000)    (12,750,000)
      Increase (decrease) in accrued expenses.....................................      (3,497,000)        126,000
      (Decrease) in other long term liabilities...................................      (2,964,000)       --
      Increase in deferred federal income taxes...................................      (5,723,000)        340,000
                                                                                    --------------  --------------
        Net cash provided by operating activities.................................      11,833,000          10,000
                                                                                    --------------  --------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures............................................................     (22,276,000)     (7,372,000)
  Proceeds from sales of securities...............................................       2,486,000        --
  Sales and retirements of property, plant and equipment, net.....................       1,763,000          16,000
                                                                                    --------------  --------------
        Net cash provided by (used in) investing activities.......................      18,027,000      (7,356,000)
                                                                                    --------------  --------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving credit facility.....................     (10,000,000)     13,455,000
  Net repayments on long-term debt................................................       7,771,000      (2,194,000)
  Proceeds from issuance of common stock..........................................         611,000         202,000
  Purchase of treasury stock......................................................        --            (3,839,000)
                                                                                    --------------  --------------
        Net cash provided by (used in) financing activities.......................      (1,618,000)      7,624,000
                                                                                    --------------  --------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH..........................................         156,000        --
                                                                                    --------------  --------------
NET INCREASE (DECREASE) IN CASH:..................................................      (7,656,000)        278,000
CASH AT BEGINNING OF PERIOD:......................................................      12,067,000         329,000
                                                                                    --------------  --------------
CASH AT END OF PERIOD:............................................................  $    4,411,000  $      607,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest.......................................  $   11,184,000  $    3,605,000
                                                                                    --------------  --------------
  Cash paid during the period for--income taxes...................................  $      427,000  $    3,222,000
                                                                                    --------------  --------------

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

    Certain prior period amounts have been reclassified in order to conform with the current quarter's presentation.

(2) NET INCOME PER SHARE OF COMMON STOCK

    Net income per share of common stock is calculated using the weighted average number of shares of common stock and (where dilutive) common stock equivalents (stock options) outstanding during each period. The number of shares used in such computation for the three months ended April 30, 1997, and 1996 were 7,476,631 and 4,906,366 respectively. The number of shares used in such computation for the six months ended April 30, 1997, and 1996 were 7,470,249 and 4,930,639 respectively. Statement of Financial Accounting Standards No. 128, "Earnings per Share" which becomes effective for the fiscal year beginning October 1, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts must be restated under the new standard when it becomes effective.

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                                   APRIL 30,     OCTOBER 31,
                                                                     1997           1996
                                                                 -------------  -------------
Raw Materials..................................................  $  25,309,000  $  27,452,000
Finished Goods.................................................     58,596,000     66,005,000
Supplies.......................................................      3,910,000      2,689,000
                                                                 -------------  -------------
                                                                    87,815,000     96,146,000
Less: Inventory Reserve........................................      1,527,000      1,810,000
                                                                 -------------  -------------
Total Inventories, net.........................................  $  86,288,000  $  94,336,000
                                                                 -------------  -------------
                                                                 -------------  -------------

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(3) INVENTORIES (CONTINUED)
    The LIFO method was used for determining the cost of approximately 53% and 50% of total inventories at April 30, 1997 and October 31, 1996, respectively.

(4) PRO-FORMA RESULTS OF OPERATIONS

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the Global Packaging Business of Borden, Inc. ("BGP"), acquired on October 11, 1996, as if the acquisition had occurred on November 1, 1995, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

                                                          FOR THE THREE        FOR THE SIX
                                                             MONTHS              MONTHS
                                                              ENDED               ENDED
                                                         APRIL 30, 1996      APRIL 30, 1996
                                                       -------------------  -----------------
Net Sales............................................    $   178,241,000     $   376,031,000
                                                       -------------------  -----------------
Operating Income.....................................         10,425,000          24,870,000
                                                       -------------------  -----------------
Net Income...........................................          1,872,000           7,254,000
                                                       -------------------  -----------------
Earnings per Share...................................    $          0.26     $          0.99
                                                       -------------------  -----------------

(5) DISCONTINUED OPERATIONS

    At the time of the Company's acquisition of BGP, management decided not to retain the rigids' businesses of BGP. The rigids' businesses manufacture, market and distribute wet food containers, dry food trays and disposable food service products. These businesses are not core and the Company has offered these businesses for sale with the intention that they would be sold within one year from the date of the acquisition and use the proceeds from the sale to pay down its debt. Accordingly the Company has classified the net assets of such businesses as Net assets held for sale in the accompanying Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On October 11, 1996, the Company acquired the Borden Global Packaging business (the "Acquisition"). This Acquisition was accounted for using the purchase method of accounting. Prior year amounts do not include the results of the Acquisition. As a result quarter to quarter and year to date comparisons between fiscal 1997 and fiscal 1996 are not meaningful due to the significant increase in the Company's size as a result of the Acquisition. A summary of unaudited pro forma consolidated results of the Company as if the Acquisition had occurred on November 1,1995, has been presented in Note 4 of the Notes to the Consolidated Financial Statements for both the quarter ended and the six months ended April 30, 1997.

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFIT

    Net sales for the second quarter ended April 30, 1997, were $190,302,000, an increase of $134,481,000 from the same period in the prior year. This increase in net sales is the result of the aforementioned Acquisition which resulted in increased net sales in North America of $39,366,000, in Europe of $74,963,000 and in Asia-Pacific of $20,152,000. The Company on a worldwide basis maintained its average unit selling prices in all businesses from the first quarter of 1997 except for the North America pallet wrap business, which had an approximate 5% decrease which was partially offset by an increase of 15% in sales volume from the first quarter of 1997. The European and Asia-Pacific operations had a slight increase in sales volume when compared to the prior quarter.

    Gross profit for the second quarter of Fiscal 1997 amounted to $39,065,000 compared to $15,097,000 for the second quarter of Fiscal 1996. This increase in gross profit resulted from the Acquisition and consisted of increased gross profit in North America of $5,098,000, Europe of $15,107,000 and Asia-Pacific of $3,763,000. Even though there was an overall increase in gross profit for the period, the North America region absorbed additional manufacturing costs related to the underutilization of plant facilities, which can be directly related to the overall industry pressures in the pallet wrap business taken as a whole. The European operations had a slight decrease in gross profit for the quarter because of increased raw material costs which will be passed through to customers during the third quarter of 1997.

OPERATING EXPENSES

    Operating expenses for the three months ended April 30, 1997 were $30,470,000 as compared to $9,271,000 over the same period in the prior fiscal year. This increase of $21,199,000 in operating expenses can be attributed to the businesses acquired from Borden and the operating expenses associated with them. The current period operating expenses increased by approximately $2,000,000 when compared to the first quarter of 1997. This increase can be directly attributed to the 10% increased sales volume in its North America operations during the second quarter of 1997.

INTEREST EXPENSE

    Interest expense for the three months ended April 30, 1997, amounted to $6,452,000, an increase of $4,604,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities in October 1996 and was used to finance a portion of the acquisition of the Borden business.

OTHER INCOME (EXPENSE)

    Other income for the three months ended April 30, 1997, amounted to $1,098,000. This amount includes $491,000 in interest income, $236,000 in foreign currency exchange gains realized during the period and income from investment in a joint venture of $46,000. Also included in other income were gains on sales of machinery and equipment and other miscellaneous income earned for the period.

SIX MONTHS ENDED APRIL 30, 1997 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

NET SALES AND GROSS PROFIT

    Net sales for the six months ended April 30, 1997, were $371,988,000, an increase of $261,397,000 from the same period in the prior year. This increase in net sales is the result of the aforementioned Acquisition which resulted in increased net sales in North America of $113,284,000, in Europe of $108,466,000 and in Asia-Pacific of $39,647,000. The Company on a worldwide basis maintained its average unit selling prices in all businesses from the first quarter of 1997 except for the North America pallet wrap business. Sales volume on a worldwide basis decreased slightly when compared to pro forma consolidated results for the same period in the prior year.

    Gross profit for the first six months of Fiscal 1997 amounted to $78,540,000 compared to $31,332,000 for the second quarter of Fiscal 1996. This increase in gross profit resulted from the Acquisition and consisted of increased gross profit in North America of $16,462,000, Europe of $23,387,000 and Asia-Pacific of $7,359,000. Even though there was an overall increase in gross profit for the period, the North America region absorbed additional manufacturing costs related to the underutilization of plant facilities, which can be directly related to the overall industry pressures in the pallet wrap business taken as a whole.

OPERATING EXPENSES

    Operating expenses for the six months ended April 30, 1997 were $58,975,000 as compared to $18,417,000 over the same period in the prior fiscal year. This increase of $40,558,000 in operating expenses can be attributed to the businesses acquired from Borden and the operating expenses associated with them.

INTEREST EXPENSE

    Interest expense for the three months ended April 30, 1997, amounted to $13,030,000, an increase of $9,193,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities in October 1996 and was used to finance a portion of the acquisition of the Borden business.

OTHER INCOME (EXPENSE)

    Other income for the six months ended April 30, 1997, amounted to $2,160,000. This amount includes $647,000 in interest income, $384,000 in foreign currency exchange gains realized during the period, $416,000 in gain from sale of securities and income from investment in a joint venture of $148,000. Also included in other income were gains on sales of machinery and equipment and other miscellaneous income earned for the period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital amounted to $68,669,000 at April 30, 1997, compared to $95,950,000 at October 31, 1996 after reclassification of net assets held for sale. This decrease of $27,281,000 in working capital is primarily attributable to net repayment of long term debt and the strengthening of the US dollar during the first six months of the period, thereby reducing the translation of working capital balances of foreign subsidiaries. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

    On October 11, 1996, the Company entered into a Credit Agreement ( the "Credit Agreement") with Morgan Guaranty Trust Company, as Agent, and banks party thereto. The Credit Agreement provided the Company with two credit facilities, consisting of a term credit facility in the amount of $350,000,000 and a revolving credit facility for an amount up to $100,000,000.

    As of April 30, 1997, there was $330,0000,000 outstanding under the term credit facility. The Company had no outstanding borrowings under its revolving credit facility.

    The Company's cash and cash equivalents decreased by $7,656,000 for the six months ended April 30, 1997. Cash flow from operating activities of $11,833,000 was offset by funds used in investing activities, primarily the net investment in capital expenditures of $22,276,000. The Company's cash flow was further decreased during the period by net repayments of long term debt of $2,229,000. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

    The Company's future capital requirements relate principally to purchasing new equipment, upgrading existing equipment and facilities, and promoting new and existing products. The Company believes that internally generated cash flow combined with the availability of funds under the Company's credit agreement are sufficient to meet its normal and additional capital and debt requirements for the foreseeable future.

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

                                AEP INDUSTRIES INC.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ J. BRENDAN BARBA       Chairman of the Board,
------------------------------    President and Chief          June 13, 1997
       J. Brendan Barba           Executive Officer

      /s/ PAUL M. FEENEY        Executive Vice President
------------------------------    Principal Financial and      June 13, 1997
        Paul M. Feeney            Accounting Officer

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of AEP Industries Inc. was held on April 8, 1997, for the purpose of electing two Class A directors and approving the appointment of auditors. Proxies for the Meeting were solicited pursuant to
Section 14(A) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

1. Management's nominee's for Class B directors as listed in the Proxy Statement were elected with the following vote:

                                                          SHARES VOTED   SHARES    SHARES NOT
                                                             "FOR"      WITHHELD      VOTED
                                                          ------------  ---------  -----------
William H. Carter.......................................    6,711,976     254,813
Paul M. Feeney..........................................    6,708,582     258,207
Clifton S. Robbins......................................    6,712,426     254,363

2. An amendment to the Company's Certificate of Incorporation to add an Article containing provisions regarding corporate governance was approved by the following vote:

SHARES VOTED  SHARES VOTED     SHARES     SHARES NOT
   "FOR"       "AGAINST"    "ABSTAINING"     VOTED
------------  ------------  ------------  -----------
   5,494,322      664,793      6,238         801,436

3. An amendment to the Company's Certificate of Incorporation to increase the number of the Company's authorized shares of Common Stock from 20,000,000 to 30,000,000 was approved by the following vote:

SHARES VOTED  SHARES VOTED     SHARES     SHARES NOT
   "FOR"       "AGAINST"    "ABSTAINING"     VOTED
------------  ------------  ------------  -----------
   6,928,793       31,252      6,744

4. The appointment of Arthur Andersen LLP as independent auditors was approved by the following vote:

SHARES VOTED  SHARES VOTED     SHARES     SHARES NOT
   "FOR"       "AGAINST"    "ABSTAINING"     VOTED
------------  ------------  ------------  -----------
   6,964,021       0           2,768

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Computation of weighted average number of shares outstanding. Page 13-14.

    (b) No reports on Form 8-K were filed during the quarter ended April 30, 1997.

    27. Financial Data Schedule (for electronic submission only).

                               INDEX TO EXHIBITS

    EXHIBIT
     NUMBER                                               DESCRIPTION OF EXHIBIT
----------------  ------------------------------------------------------------------------------------------------------
        3(a)      Restated Certificate of Incorporation of the Company as filed April 11, 1997.
       10(a)      1985 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(mm) to Amendment No. 2 to Registration Statement on Form S-1 No. 33-2242)
       10(b)      The Employee Profit Sharing and 401(k) Retirement Plan and Trust as adopted March 3, 1993
                    (incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the
                    period ended January 31, 1993)
       10(c)      1995 Stock Option Plan of the Company (incorporated by reference to Exhibit 4 to the Registration
                    Statement No. 33-58747 on Form S-8)
       10(d)      1995 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 4 to the
                    Registration Statement No. 33-58743 on Form S-8)
       10(e)      Lease dates as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P.
                    (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended
                    October 31, 1990)
       10(f)      Credit Agreement dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company, as Agent, and the banks party thereto (incorporated by reference to Exhibit 3 to Registrant's report on Form 8-K, dated October 11, 1996)
       10(g)      Tender Offer to Purchase, dated as of August 10, 1995, (incorporated by reference to Exhibit (a)(1) as filed on August 10, 1995 with Schedule 13E-4)
       10(h)      Stock Purchase Agreement, dated as of August 2, 1995 between the Company and J. Brendan Barba
                    (incorporated by reference to Exhibit (c) as filed on August 10, 1995 with Schedule 13E-4)
       10(i)(1)   Purchase Agreement, dated as of June 20, 1996, without exhibits between the Company and Borden, Inc.
                    (incorporated by reference to Exhibit C-1 to Registrant's report on Form 8-K, dated June 20, 1996)
       10(i)(2)   Amendment No. 1, dated as of October 11, 1996, to the Purchase Agreement, dated as of June 20, 1996, between the Company and Borden, Inc. (incorporated by reference to Exhibit 1(b) to Registrant's report on Form 8-K dated October 11, 1996)
       10(i)(3)   Combined Financial Statements of Borden Global Packaging Operations as of December 31, 1995 and 1994
                    and for each of the three years in the period ended December 31, 1995 (incorporated by reference to
                    Annex f to Registrant's Proxy Statement, dated September 11,1996)
       10(j)(1)   Governance Agreement, dated as of June 20, 1996, without exhibits, between the Company and Borden,
                    Inc. (incorporated by reference to Exhibit C-2 to Registrant's report on Form 8-K, dated June 20,
                    1996)
       10(j)(2)   Amendment No. 1, dated as of October 11, 1996, to the Governance Agreement dated as of June 20, 1996, between the Company and Borden, Inc. (incorporated by reference to Exhibit 2(b) to Registrant's report on Form 8-K dated October 11, 1996)
       10(k)      Employment Agreement dated as of October 11, 1996, between the Company and J. Brendan Barba
                    (incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996)
       10(l)      Employment Agreement dated as of October 11, 1996, between the Company and Paul M. Feeney
                    (incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996)