Form 10-Q
period 1997-07-31
AEP INDUSTRIES INC
filed 1997-09-12
CIK 785787

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

                             FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                                  OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                               FOR THE TRANSITION PERIOD FROM       TO

                                    0-14450
                             Commission file number
                            ------------------------

                              AEP INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                      22-1916107
             (State or other jurisdiction of                (I.R.S. Employer Identification
              incorporation or organization)                              No.)

                   125 PHILLIPS AVENUE                                   07606
               SOUTH HACKENSACK, NEW JERSEY                            (Zip Code)
         (Address of principal executive offices)

                                 (201) 641-6600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES /X/   NO

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                             SHARES
                         OUTSTANDING AT
CLASS OF COMMON STOCK   SEPTEMBER 2,1997
----------------------  -----------------

    $.01 Par Value          7,205,287

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.
                                 BALANCE SHEETS

                                                                                        JULY 31,    OCTOBER 31,
                                                                                          1997         1996
                                                                                       -----------  -----------
                                                                                       (UNAUDITED)

                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................................  $ 4,729,000  $12,067,000
  Marketable securities..............................................................      --         2,070,000
  Accounts receivable, less allowance of $5,036,000 in 1997 and $4,217,000 in 1996 for doubtful accounts............................................................  111,851,000  104,302,000
  Inventories, net...................................................................   90,720,000   94,336,000
  Net assets held for sale...........................................................   15,492,000   49,570,000
  Other current assets...............................................................   12,084,000   14,694,000
  Deferred income tax benefit........................................................    7,363,000    1,633,000
                                                                                       -----------  -----------
      Total current assets...........................................................  242,239,000  278,672,000
                                                                                       -----------  -----------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $134,740,000 in 1997 and $120,725,000 in 1996......................  291,002,000  290,316,000
GOODWILL, net........................................................................   34,155,000   32,580,000
INVESTMENT IN JOINT VENTURE..........................................................   15,249,000   15,028,000
OTHER ASSETS.........................................................................   11,060,000    9,313,000
                                                                                       -----------  -----------
      TOTAL ASSETS...................................................................  $593,705,000 $625,909,000
                                                                                       -----------  -----------
                                                                                       -----------  -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt..................................................  $95,297,000  $51,019,000
  Accounts payable...................................................................   66,736,000   75,252,000
  Accrued expenses...................................................................   34,639,000   56,451,000
                                                                                       -----------  -----------
                                                                                       -----------  -----------
      Total current liabilities......................................................  196,672,000  182,722,000

LONG-TERM DEBT.......................................................................  286,196,000  325,438,000
OTHER LONG TERM LIABILITIES..........................................................    3,578,000    7,041,000
DEFERRED FEDERAL INCOME TAXES........................................................   15,645,000   15,575,000
                                                                                       -----------  -----------
                                                                                       -----------  -----------
      Total liabilities..............................................................  502,091,000  530,776,000

SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares authorized; none outstanding....      --           --
  Common stock--$.01 par value, 30,000,000 shares and 20,000,000 shares authorized in
    1997 and 1996, respectively; 9,984,680 and 9,931,303 shares issued and
    outstanding in 1997 and 1996, respectively.......................................      100,000       99,000
  Additional paid-in capital.........................................................   89,632,000   88,052,000
  Treasury stock--common stock; at cost, 2,783,181 and 2,801,000 in 1997 and 1996, respectively.....................................................................  (61,747,000) (62,142,000)
  Retained earnings..................................................................   78,369,000   70,108,000
  Cumulative translation adjustment..................................................  (14,740,000)  (1,283,000)
  Net unrealized investment gain, net of taxes.......................................      --           299,000
                                                                                       -----------  -----------
                                                                                       -----------  -----------
      Total shareholders' equity.....................................................   91,614,000   95,133,000
                                                                                       -----------  -----------
                                                                                       -----------  -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................  $593,705,000 $625,909,000
                                                                                       -----------  -----------
                                                                                       -----------  -----------

  The accompanying notes to financial statements are an integral part of these balance sheets

                              AEP INDUSTRIES INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                  (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                             JULY 31,                        JULY 31,
                                                   -----------------------------  ------------------------------
                                                        1997           1996            1997            1996
                                                   --------------  -------------  --------------  --------------
NET SALES........................................  $  198,031,000  $  63,907,000  $  570,019,000  $  174,498,000
COST OF SALES....................................     158,323,000     48,288,000     451,771,000     127,547,000
                                                   --------------  -------------  --------------  --------------
      Gross profit...............................      39,708,000     15,619,000     118,248,000      46,951,000
                                                   --------------  -------------  --------------  --------------

OPERATING EXPENSES
  Delivery and Warehousing.......................      10,592,000      5,230,000      33,207,000      14,131,000
  Selling........................................      11,182,000      3,398,000      32,598,000      10,181,000
  General and Administrative.....................       7,257,000      1,318,000      22,201,000       4,051,000
                                                   --------------  -------------  --------------  --------------
      Total operating expenses...................      29,031,000      9,946,000      88,006,000      28,363,000
                                                   --------------  -------------  --------------  --------------
                                                       10,677,000      5,673,000      30,242,000      18,588,000
                                                   --------------  -------------  --------------  --------------

OTHER INCOME (EXPENSE):
  Interest expense...............................      (6,893,000)    (2,048,000)    (19,923,000)     (5,885,000)
  Other, net.....................................         338,000        122,000       2,498,000         261,000
                                                   --------------  -------------  --------------  --------------
                                                       (6,555,000)    (1,926,000)    (17,425,000)     (5,624,000)
      Income before provision for income taxes...       4,122,000      3,747,000      12,817,000      12,964,000

PROVISION FOR INCOME TAXES.......................       1,908,000      1,442,000       4,556,000       4,990,000
                                                   --------------  -------------  --------------  --------------
      Net income.................................       2,214,000      2,305,000       8,261,000       7,974,000
Retained earnings, beginning of period...........      76,155,000     73,224,000      70,108,000      67,555,000
Retained earnings, end of period.................  $   78,369,000  $  75,529,000  $   78,369,000  $   75,529,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
Net income per share of common stock.............  $         0.30  $        0.47  $         1.11  $         1.61
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          FOR THE NINE MONTHS
                                                                                             ENDED JULY 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................  $   8,261,000  $   7,974,000
  Adjustments to reconcile net income to net
cash provided by (used in) operating activities -
    Depreciation and amortization...................................................     24,162,000      8,279,000
    Net (gain)/loss on sale of securities...........................................       (416,000)      --
    Net (gain)/loss on sale of equipment............................................       (235,000)      --
    Provision for losses on accounts receivable and inventory.......................      1,304,000        245,000
    (Increase) in accounts receivable...............................................     (7,549,000)    (1,944,000)
    Decrease (increase) in inventories..............................................      3,616,000    (10,156,000)
    Decrease in net assets held for sale............................................     15,551,000       --
    (Increase) decrease in other current assets.....................................      2,610,000        (45,000)
    (Increase) in intangible assets.................................................     (2,058,000)      --
    (Increase) in other assets......................................................     (1,747,000)       (25,000)
    (Decrease) in accounts payable..................................................     (8,516,000)   (10,063,000)
    Increase (decrease) in accrued expenses.........................................     (3,285,000)       513,000
    Increase in deferred income taxes...............................................     (5,660,000)       654,000
    Decrease in other long term liabilities.........................................     (3,463,000)      --
                                                                                      -------------  -------------
      Net cash provided by (used in) operating activities...........................     22,575,000     (4,568,000)
                                                                                      -------------  -------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..............................................................    (34,638,000)    (8,207,000)
  Sales and retirements of property, plant and equipment, net.......................        298,000         17,000
  (Purchase) sale of marketable securities..........................................      2,486,000        (83,000)
      Net cash (used in) investing activities.......................................    (31,854,000)    (8,273,000)
                                                                                      -------------  -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving credit facility.......................    (10,000,000)    19,429,000
  Net borrowings (repayments) on long-term debt.....................................     15,036,000     (3,063,000)
  Purchase of treasury stock........................................................       --           (3,838,000)
  Proceeds from issuance of common stock............................................      1,976,000        408,000
      Net cash provided by financing activities.....................................      7,012,000     12,936,000
                                                                                      -------------  -------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH............................................     (5,071,000)      --
                                                                                      -------------  -------------
NET (DECREASE) INCREASE IN CASH:....................................................     (7,338,000)        95,000
CASH AT BEGINNING OF PERIOD:........................................................     12,067,000        329,000
                                                                                      -------------  -------------
CASH AT END OF PERIOD:..............................................................  $   4,729,000  $     424,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest.........................................  $  16,770,000  $   5,376,000
                                                                                      -------------  -------------
  Cash paid during the period for--income taxes.....................................  $   2,204,000  $   3,916,000
                                                                                      -------------  -------------

  The accompanying notes to financial statement are an integral part of these statements.

                              AEP INDUSTRIES INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The financial information included herein has been prepared by the Company without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of the Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all adjustments (which include only normal recurring adjustments) which in the opinion of the Company are necessary for a fair presentation of the results for the periods indicated.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1996.

    Certain prior period amounts have been reclassified in order to conform with the current quarter's presentation.

(2) NET INCOME PER SHARE OF COMMON STOCK

    Net income per share of common stock is calculated using the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in such computation for the three months ended July 31, 1997, and 1996 were 7,434,457 and 4,945,917, respectively. The number of shares used in such computation for the nine months ended July 31, 1997, and 1996 were 7,439,781 and 4,942,418, respectively.

    Statement of Financial Accounting Standards No. 128, "Earnings per Share", which becomes effective for AEP's fiscal year beginning November 1, 1997, establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts must be restated under the new standard when it becomes effective.

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs are comprised of the following:

                                                                                                    OCTOBER 31,
                                                                                   JULY 31, 1997       1996
                                                                                   -------------  ---------------
Raw Materials....................................................................  $  24,689,000   $  27,452,000
Finished Goods...................................................................     64,226,000      66,005,000
Supplies.........................................................................      3,068,000       2,689,000
                                                                                   -------------  ---------------
                                                                                      91,981,000      96,146,000
Less: Inventory Reserve..........................................................      1,263,000       1,810,000
                                                                                   -------------  ---------------
Total Inventories, Net...........................................................  $  90,720,000   $  94,336,000
                                                                                   -------------  ---------------

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(3) INVENTORIES (CONTINUED)
    The (LIFO) method was used for determining the cost of approximately 56% and 50% of total inventories at July 31, 1997 and October 31, 1996, respectively.

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

                                                                                                  FOR THE NINE
                                                                               FOR THE THREE         MONTHS
                                                                                MONTHS ENDED         ENDED
                                                                               JULY 31, 1996     JULY 31, 1996
                                                                               --------------  ------------------
Net Sales....................................................................  $  189,222,000    $  565,253,000
                                                                               --------------  ------------------
Operating Income.............................................................      11,624,000        36,824,000
                                                                               --------------  ------------------
Net Income...................................................................       2,148,000         9,406,000
                                                                               --------------  ------------------
Earnings Per Share...........................................................  $         0.29    $         1.28
                                                                               --------------  ------------------

(5) DISCONTINUED OPERATIONS

    At the time of the Company's acquisition of BGP, management decided not to retain the rigids' businesses of BGP. The rigids' businesses manufacture, market and distribute wet food containers, dry food trays and disposable food service products. These businesses are not considered core businesses and the Company has offered these businesses for sale with the intention that they would be sold within one year from the date of the acquisition and it would use the proceeds from the sale to pay down its debt. Accordingly, the Company has classified the net assets of such businesses as Net assets held for sale in the accompanying Consolidated Balance Sheets. The carrying value at July 31, 1997 represents the Company's best estimate as to the fair market value based on recent market information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On October 11, 1996, the Company acquired the Borden Global Packaging business (the "Acquisition"). This Acquisition was accounted for using the purchase method of accounting. Prior year amounts do not include the results of the Acquisition. As a result quarter to quarter and year to date comparisons between fiscal 1997 and fiscal 1996 are not meaningful due to the significant increase in the Company's size as a result of the Acquisition. A summary of unaudited pro forma consolidated results of the Company as if the Acquisition had occurred on November 1, 1995, has been presented in Note 4 of the Notes to the Financial Statements for both the quarter ended and the nine months ended July 31, 1996.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JULY 31, 1997 AS COMPARED TO THREE MONTHS ENDED JULY 31,
     1996

NET SALES AND GROSS PROFIT

    Net sales for the third quarter ended July 31, 1997, were $198,031,000, an increase of $134,124,000 from the same period in the prior year. This increase in net sales is the result of the aforementioned Acquisition which resulted in increased net sales in North America of $60,775,000, in Europe of $54,677,000 and in Asia-Pacific of $18,672,000. The Company on a worldwide basis had a slight increase in average unit selling prices in all businesses when compared to the first two quarters of 1997 except for the North America pallet wrap business, which had an approximate 3% increase in their unit selling prices which was partially offset by a decrease of 2% in sales volume from the second quarter of 1997. The European and Asia-Pacific operations had a slight decrease in sales volume when compared to the prior quarters average volume. This reduction was due to planned vacation shutdowns.

    Gross profit for the third quarter of Fiscal 1997 amounted to $39,708,000 compared to $15,619,000 for the third quarter of Fiscal 1996. This increase in gross profit resulted from the Acquisition and consisted of increased gross profit in North America of $10,708,000, Europe of $10,067,000 and Asia-Pacific of $3,314,000. Even though there was an overall increase in gross profit for the period, the North America region still absorbed additional manufacturing costs related to the underutilization of plant facilities, which can be directly related to the overall industry pressures in the pallet wrap business taken as a whole. These additional manufacturing costs were partially offset by a reduction in raw material cost for the period. The European operations had a slight decrease in gross profit for the quarter because of increased raw material costs which were still being passed through to customers during the third quarter of Fiscal 1997 and due to the various shutdowns noted above.

OPERATING EXPENSES

    Operating expenses for the three months ended July 31 1997 were $29,031,000 as compared to $9,946,000 over the same period in the prior fiscal year. This increase of $19,085,000 in operating expenses can be attributed to the businesses acquired from Borden and the operating expenses associated with them. The current period operating expenses decreased by $1,439,000 when compared to the prior quarter which can be attributed to a reduction in delivery costs due to the efficiencies realized in its North America operations.

INTEREST EXPENSE

    Interest expense for the three months ended July 31, 1997, amounted to $6,893,000, an increase of $4,845,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities in October 1996 and was used to finance a portion of the acquisition of the BGP business

OTHER INCOME (EXPENSE)

    Other income for the three months ended July 31, 1997, amounted to $338,000. This amount includes $213,000 in interest income, and income from investment in a joint venture of $73,000. Also included in other income were gains on sales of machinery and equipment and other miscellaneous income earned for the period.

    NINE MONTHS ENDED JULY 31, 1997 AS COMPARED TO NINE MONTHS ENDED JULY 31,
     1996

NET SALES AND GROSS PROFIT

    Net sales for the nine months ended July 31, 1997, were $570,019,000, an increase of $395,521,000 from the same period in the prior year. This increase in net sales is the result of the aforementioned Acquisition which resulted in increased net sales in North America of $174,059,000, in Europe of $163,143,000 and in Asia-Pacific of $58,319,000. Sales volume on a worldwide basis decreased slightly when compared to pro forma consolidated results for the same period in the prior year.

    Gross profit for the first nine months of Fiscal 1997 amounted to $118,248,000 compared to $46,951,000 for the same period in Fiscal 1996. This increase in gross profit resulted from the Acquisition and consisted of increased gross profit in North America of $27,600,000, Europe of $33,024,000 and Asia-Pacific of $10,673,000. Even though there was an overall increase in gross profit for the period, the North America region absorbed additional manufacturing costs related to the underutilization of plant facilities, which can be directly related to the overall industry pressures in the pallet wrap business taken as a whole.

OPERATING EXPENSES

    Operating expenses for the nine months ended July 31 1997 were $88,006,000 as compared to $28,363,000 over the same period in the prior fiscal year. This increase of $59,643,000 in operating expenses can be attributed to the businesses acquired from Borden and the operating expenses associated with them.

INTEREST EXPENSE

    Interest expense for the nine months ended July 31, 1997, amounted to $19,923,000, an increase of $14,038,000 from the same period in the prior year. This increase in interest expense is due to the Company's new credit facility, which replaced existing credit facilities in October 1996 and was used to finance a portion of the acquisition of the Borden business.

OTHER INCOME (EXPENSE)

    Other income for the nine months ended July 31, 1997, amounted to $2,498,000. This amount includes $860,000 in interest income, $339,000 in foreign currency exchange gains realized during the period, $280,000 in gain from sale of securities and income from investment in a joint venture of $221,000. Also included in other income were $225,000 gains on sales of machinery and equipment and other miscellaneous income earned for the period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital amounted to $45,467,000 at July 31,1997, compared to $95,950,000 at October 31, 1996 after reclassification of net assets held for sale. This decrease of $50,483,000 in working capital is primarily attributable to maturities of long term debt and the strengthening of the US dollar during the first nine months of the period, thereby reducing the translation of working capital balances of foreign subsidiaries. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

    On October 11, 1996, the Company entered into a Credit Agreement ( the "Credit Agreement") with Morgan Guaranty Trust Company, as Agent, and banks party thereto. The Credit Agreement provided the Company with two credit facilities, consisting of a term credit facility in the amount of $350,000,000 and a revolving credit facility for an amount up to $100,000,000.

    As of July 31, 1997, there was $320,0000,000 outstanding under the term credit facility. The Company had no outstanding borrowings under its revolving credit facility.

    The Company's cash and cash equivalents decreased by $7,338,000 for the nine months ended July 31, 1997. Cash flow from operating activities of $22,575,000 was offset by funds used in investing activities, primarily the net investment in capital expenditures of $34,340,000. The Company's cash flow was increased during the period by net borrowings of long term debt of $5,036,000. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

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

                                                  AEP INDUSTRIES INC.

Date:      September 12, 1997                     s/a J. BRENDAN BARBA
                                      -------------------------------------------
                                                    J. Brendan Barba
                                            Chairman of the Board, President
                                              and Chief Executive Officer

Date:      September 12, 1997                      s/a PAUL M. FEENEY
                                      -------------------------------------------
                                                     Paul M. Feeney
                                            Executive Vice President-Finance
                                       Principal Financial and Accounting Officer

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 11-Computation of weighted average number of shares outstanding. Page 13.

        (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July 31, 1997.

        27. Financial Data Schedule (for electronic submission only).

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBIT
---------------  -------------------------------------------------------------------------------------------------

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