Form 10-K405
period 1997-10-31
AEP INDUSTRIES INC
filed 1998-01-26
CIK 785787

                                                                   Draft 1/22/98

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1997, or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________to_______________________

Commission file number             0-14550
                      -------------------------------------------------------

                               AEP INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

  DELAWARE                                     22-1916107
  -------------------------------              -------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)               Number)

  125 PHILLIPS AVENUE
  SOUTH HACKENSACK, NEW JERSEY                 07606-1546
  -------------------------------              -------------------------------
  (Address of principal executive offices)     (zip code)


Registrant's telephone number, including area code: (201) 641-6600
                                                   ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                      WHICH REGISTERED
-------------------                                  -------------------------
        None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant was approximately $96,000,000 based upon the average of the bid and asked prices of the stock, which was $30.38 on December 31, 1997.

The number of shares of the Registrant's $.01 par value common stock outstanding as of December 31, 1997, was 7,210,447.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

Proxy Statement to be filed with respect to the Registrants Annual Meeting of Stockholders to be held on April 14, 1998 -- Part III.*













_______________________
             *As stated under various items of this Annual Report, only certain specified portions of such document are incorporated by reference herein.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

AEP Industries Inc. ("AEP" or the "Company") is a worldwide manufacturer of plastic packaging films. Incorporating both cast and blown film technologies the Company manufactures an extensive range of specialty and standard flexible packaging products for use in the packaging, transportation, beverage, food, automotive, pharmaceuticals, chemical, electronics, construction, agricultural and textile industries. The Company currently has manufacturing operations located in 11 countries in North America, Europe and the Asia/Pacific region.

In October 1996, in order to establish a worldwide market presence, diversify its product lines and strengthen market share in certain of its existing businesses, the Company acquired the global packaging operations of Borden, Inc. ("Borden") in exchange for approximately $280 million (including the assumption of certain indebtedness and other purchase price adjustments) and 2.4 million shares of the Common Stock of the Company. The addition of Borden's global packaging operations (the "Borden Acquisition") broadened the Company's product portfolio, established the Company as the largest manufacturer of polyvinyl chloride food wrap and polyethylene stretch film in North America, and positioned the Company as a leader in a number of other markets, including processed cheese films and twist wrap.

RECENT DEVELOPMENTS

On November 19, 1997, the Company sold in a private placement $200,000,000 of 9.875% Senior Subordinated Notes ("Notes") due 2007 at an issue price of 99.224% resulting in an effective yield of 10%. The discount to the initial purchasers was 2.75%, resulting in proceeds to the Company of $192,948,000. The initial purchasers were J.P. Morgan Securities Inc., Morgan Stanley & Co., Incorporated and Salomon Brothers Inc. The net proceeds of the sale were used to repay a portion of indebtedness outstanding under the Company's existing Credit Agreement.

In January 1998, the Company completed the sale of its operations in South Africa to local management for $1,000,000 plus the settlement of all intercompany items

PRODUCTS

The Company manufactures and markets an extensive and diverse line of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. Flexible packaging and film products are thin, ductile bags, sacks, labels and films for food and non-food consumer, agricultural and industrial items. Flexible packaging containers not only protect their contents, they are also cost-effective, space-saving, lightweight, tamper-evident, convenient and often recyclable. The flexible packaging and film products manufactured by the Company are used in a variety of industries, including the packaging, transportation, beverage, food, automotive, pharmaceuticals, chemical, electronics, construction, agricultural and textile industries.

       The following table summarizes the Company's product lines:


PRODUCT                         LOCATION                MATERIAL                 USES
-------                         --------                --------                 ----

Polyvinyl chloride       North America, Europe,  Polyvinyl chloride     Meat and food wrap;
wrap                     Asia/Pacific,                                  institutional films,
                                                                        twist wrap


Stretch (pallet) wrap    North America, Europe   Polyethylene           Pallet wrap
                         Asia/Pacific,


Industrial films         United States,          Polyethylene           Drum, box, carton, and
                         Asia/Pacific                                   pail liners; bags for
                                                                        furniture and
                                                                        mattresses; films to
                                                                        cover high value
                                                                        products; agricultural
                                                                        films


Printed and converted    Europe, Asia/Pacific    Primarily polyethylene Printed, laminated
films                                                                   and/or converted films
                                                                        providing flexible
                                                                        packaging to consumer
                                                                        markets


Polypropylene and        North America, Europe   Polypropylene          Packaging of baked
barrier films                                    Polyethylene           goods, cheese,
                                                                        candies, and salted
                                                                        snacks; used in tape,
                                                                        diaper tabs, box
                                                                        windows and graphic
                                                                        arts


 Other products and      North America, Europe,  Various                Manufactured and
specialty films          Asia/Pacific,           thermoplastics and     resale items used in
                                                 machinery              packaging

NORTH AMERICAN OPERATIONS

RESINITE (POLYVINYL CHLORIDE)

The Company manufactures polyvinyl chloride food wrap for the supermarket, consumer, institutional and industrial markets in North America, offering a broad range of products with approximately 45 different formulations. These films are used for packaging of fresh red meats, poultry, fish, fruits and vegetables, and bakery products.

The Company's Resinite facility also manufactures dispenser (cutter) boxes containing polyvinyl chloride food wrap for sales to consumers and to institutions, including restaurants, schools, hospitals and penitentiaries. The Company's most popular branded institutional polyvinyl chloride food wrap is marketed under the SEAL WRAP name. A substantial part of this product is sold to large paper and food distributors, with the rest sold directly to supermarket chains.

The Company also has exclusive rights to an innovative separate slide cutter, which the Company believes is safer than regular cutters. The Company has begun to introduce the slide cutter into the market, and believes that this new product has had a positive impact on cutter box sales.

STRETCH WRAP

The Company manufactures a family of high performance stretch wrap for wrapping and securing palletized products for shipping. The Company markets a wide variety of stretch wrap designed for commodity and specialty uses and sells approximately 90% of its stretch wrap through distributors, while the remainder of its output is sold directly to customers on a national account basis.

In connection with the Borden Acquisition, the Company identified and consolidated certain of the acquired less efficient stretch wrap operations, thereby reducing its stretch wrap capacity by approximately 58 million pounds. In addition, as a result of industry-wide overcapacity in the stretch wrap market, the Company has reduced its stretch wrap capacity by an additional 45 million pounds. Collectively, the Company has reduced its stretch wrap capacity by an aggregate of approximately 103 million pounds to an aggregate of 230 million pounds through a combination of permanently eliminating, temporarily idling and reallocating its capacity.

INDUSTRIAL FILMS

The Company manufactures a broad range of industrial films, generally custom-tailored, including sheeting, tubing and bags which are cut, rolled, or perforated; drum, box, carton and pail liners; and bags to package specialty items such as furniture and mattresses. The Company also manufactures films to protect items stored outdoors or in transit (such as boats and cars) and a wide array of shrink films and overwrap films. The Company sells the majority of its industrial film output directly to customers on a national account basis, with approximately 20% sold through distributors.

Most of the industrial films manufactured by the Company, which may number as many as 20,000 separate and distinct products in any given year, are custom designed to meet the specific needs of its customers.

The Company believes that the strength of its industrial film operations lies in its technologically superior products, high quality control standards, well-trained and knowledgeable sales force, and commitment to customer service. The

Company's sales force, consisting of experts in packaging systems, provides technical support to the Company's distribution network and focuses on product knowledge and customer relations.

The industrial films market is comprised of a large number of smaller manufacturers who together constitute approximately two-thirds of all sales, with the remainder of the market represented by a few large manufacturers. The Company believes that its research and development team, which continually improves applications and creates new industrial film products, has helped establish the Company as one of the largest producers in this fragmented market. The Company believes it can continue to expand its share of the industrial films market through its ability to offer a broad range of industrial as well as other packaging films (including stretch wrap), thereby offering its customers one-stop shopping.

PROFORMANCE

The Company manufactures and markets oriented polypropylene films (characterized by their inelasticity) and, through Pro-Ex, co-extruded (layered) barrier and non-barrier films. Barrier films either encourage or restrict the passage of moisture, oxygen, light and gases (depending upon the desired properties), and are puncture resistant. A substantial portion of the Company's oriented polypropylene films (including metallized films) are used in packaging items such as salted snacks, confectionery, cookies, crackers, baked goods, and cheese. Industrial applications, such as tape, diaper tabs, box windows, tape and graphic arts, account for the remaining oriented polypropylene films manufactured by the Company.

The Company sells the majority of its oriented polypropylene films to printers and converters for further processing before reaching end-users.

The oriented polypropylene films market is dominated by a few large manufacturers, each with a substantial market share. The Company believes it is a niche supplier in this market. As a result, the Company has repositioned its efforts and adopted a niche strategy, de-emphasizing some of the lower margin commodity films such as tape and diaper tabs in favor of higher margin films such as films for packaging reduced fat and fat-free foods, which, because of the absence of fat (which serves as a preservative), require more sophisticated technology. The Company has several patents and patent applications relating to its cold seal and barrier films, and has a patent application pending for a barrier film useful for flavor retention for packaging of reduced fat and fat-free foods.

INTERNATIONAL OPERATIONS

EUROPEAN RESINITE (POLYVINYL CHLORIDE)

The Company manufactures polyvinyl chloride food wrap in cutter boxes and perforated rolls which are primarily sold to restaurants and food service establishments. European Resinite sells films across Europe (with the exception of Italy, which is covered by FIAP) and sells most of its film directly to end-users.

The market for polyvinyl chloride food wrap is relatively mature in Northern Europe, with intense competition. The Company expects that growth in Europe will be driven by developing catering, food service and volume feeding markets in Eastern Europe and by developing food distribution markets in Southern and Eastern Europe. In certain European markets, a tax is levied on packaging materials based on weight which has led to a demand for thinner but stronger meat films. The Company has the technology to deliver films with such properties at a low price and believes it maintains a competitive advantage over packaging entities without such technology.

EUROPEAN FLEXIBLES

The Company manufactures flexible packaging and converted films used in the food processing and pharmaceutical industries, including freezer film, processed cheese innerwrap and tamper evident seals. European Flexibles also manufactures and sells polyethylene-based stretch wrap for wrapping and securing pallet loads.

European Flexibles sells 55% of its stretch wrap to distributors, and 45% directly to end-users. European Flexibles underwent staff reductions and equipment rationalizations in the fiscal year ended October 31, 1997 ("Fiscal 1997"), which combined with investments in new equipment, are expected to have a positive impact on future financial results.

FIAP

The Company, through Fabbrica Italiana Articoli Plastici (FIAP), manufactures polyvinyl chloride food wrap, unplasticized polyvinyl chloride twist wrap, and converted and printed films. FIAP is known as a specialist in unplasticized polyvinyl chloride twist wrap, which is used to wrap candles, candies, and similar products. This product, which has similar performance characteristics as cellophane, is emerging as a low cost substitute and, as a result, may continue to replace cellophane in the future. The Company believes unplasticized polyvinyl chloride, because of its performance characteristics, has significant growth potential opportunities as a replacement for cellophane and believes opportunities are developing for new uses for such wrap, such as battery covers and credit card laminates.

Films manufactured by FIAP are sold in the United States, Europe, Africa, and the Middle East, mostly through an internal sales force directly to end-users.

ASIA/PACIFIC REGION

The Company is a major manufacturer of industrial films and flexible packaging and converted films in Australia and New Zealand. The Company's operations in the Asia/Pacific region resemble its North American and European operations with the same variety of films. Additionally, the Company acquired certain assets of ICI's Visqueen operations in August 1997 which strengthened its position as a major supplier of industrial packaging films in Australia.

The Company sells the majority of the products it manufactures in Australia and New Zealand to end users and the remainder to distributors.

The markets for plastic packaging products in Australia and New Zealand are relatively small, offering limited growth opportunities. However, since New Zealand and Australia are significant exporters of high protein products, the Company expects to participate in the growing market for packaging materials for protein rich products for exports to China and Southeast Asia.

The Company also has a 50% joint venture in Japan with Hitachi Chemical, which supplies polyvinyl chloride food wrap to the Japanese market. The Company accounts for the joint venture on an equity basis.

MANUFACTURING AND PRODUCTION

MANUFACTURING OPERATIONS

The Company manufactures both industrial grade products, which are manufactured to an industry specification or for distribution from stock, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products.

Prior to the Borden Acquisition, polyvinyl chloride food wrap was manufactured in North Andover, Massachusetts and Griffin, Georgia. In order to streamline operations, the Company has closed the Massachusetts plant and expanded and consolidated its domestic polyvinyl chloride food wrap manufacturing operations at the Georgia plant. The Company also manufactures polyvinyl chloride food wrap in Europe at three Resinite plants strategically located in Spain, France and England.

The Company manufactures stretch wrap and industrial films at several large geographically dispersed, integrated extrusion facilities located throughout North America, which also have the ability to produce other products. The size and location of those facilities, as well as their capacity to manufacture multiple types of films or re-orient equipment as market conditions warrant, enable the Company to achieve savings and minimize overhead and transportation costs.

The Company manufactures polypropylene films at its remaining plant in North Andover, Massachusetts. The Company has cast polypropylene capacity available in its North Carolina plant and is adding new capacity for five layer blown co-extruded film lines at its Wright Township, Pennsylvania facility. These lines are expected to be commissioned in the fiscal year ending October 31, 1998 ("Fiscal 1998").

At the FIAP facility located in Turate, Italy, the Company manufactures polyvinyl chloride food wrap, unplasticized polyvinyl chloride twist wrap, and converted and printed films. The Company manufactures flexible packaging and converted films in Europe at facilities strategically located in Holland and Belgium. The Company is in the process of installing new, efficient pallet wrap equipment at these facilities which the Company believes will increase its market presence in Europe in this product. The Company also manufactures industrial films and flexible packaging and converted films at its facilities located in Australia and New Zealand.

PRODUCTION

In the film manufacturing process, resins (primarily polyethylene, polyvinyl chloride, and polypropylene) with various properties are blended with chemicals and other concentrates (including coloring, where appropriate) to achieve a wide range of specified product characteristics, such as color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. The gauges of the Company's products range from less than one mil (.001 inches) to more than 20 mils. The Company's extrusion equipment can produce printed products and film up to 40 feet wide. The blending of various kinds of resin combined with chemical and color additives is computer controlled to avoid waste and to maximize product consistency. The blended mixture is melted by a combination of applied heat and friction under pressure, and then is mechanically mixed. The mixture is then forced (extruded) through a die, at which point it is expanded into a flat sheet (cast) or a vertical tubular column (blown) of film and is cooled. The cooled film can then be shipped to a customer or can be further processed and then shipped. Generally, the Company's manufacturing plants operate 24 hours a day, seven days a week, except for plants located in areas where hours of operation are limited by law, local custom or in cases when 24 hour operations are not economically advantageous.

The Company's domestic equipment has several processing features, including the capability to print "in-line" and to cut tubular film at either end to produce "bags" or to cut the side of the tubes to produce "sheeting." This sheeting can then be sold or further processed by metallizing, perforating and/or heat sealing it into a variety of products according to customer specifications.

The Company's foreign operations have the capability of further processing the sheeting using the Company's flexographic or rotogravure printing capabilities. The printed sheet is then laminated, slit and/or converted into a form desired by the customer. Sale to the customer can occur after any process or combination of processes.

The Company has regularly upgraded or replaced older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, the Company made several capital improvements, which included the construction of new manufacturing, warehouse and sales facilities in Alsip, Illinois and Wright Township, Pennsylvania, the purchase of new state-of-the-art extrusion equipment and the upgrading of older equipment. The Company is in the process of shifting production among its plants to improve efficiency and cost savings and is upgrading and replacing equipment at certain of these facilities in order to increase production capacity and enhance efficiency. The Company will continue to upgrade or replace equipment as it deems appropriate.

QUALITY CONTROL

The Company believes that maintaining the highest standards of quality in all aspects of its manufacturing operations plays an important part in its ability to maintain its competitive position. To that end, the Company has adopted strict quality control systems and procedures designed to test the mechanical properties of its products (such as strength, puncture resistance, elasticity, abrasion characteristics and sealability), which it regularly reviews, updates and modifies as appropriate. These quality control systems and procedures have been implemented in the manufacturing facilities acquired as part of the Borden Acquisition.

RAW MATERIALS

The Company manufactures film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. The Company selects its suppliers based on the price, quality and characteristics of the resins they produce. As a result of the Borden Acquisition, the Company has been able to achieve economies of scale by reason of increased purchasing power for its North American requirements. Most of the Company's purchases of resin in Fiscal 1997 have been from 15 of the 20 international resin suppliers, none of which accounted for more than 15% of the Company's requirements. The Company believes that the loss of any resin supplier would not have a materially adverse effect on the Company.

The resins used by the Company are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of the Company's raw materials and their general availability, and this could have an adverse effect on the Company's profitability if the increased costs could not be passed on to customers or if the supply is limited. The cost of resin typically comprises approximately 60% of a manufacturer's cost of goods sold. With limited exceptions, the Company has historically been able to pass on substantially all of the price increases in raw materials to its customers on a penny for penny basis, although there can be no assurance that the Company will be able to do so in the future. The Company generally maintains a resin inventory of less than one month's supply and has not experienced any difficulty in maintaining its supply. Other raw materials, principally chemical colorings and other concentrates, are available from many sources.

MARKETING AND SALES

The Company believes that its ability to continue to provide superior customer service will be critical to the Company's success. Even in those markets where the Company's products are considered commodities and price is the single most important factor, the Company believes that its sales and marketing capabilities and its ability to timely deliver products can be a competitive advantage. To that end, the Company has established good relations with its suppliers, and has long-standing relationships with most of its customers, which it attributes to its ability to consistently manufacture high-quality products and provide timely delivery and superior customer service.

The Company believes that its research and development efforts, its high efficiency equipment (which is both automated and microprocessor-controlled) and the technical training given to its sales personnel enhance the ability of the Company to expand its sales in all of its product lines. An important component of the Company's marketing philosophy is the ability of its sales personnel to provide technical assistance to customers. The Company's sales force regularly consults with customers with respect to performance of its products and the customers' particular needs and communicates with appropriate research and development staff regarding these matters. In conjunction with the research and development staff, sales personnel are often able to recommend a product or suggest a resin blend to produce the product with the characteristics/properties which best suit the customers' requirements.

The Company markets its polyethylene products in North America principally through its own sales force under the supervision of national and regional managers. The Company generally sells either directly to customers who are end-users of the products or to distributors for resale to end-users.

The Company markets its polyvinyl chloride products in North America primarily through large distributors. Sales of polypropylene in North America are made by the Company's sales force primarily to packaging converters. The Company has restructured its Proponite sales force into the newly formed PROformance division to use its preexisting relationships to sell its barrier films, cast polypropylene films and other specialty products into the existing market place. Because the Company has expanded and continues to expand its product lines, sales persons are able to offer a much broader line of products than they could offer prior to the Borden Acquisition.

During Fiscal 1996 and Fiscal 1997, approximately 52% and 35%, respectively, of the sales by the Company in North America were directly to end-users with the balance representing sales to distributors or representatives. The Company serves approximately 16,000 customers, none of which account for more than 5% of the Company's net sales.

Sales and marketing efforts in Europe and in the Asia/Pacific region are primarily by the Company's sales force to end-users, although distributors are used in cases where the distributor adds value to the customer.

DISTRIBUTION

The Company believes that the timely delivery to customers of its products is a critical factor in the Company's ability to maintain its market position. Domestically, in order to ensure timely delivery, the Company uses both internal and external sources of distribution. The Company maintains a fleet of 36 trucks, most of which it leases, for the delivery to customers of approximately 21% of the Company's products, and it uses dedicated service haulers, contract carriers and common carriers where appropriate for the remainder of its deliveries. This combination enables the Company to control the distribution process and thereby insure priority handling and direct transportation of products to its customers, thus improving the speed, reliability and efficiency of delivery.

Because of the geographic dispersion of the Company's plants, the Company is able to deliver most of its products within a 500 mile radius of its plants. This enables the Company to reduce its use of warehouses to store product. However, the Company also ships products great distances when necessary and exports to other countries.

Internationally, the Company uses common and contract carriers to deliver most of its products, both in the country of origin and for export. The Company does not deliver its own products to an appreciable degree.

RESEARCH AND DEVELOPMENT

The Company has a research and development department with a staff of approximately 20 persons. In addition, other members of management and supervisory personnel, from time to time, devote substantial amounts of time to research and development activities. The principal efforts of the research and development department are directed to maintaining and improving quality control in the Company's manufacturing operations, assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During Fiscal 1997, the Company has focused a significant portion of its research and development efforts on co-extruded (layered), cold seal, high barrier and MAPAC(TM) (modified atmosphere packaging, designed to either contain gases or allow the migration thereof) technologies.

The Company's research and development department has developed a number of products with unique properties which the Company considers proprietary, certain of which are protected by patent.

During Fiscal 1997, the Company spent approximately $2,192,000 for research and development activities. For the fiscal years ended October 31, 1996 and 1995 the Company incurred expenses for research and development activities of $635,000 and $698,000, respectively.

PROPRIETARY RIGHTS

The Company owns or has rights to 77 issued patents and has filed 36 additional patent applications. The Company also owns a number of trademarks throughout the world and is in the process of applying for additional trademarks. The Company does not consider that any of these intellectual property rights are material to its overall business. In connection with the Borden Acquisition, the Company obtained the right to use the Borden trademark in conjunction with the Company's trademark until October 1998 as the Borden trademark is phased out.

COMPETITION

The business of supplying plastic packaging products is extremely competitive, and the Company faces competition from a substantial number of companies engaged in similar and alternative packaging products businesses. Some of the Company's competitors are subsidiaries or divisions of large international, diversified companies with extensive production facilities, well developed sales and marketing staffs and substantially greater financial resources than the Company.

The Company competes principally with (i) local manufacturers, who compete with the Company in specific geographic areas, generally within a 500 mile radius of its plants, (ii) companies which specialize in the extrusion of a limited group of products which they market nationally, and (iii) a limited number of manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities domestically and internationally.

Because many of the Company's products are available from a number of local and national manufacturers, competition is highly price sensitive and margins are relatively low. The Company believes that all of its products require efficient, low cost and high speed production to remain competitive. The Company believes it also competes on the basis of quality, service (including its ability to supply customers in a timely fashion) and product differentiation.

The Company believes that there are few barriers to entry into many of the Company's markets, enabling new and existing competitors to rapidly affect market conditions. As a result, the Company may experience increased competition resulting from the introduction of products by new manufacturers. In addition, in several of the Company's markets, products are generally regarded as a commodity. As a result, competition in such markets is based almost entirely on price and service.

BACKLOG

The Company estimates that the total dollar volume of its backlog as of the end of Fiscal 1997 and Fiscal 1996 was approximately $58,000,000 and $40,000,000, respectively. These backlogs represent approximately 27 days of production in Fiscal 1997 and 14 days in Fiscal 1996. The Company believes that because the great majority of its production is based upon purchase orders rather than long term contracts, the amount of its backlog is not an important indicator of future sales.

ENVIRONMENTAL MATTERS

The Company's operations are subject to various foreign, Federal, state and local environmental laws and regulations, including, but not limited to, those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. Compliance with environmental laws, stricter interpretations of or amendments to such laws, or more vigorous enforcement policies by regulatory agencies may require material expenditures by the Company. The nature of the Company's current and former operations and the history of industrial uses at some of its facilities expose the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters.

In addition, under certain environmental laws, a current or previous owner or operator of property may be jointly and severally liable for the costs of investigation, removal or remediation of certain substances on, under or in such property, without regard to negligence or fault. The presence of, or failure to remediate properly such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. In addition, persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be jointly and severally liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by such person. Responsible parties also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. The Company believes that there are no current environmental matters that would have a material adverse effect on the Company's financial position or results operations.

NET ASSETS HELD FOR SALE

At the time of the Company's acquisition of BGP, management decided not to retain the rigids businesses of BGP. The rigids businesses manufacture, market and distribute wet food containers, dry food trays and disposable food service products. These businesses are not considered core businesses, and the Company has offered these businesses for sale with the intention that they would be sold within one year from the date of acquisition and it would use the proceeds from the sale to pay down its debt. The Company is currently negotiating the sale of these businesses, although there can be no assurance that any transaction will occur. Following October 31, 1997, such businesses will be accounted for as a discontinued operations.

EMPLOYEES

At October 31, 1997, the Company had approximately 4,200 employees worldwide, including employees at its rigids operations and officers and administrative personnel. In North America, the Company has two collective bargaining agreements, the earliest of which expires in February 1998, covering approximately 320 employees. Further, the Company has collective bargaining agreements at 16 international facilities covering substantially all of the hourly employees at such international facilities. As is common in many foreign jurisdictions, substantially all of the Company's employees in such foreign jurisdictions are covered by country-wide collective bargaining agreements. While the Company believes that its relations with its employees are satisfactory, a dispute between the Company and its employees could have a material adverse effect on the Company.

                                  MANAGEMENT

The officers and directors of the Company are as follows:


NAME                                     AGE                        POSITION
----                                     ---                        --------

J. Brendan Barba...........               56      Chairman of the Board, President and Director

Paul M. Feeney.............               55      Executive Vice President and Director

John J. Powers.............               33      Executive Vice President - Sales and Marketing

David J. Cron..............               43      Executive Vice President - Manufacturing

Lawrence R. Noll...........               49      Vice President, Secretary, Controller and Director

James B. Rafferty..........               45      Vice President and Treasurer

Robert S. House............               53      Vice President - Tax

Jean L'Allier..............               42      Vice President and General Counsel

Robert Seavey..............               51      Vice President - International Operations

Kenneth Avia...............               55      Director

William H. Carter..........               44      Director

Paul E. Gelbard............               67      Director

C. Robert Kidder...........               53      Director

Clifton S. Robbins.........               39      Director

Lee C. Stewart.............               49      Director

Scott M. Stuart............               38      Director


J. BRENDAN BARBA is one of the founders of the Company and has been its President and a director since its organization in January 1970. In November 1985 Mr. Barba assumed the additional title of Chairman of the Board of Directors of the Company.

PAUL M. FEENEY has been an Executive Vice President and a director of the Company since December 1988. From 1980 to 1988 Mr. Feeney was Vice President and Treasurer of Witco Corporation.

JOHN J. POWERS was elected Executive Vice President-Sales and Marketing in May 1996. Prior thereto, he was Vice President - Industrial Products of the Company.

DAVID J. CRON has been Executive Vice President - Manufacturing since July, 1997 Prior thereto he was Vice President - Manufacturing, a plant manager and held various other positions since 1976.

LAWRENCE R. NOLL has been a Vice President, Secretary and a director of the Company since September 1993. For more than 16 years prior thereto, he was the Controller of the Company, and he was re-elected Controller in October 1996.

JAMES B. RAFFERTY has been Vice President and Treasurer of the Company since October 1996. Prior thereto, he was Assistant Treasurer since July 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

ROBERT HOUSE has been Vice President - Tax since October 1996. Prior thereto, he was Manager - International Tax at Avnet Inc. since 1994. Prior thereto, he was Director of Taxes at Sunoco Products Company.

JEAN L'ALLIER has been employed by the Company as general counsel since April 1997. He was elected Vice President and General Counsel in November 1997. Prior to April 1997 he was engaged in the practice of law as a sole practitioner.

ROBERT SEAVEY was employed by the Company since December 1996 as director of European operations He was elected Vice President - International Operations in November 1997. Prior to December, 1996 he held various management positions with Mobil Chemicals and Interplast Group/Formosa Plastics.

KENNETH AVIA has served as a director of the Company since 1980. Mr Avia has been Executive Vice President of First Data Merchant Services (a merchant credit card processing company) since 1993 and served as Divisional Vice President of Automatic Data Processing, Inc. from 1984 to 1993.

WILLIAM H. CARTER has served as a director of the Company since October 1996. Mr. Carter has served as Executive Vice President, Chief Financial Officer and a director of Borden, Inc. since 1995, and was employed by Price Waterhouse & Co. from 1975 to 1994, most recently as a partner.

PAUL E. GELBARD has served as a director of the Company since 1991. Mr. Gelbard has been Of Counsel to Bachner, Tally, Polevoy & Misher LLP, counsel to the Company, since January 1997 and was a Partner of such firm from 1974 to 1996.

C. ROBERT KIDDER has served as a director of the Company since October 1996. Mr. Kidder has been Chairman of the Board and Chief Executive Officer of Borden, Inc. since 1995 and Chairman and Chief Executive Officer of Duracell International, Inc. from 1991 to 1995. Mr. Kidder also serves as a member of the Board of Directors of Borden, Inc., Electronic Data Systems Corporation and Dean Witter, Discover & Co.

CLIFTON S. ROBBINS has served as a director of the Company since October 1996. Mr. Robbins has been a member of KKR & Co., LLC since 1996; a general partner of Kohlberg Kravis Roberts & Co., L.P. in 1995; and an executive of Kohlberg Kravis Roberts & Co., from 1987 to 1994. Mr. Robbins also serves as a member of the Board of Directors of Borden, Inc., Borden Chemicals & Plastics, IDEX Corporation, Kindercare Learning Centers, Inc., Newsquest Capital PLC, Newsquest Media Group, Ltd. and Glenisla Group Ltd. (U.K.).

LEE C. STEWART has served as a director of the Company since December 1996. Mr. Stewart has been Vice President of Union Carbide Corporation since 1996, and was an investment banker with Bear Stearns & Co. Inc. for more than nine years prior thereto.

SCOTT M. STUART has served as a director of the Company since October 1996. Mr. Stuart has been a Member of KKR & Co., LLC since 1996; general partner of Kohlberg Kravis Roberts & Co., L.P. in 1995; and an executive of Kohlberg Kravis Roberts & Co. from 1986 to 1994. Mr. Stuart also serves as a member of the Board of Directors of Borden, Inc., Newsquest Capital PLC, World Color Press, Inc., Glenisla Group Ltd. (U.K.), KC Cable, KSL Golf Holdings, Inc., KSL Land Corporation, KSL Recreation Corporation and Newsquest Media Group, Ltd.

GOVERNANCE AGREEMENT

In connection with the Borden Acquisition, Borden and the Company entered into a Governance Agreement, dated as of June 20, 1996 (the "Governance Agreement"), with respect to certain matters relating to the corporate governance of the Company. The Governance Agreement provides that the Company's Board of Directors shall initially consist of ten members. Borden is entitled to designate four persons to serve on the Board, subject to reduction in the event that Borden's stockholdings are reduced below 25% of the outstanding common stock of the Company (the "Shares"), and to participate in the selection of one independent director so long as Borden's stockholdings remain above 10%.

The Governance Agreement also provides that Borden will have certain rights to designate directors to serve on specified committees, that the approval of a number of directors that represent at least 66-2/3% of the total number of directors will be required on certain specific Board actions, and that, as long as Borden owns in excess of 25% of Shares, a Borden-designated director must be part of the 66-2/3% majority. The Governance Agreement also provides Borden with preemptive rights to purchase additional Shares in order to maintain its percentage ownership of the Shares and that Borden may not acquire Shares such that for the three-year period following the closing of the Borden Acquisition its percentage ownership of Shares would increase beyond the number of Shares it acquired pursuant to the Borden Acquisition and that Borden is subject to certain additional standstill provisions for the three-year period.

FORWARD LOOKING STATEMENTS

Certain statements by the Company in this Annual Report in its description of the business of the Company, both prior to and subsequent to the Borden Acquisition, including its contemplated activities with respect to the Borden packaging business operations which it acquired, its statements as to its beliefs with respect to its business and its prospects and its statements of potential changes in the operations of the combined AEP and Borden business, potential savings and the integration of the Borden operations into the Company's business and statements about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to continue to maintain sales to justify capital expenses, and its ability to generate additional sales and cash flow to meet the added costs incurred by the Company as a result of the Borden Acquisition and the debt incurred, including its ability to meet the required payments under the credit agreement pursuant to which a portion of the purchase price of the Borden Acquisition was financed. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including risks associated with the ability of the Company's management to integrate the Borden operations with the AEP operations, the ability of the Company to effect cost savings in the combined operations of AEP and Borden, the ability of the Company to manage both operations efficiently, changes in market conditions, inability to pass on raw material cost increases, and competitive factors.

ITEM 2.      PROPERTIES

The Company's principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

The Company owns and leases numerous properties in the ordinary course of business. Currently such properties consist of ten manufacturing facilities in the United States and Canada, twelve in Europe, three in Australia, four in New Zealand and one in Japan, pursuant to a joint venture with Hitachi.

Sales offices are assigned to each of the Company's plants.

In addition, as part of the Borden Acquisition, the Company acquired ten leaseholds for warehouse and office facilities, nine in the United States and one in Canada. The leases expire at various times through 2018. Some of these leases provide renewal options.

The Company is in the process of divesting itself of certain of these facilities, including those located at: North Andover, Massachusetts; Moonachie, New Jersey; Scarborough, Ontario, Canada; Les Ulis, France; and Remschied, Germany.

The following chart sets forth the properties owned and operated by the Company:


LOCATION(1)                                                              APPROXIMATE
                                                                       SQUARE FOOTAGE
                                                                       --------------

NORTH AMERICA
Griffin, Georgia..............................................................330,000
Wright Township, Pennsylvania.................................................328,000
North Andover, Massachusetts..................................................250,000
Matthews, North Carolina......................................................242,000
Gainesville, Texas............................................................220,000
Alsip, Illinois...............................................................182,000
West Hill, Ontario, Canada....................................................117,000
Chino, California.............................................................115,000
Waxahachie, Texas.............................................................100,000
Edmonton, Alberta, Canada......................................................15,000

ASIA/PACIFIC

Auckland, New Zealand.........................................................154,000
Christchurch, New Zealand.....................................................128,000
Shimodate, Japan...............................................................69,000
Sydney, Australia.............................................................180,000
Melbourne, Australia...........................................................45,000

EUROPE

Apeldoom, Holland.............................................................267,000
Baudour-Lez-Mons, Belgium.....................................................223,000
Turate, Italy.................................................................220,000
Bridgwater, England...........................................................220,000
Beuningen, Holland............................................................122,000
Fecamp, France................................................................105,000
Pithiviers, France............................................................100,000
Venlo, Holland.................................................................68,000
Edinburgh, Scotland............................................................68,000
Southampton, England...........................................................61,000
Alicante, Spain................................................................52,000
Barbezieux, France.............................................................25,000

(1) Where the Company maintains multiple facilities at any particular location, the square footage has been aggregated. All facilities are owned by the Company except for the following facilities, subject to leasehold interests, which begin expiring in 1998: Bridgwater, England; Venlo, Holland; Auckland, New Zealand (both facilities); Christchurch, New Zealand (one of two facilities); Sydney, Australia (one of three facilities); and Melbourne, Australia.

The Company believes that all of its properties are well maintained and in good condition, and that the current operating facilities are adequate for its present and immediate future business needs. However, the Company is in the process of increasing capacity and automating some manufacturing operations in Europe and relocating and consolidating some manufacturing operations in North America.

At November 1, 1996, the Company had two separate manufacturing operations in North Andover, Massachusetts. The Company has closed one of these facilities and transferred the operations and equipment to other Company manufacturing facilities. In addition, as part of the Borden Acquisition, the Company acquired ten leaseholds for warehouse and office facilities, nine in the United States and one in Canada. The Company has closed down many of these facilities and transferred warehouse and office operations to existing Company facilities.

In aggregate, the Company currently utilizes approximately 6 million square feet of manufacturing, office and warehouse space excluding the North Andover facility being closed. Sales offices are assigned to each of the Company plants. As of October 31, 1997, the Company's manufacturing facilities had a combined average annual production capacity exceeding 1 billion pounds.

ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that there are currently no material legal proceedings the outcome of which would have a material adverse effect on the Company's financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

AEP's Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "AEPI." The high and low closing prices for the Company's Common Stock, as reported in NNM, for the Company's two fiscal years ended October 31, 1997, are as follows:


FISCAL YEAR AND PERIOD
----------------------

                                                           PRICE RANGE
                                                      ---------------------
                                                      HIGH              LOW

1997
----
    First quarter                                   $58.00           $46.00
    Second quarter                                   60.75            41.75
    Third quarter                                    50.00            22.00
    Fourth quarter                                   39.13            24.00

1996
----

    First quarter                                   $23.75           $21.50
    Second quarter                                   26.50            22.00
    Third quarter                                    43.50            24.50
    Fourth quarter                                   51.25            36.00

    On December 31, 1997, the closing price for a share of the Company's Common Stock, as reported by NNM, was $30.875.

    As of December 31, 1997, the Company's Common Stock was held by approximately 1,300 stockholders of record or through nominee or street name accounts with brokers.

    No dividends were paid to stockholders during the periods presented. The Company paid cash dividends to its stockholders each fiscal quarter commencing with the quarter ended July 31, 1993, through the quarter ended October 31, 1995. The Board of Directors announced in December 1995 the suspension of future dividends and that the funds would be reinvested into the Company. The restoration of future dividends is within the discretion of the Board of Directors and will depend upon business conditions, earnings, the financial condition of the Company and other relevant factors. The Company is subject to a number of covenants under the term loan and revolving credit facility and the indenture pursuant to which the 9.875% Senior Subordinated Notes were issued, including restrictions on the amount of dividends that may be paid.

    On October 11, 1996 the Company issued 2,412,818 shares of Common Stock to Borden in partial payment of the Purchase Price for the Acquisition.


ITEM 6.             SELECTED FINANCIAL DATA

                                                 YEAR ENDED OCTOBER 31
                                                 ---------------------

(in thousands,               1997             1996            1995            1994             1993
                             ----             ----            ----            ----             ----
except per share
amounts)

    INCOME
STATEMENT DATA
Net sales.........          $759,123        $270,534        $242,886        $184,669         $153,307

Operating profit..           $39,852         $15,538         $25,224         $19,734          $14,277

Income before                $13,266          $4,411         $22,399         $18,801          $11,906
extraordinary
item and
provision for
income taxes......

Income before                 $8,571          $2,553         $13,676         $11,404           $7,334
extraordinary item

Net income........            $8,571          $2,553         $13,486         $11,404           $6,880

Net income per                 $1.15           $0.50           $1.99           $1.55            $1.01
common share
before
extraordinary
item (a)..........

Net income per                 $1.15           $0.50           $1.96           $1.55            $0.95
common share (a) .

Dividends                      $0.00           $0.00           $0.10           $0.08            $0.03
declared and paid
per common share
(a)...............

BALANCE SHEET
DATA

Total assets......          $613,083        $611,665        $143,287        $118,496          $88,992

Long-term debt....          $311,522        $325,438         $82,523         $23,500          $20,095

Shareholders'                $87,982         $95,133         $16,808         $61,789          $50,616
Equity............

(a) All fiscal years prior to 1994 have been restated to give effect to a 3-for-2 stock split in the form of a dividend declared by the Company's Board of Directors in December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On October 11, 1996, in order to establish a worldwide market presence, diversify its product lines and strengthen market share in certain of its existing businesses, the Company acquired the global packaging operations of Borden, Inc. ("Borden"). The purchase price for the acquisition (the "Borden Acquisition") was approximately $280 million (including the assumption of certain indebtedness and other purchase price adjustments) and 2.4 million shares of Common Stock of the Company. However, as a result of the assumption by the Company of certain indebtedness of foreign subsidiaries acquired in the transaction, as well as certain purchase price adjustments, the actual cash portion of the purchase price was $263 million, which amount includes approximately $36 million used to repay certain additional intercompany indebtedness of such foreign subsidiaries to Borden. The Borden Acquisition was accounted for using the purchase method of accounting, and the results of operations of Borden for the 20 day period following the Borden Acquisition are included in the Company's results of operations for Fiscal 1996.

Management had decided not to retain the rigids businesses of Borden. The rigids businesses manufacture, market and distribute wet food containers, dry food trays and disposable food service products. These businesses are not considered core businesses, and the Company has offered these businesses for sale. Accordingly, the net assets of such businesses are classified as net assets held for sale in the accompanying Consolidated Balance Sheets and the results of the rigids businesses have not been included in the Company's results of operations. The $15 million carrying value of the rigids businesses represents the Company's best estimate as to the fair market value based on recent market information.

The Borden Acquisition resulted in a significant increase in the Company's sales and costs associated therewith. As a result, the results of operations for the years ended October 31, 1997 and 1996 and, to a lesser extent, for the years ended October 31, 1996 and 1995, are not comparable from period to period. A summary of unaudited proforma consolidated results of operations of the Company as if the Acquisition had occurred at November 1, 1995, has been presented in
Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 1997 AS COMPARED TO YEAR ENDED OCTOBER 31, 1996

Net sales for Fiscal 1997 increased by 181% to $759,123,000 from $270,534,000 during Fiscal 1996. This increase in net sales reflects the Borden Acquisition which resulted in increased net sales in North America of $199,097,000, in Europe of $208,906,000 and in the Asia/Pacific region of $80,586,000. The Company believes that sales during Fiscal 1997 were negatively impacted as a result of volume and price declines in the overall North America stretch wrap business due to overcapacity which was partially offset by volume increases in the Company's other product lines, Europe and Asia/Pacific had an increase in sales volume which was offset by a decrease in average selling prices when compared to the proforma results in the prior year.

Gross profit for Fiscal 1997 increased by 167% to $159,732,000 from $59,770,000 during the same period in Fiscal 1996. This increase in gross profit resulted from the Borden Acquisition and consisted of increased gross profit in North America of $43,564,000, Europe of $41,777,000 and the Asia/Pacific region of $14,621,000. Gross profit as a percentage of sales during 1997 declined to 21.0% from 22.1% during Fiscal 1996 primarily as a result of overcapacity and intense competition in the North America stretch wrap business, which was partially offset by cost savings associated with the Borden Acquisition. This overcapacity resulted in reduced sales volume and underutilization of plant facilities, each of which negatively impacted margins as labor and other fixed costs were spread over fewer sales. Europe had a slight increase in gross margins due to increased sales volumes, which lowered production costs by increasing plant efficiencies. Asia/Pacific had decreased gross profit margins primarily due to the deterioration of economic conditions in the regions which resulted in lower average selling prices.

Operating expenses for Fiscal 1997 increased 171% to $119,880,000 from $44,232,000 during Fiscal 1996. This increase of $75,648,000 in operating expenses can be attributed to the businesses acquired from Borden and the operating expenses associated with them. Operating expenses as a percentage of sales during Fiscal 1997 decreased slightly to 15.8% from 16.3% during Fiscal 1996. Operating expenses in Fiscal 1997 reflect certain synergies achieved as a result of the Borden Acquisition through the consolidation of administrative and sales personnel and warehouse facilities, partially offset by higher than expected costs associated with closing operations at a North Andover plant and relocating certain of those operations to the Griffin, Georgia plant. The Company incurred increased warehouse and delivery costs during the current period due to the installation of new delivery systems to accommodate this consolidation.

Interest expense for Fiscal 1997 increased by 161% to $30,061,000 from $11,517,000 during Fiscal 1996. This increase in interest expense is primarily due to increased borrowings used to finance the Borden Acquisition and an additional charge of $3,330,000 for loan origination fees applicable to amendments to the current credit facility in connection with the Company's issuance of its $200,000,000 of 9.875% Senior Subordinated Notes. A decline in interest rates during Fiscal 1997 partially offset this increase for the period

Other income for Fiscal 1997 increased to $3,475,000 from $390,000 in Fiscal 1996. The amount for the Fiscal 1997 includes $1,278,000 in interest income, $198,000 in foreign currency exchange gains realized during the period, $416,000 in gain from the sale of securities and income from investment in a joint venture of $317,000. Also included in other income were $256,000 in gains on sales of machinery and equipment $121,000 in rental income and other miscellaneous income earned for the period.

Net income for Fiscal 1997 increased by 236% to $8,571,000 from $2,553,000 in Fiscal 1996. This increase was due primarily to additional sales volume attributable to the Borden Acquisition, offset by the aforementioned overcapacity in the stretch wrap business, as well as increased interest expense.

YEAR ENDED OCTOBER 31, 1996 AS COMPARED TO YEAR ENDED OCTOBER 31, 1995

Net sales for Fiscal 1996 increased by 11% to $270,534,000 from $242,886,000 during the Company's fiscal year ended October 31, 1995 ("Fiscal 1995"). This increase can be attributed to the additional sales revenue generated from the Borden Acquisition. The business of the Company excluding Borden had an increase in sales volume of 19%, which was offset by an 18% decrease in per unit selling prices, which decrease was primarily due to corresponding reductions in market prices for resins.

Gross profit for Fiscal 1996 decreased by 1% to $59,770,000 from $60,373,000 in Fiscal 1995. The Fiscal 1996 gross profit was adversely impacted by approximately $7,300,000 because the Company absorbed inventory valuation charges of $5,600,000 related to the acquisition of Borden inventory and an additional charge during the fourth quarter of Fiscal 1996 of $1,700,000 incurred in the build up of Company inventory levels. These charges were primarily a result of the Company's consistent costing of its inventories using the last-in, first-out (LIFO) method. Gross profit as a percentage of sales during Fiscal 1996 declined to 22.1% from 24.9% during Fiscal 1995, primarily as a result of the aforementioned inventory charges which more than offset the increases in gross profit margin attributable to the increase in sales volume net of the reduction in per unit sales prices.

Operating expenses for Fiscal 1996 increased by 26% to $44,232,000 from $35,149,000 in Fiscal 1995. Approximately $5,200,000 of the Fiscal 1996 amount can be attributed directly to the additional expenses absorbed by the Company for the 20 day period of operations following the Borden Acquisition. The AEP business had an increase of $2,200,000, or 13%, in shipping and warehousing costs and an increase of $1,500,000, or 12%, in selling expenses which were directly attributable to the 19% increase in sales volume. Operating expenses as a percentage of sales during Fiscal 1996 increased to 16.3% from 14.5% during Fiscal 1995, primarily as a result of the 18% decrease in per unit selling prices partially offset by the increase in sales volume.

Interest expense for Fiscal 1996 increased by 259% to $11,517,000 from $3,209,000 in Fiscal 1995. This increase can be attributed to new credit facilities and increased borrowings during Fiscal 1996. In Fiscal 1996, the Company incurred interest expense associated with the credit facility that was put in place during the fourth quarter of Fiscal 1995, which financed the Company's purchase of shares of the Company's Common Stock (the "Stock Repurchase") for its treasury from its stockholders and chief executive officer. In October 1996, the Company replaced that credit facility with the Credit Agreement used to finance the Borden Acquisition and retire the then existing credit facility. The Company absorbed an additional charge to interest expense in Fiscal 1996 of $2,900,000 for loan origination fees applicable to the old credit facility. Interest expense as a percentage of sales increased to 4.3% during Fiscal 1996 from 1.3% during Fiscal 1995, primarily as a result of the additional debt incurred as a result of the Stock Repurchase and the Borden Acquisition.

Other income in Fiscal 1996 amounted to $390,000, which consisted primarily of interest and dividend income of $113,000, net gains on sale of machinery and equipment of $71,000, foreign currency exchange gains of $135,000, and other miscellaneous income of $71,000.

Net income for Fiscal 1996 decreased by 81% to $2,553,000 from $13,486,000 in Fiscal 1995. This decrease was due primarily to the aforementioned charges totaling $7,300,000 related to valuation of inventories and increased interest expense incurred during the period, including the charge of $2,900,000 for loan origination fees on the old credit facility.

YEAR ENDED OCTOBER 31, 1995 AS COMPARED TO YEAR ENDED OCTOBER 31, 1994

Net sales for Fiscal 1995 increased by 32% to $242,886,000 from $184,669,000 during the Company's fiscal year ended October 31, 1994 ("Fiscal 1994"). The increase was attributable primarily to a 27% increase in average selling prices combined with a 4% increase in sales volume. The increase in per unit selling prices was a result of an increase in raw material (resin) costs, which were passed through to customers.

Gross profit for Fiscal 1995 increased by 12% to $60,373,000 from $54,068,000 in Fiscal 1994. The increase in gross profit resulted from volume increases and higher selling prices per unit offset by start-up costs associated with the implementation of new production lines in the Company's Midwest facility and a provision of $740,000 related to the 1996 relocation of the Company's New Jersey manufacturing facility to Pennsylvania. Gross profit as a percentage of sales during Fiscal 1995 declined to 24.9% from 29.3% during Fiscal 1994, as the Company maintained its gross profit per unit sold as selling prices per unit increased as a result of increased resin costs, thereby resulting in lower gross profit margins.

Operating expenses for Fiscal 1995 increased by 2% to $35,149,000 from $34,334,000 in Fiscal 1994. This increase in operating expenses can be directly attributed to the Company's 4% increase in sales volume over the prior year which increased selling expenses. These increased costs were offset by a reduction in per unit delivery costs during the year, which can be attributed to the opening of the Company's Midwest plant. Operating expenses as a percentage of sales decreased during Fiscal 1995 to 14.5% from 18.6% during Fiscal 1994, primarily as a result of the increased unit selling prices noted above coupled with reduced per unit operating expenses.

Interest expense in Fiscal 1995 increased by 120% to $3,209,000 from $1,456,000 in Fiscal 1994. This increase was due to the Company's new credit facility, which replaced its old credit facility and was used to finance the Stock Repurchase. These purchases were completed during the fourth quarter of Fiscal 1995. Interest expense as a percentage of sales increased during Fiscal 1995 to 1.3% from 0.8% during Fiscal 1994, primarily as a result of the establishment of the new credit facility.

Other income in Fiscal 1995 totaled $384,000, which included, among other things, interest and dividend income of $213,000 and gain on sales of machinery and equipment of $109,000.

Net income in Fiscal 1995 increased by 18% to $13,486,000 from $11,404,000 in Fiscal 1994. This increase was a result of the improvement in gross profit due to increased sales volume and a nominal increase in operating expenses. This improvement was partially offset by an extraordinary net of tax charge of $190,000 associated with the prepayment penalty paid when the Company prepaid its 6.59% Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow generated from operations and borrowings by the Company or its subsidiaries under various credit facilities. The Company's principal uses of cash have been to fund working capital, including operating expenses, debt service, and capital expenditures.

The Company's working capital amounted to $56,045,000 at October 31, 1997, compared to $75,624,000 at October 31, 1996. This decrease of $19,579,000 in working capital is primarily attributable to maturities of long term debt and the strengthening of the United States dollar during Fiscal 1997, thereby reducing the translation of working capital balances of foreign subsidiaries. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

On October 11, 1996, the Company entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent, and the banks party thereto. The Credit Agreement provided the Company with two credit facilities, consisting of a term credit facility in the amount of $350,000,000 and a revolving credit facility for an amount up to $100,000,000. The proceeds borrowed under the Credit Agreement were used to pay the $263,000,000 cash portion of the purchase price for the Borden Acquisition, to repay the $95,400,000 balance under the then existing term credit and revolving credit obligations and to pay the expenses and related costs of the Borden Acquisition and the borrowing under the Credit Agreement. The term loan commitment expired on the date of the closing of the Credit Agreement and the borrowing of the term loan thereunder. Amounts repaid or prepaid with respect to the term loan may not be reborrowed. As of October 31, 1997, there was $320,000,000 outstanding under the term credit facility and no outstanding borrowings under the revolving credit facility.

As a result of the Company's high degree of leverage and the effect on net sales that occurred as a result of overcapacity in the domestic stretch wrap industry, the Company believed there was a substantial likelihood that it would fail to maintain certain financial ratios, including minimum fixed charge coverage and leverage ratios, at the levels required by the Credit Agreement. The Company received a waiver relating to such ratios and entered into an amendment to the Credit Agreement. The amendment, among other things, modifies the financial covenants to require maintenance of such ratios at levels which the Company believes it can achieve, although there can be no assurance in this regard.

On November 19, 1997, the Company completed an offering of $200,000,000 in aggregate principal amount of 9.875% Senior Subordinated Notes due November 15, 2007. The issue price was 99.224% resulting in an effective yield of 10%. The net proceeds from the Notes have been used to repay a portion of the indebtedness outstanding under the Company's outstanding Credit Agreement.

After giving retroactive effect to the sale of the Notes on November 19, 1997, and the application of the net proceeds therefrom, at October 31, 1997, the Company would have had $128,000,000 outstanding under the term credit facility, no outstanding borrowings under the revolving credit facility, and $200,000,000 Notes due November 2007 outstanding.

The Company also has a $10,000,000 unsecured revolving credit facility available for working capital purposes. At October 31, 1997, there were no outstanding borrowings under this facility.

The Company also maintains various unsecured short-term credit facilities at its foreign subsidiaries. At October 31, 1997, the aggregate amount outstanding under such facilities was approximately $51,000,000 and approximately $20,000,000 was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries. Approximately $42,000,000 of such indebtedness is guaranteed by the Company.

The Company's cash and cash equivalents decreased by $7,924,000 for Fiscal 1997, as compared to an increase of $11,738,000 during Fiscal 1996. Net cash provided by operating activities during Fiscal 1997 was $39,316,000 primarily due to net income of $8,571,000, depreciation and amortization expense of $32,651,000 offset by net decreases in other operating assets and liabilities of $1,906,000. Net cash provided by operating activities during Fiscal 1996 was $7,336,000, which was primarily due to net income of $2,553,000 and depreciation and amortization expense of $12,534,000, offset by net decreases in other operating assets and liabilities of $7,751,000. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

Net cash used in investing activities during Fiscal 1997 was $43,536,000, resulting primarily from the net investment in capital expenditures of $39,352,000 and certain acquisitions in the Asia/Pacific region of $8,758,000 which were partially offset by the sale of certain marketable securities and machinery and equipment. Net cash used in investing activities during Fiscal 1996 was $269,018,000, resulting primarily from cash used to consummate the Borden Acquisition of $254,939,000 (net of cash acquired) and capital expenditures of $14,040,000.

Net cash provided by financing activities during Fiscal 1997 was $1,640,000, reflecting net borrowings on long-term debt of $10,549,000 and stock issuances of $1,091,000, offset by a repayment under the revolving credit portion of the Credit Agreement of $10,000,000. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity. Net cash provided by financing activities during Fiscal 1996 was $274,703,000, which reflected $370,300,000 in funds received under the Credit Agreement (of which $263,000,000 was used to consummate the Borden Acquisition), offset in part by the repayment of existing long-term debt of $101,710,000.

The Company anticipates that its Fiscal 1998 capital expenditures will be approximately $32,000,000, of which approximately $16,000,000 has been committed and approximately $8,000,000 is expected to be utilized for general maintenance of equipment. This investment in capital expenditures is expected to be used to expand the Company's product lines and increase capacity of existing equipment.

The Company anticipates that in Fiscal 1998 its debt service will approximate $49,451,000, including scheduled principal payments of $15,451,000 and interest expense of approximately $34,000,000. The Company also has approximately $50,000,000 of foreign bank borrowings due to be paid in Fiscal 1998, which will be refinanced.

The Company believes that its cash flow from operations, combined with the availability of funds under the Credit Agreement and credit lines available to the Company's foreign subsidiaries for local currency borrowings, will be sufficient to meet the Company's working capital, capital expenditure and debt service requirements for the foreseeable future. The Company may also expects to receive cash in the event that its rigids businesses are sold.

EFFECTS OF INFLATION

Inflation is not expected to have significant impact on the Company's business.

YEAR 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company is currently undertaking a systems readiness review which will help mitigate the risks associated with the Year 2000 issue. The Company has purchased certain new operating systems during Fiscal 1997 and as a result, the Year 2000 issues will not have a material effect on its financial position and results of operations.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations contains "Forward Looking Statements" about the Company's prospects for the future such as its ability to generate sufficient working capital, its ability to continue to maintain sales and profits of its combined AEP and Borden operations and its ability to generate sufficient funds to meet its cash requirements. Such statements are subject to certain risks and uncertainties which can cause actual results to differ materially from those projected, including availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for the Company's products and price fluctuations which could adversely impact the Company's inventory. Parties are cautioned not to rely on any such forward looking benefits or judgments in this section and in other parts of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index:

               Report of Independent Public Accountants
               Financial Statements:

                   Consolidated Balance Sheets as of October 31, 1997 and 1996

                   Consolidated Statements of Income -- For the years
                          ended October 31, 1997, 1996 and 1995

                   Consolidated Statements of Shareholders' Equity -- For
                          the years ended October 31, 1997, 1996 and 1995

                   Consolidated Statements of Cash Flows -- For the
                          years ended October 31, 1997, 1996 and 1995

                   Notes to Consolidated Financial Statements

               Financial Statement Schedules:

                   Schedules included are set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see "Item 1. Business - Executive Officers of the Company" of Part I hereof and the table and text under the caption "Name of Nominee and Certain Biographical Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on April 14, 1998 (the "Proxy Statement"), which information is incorporated herein by reference.

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

           None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. (a Delaware corporation) as of October 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.


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

                                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
December 23, 1997

                               AEP INDUSTRIES INC.

           CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1997 AND 1996

                      (in thousands, except share amounts)



                       ASSETS                                  1997             1996
                       ------
                                                          ---------------- ----------------

CURRENT ASSETS:
   Cash and cash equivalents                                      $4,143          $12,067
   Marketable securities                                               -            2,070
   Accounts receivable, less allowance of

     $5,226 and $5,097 in 1997 and
     1996, respectively, for doubtful accounts                   112,219          104,302
   Inventories, net                                               92,021           94,336
   Net assets held for sale                                       15,000           15,000
   Other current assets                                           12,978           16,327
                                                          ---------------- ----------------

                Total current assets                             236,361          244,102

PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation
and amortization                                                 292,743          290,316









GOODWILL less accumulated amortization
of $1,351 and $51 in 1997 and 1996, respectively                  43,183           52,906


INVESTMENT IN JOINT VENTURE                                       15,345           15,028

OTHER ASSETS                                                      25,451            9,313
                                                          ---------------- ----------------

                Total assets                                    $613,083         $611,665
                                                          ================ ================


                     LIABILITIES AND
                   SHAREHOLDERS' EQUITY                        1997               1996
                   --------------------
                                                          ---------------    ----------------

   CURRENT LIABILITIES:
      Current portion of debt                                    $65,484            $51,019
      Accounts payable                                            74,720             68,327
      Accrued expenses                                            40,112             49,132
                                                          ---------------    ----------------

                   Total current liabilities                     180,316            168,478

   LONG-TERM DEBT                                                311,522            325,438


   OTHER LONG TERM LIABILITIES                                     6,278              7,041
   DEFERRED INCOME TAXES                                          26,985             15,575

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY

      Preferred stock -- $1.00 par value; 1,000,000

        shares authorized; none issued                                 -                  -
      Common stock -- $.01 par value;
      30,000,000 shares and 20,000,000 shares
      authorized in 1997
      and 1996, respectively; 9,988,330 and
      9,931,303 shares issued in 1997 and 1996,
      respectively                                                   100                 99
      Additional paid-in capital                                  89,974             88,052
      Treasury stock - common stock; at cost,
        2,781,543 and 2,801,000 shares in 1997
        and 1996, respectively                                   (61,783)           (62,142)
      Retained earnings                                           78,679             70,108
       Cumulative translation adjustment                         (18,988)            (1,283)
       Net unrealized investment gain, net of taxes                    -                299


                                                          ---------------    ----------------
                   Total shareholders' equity                     87,982             95,133
                                                          ---------------    ----------------


                   Total liabilities and shareholders'
                     equity                                     $613,083           $611,665
                                                          ===============    ================


The accompanying notes to financial statements are an integral part of these balance sheets.

                               AEP INDUSTRIES INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                      (in thousands, except per share data)


                                                                     1997                  1996                  1995
                                                               ------------------    ------------------    ------------------
NET SALES                                                              $759,123              $270,534              $242,886
COST OF SALES                                                           599,391               210,764               182,513
                                                               ------------------    ------------------    ------------------
                Gross profit                                            159,732                59,770                60,373

OPERATING EXPENSES:
   Delivery and warehousing                                              46,492                20,825                16,666
   Selling                                                               43,363                15,701                12,940
   General and administrative                                            30,025                 7,706                 5,543
                                                               ------------------    ------------------    ------------------
                Total operating expenses                                119,880                44,232                35,149
                                                               ------------------    ------------------    ------------------

                Income from operations                                   39,852                15,538                25,224

OTHER INCOME (EXPENSE):

   Interest expense                                                     (30,061)              (11,517)               (3,209)
   Other, net                                                             3,475                   390                   384
                                                               ------------------    ------------------    ------------------
                                                                        (26,586)              (11,127)               (2,825)
                                                               ------------------    ------------------    ------------------

                Income before extraordinary
                  item and provision
                  for income taxes                                       13,266                 4,411                22,399
                                                               ------------------    ------------------    ------------------
PROVISION FOR INCOME TAXES                                                4,695                 1,858                 8,723
                                                               ------------------    ------------------    ------------------

                Income before
                  extraordinary item                                      8,571                 2,553                13,676

EXTRAORDINARY ITEM, net of income
   tax benefit of $120 in 1995                                                -                     -                  (190)
                                                               ------------------    ------------------    ------------------
                Net income                                               $8,571                $2,553               $13,486
                                                               ==================    ==================    ==================

INCOME PER SHARE OF COMMON STOCK:
       Before extraordinary item                                         $1.15                  $.50                 $1.99
       Extraordinary item                                                 -                     -                     (.03)
                                                               ------------------    ------------------    ------------------
                Net income                                               $1.15                  $.50                 $1.96
                                                               ==================    ==================    ==================

The accompanying notes to financial statements are an integral part of these statements.


                                                                              AEP INDUSTRIES INC.


                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                      (in thousands)


                                            Common  Stock     Treasury Stock
                                         ----------------------------------------
                                           Shares    Amount   Shares      Amount
                                         -------------------------------------------
BALANCES AT OCTOBER 31, 1994                7,368     $ 74

   Issuance of common stock upon
     exercise of stock options(Note 8)         62
   Issuance of common stock pursuant
     to stock purchase plan (Note 8)           10
   Net income
   Cash dividends
   Purchase of treasury stock (Note 8)                           2,633  $  (58,304)
   Other                                       (3)

                                         -------------------------------------------
BALANCES AT OCTOBER 31, 1995                7,437       74       2,633     (58,304)

   Issuance of common stock upon
      exercise of stock options(Note 8)        66        1
   Issuance of common stock pursuant
      to stock purchase plan (Note 8)          15
   Issuance of common stock pursuant
      to acquisition of Borden Global       2,413       24
      Packaging (Note 8)
   Net income
   Purchase of treasury stock (Note 8)                             168      (3,838)
   Translation adjustments
   Net unrealized investment gain

                                         -------------------------------------------
BALANCES AT OCTOBER 31, 1996                9,931     $ 99       2,801  $  (62,142)
   Issuance of common stock upon
      exercise of stock options(Note 8)        46        1
   Issuance of common stock pursuant
      to stock purchase plan (Note 8)          11        -
    Tax benefit from stock option
      exercises
    Net Income
    ESOP Contribution                                              (19)        359
    Sale of securities
    Translation adjustments

                                         -------------------------------------------
 BALANCES AT OCTOBER 31, 1997               9,988     $100       2,782  $  (61,783)


                                            Additional    Cumulative   Net Unrealized
                                             Paid-in      Translation    Investment     Retained

                                             Capital       Adjustment        Gain       Earnings
                                        ----------------------------------------------------------
BALANCES AT OCTOBER 31, 1994                  $ 7,009                                   $54,706

   Issuance of common stock upon
     exercise of stock options(Note 8)            470
   Issuance of common stock pursuant
     to stock purchase plan (Note 8)               66
   Net income                                                                            13,486
   Cash dividends                                                                          (637)
   Purchase of treasury stock (Note 8)
   Other                                          (62)

                                        ----------------------------------------------------------
BALANCES AT OCTOBER 31, 1995                    7,483                                    67,555

   Issuance of common stock upon
      exercise of stock options(Note 8)           308
   Issuance of common stock pursuant
      to stock purchase plan (Note 8)             285
   Issuance of common stock pursuant
      to acquisition of Borden Global          79,976
      Packaging (Note 8)
   Net income                                                                             2,553
   Purchase of treasury stock (Note 8)
   Translation adjustments                                $ (1,283)
   Net unrealized investment gain                                          $   299

                                        ----------------------------------------------------------
BALANCES AT OCTOBER 31, 1996                  $88,052     $ (1,283)        $   299      $70,108
   Issuance of common stock upon
      exercise of stock options(Note 8)           727
   Issuance of common stock pursuant
      to stock purchase plan (Note 8)             363
    Tax benefit from stock option
      exercises                                   160
    Net Income                                                                            8,571
    ESOP Contribution                             672
    Sale of securities                                                          (299)
    Translation adjustments                                (17,705)

                                        ----------------------------------------------------------
 BALANCES AT OCTOBER 31, 1997                 $89,974     $(18,988)           -         $78,679
==================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

                                                          AEP INDUSTRIES INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                                            (in thousands)
                                                                            1997                  1996                  1995
                                                                    -------------------    -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $8,571                $2,553               $13,486
   Adjustments to reconcile net income to
     net cash provided by operating activities-
       Depreciation and amortization                                       32,651                12,534                 9,822
            ESOP contribution                                               1,031                     -
            Net (gain)/loss on sale of securities                            (416)                    -                     -
            Net (gain)/loss on sale of equipment                             (256)                    -                     -
       Provision for losses on accounts receivable and inventory            2,605                   527                   500
            Write-off of debt issuance costs                                3,330                     -                     -
            Deferred income taxes                                           2,704                   288                 1,190
            Equity in unremitted earnings of joint venture                   (317)                    -                     -
    Changes in operating assets and liabilities, net of
       acquisition of business
       (Increase) in accounts receivable                                   (9,561)               (4,383)               (2,750)
       (Increase) decrease in inventories                                   1,354                 4,393                (2,323)
       (Increase) decrease in other current assets                          2,749                (1,573)                 (684)
       (Increase) decrease in other assets                                (18,868)               11,332                (2,531)
            Decrease in goodwill                                            8,423
       Increase (decrease) in accounts payable                              6,393                (8,576)                6,047
       (Decrease)  in accrued expenses                                     (9,020)               (9,759)                 (167)
       Increase in deferred income taxes                                    8,706                     -                     -
            (Decrease)  in other long term  liabilities                      (763)                    -                     -
                                                                   ------------------    -----------------     ------------------
                Net cash provided by operating
                  activities                                               39,316                 7,336                22,590
                                                                   ------------------    -----------------     ------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of Borden Global Packaging, net of cash acquired                 -              (254,939)                    -
   Capital expenditures                                                   (39,352)              (14,040)              (28,402)
   Sales and retirements of property, plant and equipment, net              2,088                    14                    20
   Acquisition of assets in Australia                                      (8,758)
   Purchases of marketable securities                                           -                   (53)                    -
   Sales of marketable securities                                           2,486                     -                 1,925
                                                                   ------------------    -----------------     ------------------
                Net cash used in investing activities                     (43,536)             (269,018)              (26,457)
                                                                   ------------------    -----------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under
     long-term credit facilities                                          (10,000)                9,357                (2,500)
   Net borrowings of debt                                                  10,549               370,300                92,964
   Net repayments on long-term debt                                             -              (101,710)              (28,059)
   Proceeds from issuance of common stock                                   1,091                   594                   474
   Purchase of treasury stock                                                   -                (3,838)              (58,304)
   Payment of cash dividends                                                    -                     -                  (637)
                                                                   ------------------    -----------------     ------------------
                Net cash provided by financing
                  activities                                                1,640               274,703                 3,938
                                                                   ------------------    -----------------     ------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                   (5,344)               (1,283)                    -
                                                                   ------------------    -----------------     ------------------
                Net increase (decrease) in cash                            (7,924)               11,738                    71
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                       12,067                   329                   258
                                                                   ==================    =================     ==================
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $4,143               $12,067                  $329
                                                                   ==================    =================     ==================

                               AEP INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION:

       AEP Industries Inc. (the "Company") is an international manufacturer of a wide range of plastic film products. The Company's products are used in a number of industrial, commercial, food and agricultural applications and are sold worldwide, including North America, Western Europe and the Asia/Pacific regions.

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

       RESEARCH AND DEVELOPMENT COSTS -

         Research and development costs are charged to expense as incurred. Approximately $2,192,000, $635,000, and $698,000 for 1997, 1996 and
         1995, respectively, was incurred for such research and development.

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

       DERIVATIVES -

         Derivative financial instruments are utilized by the Company to reduce interest rate and foreign exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

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

       GOODWILL -

         Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities (Note 3), is being amortized on a straight line basis over the period of expected benefit of thirty-five (35) years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or rendered the goodwill not recoverable.

       FAIR VALUE OF FINANCIAL INSTRUMENTS -

         Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt is discussed in Note 7.

       CONCENTRATION OF CREDIT RISK -

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, trade receivables and financial instruments used in hedging activities.

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

         The counterparties to the agreements relating to the Company's foreign exchange and interest rate instruments consist of a number of major, international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company continually monitors the credit ratings of such counterparties, and limits the financial exposure and the amount of agreements entered into with any one institution.

       NET INCOME PER SHARE OF COMMON STOCK -

         Net income per share of common stock is calculated using the weighted average number of shares of common stock and (where dilutive) common stock equivalents (options) outstanding during the period. The number of shares used in the per share computations was 7,452,393 in 1997, 5,077,725 in 1996, and 6,883,306 in 1995.

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

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which becomes effective for the Company's fiscal year beginning November 1, 1997, establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts must be restated under the new standard when it becomes effective. Under the new standard, basic EPS would have been $1.19, $0.52 and $1.96 in 1997, 1996 and 1995, respectively and diluted EPS would have been $1.15 and $0.50 in 1997 and 1996, respectively.

       STOCK BASED COMPENSATION -

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation ." This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue using the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to continue accounting for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and to provide the disclosures required by SFAS No.123 (See Note 8).

       LONG-LIVED ASSETS -

         Effective November 1, 1996, the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recovered. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying value or the fair market value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

       REPORTING COMPREHENSIVE INCOME -

         In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of the Statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. This standard is effective for the Company's fiscal year beginning November 1, 1998. The Company will make the necessary disclosures, if necessary, when required and as this statement relates solely to disclosure provisions, believes that the adoption of this standard will have no effect on its financial position or results of operations.

       RECLASSIFICATIONS -

         Certain prior year amounts have been reclassified in order to conform with the 1997 presentation.

(3)   ACQUISITION OF BUSINESS

     On October 11, 1996, the Company acquired the Global Packaging Business ("BGP") of Borden, Inc. for a combination of cash and shares of Company common stock. The cash portion of the purchase price was $264,400,000, after all adjustments, and the stock portion of the purchase price totaled $80 million and consisted of 2,412,818 shares valued at $33.15625 per share, representing the average market share price at the time the acquisition was agreed to and announced. The cash portion of the purchase price was financed through bank debt.

     The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Included in accrued expenses are approximately $14 million and $2.5 million at October 31, 1996 and October 31, 1997, respectively, of additional acquisition costs (Note 6). The acquisition resulted in goodwill of approximately $53 million which is being amortized on a straight line basis over thirty-five years.


     At the time of the Company's acquisition of BGP, management decided not to retain the rigids' businesses of BGP. The rigids' businesses manufacture, market and distribute wet food containers, dry food trays and disposable food service products. These businesses are not considered core businesses and the Company has offered these businesses for sale with the intention that they would be sold within one year from the date of the acquisition and it would use the proceeds from the sale to pay down its debt. Accordingly, the Company has classified the net assets of such businesses as Net assets held for sale in the accompanying Consolidated Balance Sheets. For the year ending October 31, 1997, the net losses from the rigids' businesses amounted to approximately $6 million and are not included in the Company's results of operations. The carrying value of net assets held for sale represents the Company's best estimate at October 31, 1997 as to the fair market value based on recent market information.

     The Company is actively pursuing the sale of these operations and remains committed to a formal plan of sale and effective November 1, 1997, has begun recording the rigids' businesses as discontinued operations until such time as they are sold.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and BGP, without the rigids' businesses, as if the acquisition had occurred at the beginning of fiscal 1995 and 1996, respectively, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

                                                             ------------------For the Year Ended---------------

     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                OCTOBER 31, 1996                   OCTOBER 31, 1995
                                                             ----------------                   ----------------
                                                                                  (unaudited)
           Net Sales                                            $765,449                             $804,489
           Operating Income                                       42,227                               54,676
           Net Income                                             10,019                               20,074
           Earnings per Share                                      $1.36                                $2.16

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


                                                                        October 31,
                                                            -------------------------------------
                                                                  1997                1996
                                                            -----------------    ----------------
         (IN THOUSANDS)
         Raw materials                                              $22,212              $27,362
         Finished goods                                              67,246               66,095
         Supplies                                                     4,060                2,689
                                                            -----------------    ----------------
                                                                     93,518               96,146
         Less:     Inventory Reserve                                  1,497                1,810
                                                            -----------------    ----------------
         Total Inventories, net                                     $92,021              $94,336
                                                            =================    ================

     The last-in, first-out (LIFO) method was used for determining the cost of approximately 50% and 44% of total inventories at October 31, 1997 and 1996, respectively. Inventories would have been increased by $2,330,000 and $9,358,000 at October 31, 1997 and 1996, respectively, if the FIFO method had been used exclusively. Due to the Company's continuous manufacturing process, there is no significant work in process at any point in time.

 (5) PROPERTY, PLANT AND EQUIPMENT:

     A summary of the components of property, plant and equipment and their estimated useful lives is as follows-


                                                           October 31,                       Estimated
                                               -------------------------------------
         (IN THOUSANDS)                              1997                1996              Useful Lives
                                               -----------------    ----------------    --------------------
         Land                                          $15,164              $12,982
         Buildings                                      76,601               72,867     15 to 31.5 years
         Machinery and equipment                       260,327              242,812     3 to 16 years
         Furniture and fixtures                          7,461                6,304     9 years
         Leasehold improvements                          2,293                2,521     6 to 25 years
         Motor vehicles                                  3,924                6,561     3 years
         Construction in progress                       16,471               12,266
                                               -----------------    ----------------

                                                       382,241              356,313
         Less- Accumulated depreciation

           and amortization                             89,498               65,997
                                               -----------------    ----------------

                                                      $292,743             $290,316
                                               =================    ================


     Maintenance and repairs expense was approximately $13,500,000, $1,845,000, and $2,283,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

(6)        ACCRUED EXPENSES

     At October 31, 1997 and 1996, accrued expenses consisted of the following-


           (IN THOUSANDS)                                               1997                 1996
                                                                  -----------------    -----------------
           Payroll and employee benefits                                  $15,147              $12,394
                Interest                                                    3,181                1,130
           Taxes (other than income)                                        4,325                4,805
           Customer Rebates                                                 6,994                3,811
           Acquisition Related:

                Severance                                                   2,000                7,800
                Professional Fees                                               -                2,200
                Relocation of machinery and equipment                           -                2,800
                Other                                                         458                1,527
           Other                                                            8,007               12,665
                                                                  -----------------    -----------------

                                                                          $40,112              $49,132
                                                                  =================    =================

 (7)  DEBT:

       A summary of the components of debt is as follows-


                                                                                  October 31,
                                                                 ---------------------------------------------------
         (IN THOUSANDS)                                                1997                           1996
                                                                 -----------------           -----------------------

         Term loan facility                  (a)                        $320,000                    $350,000
         Revolving credit facility           (a)                          -                           10,000
         Pennsylvania Industrial Loans       (b)                           5,981                       5,196
         Foreign bank borrowings             (c)                          51,025                      11,261
                                                                 -----------------           -----------------------
             Total Debt                                                  377,006                     376,457
         Less- Current portion                                            65,484                      51,019
                                                                 -----------------           -----------------------
         Long-Term Debt                                                 $311,522                    $325,438
                                                                 =================           =======================

       (a) On October 11, 1996, to facilitate the acquisition of BGP, the Company entered into a long term credit agreement (the "Credit Agreement") with a consortium of banks arranged by Morgan Guaranty Trust Company of New York. The Credit Agreement provided the Company with two credit facilities consisting of (1) a six year amortizing term loan facility in the amount of $350,000,000 and (2) a six year revolving credit facility in the amount of $100,000,000. The Company borrowed under the Credit Agreement: (1) a $5,000,000 prime rate loan at 8.25% (this was repaid prior to October 31, 1996); (2) $10,000,000 under the revolving credit facility (this was repaid in 1997); and
           (3) $350,000,000 term loan with installment payments due quarterly in 1997 and in increasing amounts thereafter ($30 million was repaid in 1997). At October 31, 1996, the interest rates ranged from 5.8875% to 6.075%. Concurrent with the above, the Company repaid its prior credit facilities totaling $95,356,869.

           As a result of the Company's high degree of leverage and the effect on net sales that occurred as a result of overcapacity in the domestic stretch wrap industry, the Company believed there was a substantial likelihood that it would fail to maintain certain financial ratios, including minimum fixed charge coverage and leverage ratios, at the levels required by the Credit Agreement. The Company received a waiver relating to such ratios and entered into an amendment to the Credit Agreement (the "Amendment") in October 1997.

           The principal effects of the Amendment relate to the interest rate applicable to the Credit Agreement and the amortization schedule with respect to the term loan made thereunder. The interest rate margins which determine the interest rates applicable to the loans under the Credit Agreement have been increased as follows: the margin applicable to Base Rate loans (formerly 0%) has been increased to a range from 0% to .75% and the margin applicable to LIBOR Rate loans (formerly .25% to .625%) has been increased to a range from .45% to 1.75%. The required amortization payments in respect of the term loan have been reduced so that, instead of amortizing the full principal during the term of the loan, a balloon payment equal to the remaining outstanding principal balance of the term loan will be due at maturity (October 11, 2002). As a result of the Amendment, the Company has written-off the unamortized prior debt issuance costs of $3,330,000 and has capitalized $1,050,000 of amendment fees. (See
           Note 16).

           The Amendment contains certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio, fixed charge coverage ratio and certain restrictions on, and not limited to, dividends, mergers, investments, asset sales and additional indebtedness.

       (b) During 1996, the Company entered into the following financing arrangements in connection with the construction of its Wright Township, Pennsylvania manufacturing facility:

               $1,600,000 fifteen year fixed rate 2% loan due on August 1, 2011; $3,300,000 fifteen year fixed rate 2% loan due on July 1, 2011;
               $ 400,000 seven year fixed rate 2% loan due on July 1, 2003. During 1997, the Company also entered into the following financing arrangements with Wright Township, Pennsylvania:

               $750,000 five year fixed rate 1% loan due on February 24, 2002.

               $400,000 fifteen year fixed rate 2% loan due on August 1, 2011.

           The Company has repaid $355,000 and $114,000 of these borrowings during 1997 and 1996, respectively.

       (c) These amounts consist of short term foreign bank borrowings at an average interest rate of approximately 6.9% and 6.1% in 1997 and 1996, respectively, and long term debt of $818,000 and $615,000 in 1997 and 1996, respectively. In 1996, the long term debt was held in Italy and South Africa, with average interest rates of 12.36% and 18.59%, respectively. In 1997, the long term debt was held in Australia, Italy and South Africa, with average interest rates of 11.47%, 12.36% and 18.59%, respectively.

       Payments required on all debt during each of the next five years are as follows-

           (IN THOUSANDS)

                   1998                            $65,484
                   1999                             15,627
                   2000                             20,550
                   2001                             25,548
                   2002                             20,118
                   Thereafter                      229,679
                                            -----------------
                                                  $377,006
                                            =================

       Cash paid for interest during 1997, 1996 and 1995 was $22,178,000, $7,546,000 and $3,273,000, respectively.

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

       In August 1995, the Company executed a stock purchase agreement with J. Brendan Barba, the Chairman of the Board, President and Chief Executive Officer of the Company under which the Company purchased and placed into treasury 1,550,000 shares of the Company's stock owned by Mr. Barba at $21.04 per share. Pursuant to a self tender offering commencing in August 1995, to its shareholders, the Company purchased and placed into treasury during 1996 and 1995 168,000 and 1,083,000 shares, respectively, of the Company's stock at $22.75 per share. The purchases of treasury stock were accounted for under the cost method. During 1997, the Company issued 19,457 shares from treasury to fund the Company's ESOP (Note 9).

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

       The 1995 Stock Option Plan ("1995 Option Plan") has reserved 500,000 shares of Common Stock for the granting of options to key employees of the Company, including directors and officers. The 1995 Option Plan became effective January 1, 1995, and will terminate December 31, 2004. The 1995 Option Plan, provides for the grant of incentive stock options ("ISOs") which may be exercised over a period of ten years, issuance of SARS, restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 1995 Option Plan, options have been granted to key employees and outside directors for terms of up to ten years, at an exercise price not less than the fair value at the date of grant, with the exception of participants who were granted ISOs at 110% of the fair value because they possessed more than 10% of the voting rights of the Company's outstanding common stock at the time of grant, which options are exercisable in whole or in part at stated times from the date of grant up to five years from the date of grant. The Stock Option Committee is made up entirely of outside directors who administer the 1995 Option Plan. Under the Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. During 1997 and 1996, 125,900 and 2,000 options, respectively, under the 1995 Option Plan were canceled. As of October 31, 1997 and 1996, 164,020 and 171,000 options respectively, were available for grant.

       The 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") became effective July 1, 1995 and will terminate June 30, 2005. The 1995 Purchase Plan has an aggregate of 300,000 shares of common stock which has been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last day of each six-month offering period. As of October 31, 1997 and 1996, 10,682 and 15,176 shares, respectively, had been issued under the 1995 Purchase Plan.

         In November 1985, the Board of Directors and the shareholders of the Company adopted the Company's 1985 Stock Option Plan (the "1985 Option Plan") and 1985 Employee Stock Purchase Plan (the "1985 Purchase Plan").

       Under the 1985 Option Plan, 772,500 options were granted to key employees of the Company, including directors and officers. At October 31, 1997 and 1996, 44,695 and 79,075 options, respectively, had been exercised and 353,290 and 420,425 options were outstanding. During 1997 and 1996, 22,440 and 7,500 options respectively, under the 1985 Option Plan were canceled. The 1985 Option Plan expired on October 31, 1995.

       Under the 1985 Purchase Plan, an aggregate of 187,500 shares of common stock were made available for purchase through December 31, 1995. As of October 31, 1995, 139,063 shares had been issued under the Purchase Plan and the 48,437 shares which were available for purchase through December 31, 1995, have expired as of October 31, 1996.

       Transactions under the Purchase Plans are as follows-


                                                                    Number of            Number of             Purchase
                                                                     Shares               Shares                Price
                                                                    1995 Plan            1985 Plan            Per Share
                                                                 ----------------     ----------------     -----------------
         Available at October 31, 1995                               300,000               48,437
             Expired                                                                      (48,437)
            Purchased                                                (15,176)                                   $18.12
                                                                 ----------------     ----------------
         Available October 31, 1996                                  284,824                    -
            Purchased                                                (10,682)                   -               $34.00
                                                                 ----------------     ----------------
         Available October 31, 1997                                  274,142                    -
                                                                 ================     ================

       Transactions under the Option Plans are as follows-


                                                           Number of           Option Price             Weighted Average
                                                             Shares              Per Share               Exercise Price
                                                         ---------------    --------------------   ---------------------------
              Outstanding at October 31, 1995                509,000          $5.09-23.13                    $15.32
                Granted                                      329,000         $23.75-51.15                    $40.96
                Exercised                                    (79,075)         $5.66-18.75                    $9.27
                 Forfeited                                    (9,500)         $5.66-24.93                    $9.81
                                                         ---------------                           ---------------------------

              Outstanding at October 31, 1996                749,425          $5.09-51.15                    $27.28
                Granted                                      136,180         $31.00 - 57.50                  $36.64
                Exercised                                    (47,995)         $6.00 - 24.93                  $14.97
                 Forfeited                                  (148,340)        $11.33 - 57.50                  $42.97
                                                         ---------------                           ---------------------------
              Outstanding at October 31, 1997                689,270          $5.09 - 51.15                  $26.61
                                                         ===============                           ===========================

       The weighted average fair values of options granted in 1996 at prices above market value and at market value are $11.89 and $24.09 respectively. The weighted average exercise price of options granted in 1996 at prices above market value and at market value were $33.68 and $41.99, respectively.

       The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                           1997                  1996
                                                     -----------------    -------------------
               Risk-Free Interest Rates                   6.56%                 6.23%
               Expected Lives                              7.2                   6.5
               Expected Volatility                         41%                   43%

       The following table summarizes information about stock options outstanding at October 31, 1997:


                                        Number of             Weighted         Weighted          Number             Weighted
                                         Options              Average          Average         Exercisable          Average
                                     Outstanding at          Remaining         Exercise            at               Exercise
   Range of      Exercise Price      October 31, 1997      Contractual Life      Price       October 31, 1997         Price
--------------- ----------------- ---------------------- ------------------- ------------- -------------------- -----------------
    $5.09            $7.64               38,100                 3.8             $5.79            38,100              $5.79
     7.65            11.47               46,300                 3.6              9.91            43,420               9.82
    17.23            25.84               320,590                7.5             20.29            126,876             19.83
    25.85            38.77               129,280                8.4             30.18             6,000              27.42
    38.78            51.15               155,000                8.6             46.81            30,000              46.83
--------------- ----------------- ---------------------- ------------------- ------------- -------------------- -----------------
     5.09            51.15               689,270                7.5             $26.61           244,396             $19.36

       Had compensation expense for all stock option grants in fiscal years 1997 and 1996 been determined consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                                                 1997                   1996
                                                                           ------------------    -------------------
                  Net Income:                  As Reported                      $8,571                $2,553
                        (IN THOUSANDS)         Pro Forma                         7,436                 2,321

                  Net Income Per Share:        As Reported                       1.15                   .50
                                               Pro Forma                         1.03                   .48


       The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

(9)   PENSIONS AND RETIREMENT SAVINGS PLAN

         The Company sponsors various post retirement plans for most full-time employees. Total pension expense for 1997, 1996 and 1995 was $3,030,500, $814,000, and $166,000, respectively. The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its foreign locations, obtained through the acquisition of BGP.

         Effective January 1, 1996, the Company's United States operations amended its 401(k) savings plan to become a 401(k) Savings and Employee Stock Ownership Plan (the "Plan"). Employees of the Company in the U.S. who have completed one year of service and are over the age of 21 (with the exception of those employees covered by a collective bargaining agreement) may participate. The Plan shall be primarily invested in the common stock of the Company. The Company will use shares currently held in treasury for contributions to the Plan.

         The Company makes a contribution of the Company's common stock equal to 1% of a participant's compensation for the plan year and will match 75% of a participant's contribution up to 4% of the participant's compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's stock will be valued for the first ten business days of the month of February following the close of any Plan year. In 1997 and 1996, respectively, 19,457 and 0 shares were issued. The Company has expensed approximately $1,031,000 and $814,000 in 1997 and 1996, respectively, related to this Plan.

         Under the Company's 401(k) savings plan prior to the 1996 amendment (in the Unites States only), the Company matched 25% of eligible employee contributions up to 6% of compensation. Costs charged to expense relating to this plan were $166,000 for the year ended October 31, 1995.

         The Company also sponsors defined contribution plans at selected foreign locations obtained through the BGP acquisition. The plans cover full time employees and provide for employer contributions of between 3% and 5% of salary or a percentage of employee contributions. The Company's contributions related to these plans for 1997 totaled approximately $224,500.

         The Company also has defined benefit plans in certain of its foreign locations, obtained through the BGP acquisition. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service. The Company funds these plans in amounts actuarially determined or with the funding requirements of federal law and regulations.

         The following table presents a reconciliation of the status of the foreign defined benefit pension plans to accrued pension liability:


                 (IN THOUSANDS)                                 October 31,            October 31,
                                                                   1997                    1996
                                                             ------------------      -----------------
                 Vested benefit obligation                           $(13,644)              $(17,021)
                 Accumulated benefit obligation                       (15,055)               (18,375)

                 Projected benefit obligation                         (19,295)               (23,113)
                 Plan assets at fair value                             14,602                 16,936

                 Unrecognized net gain                                    123                  -
                                                             ------------------      -----------------

                 Plan assets less than projected
                        benefit obligation                            $(4,570)               $(6,177)
                                                             ==================      =================

         The above amounts are included in other long term liabilities.

The components of net periodic pension costs for the foreign defined benefit pension plans are as follows:

         (IN THOUSANDS)

                                               1997
                                           --------------
         Service costs of benefits
            earned during the year               $2,034
         Interest cost of projected
            benefit obligation                    1,325
         Actual return (gain)
            on assets                            (1,152)
         Employee contributions                    (504)
                                           --------------
         Net Pension Expense                     $1,703
                                           ==============

As BGP was acquired on October 11, 1996, the 1996 net periodic pension costs for the foreign defined benefit plans were immaterial.

The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 1997 and October 31, 1996, were as follows:

                                                October 31,        October 31,
                                                  1997                1996
                                                  ----                ----

           Discount rate                            7%                 7.5%
           Salary progression rate                  4%                 4.1%
           Long term rate of return                 6%                 8.4%

   (10)   INVESTMENT IN JOINT VENTURE

          In connection with the acquisition of BGP, the Company acquired for $15 million, fifty percent of Borden Hitachi, a joint venture with Hitachi. The joint venture manufactures pallet-wrap and polyvinyl chloride ("PVC") food films for the Japanese industrial, institutional and consumer markets.

          The investment is being accounted for using the equity method of accounting. The investment account has been increased for income of the joint venture of $317,000 in 1997 and $28,000 during the period October 12 to October 31, 1996. These amounts are included in other income.

(11)       INCOME TAXES:

          The provision for income taxes is summarized as follows-

                                                                Year Ended October 31,
                                               ----------------------------------------------------------
         (IN THOUSANDS)                              1997                1996                 1995
                                               -----------------    ----------------    -----------------
         Current
           Federal                                     $   -                 $976              $6,176
            State and Local                                -                  416               1,357
           Foreign                                     1,991                  178                   -
                                               -----------------    ----------------    -----------------
                                                       1,991                1,570               7,533
                                               -----------------    ----------------    -----------------
         Deferred:
             Federal and State                        $1,101                 $728              $1,190
             Foreign                                   1,603                 (440)                  -
                                               -----------------    ----------------    -----------------
                                                       2,704                  288               1,190
                                               -----------------    ----------------    -----------------
         Total provision for income taxes             $4,695               $1,858              $8,723
                                               =================    ================    =================

Undistributed earnings of the Company's foreign subsidiaries of approximately $5.8 million are considered permanently invested outside the United States and as a result, the Company has not provided federal income taxes on the unremitted earnings. A determination of the deferred tax liability from a distribution of foreign earnings has not been made as such determination is not practicable.

The tax effects of significant temporary differences which comprise the deferred tax assets (liabilities) at October 31, 1997 and 1996 are as follows-

                                                                                          October 31,
         (IN THOUSANDS)                                                            1997                1996
                                                                             -----------------    ---------------
         Deferred tax asset-
           Bad debt expense                                                             $463                 $389
           Unicap adjustment                                                             351                  189
           Alternative minimum tax                                                     1,262                1,048
            Fixed assets                                                               3,620                  -
            Net operating loss carryforwards                                          27,919                  -
           Other                                                                          14                    7
                                                                             -----------------    ---------------
                      Gross deferred tax asset                                        33,629                1,633
              Valuation Allowance                                                    (14,739)                   -
                                                                             =================    ===============
                       Net deferred tax asset                                        $18,890               $1,633
                                                                             =================    ===============

Deferred tax assets are recorded in other current assets and other long term assets.

         Deferred tax liability
              Depreciation                                                          $(26,119)           $(15,406)
              Other                                                                     (866)               (169)

                                                                             ================    ===================
                      Deferred tax liability                                        $(26,985)           $(15,575)
                                                                             ================    ===================

During the year, the Company reduced goodwill by approximately $8.4 million relating to the deferred tax assets established as a result of the acquisition of BGP.

Approximately $53.4 million of total net operating losses remained at October 31, 1997, $33.7 million of which expire in the years 1998 through 2002, and $2.3 million of which can be carried forward indefinitely. The benefits of these carryforwards are dependent on the taxable income in those foreign jurisdictions in which they arose and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. In the event that the tax benefits relating to the valuation allowance are realized, substantially all of such benefits would reduce goodwill. Additionally, there are approximately $17.4 million of federal net operating losses in the United States available to be carried forward, which will expire in the year 2012.

A reconciliation of the provision for taxes on income before extraordinary item to that which would be computed at the statutory rate of 34%, 34%, and 35% in 1997, 1996 and 1995, respectively is as follows-


                                                                                 Year Ended October 31,
                                                                --------------------------------------------------------
         (IN THOUSANDS)                                               1997               1996                1995
                                                                -----------------   ----------------    ----------------
         Provision at statutory rate                                     $4,510              $1,500              $7,840
         State tax provision, net
           of Federal tax benefit                                           153                 275                 882
         Effect of non U.S. operations taxed at rates
         different  than U.S Federal statutory rate                         142                 (73)                  -
         Other, net                                                        (110)                156                   1
                                                                -----------------   ----------------    ----------------
                                                                         $4,695              $1,858              $8,723
                                                                =================   ================    ================

United States income tax returns for fiscal years 1994, 1995 and 1996 are currently under examination by the Internal Revenue Service. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

Cash paid for income taxes paid during 1997, 1996 and 1995 was approximately $2,633,000, $3,990,000 and $7,101,000, respectively.

(12) LEASE COMMITMENTS:

The Company has lease agreements for several of its facilities and certain transportation equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $5,710,000, $2,366,000 and $2,617,000 for 1997, 1996 and 1995, respectively.

Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows-

   (IN THOUSANDS)

                            1998                    $4,000
                            1999                     3,183
                            2000                     2,329
                            2001                     1,821
                            2002                     1,463
                            Thereafter               9,478
                                           -------------------
                                                   $22,274
                                           ===================

(13)   COMMITMENTS AND CONTINGENCIES

       Employment Contracts -

       On October 11, 1996, the Company entered into employment agreements with the Chairman of the Board , President and Chief Executive Officer and with the Executive Vice President of the Company. Each contract has a term of five years with a base salary of $500,000 for the Chairman and $240,000 for the Executive Vice President. The base salary is increased each year by a percentage equal to the percentage increase, if any, in the consumer price index. The employment agreements provide that each individual may be terminated without cause prior to the expiration of the agreement, and in such case, each person would be entitled to severance payments equal to two times the sum of the annual base salary then in effect plus the bonus earned for the immediate preceding year, payable over a two year period.

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

(14)   QUARTERLY FINANCIAL DATA (UNAUDITED):


(IN THOUSANDS, EXCEPT PER SHARE DATA)               January 31,          April 30,           July 31,          October 31,
                                                   ---------------    ----------------    ---------------    ----------------

1997
----
Net sales                                                 $181,686           $190,302           $198,031           $189,104
Gross profit                                                39,475             39,065             39,708             41,484
Net income                                                   4,056              1,991              2,214                310
                                                   ---------------    ----------------    ---------------    ----------------

   Net income per share of
     common stock                                            $0.56              $0.27              $0.30              $0.04
                                                   ===============    ================    ===============    ================


1996
Net sales                                                  $54,770            $55,821            $63,907            $96,036
Gross profit                                                16,235             15,097             15,619             12,819
Net income (loss)                                            3,205              2,464              2,305             (5,421)

   Net income (loss) per share of
     common stock                                            $0.64              $0.50              $0.47             ($1.03)
                                                   ===============    ================    ===============    ================

Earnings per share are computed independently for each of the quarters presented.

(15)    SEGMENT INFORMATION

         The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. It operates in three geographical regions, North America, Europe and Asia/Pacific.

         Information about the Company's operations by geographical area as of and for the year ended October 31, 1997 is as follows:

           (IN THOUSANDS)


                                                                                                 Depreciation
                                               Net           Operating          Capital               and           Identifiable
                                              Sales           Income          Expenditures        Amortization         Assets
                                         ---------------- ---------------- ------------------- ------------------ -----------------
           North America                     $469,631          $28,170           $22,628             $22,862           $353,570
           Europe/South Africa                208,906            4,785             9,891               5,867            169,418
           Asia/Pacific                        80,586            4,965             6,833               3,922             59,750
            Corporate                           -                1,932              -                  -                 30,345
                                         ================ ================ =================== ================== =================
                    Total                    $759,123          $39,852           $39,352             $32,651           $613,083
                                         ================ ================ =================== ================== =================


         Included in Corporate assets are the investment in joint venture and the net assets held for sale. Included in the Corporate operating income are the income from joint venture and all elimination and adjusting entries.

         As the acquisition of BGP occurred on October 11, 1996, segment information is not material as of and for the year ending October 31, 1996 and not applicable prior to the acquisition.

         Intersegment sales and export sales are not material. Operating income includes all costs and expenses directly related to the geographical area. Identifiable assets are those used in each segment's operations, except net assets held for sale which represents the fair market value of those assets.

         No single customer accounted for more than 10% of sales in any year.

         In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosures for each business segment that are similar to current requirements, with the addition of quarterly disclosures and more detailed geographic disclosures. The Company is not required to adopt SFAS 131 until the year ending October 31, 1999. SFAS 131 relates solely to disclosure provisions, and therefore will not have any effect on the results of operations, financial position and cash flows of the Company.

(16)    SUBSEQUENT EVENT

         On November 19, 1997, the Company completed an offering of $200 million in aggregate principal amount of 9.875% Senior Subordinated Notes due November 15, 2007 (the "Notes"). The issue price was 99.224% resulting in an effective yield of 10%. The net proceeds (approximately $193 million) from the Notes have been used to repay a portion of the indebtedness outstanding under the Company's outstanding Credit Agreement (Note 7).

         In January 1998, the Company completed the sale of its operations in South Africa to local management for $1 million plus the settlement of all intercompany items. As of and for the year ending October 31, 1997, total assets for this operation amounted to approximately $6.5 million and net losses amounted to approximately $700,000 respectively. The sale did not result in any gain or loss.

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

                                                                    SCHEDULE II


                                                               AEP INDUSTRIES INC.

                                                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   FOR THE THREE YEARS ENDED OCTOBER 31, 1996
                                                                 (in thousands)

                                                           Additions
                                        Balance at          Charged         Deductions                               Balance
                                       Beginning of            to              From                                  at End
                                           Year             Earnings         Reserves           Other                of Year
                                       --------------    --------------    --------------    ------------        -----------------

YEAR ENDED
   OCTOBER 31, 1997:
     Allowance for doubtful
       accounts                              $5,097            $1,644           $ 1,768            $ 253                $5,226
                                       ==============    ==============    ==============    ============        =================
        Inventory                            $1,810              $961           $ 1,106            $(168)               $1,497
                                       ==============    ==============    ==============    ============        =================

YEAR ENDED
   OCTOBER 31, 1996:
     Allowance for doubtful
       accounts                              $1,421              $527            $  390           $3,539  A.            $5,097
                                       ==============    ==============    ==============    ============        =================
        Inventory                            $    0              $253            $    -           $1,557  A.            $1,810
                                       ==============    ==============    ==============    ============        =================

YEAR ENDED
   OCTOBER 31, 1995:
     Allowance for doubtful
       accounts                              $1,498              $500              $577               $0                $1,421
                                       ==============    ==============    ==============    ============        =================

Note A: Amounts were obtained through the purchase of Borden Global Packaging.

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

Dated:  January 26, 1998                AEP INDUSTRIES INC.


                                        By: /s/ J. Brendan Barba
                                            --------------------------
                                            J. Brendan Barba
                                            Chairman of the Board, President and
                                            Principal Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 26, 1998                AEP INDUSTRIES INC.


                                        By: /s/ J. Brendan Barba
                                            --------------------------
                                            J. Brendan Barba
                                            Chairman of the Board, President and
                                            Principal Executive Officer

Dated:  January 26, 1998

                                        By: /s/ Paul M. Feeney
                                            --------------------------
                                            Paul M. Feeney
                                            Executive Vice President,
                                            Principal Financial Officer and
                                                      Director

Dated:  January 26, 1998

                                       By: /s/ Lawrence R. Noll
                                           -------------------------------
                                           Lawrence R. Noll
                                           Controller, Principal Accounting
                                           Officer and Director

Dated:  January 26, 1998

                                       By: /s/ Kenneth Avia
                                           -------------------------------
                                           Kenneth Avia
                                           Director

Dated:  January 26, 1998

                                       By: /s/ William Carter
                                           -------------------------------
                                           William Carter
                                           Director

Dated:  January 26, 1998

                                       By: /s/ Paul E. Gelbard
                                           -------------------------------
                                           Paul E. Gelbard
                                           Director

Dated:  January 26, 1998

                                       By: /s/ C. Robert Kidder
                                           -------------------------------
                                           C. Robert Kidder
                                           Director

Dated:  January 26, 1998

                                       By: /s/ Clifton S. Robins
                                           -------------------------------
                                           Clifton S. Robins
                                           Director

Dated:  January 26, 1998

                                       By: /s/ Lee Stewart
                                           -------------------------------
                                           Lee Stewart
                                           Director

Dated:  January 26, 1998

                                       By: /s/ Scott A. Stuart
                                           -------------------------------
                                           Scott A. Stuart
                                           Director

                                       INDEX TO EXHIBITS

EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT                                  PAGE

3(a) Restated Certificate of Incorporation of the Company as filed April 11, 1997 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on 10-Q for the quarter ended July 31, 1997)

3(b)               Amended and Restated By-Laws of the Company
                   (incorporated by reference to Exhibit 4 to Registrant's report on Form 8-K, dated October 11, 1996)

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

10(f)(1) Credit Agreement, dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company, as
                   Agent, and the banks party thereto (incorporated by reference to Exhibit 3 to Registrant's report on Form 8-K, dated October 11, 1996)

10(f)(2) Amendment No. 1, dated as of October 24, 1997, to the Credit Agreement dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company as Agent and the Bank's party thereto

10(g) Tender Offer to Purchase, dated as of August 10, 1995, (incorporated by reference to Exhibit (a)(1) as filed on August 10, 1995, with Schedule 13E-4)

10(h) Stock Purchase Agreement, dated as of August 2, 1995, between the Company and J. Brendan Barba (incorporated by reference to Exhibit (c) as filed on August 10, 1995 with Schedule 13E-4)

10(i)(1) Purchase Agreement, dated as of June 20, 1996, without exhibits, between the Company and Borden Inc.
                   (incorporated by reference to Exhibit C-1 to Registrant's report on Form 8-K, dated June 20, 1996)

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

10(l) Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney

10(m) Purchase Agreement, dated November 14, 1997, among Registrant and J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Brothers Inc (incorporated by reference to Exhibit 1 to Registrant's report on Form 8-K, dated November 19, 1997)

10(n) Registration Rights Agreement, dated as of November 19, 1997, among Registrant and J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Brothers, Inc (incorporated by reference to Exhibit 1 to Registrant's report on Form 8-K, dated November 19, 1997)

10(o) Indenture, dated as of November 19, 1997, between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 1 to Registrant's report on Form 8-K, dated November 19, 1997)

10(p) Agreement for Sale of Business, dated July 18, 1997, between ICI Australia Limited and ICI Australia Operations PTY Limited as Seller, and Registrant's subsidiary AEP Industries (Australia) PTY Limited, as Purchaser

23                 Consent of Arthur Andersen LLP

24                 Power of Attorney (see "Power of Attorney" on signature page)

27                 Financial Data Schedule