Form 10-K405/A
period 1997-10-31
AEP INDUSTRIES INC
filed 1998-01-30
CIK 785787

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1997, or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to _______________________

Commission file number            0-14550
                      --------------------


                              AEP INDUSTRIES INC.
         (Exact name of registrant as specified in its charter)

Delaware                                    22-1916107
-------------------------------             ----------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)              Number)

125 Phillips Avenue
South Hackensack, New Jersey                07606-1546
----------------------------                ----------
(Address of principal executive offices)    (zip code)

Registrant's telephone number, including area code: (201) 641-6600
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
Title of each class                             which registered
-------------------                         -------------------------
     None                                          ---------

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.01 par value
                             -----------------------------
                                   (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                   Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 30, 1998                AEP Industries Inc.
                                       (Registrant)
                                       S/A Lawrence R. Noll
                                       Vice President, Controller & Secretary