Form 10-Q
period 1998-01-31
AEP INDUSTRIES INC
filed 1998-03-13
CIK 785787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended January 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

YES X                                                                  NO ______

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  SHARES
                                                              OUTSTANDING AT
            CLASS OF COMMON STOCK                            FEBRUARY 27, 1998
---------------------------------------------  ---------------------------------------------
               $.01 Par Value                                    7,228,153

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.
                                 BALANCE SHEETS

                                                                                    JANUARY 31,     OCTOBER 31,
                                                                                        1998            1997
                                                                                   --------------  --------------
                                                                                    (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    2,289,000  $    4,143,000
  Accounts receivable, less allowance of $5,253,000 in 1998 and $5,226,000 in
    1997 for doubtful accounts...................................................     100,692,000     112,219,000
  Inventories, net...............................................................      95,439,000      92,021,000
  Net assets of discontinued operations..........................................      15,000,000      15,000,000
  Other current assets...........................................................      14,623,000      12,978,000
                                                                                   --------------  --------------
      Total current assets.......................................................     228,043,000     236,361,000
                                                                                   --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization of $92,793,000
  in 1998 and $89,498,000 in 1997................................................     285,237,000     292,743,000
GOODWILL less accumulated amortization of $1,672,000 in 1998 and $1,351,000 in
  1997...........................................................................      42,862,000      43,183,000
INVESTMENT IN JOINT VENTURE......................................................      15,434,000      15,345,000
OTHER ASSETS.....................................................................      34,134,000      25,451,000
                                                                                   --------------  --------------
      TOTAL ASSETS...............................................................  $  605,710,000  $  613,083,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings..........................................................  $   65,760,000  $   65,484,000
  Accounts payable...............................................................      73,452,000      74,720,000
  Accrued expenses...............................................................      31,815,000      40,112,000
                                                                                   --------------  --------------
      Total current liabilities..................................................     171,027,000     180,316,000
LONG-TERM DEBT...................................................................     312,912,000     311,522,000
OTHER LONG TERM LIABILITIES......................................................       5,800,000       6,278,000
DEFERRED INCOME TAXES............................................................      26,967,000      26,985,000
                                                                                   --------------  --------------
      Total liabilities..........................................................     516,706,000     525,101,000
                                                                                   --------------  --------------
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares authorized; none
    outstanding..................................................................        --              --
  Common stock--$.01 par value, 20,000,000 shares authorized; 10,000,540 and
    9,988,330 shares, issued in 1998 and 1997, respectively......................         100,000         100,000
  Additional paid-in capital.....................................................      90,061,000      89,974,000
  Treasury stock--common stock; at cost, 2,781,543 shares in 1998 and 1997.......     (61,783,000)    (61,783,000)
  Retained earnings..............................................................      79,933,000      78,679,000
  Cumulative translation adjustment..............................................     (19,307,000)    (18,988,000)
                                                                                   --------------  --------------
      Total shareholders' equity.................................................      89,004,000      87,982,000
                                                                                   --------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $  605,710,000  $  613,083,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes to financial statements are an integral part of these balance sheets

                              AEP INDUSTRIES INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                  (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                            JANUARY 31,
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   --------------  --------------
NET SALES........................................................................  $  178,292,000  $  181,686,000
COST OF SALES....................................................................     138,545,000     142,211,000
                                                                                   --------------  --------------
    Gross profit.................................................................      39,747,000      39,475,000
                                                                                   --------------  --------------

OPERATING EXPENSES
  Delivery and warehousing.......................................................      11,778,000      10,204,000
  Selling........................................................................       9,829,000      10,547,000
  General and administrative.....................................................       7,496,000       7,754,000
                                                                                   --------------  --------------
    Total operating expenses.....................................................      29,103,000      28,505,000
                                                                                   --------------  --------------

OTHER INCOME (EXPENSE):
  Interest expense...............................................................      (8,151,000)     (6,578,000)
  Other, net.....................................................................         355,000       1,062,000
                                                                                   --------------  --------------
                                                                                       (7,796,000)     (5,516,000)
                                                                                   --------------  --------------
    Income before provision for income taxes.....................................       2,848,000       5,454,000

PROVISION FOR INCOME TAXES.......................................................         991,000       1,398,000
                                                                                   --------------  --------------
    Income from continuing operations............................................       1,857,000       4,056,000

DISCONTINUED OPERATIONS
  (Loss) from operations of discontinued Rigids business (less applicable income
    tax benefit of $389,000).....................................................        (603,000)       --
                                                                                   --------------  --------------
    Net Income...................................................................       1,254,000       4,056,000
Retained earnings, beginning of period...........................................      78,679,000      70,108,000
Retained earnings, end of period.................................................  $   79,933,000  $   74,164,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Earnings Per Share:
Basic income from continuing operations..........................................  $         0.25  $         0.57
Basic loss from discontinued operations..........................................           (0.08)       --
                                                                                   --------------  --------------
Basic net income.................................................................  $         0.17  $         0.57
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Diluted income from continuing operations........................................  $         0.25  $         0.54
Diluted loss from discontinued operations........................................           (0.08)       --
                                                                                   --------------  --------------
Diluted net income...............................................................  $         0.17  $         0.54
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                         FOR THE THREE MONTHS
                                                                                           ENDED JANUARY 31,
                                                                                     -----------------------------
                                                                                          1998           1997
                                                                                     --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $    1,254,000  $   4,056,000
  Adjustments to reconcile net income to net cash provided by operating activities
    -
    Depreciation and amortization..................................................       8,576,000      9,393,000
    Net (gain) loss on sale of equipment...........................................         (38,000)       (20,000)
    Provision for losses on accounts receivable and inventory......................         391,000        686,000
    Minority interest income.......................................................         (89,000)       (83,000)
    Net (gain) loss on sale of securities..........................................        --             (416,000)
    Decrease in accounts receivable................................................       8,870,000      5,583,000
    Decrease (Increase) in inventories.............................................      (5,158,000)     8,347,000
    Decrease (Increase) in other current assets....................................       2,013,000      3,228,000
    Increase in other assets.......................................................      (8,683,000)      (634,000)
    (Decrease) increase in accounts payable........................................         312,000    (10,307,000)
    (Decrease) increase in accrued expenses........................................      (7,538,000)     1,441,000
    (Decrease) increase in long term liabilities...................................        (127,000)    (2,290,000)
                                                                                     --------------  -------------
      Net cash (used in) provided by operating activities..........................        (217,000)    18,984,000
                                                                                     --------------  -------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.............................................................      (4,343,000)   (12,690,000)
  Sales and retirements of property, plant and equipment, net......................          27,000      1,233,000
  Sale of marketable securities....................................................        --            2,486,000
  Proceeds from sale of subsidiary.................................................       2,284,000       --
                                                                                     --------------  -------------
      Net cash used in investing activities........................................      (2,032,000)    (8,971,000)
                                                                                     --------------  -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of Subordinated Notes.....................................     198,500,000       --
  Repayments on Term Loan..........................................................    (196,591,000)    (8,000,000)
  Net borrowings...................................................................         933,000      4,102,000
  Proceeds from issuance of common stock...........................................          87,000        450,000
                                                                                     --------------  -------------
      Net cash provided by (used in) financing activities..........................       2,929,000     (3,448,000)
                                                                                     --------------  -------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH...........................................      (2,534,000)    (8,886,000)
                                                                                     --------------  -------------
NET(DECREASE) INCREASE IN CASH:....................................................      (1,854,000)    (2,321,000)
CASH AT BEGINNING OF PERIOD:.......................................................       4,143,000     12,067,000
                                                                                     --------------  -------------
CASH AT END OF PERIOD:.............................................................  $    2,289,000  $   9,746,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest........................................  $    6,062,000  $   7,072,000
                                                                                     --------------  -------------
  Cash paid during the period for--income taxes....................................  $      730,000  $      41,000
                                                                                     --------------  -------------

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997.

    Certain prior period amounts have been reclassified in order to conform with the current quarter's presentation.

(2) NET INCOME PER SHARE OF COMMON STOCK

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended January 31, 1998, and 1997 were 7,209,016 and 7,138,771, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities. The number of shares used in such computation for the three months ended January 31, 1998, and 1997 were 7,380,642 and 7,482,147, respectively. Prior periods have been restated to reflect such adoption.

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                                                   JANUARY 31,      OCTOBER 31,
                                                                                      1998             1997
                                                                                 ---------------  ---------------
Raw Materials..................................................................   $  24,344,000    $  22,212,000
Finished Goods.................................................................      68,164,000       67,246,000
Supplies.......................................................................       4,242,000        4,060,000
                                                                                 ---------------  ---------------
                                                                                     96,750,000       93,518,000
Less: Inventory Reserve........................................................      (1,311,000)      (1,497,000)
                                                                                 ---------------  ---------------
Total Inventories, Net.........................................................   $  95,439,000    $  92,021,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

    The (LIFO) method was used for determining the cost of approximately 59% and 50% of total inventories at January 31, 1998 and October 31, 1997, respectively.

(4) DISCONTINUED OPERATIONS

    At the time of the Company's acquisition of Borden Global Packaging (BGP), management decided not to retain the rigids' businesses of BGP. The rigids' businesses manufacture, market and distribute wet food containers, dry food trays and disposable food service products. These businesses are not core and the Company has offered these businesses for sale. Beginning November 1, 1997, the Company began recording these businesses as discontinued operations. The carrying value at January 31, 1998 represents the Company's best estimate as to the fair market value based on recent market information.

(5) DEBT

    On November 19, 1997, the Company completed an offering of $200 million in aggregate principal amount of 9.875% Senior Subordinated Notes due November 15, 2007 (the "Notes"). The issue price was 99.224% resulting in an effective yield of 10%. The net proceeds (approximately $198.5 million) from the Notes, of which $193 million, was used to repay a portion of the indebtedness outstanding under the Company's outstanding Credit Agreement.

(6) SALE OF SOUTH AFRICA

    In January 1998, the Company completed the sale of its operations in South Africa to local management for $1 million plus the settlement of all intercompany items. The sale did not result in any gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFIT

    Net sales for the first quarter ended January 31, 1998 decreased by $3,394,000 or 2% to $178,292,000 from $181,686,000 in the same period in the prior year. Net sales in North America decreased to $107,865,000 during the current period from $108,521,000 in the first quarter 1996, or 1%, primarily due to a 4% decrease in per unit selling prices as a result of lower raw material costs which were passed though to the customers. This decease in selling prices was offset by an increase in sales volume of 6% in North America. Net sales in Europe decreased to $48,174,000 for the first quarter of 1998 from $50,413,000 in fiscal 1997, or 4%, primarily due to a 2% decrease in average selling prices (local currency) offset by a slight volume increase. Net sales in Asia Pacific increased to $22,253,000 in the current period from $19,509,000 in the same period in the prior year, or 14%, primarily due to 66% sales volume increase due to the Company's acquisition of certain businesses during the prior year offset by a decease of 2% in average selling prices (local currency). The Company's net sales for the first quarter 1997 included net sales of $3,243,000 of its South African Operations which was sold November 1, 1997.

    Gross profit for the first quarter of Fiscal 1998 amounted to $39,747,000 compared to $39,475,000 for the first quarter of Fiscal 1997. North America experienced an increase in gross profit of $3,022,000 or 15% for the period due to the increased utilization of plant facilities from increased sales volume as well as reduced raw material costs, however economic pressures in both Europe and Asia prevented the Company from passing through increased raw material costs to its customers, which offset the North America results.

OPERATING EXPENSES

    Operating expenses for the three months ended January 31, 1998 were $29,103,000 as compared to $28,505,000 over the same period in the prior fiscal year. This increase of $598,000 in operating expenses can be attributed to increased warehousing and delivery costs of $1.5 million which relate to the Company's increased sales volume for the period as well as costs incurred with the implementation of new delivery systems. Selling expenses for the period decreased by $718,000 due to the realignment of the Company's sales force during the period.

INTEREST EXPENSE

    Interest expense for the three months ended January 31, 1998, amounted to $8,151,000, an increase of $1,573,000 from the same period in the prior year. This increase in interest expense is due to the Company's issuance of its $200,000,000 of 9.875% Senior Subordinated Notes in November 1997, which resulted in higher average interest rates for the period.

OTHER INCOME (EXPENSE)

    Other income for the three months ended January 31, 1998, amounted to $355,000. This amount includes foreign currency exchange gains realized during the period, gains on sales of machinery and equipment, interest income earned for the period and income from investment in joint venture.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through cash flow generated from operations and borrowings by the Company or its subsidiaries under various credit facilities. The Company's principal uses of cash have been to fund working capital, including operating expenses, debt service, and capital expenditures.

    The Company's working capital amounted to $57,016,000 at January 31, 1998, compared to $56,045,000 at October 31, 1997. This increase of $971,000 in working capital is primarily the result of increases and decreases in components of the Company's financial position in its normal operating activity.

    On October 11, 1996, the Company entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent, and the banks party thereto. The Credit Agreement provided the Company with two credit facilities, consisting of a term credit facility in the amount of $350,000,000 and a revolving credit facility for an amount up to $100,000,000. The proceeds borrowed under the Credit Agreement were used to pay the $263,000,000 cash portion of the purchase price for the Borden Acquisition, to repay the $95,400,000 balance under the then existing term credit and revolving credit obligations and to pay the expenses and related costs of the Borden Acquisition and the borrowing under the Credit Agreement. The term loan commitment expired on the date of the closing of the Credit Agreement and the borrowing of the term loan thereunder. Amounts repaid or prepaid with respect to the term loan may not be reborrowed

    On November 19, 1997, the Company completed an offering of $200,000,000 in aggregate principal amount of 9.875% Senior Subordinated Notes due November 15, 2007. The issue price was 99.224% resulting in an effective yield of 10%. The net proceeds from the Notes have been used to repay a portion of the indebtedness outstanding under the Company's outstanding Credit Agreement.

    At January 31, 1998, the Company had $123,250,000 outstanding under the term credit facility, no outstanding borrowings under its $100,000,000 revolving credit facility, and $200,000,000 in outstanding Notes due November 2007.

    The Company also has a $10,000,000 unsecured revolving credit facility available for working capital purposes. At January 31, 1998, there was $5,300,000 outstanding borrowings under this facility.

    The Company also maintains various unsecured short-term credit facilities at its foreign subsidiaries. At January 31, 1998, the aggregate amount outstanding under such facilities was approximately $45,500,000 and approximately $25,500,000 was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries. Approximately $42,000,000 of such indebtedness is guaranteed by the Company.

    The Company's cash and cash equivalents decreased by $1,854,000 for the quarter ended January 31,1998. Net cash used by operating activities during the period was $217,000 primarily due to net income of $1,254,000, depreciation and amortization expense of $8,576,000 and collection of accounts receivable of $8,870,000 offset by increased investment in inventories of $5,158,000 ,in other assets of $8,683,000 and in other operating assets and liabilities of $5,076,000

    Net cash used in investing activities during the Quarter ended January 31, 1998 was $2,032,000, resulting primarily from the net investment in capital expenditures of $4,343,000 which were partially offset by the proceeds of $2,284,000 the Company received from its sale of its South Africa subsidiary in November 1997and the sale of some machinery and equipment.

    Net cash provided by financing activities during the quarter ended January 31, 1998 was $2,929,000, reflecting the proceeds from the issuance of the Company's 9.875% Subordinated Notes of $198,500,000 net borrowings under the unsecured revolving credit facility of $933,000 and stock issuances of $87,000, offset by a repayment under the term portion of the Credit Agreement of $196,591,000.

    The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

    The Company believes that its cash flow from operations, combined with the availability of funds under the Credit Agreement and credit lines available to the Company's foreign subsidiaries for local currency borrowings, will be sufficient to meet the Company's working capital, capital expenditure and debt service requirements for the foreseeable future. The Company also expects to receive cash in the event that its rigids businesses are sold.

    EFFECTS OF INFLATION

    Inflation is not expected to have significant impact on the Company's business.

    YEAR 2000

    Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company is currently undertaking a systems readiness review which will help mitigate the risks associated with the Year 2000 issue. The Company has purchased certain new operating systems during Fiscal 1997 and as a result, management believes that the Year 2000 issues will not have a material effect on its financial position and results of operations.

    FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and the Results of Operations contains "Forward Looking Statements" about the Company's prospects for the future such as its ability to generate sufficient working capital, its ability to continue to maintain sales and profits and its ability to generate sufficient funds to meet its cash requirements. Such statements are subject to certain risks and uncertainties which can cause actual results to differ materially from those projected, including availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for the Company's products and price fluctuations which could adversely impact the Company's inventory. Parties are cautioned not to rely on any such forward looking benefits or judgments in this section and in other parts of this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AEP INDUSTRIES INC.

Date:                     March 13, 1998            s/a J. Brendan Barba
                                                    --------------------------------------
                                                    J. Brendan Barba
                                                    Chairman of the Board, President
                                                    and Chief Executive Officer

Date:                     March 13, 1998            s/a Paul M. Feeney
                                                    --------------------------------------
                                                    Paul M. Feeney
                                                    Executive Vice President-Finance
                                                    Principal Financial and Accounting
                                                    Officer

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Computation of weighted average number of shares outstanding. Page 14

    (b) There were no current reports on Form 8-K filed during the quarter ended January 31, 1998.

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

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBIT
---------------  -------------------------------------------------------------------------------------------------
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

    10(p)        Agreement for Sale of Business, dated July 18, 1997, between ICI Australia Limited and ICI
                 Australia Operations PTY Limited as Seller, and Registrant's subsidiary AEP Industries
                 (Australia) PTY Limited, as Purchaser (incorporated by reference to Exhibit 10(p) to the Annual
                 Report on Form 10-K for the year ended October 31, 1997)