Form 10-Q
period 1998-04-30
AEP INDUSTRIES INC
filed 1998-06-12
CIK 785787

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from       to

                         Commission file number 0-14450

                              AEP INDUSTRIES INC.

             (Exact name of registrant as specified in its charter)

                                        22-1916107
             Delaware                (I.R.S. Employer
  (State or other jurisdiction of     Identification
  incorporation or organization)           No.)

        125 Phillips Avenue
   South Hackensack, New Jersey
  (Address of principal executive          07606
             offices)                   (Zip Code)

                    (201) 641-6600
 (Registrant's telephone number, including area code)

                    Not Applicable
 (Former name, former address and former fiscal year,
            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) hasbeen subject to such filing requirements for the past 90 days.

  YES _X_                                                                NO  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                            SHARES OUTSTANDING
CLASS OF COMMON STOCK                                                        AT MAY 29, 1998
--------------------------------------------------------------------------  ------------------
$.01 Par Value............................................................      7,267,424

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     APRIL 30,      OCTOBER 31,
                                                                                        1998            1997
                                                                                   --------------  --------------
                                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    3,223,000  $    4,143,000
  Accounts receivable, less allowance of $4,649,000 in 1998 and $5,226,000 in
    1997 for doubtful accounts...................................................     102,146,000     112,219,000
  Inventories, net...............................................................      96,066,000      92,021,000
  Net assets of discontinued operations..........................................      15,000,000      15,000,000
  Other current assets...........................................................      15,257,000      12,978,000
                                                                                   --------------  --------------
    Total current assets.........................................................     231,692,000     236,361,000
                                                                                   --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and
  amortization of $100,395,000 in 1998 and $89,498,000 in 1997...................     287,523,000     292,743,000
                                                                                   --------------  --------------
GOODWILL less accumulated amortization of $1,672,000 in 1998 and $1,351,000 in
  1997...........................................................................      42,544,000      43,183,000
INVESTMENT IN JOINT VENTURE......................................................      15,434,000      15,345,000
OTHER ASSETS.....................................................................      36,863,000      25,451,000
                                                                                   --------------  --------------
    TOTAL ASSETS.................................................................  $  614,056,000  $  613,083,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings..........................................................  $   78,921,000  $   65,484,000
  Accounts payable...............................................................      63,901,000      74,720,000
  Accrued expenses...............................................................      41,138,000      40,112,000
                                                                                   --------------  --------------
    Total current liabilities....................................................     183,960,000     180,316,000
LONG-TERM DEBT...................................................................     309,381,000     311,522,000
OTHER LONG TERM LIABILITIES......................................................       5,784,000       6,278,000
DEFERRED INCOME TAXES............................................................      27,741,000      26,985,000
                                                                                   --------------  --------------
    Total liabilities............................................................     526,866,000     525,101,000
                                                                                   --------------  --------------
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares authorized; none
    outstanding..................................................................        --              --
  Common stock--$.01 par value, 30,000,000 shares authorized in 1998 and 1997, respectively; 10,011,896 and 9,988,330 shares issued and outstanding in 1998
    and 1997, respectively.......................................................         100,000         100,000
  Additional paid-in capital.....................................................      90,807,000      89,974,000
  Treasury stock--common stock; at cost, 2,745,472 and 2,781,543 shares in 1998
    and 1997, respectively.......................................................     (60,983,000)    (61,783,000)
  Retained earnings..............................................................      79,363,000      78,679,000
  Cumulative translation adjustment..............................................     (22,097,000)    (18,988,000)
                                                                                   --------------  --------------
    Total shareholders' equity...................................................      87,190,000      87,982,000
                                                                                   --------------  --------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................  $  614,056,000  $  613,083,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes to financial statements are an integral part of these balance sheets

                              AEP INDUSTRIES INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                  (UNAUDITED)

                                                                                                       FOR THE SIX
                                                                      FOR THE THREE MONTHS ENDED      MONTHS ENDED
                                                                              APRIL 30,                 APRIL 30,
                                                                   --------------------------------  ---------------
                                                                        1998             1997             1998
                                                                   ---------------  ---------------  ---------------
NET SALES........................................................  $   179,056,000  $   190,302,000  $   357,348,000
COST OF SALES....................................................      140,310,000      151,237,000      278,855,000
                                                                   ---------------  ---------------  ---------------
    Gross profit.................................................       38,746,000       39,065,000       78,493,000
                                                                   ---------------  ---------------  ---------------
OPERATING EXPENSES
  Delivery and Warehousing.......................................       11,562,000       12,411,000       23,340,000
  Selling........................................................       10,062,000       10,869,000       19,891,000
  General and Administrative.....................................        7,324,000        7,190,000       14,820,000
                                                                   ---------------  ---------------  ---------------
    Total operating expenses.....................................       28,948,000       30,470,000       58,051,000
                                                                   ---------------  ---------------  ---------------
    Income from operations.......................................        9,798,000        8,595,000       20,442,000
                                                                   ---------------  ---------------  ---------------
OTHER INCOME (EXPENSE):
  Interest expense, net..........................................       (8,434,000)      (6,452,000)     (16,585,000)
  Other, net.....................................................          (89,000)       1,098,000          266,000
                                                                   ---------------  ---------------  ---------------
                                                                        (8,523,000)      (5,354,000)     (16,319,000)
                                                                   ---------------  ---------------  ---------------
    Income before provision for income taxes.....................        1,275,000        3,241,000        4,123,000
PROVISION FOR INCOME TAXES.......................................          613,000        1,250,000        1,604,000
                                                                   ---------------  ---------------  ---------------
    Income from continuing operations............................          662,000        1,991,000        2,519,000
DISCONTINUED OPERATIONS
  (Loss) from operations of discontinued Rigids business (less applicable income tax benefit of $636,000 and $1,025,000 for
    the respective periods)......................................       (1,232,000)       --              (1,835,000)
                                                                   ---------------  ---------------  ---------------
    Net income (loss)............................................         (570,000)       1,991,000          684,000
Retained earnings, beginning of period...........................       79,933,000       74,164,000       78,679,000
                                                                   ---------------  ---------------  ---------------
Retained earnings, end of period.................................  $    79,363,000  $    76,155,000  $    79,363,000
                                                                   ---------------  ---------------  ---------------
                                                                   ---------------  ---------------  ---------------
EARNINGS PER SHARE:
  Basic income from continuing operations........................  $          0.09  $          0.28  $          0.34
  Basic loss from discontinued operations........................  $         (0.17) $     --         $         (0.25)
                                                                   ---------------  ---------------  ---------------
    Basic net income (loss)......................................  $         (0.08) $          0.28  $          0.09
                                                                   ---------------  ---------------  ---------------
                                                                   ---------------  ---------------  ---------------
  Diluted income from continuing operations......................  $          0.09  $          0.27  $          0.34
  Diluted loss from discontinued operations......................  $         (0.17) $     --         $         (0.25)
                                                                   ---------------  ---------------  ---------------
    Diluted net income (loss)....................................  $         (0.08) $          0.27  $          0.09
                                                                   ---------------  ---------------  ---------------
                                                                   ---------------  ---------------  ---------------


                                                                        1997
                                                                   ---------------
NET SALES........................................................  $   371,988,000
COST OF SALES....................................................      293,448,000
                                                                   ---------------
    Gross profit.................................................       78,540,000
                                                                   ---------------
OPERATING EXPENSES
  Delivery and Warehousing.......................................       22,615,000
  Selling........................................................       21,416,000
  General and Administrative.....................................       14,944,000
                                                                   ---------------
    Total operating expenses.....................................       58,975,000
                                                                   ---------------
    Income from operations.......................................       19,565,000
                                                                   ---------------
OTHER INCOME (EXPENSE):
  Interest expense, net..........................................      (13,030,000)
  Other, net.....................................................        2,160,000
                                                                   ---------------
                                                                       (10,870,000)
                                                                   ---------------
    Income before provision for income taxes.....................        8,695,000
PROVISION FOR INCOME TAXES.......................................        2,648,000
                                                                   ---------------
    Income from continuing operations............................        6,047,000
DISCONTINUED OPERATIONS
  (Loss) from operations of discontinued Rigids business (less applicable income tax benefit of $636,000 and $1,025,000 for
    the respective periods)......................................        --
                                                                   ---------------
    Net income (loss)............................................        6,047,000
Retained earnings, beginning of period...........................       70,108,000
                                                                   ---------------
Retained earnings, end of period.................................  $    76,155,000
                                                                   ---------------
                                                                   ---------------
EARNINGS PER SHARE:
  Basic income from continuing operations........................  $          0.85
  Basic loss from discontinued operations........................  $     --
                                                                   ---------------
    Basic net income (loss)......................................  $          0.85
                                                                   ---------------
                                                                   ---------------
  Diluted income from continuing operations......................  $          0.81
  Diluted loss from discontinued operations......................  $     --
                                                                   ---------------
    Diluted net income (loss)....................................  $          0.81
                                                                   ---------------
                                                                   ---------------

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                          FOR THE SIX MONTHS
                                                                                            ENDED APRIL 30,
                                                                                     -----------------------------
                                                                                          1998           1997
                                                                                     --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $      684,000  $   6,047,000
  Adjustments to reconcile net income to net cash
    provided by operating activities...............................................
      Depreciation and amortization................................................      17,022,000     15,530,000
      Net (gain) on sale of equipment..............................................         (93,000)      (127,000)
      Provision for losses on accounts receivable..................................         831,000        597,000
      Joint venture income.........................................................         (89,000)       148,000
      Net (gain)/loss on sale of securities........................................        --             (416,000)
      Decrease (Increase) in accounts receivable...................................       6,875,000        154,000
      Decrease (Increase) in inventories...........................................      (5,865,000)     8,048,000
      Decrease (Increase) in other current assets..................................      (2,647,000)     3,654,000
      Decrease (Increase) in other assets..........................................     (11,412,000)     3,142,000
      Increase (decrease) in accounts payable......................................      (9,239,000)   (12,760,000)
      Increase (decrease) in accrued expenses......................................       1,785,000     (3,497,000)
      Increase (decrease) in other long term liabilities...........................         631,000     (8,687,000)
                                                                                     --------------  -------------
        Net cash provided by (used in) operating activities........................      (1,517,000)    11,833,000
                                                                                     --------------  -------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.............................................................     (12,112,000)   (22,276,000)
  Sales and retirements of property, plant and equipment, net......................         122,000      1,763,000
  Sales of marketable securities...................................................        --            2,486,000
  Proceeds from sale of subsidiary.................................................       2,284,000       --
                                                                                     --------------  -------------
        Net cash provided by (used in) investing activities........................      (9,706,000)   (18,027,000)
                                                                                     --------------  -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of Subordinated Notes.....................................     198,500,000       --
  Repayments of Term Loan..........................................................    (196,591,000)   (10,000,000)
  Net borrowings...................................................................      10,563,000      7,771,000
  Issuance of common stock related to ESOP.........................................       1,265,000       --
  Proceeds from issuance of common stock...........................................         368,000        611,000
                                                                                     --------------  -------------
        Net cash provided by (used in) financing activities........................      14,105,000     (1,618,000)
                                                                                     --------------  -------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH...........................................      (3,802,000)       156,000
                                                                                     --------------  -------------
NET INCREASE (DECREASE) IN CASH:...................................................        (920,000)    (7,656,000)
CASH AT BEGINNING OF PERIOD:.......................................................       4,143,000     12,067,000
                                                                                     --------------  -------------
CASH AT END OF PERIOD:.............................................................  $    3,223,000  $   4,411,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest........................................  $   10,119,000  $  11,184,000
                                                                                     --------------  -------------
  Cash paid during the period for--income taxes....................................  $    2,404,000  $     427,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------

  The accompanying notes to financial statement are an integral part of these statements.

                              AEP INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(2) NET INCOME PER SHARE OF COMMON STOCK

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended April 30, 1998, and 1997 were 7,250,595 and 7,156,455, respectively. The number of shares used in such computation for the six months ended April 30, 1998, and 1997 were 7,229,368 and 7,147,468, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (stock options). The number of shares used in such computation for the three months ended April 30, 1998, and 1997 were 7,471,306 and 7,476,631, respectively. The number of shares used in such computation for the six months ended April 30, 1998, and 1997 were 7,440,257 and 7,470,249, respectively. Prior periods have been restated to reflect such adoption.

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                                 APRIL 30,      OCTOBER 31,
                                                                   1998            1997
                                                               -------------  ---------------
Raw Materials................................................  $  23,550,000   $  22,212,000
Finished Goods...............................................     69,748,000      67,246,000
Supplies.....................................................      4,170,000       4,060,000
                                                               -------------  ---------------
                                                                  97,468,000      93,518,000
Less: Inventory Reserve......................................     (1,402,000)     (1,497,000)
                                                               -------------  ---------------
Total Inventories, Net.......................................  $  96,066,000   $  92,021,000
                                                               -------------  ---------------

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(3) INVENTORIES (CONTINUED)
    The (LIFO) method was used for determining the cost of approximately 58% and 50% of total inventories at April 30, 1998 and October 31, 1997, respectively.

(4) DISCONTINUED OPERATIONS

    At the time of the Company's acquisition of Borden Global Packaging (BGP), management decided not to retain the rigids' businesses of BGP. The rigids' businesses manufacture, market and distribute wet food containers, dry food trays and disposable food service products. These businesses are not core and the Company has offered these businesses for sale. Beginning November 1, 1997, the Company began recording these businesses as discontinued operations. The carrying value at April 30, 1998 represents the Company's best estimate as to the fair market value based on recent market information.

(5) DEBT

    On November 19, 1997, the Company completed an offering of $200 million in aggregate principal amount of 9.875% Senior Subordinated Notes due November 15, 2007 (the "Notes"). The issue price was 99.224% resulting in an effective yield of 10%. The net proceeds (approximately $198.5 million) from the Notes was used to repay a portion of the indebtedness outstanding under the Company's outstanding Credit Agreement ($196.6 million).

(6) SALE OF SOUTH AFRICA

    In January 1998, the Company completed the sale of its operations in South Africa to local management for $1 million plus the settlement of all intercompany items. The sale did not result in any gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFIT

    THREE MONTHS ENDED APRIL 30, 1998 AS COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

    Net sales for the first quarter ended April 30, 1998 decreased by $11,246,000 or 6% to $179,056,000 from $190,302,000 in the same period in the prior year. Net sales in North America decreased to $107,919,000 during the current period from $115,339,000 in the second quarter of 1997, or 6%, primarily due to a 6% decrease in per unit selling prices as a result of lower raw material costs which were passed though to the customers. This decrease in selling prices was partially offset by an increase in sales volume of 1% in North America. Net sales in Europe decreased to $50,298,000 for the second quarter of 1998 from $51,013,000 in fiscal 1997, or 1%, primarily due to a 5% decrease in sales volume offset by a 4% increase in average selling prices (local currency). Net sales in Asia Pacific increased to $20,839,000 in the current period from $20,152,000 in the same period in the prior year, or 3%, primarily due to a 56% sales volume increase resulting from the Company's acquisition of certain businesses during the prior year offset by a decrease of 35% in average selling prices (local currency), which resulted from a change in the product mix from the aforementioned acquisitions which had lower selling prices and from economic pressures in the region. The Company's net sales for the second quarter of 1997 included net sales of $3,798,000 from its South African Operation which was sold November 1, 1997.

    Gross profit for the second quarter of Fiscal 1998 amounted to $38,746,000 compared to $39,065,000, a decrease of $319,000 from the second quarter of Fiscal 1997. North America operations experienced an increase in gross profit of $1,206,000 or 5% for the period due to the increased utilization of plant facilities from increased sales volume as well as reduced raw material costs. Europe's gross profit decreased in the second quarter 1998 by $38,000 primarily due to market conditions which prevented the timely passing through of increased raw material costs to its customers. Gross profit for the Asia Pacific region decreased $487,000 in the current period when compared to the same period in the prior year. This decrease in gross profit is a result of economic pressures in the Asia Pacific region, which resulted in depressed unit selling prices. The Company's gross profit for the second quarter of 1997 included gross profit of $1,000,000 from its South African Operation which was sold November 1, 1997.

OPERATING EXPENSES

    Operating expenses for the three months ended April 30, 1998 were $28,948,000 as compared to $30,470,000 over the same period in the prior fiscal year. This decrease of $1,522,000 in operating expenses can be attributed to the implementation of new delivery systems during the period which decreased warehousing and delivery costs by $850,000. Selling expenses for the period decreased by $807,000 due to the realignment of the Company's worldwide sales force implemented at the beginning of Fiscal 1998.

INTEREST EXPENSE

    Interest expense for the three months ended April 30, 1998, amounted to $8,434,000, an increase of $1,982,000 from the same period in the prior year. This increase in interest expense is due to the Company's higher average debt outstanding for the current period and the issuance of its $200,000,000 of 9.875% Senior Subordinated Notes in November 1997, which resulted in higher average interest rates for the period.

OTHER INCOME (EXPENSE)

    Other expense for the three months ended April 30, 1998, amounted to $89,000. This amount includes foreign currency exchange losses realized during the period offset by gains on sales of machinery and equipment and interest income earned for the period.

    SIX MONTHS ENDED APRIL 30, 1998 AS COMPARED TO SIX MONTHS ENDED APRIL 30,
1997

NET SALES AND GROSS PROFIT

    Net sales for the six months ended April 30, 1998, were $357,348,000, a decrease of $14,640,000 from the same period in the prior year. Net sales in North America decreased to $215,786,000 during the current period from $223,875,000 in the second quarter of 1997, or 4%, primarily due to a 4% decrease in per unit selling prices as a result of lower raw material costs which were passed though to the customers. This decrease in selling prices was offset by an increase in sales volume of 4% in North America. Net sales in Europe decreased to $98,469,000 for the second quarter of 1998 from $101,425,000 in fiscal 1997, or 3%, primarily due to a 3% decrease in selling prices (local currency) on approximately the same sales volume. Net sales in Asia Pacific increased to $43,093,000 in the current period from $39,647,000 in the same period in the prior year, or 9%, primarily due to a 61% sales volume increase due to the Company's acquisition of certain businesses during the prior year offset by a decrease of 33% in average selling prices (local currency), which resulted from a change in the product mix from the aforementioned acquisitions which had lower selling prices and from economic pressures in the region. The Company's net sales for the second quarter of 1997 included net sales of $7,041,000 from its South African Operation which was sold November 1, 1997.

    Gross profit for the six months ended April 30, 1998 amounted to $78,493,000 compared to $78,540,000 a decrease of $47,000 from the same period in Fiscal 1997. North America experienced an increase in gross profit of $3,879,000 or 8% for the period due to the increased utilization of plant facilities, from increased sales volume, as well as reduced raw material costs. Europe's gross profit decreased by $1,502,000 for the first six months of the current fiscal year when compared to the same period in the prior year. This decrease was due to market conditions which prevented the timely passing through of increased raw material costs to its customers. Gross profit for the Asia Pacific region decreased $523,000 in the current period when compared to the same period in the prior year. This decrease is gross profit in a result of economic pressures in the Asia Pacific region, which resulted in depressed unit selling prices. The Company's gross profit for the six months ended April 30, 1997 included $1,901,000 from its South African Operation which was sold November 1, 1997.

OPERATING EXPENSES

    Operating expenses for the six months ended April 30, 1998 were $58,051,000 as compared to $58,975,000 over the same period in the prior fiscal year. This net decrease of $924,000 in operating expenses can be attributed to the reduction in selling expenses for the period of $1,525,000 due to the realignment of the company's worldwide sales force implemented at the beginning of Fiscal 1998. This decrease in selling expenses was partially offset by increased warehousing and delivery costs resulting from increased sales volume as well as costs incurred in the implementation of new delivery systems during the second quarter. The Company's operating expenses for the six months ended April 30, 1997 included $1,905,000 of its South African Operation which was sold November 1, 1997.

INTEREST EXPENSE

    Interest expense for the six months ended April 30, 1998, amounted to $16,585,000, an increase of $3,555,000 from the same period in the prior year. This increase in interest expense is due to the Company's higher average debt outstanding for the current period and the issuance of its $200,000,000 of

9.875% Senior Subordinated Notes in November 1997, which resulted in higher average interest rates for the period.

OTHER INCOME (EXPENSE)

    Other income for the six months ended April 30, 1998, amounted to $266,000. This amount includes $107, 000 in interest income, $93,000 in gain from sales of machinery equipment and income from investment in a joint venture of $89,000. These items were offset by $23,000 in foreign currency exchange losses realized during the period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through cash flow generated from operations and borrowings by the Company or its subsidiaries under various credit facilities. The Company's principal uses of cash have been to fund working capital, including operating expenses, debt service, and capital expenditures.

    The Company's working capital amounted to $47,732,000 at April 30, 1998, compared to $56,045,000 at October 31, 1997. This decrease of $8,313,000 in working capital is primarily the result of net repayment of long term debt and the strengthening of the U.S. dollar during the first six months of fiscal 1998. The Company's cash and cash equivalents decreased by $920,000 for the six months ended April 30,1998. Net cash provided by operating activities during the period was $2,256,000 primarily due to depreciation and amortization expense of $17,022,000 and collection of accounts receivable of $6,875,000 offset by increased investment in inventories of $5,865,000 , in other assets of $11,412,000 and in other operating assets and liabilities of $4,364,000

    Net cash used in investing activities for the six months ended April 30, 1998 was $9,706,000, resulting primarily from the net investment in capital expenditures of $12,112,000 which were partially offset by the proceeds of $2,284,000 the Company received from its sale of its South Africa operation in November 1997 and the sale of some machinery and equipment.

    Net cash provided by financing activities for the six months ended April 30, 1998 was $10,332,000, reflecting the proceeds from the issuance of the Company's 9.875% Subordinated Notes of $198,500,000 net borrowings under the unsecured revolving credit facility of $6,790,000 and common stock issued under the Company's ISO and ESOP plans of $1,633,000, offset by a repayment under the term portion of the Credit Agreement of $196,591,000.

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

    At April 30, 1998, the Company had $119,500,000 outstanding under the term credit facility, no outstanding borrowings under its $100,000,000 revolving credit facility, and $200,000,000 in outstanding Notes due November 2007.

    The Company also has a $10,000,000 unsecured revolving credit facility available for working capital purposes. At April 30, 1998, there was 8,900,000 in outstanding borrowings under this facility.

    The Company also maintains various unsecured short-term credit facilities at its foreign subsidiaries. At April 30, 1998, the aggregate amount outstanding under such facilities was approximately $55,000,000 and approximately $15,000,000 was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries. Approximately $39,000,000 of such indebtedness is guaranteed by the Company.

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

    FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and the Results of Operations contains "Forward Looking Statements" about the Company's prospects for the future such as its ability to generate sufficient working capital, its ability to continue to maintain sales and profits and its ability to generate sufficient funds to meet its cash requirements. Such statements are subject to certain risks and uncertainties which can cause actual results to differ materially from those projected, including availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, changes in market conditions, the potential of technological changes which would adversely affect the need for the Company's products and price fluctuations which could adversely impact the Company's inventory. Parties are cautioned not to rely on any such forward looking benefits or judgments in this section and in other parts of this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AEP INDUSTRIES INC.

                                         /s/ S/A J. BRENDAN BARBA
                                ------------------------------------------
                                             J. Brendan Barba
                                   CHAIRMAN OF THE BOARD, PRESIDENT AND
Date: June 12, 1998                      CHIEF EXECUTIVE OFFICER

                                          /s/ S/A PAUL M. FEENEY
                                ------------------------------------------
                                              Paul M. Feeney
                                         EXECUTIVE VICE PRESIDENT
Date: June 12, 1998             PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

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

1. Management's nominee's for Class C directors as listed in the Proxy Statement were elected with the following vote:

                                                                  SHARES VOTED    SHARES    SHARES NOT
                                                                     "FOR"       WITHHELD      VOTED
                                                                  ------------  ----------  -----------
J. Brendan Barba................................................    6,907,841       13,542     304,514
C. Robert Kidder................................................    6,910,621       10,762     304,514
Lawrence R. Noll................................................    6,911,248       10,135     304,514
Lee C. Stewart..................................................    6,910,812       10,571     304,514

2. The appointment of Arthur Andersen LLP as independent auditors was approved by the following vote:

                                               SHARES
SHARES VOTED   SHARES VOTED       SHARES         NOT
   "FOR"         "AGAINST"     "ABSTAINING"     VOTED
------------  ---------------  -------------  ---------
6,917,697..            820           2,866      304,514

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Computation of weighted average number of shares outstanding. PAGE 15-16

    (b) No reports on Form 8-K were filed during the quarter ended April 30, 1998.

    27. Financial Data Schedule (for electronic submission only).

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                                           DESCRIPTION OF EXHIBIT
-------------------  ----------------------------------------------------------------------------------------------

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

EXHIBIT NUMBER                                           DESCRIPTION OF EXHIBIT
-------------------  ----------------------------------------------------------------------------------------------
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