Form 10-Q
period 1998-07-31
AEP INDUSTRIES INC
filed 1998-09-14
CIK 785787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1998

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

    YES  X                                                               NO  ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares Outstanding
                                                              at September 1,
            Class of Common Stock                                  1998
---------------------------------------------  ---------------------------------------------
               $.01 Par Value                                    7,277,701

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      JULY 31,      OCTOBER 31,
                                                                                        1998            1997
                                                                                   --------------  --------------
                                                                                    (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    1,537,000  $    4,143,000
  Accounts receivable, less allowance of $5,039,000 in 1998 and $5,226,000 in
    1997 for doubtful accounts...................................................     103,114,000     112,219,000
  Inventories, net...............................................................      92,812,000      92,021,000
  Net assets of discontinued operations..........................................       3,000,000      15,000,000
  Other current assets...........................................................      14,664,000      12,978,000
                                                                                   --------------  --------------
        Total current assets.....................................................     215,127,000     236,361,000
                                                                                   --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and
  amortization of $107,368,000 in 1998 and $89,498,000 in 1997...................     279,860,000     292,743,000
                                                                                   --------------  --------------
GOODWILL less accumulated amortization of $2,309,000 in 1998 and $1,351,000 in
  1997...........................................................................      42,225,000      43,183,000
INVESTMENT IN JOINT VENTURE......................................................      15,514,000      15,345,000
OTHER ASSETS.....................................................................      36,429,000      25,451,000
                                                                                   --------------  --------------
        TOTAL ASSETS.............................................................  $  589,155,000  $  613,083,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings..........................................................  $   51,415,000  $   65,484,000
  Accounts payable...............................................................      72,798,000      74,720,000
  Accrued expenses...............................................................      35,106,000      40,112,000
                                                                                   --------------  --------------
        Total current liabilities................................................     159,319,000     180,316,000
LONG-TERM DEBT...................................................................     308,923,000     311,522,000
OTHER LONG TERM LIABILITIES......................................................       5,911,000       6,278,000
DEFERRED INCOME TAXES............................................................      30,935,000      26,985,000
                                                                                   --------------  --------------
        Total liabilities........................................................     505,088,000     525,101,000
                                                                                   --------------  --------------
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares authorized; none
    outstanding..................................................................        --              --
  Common stock--$.01 par value, 30,000,000 shares authorized in 1998 and 1997, respectively; 10,022,301 and 9,988,330 shares issued and outstanding in 1998
    and 1997, respectively.......................................................         100,000         100,000
  Additional paid-in capital.....................................................      91,064,000      89,974,000
  Treasury stock--common stock; at cost, 2,744,600 and 2,781,543 shares in 1998
    and 1997, respectively.......................................................     (60,983,000)    (61,783,000)
  Retained earnings..............................................................      78,875,000      78,679,000
  Cumulative translation adjustment..............................................     (24,989,000)    (18,988,000)
                                                                                   --------------  --------------
        Total shareholders' equity...............................................      84,067,000      87,982,000
                                                                                   --------------  --------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................  $  589,155,000  $  613,083,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes to financial statements are an integral part of these balance sheets

                              AEP INDUSTRIES INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                  (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                            JULY 31,                        JULY 31,
                                                 ------------------------------  ------------------------------
                                                      1998            1997            1998            1997
                                                 --------------  --------------  --------------  --------------
NET SALES......................................  $  173,025,000  $  198,031,000  $  530,373,000  $  570,019,000
COST OF SALES..................................     133,787,000     158,323,000     412,642,000     451,771,000
                                                 --------------  --------------  --------------  --------------
      Gross profit.............................      39,238,000      39,708,000     117,731,000     118,248,000
                                                 --------------  --------------  --------------  --------------
OPERATING EXPENSES
  Delivery and Warehousing.....................      13,167,000      10,592,000      36,507,000      33,207,000
  Selling......................................       9,889,000      11,182,000      29,780,000      32,598,000
  General and Administrative...................       7,182,000       7,257,000      22,002,000      22,201,000
                                                 --------------  --------------  --------------  --------------
      Total operating expenses.................      30,238,000      29,031,000      88,289,000      88,006,000
                                                 --------------  --------------  --------------  --------------
    Income from operations.....................       9,000,000      10,677,000      29,442,000      30,242,000
                                                 --------------  --------------  --------------  --------------
OTHER INCOME (EXPENSE):
  Interest expense, net........................      (8,391,000)     (6,893,000)    (24,976,000)    (19,923,000)
  Other, net...................................         232,000         338,000         498,000       2,498,000
                                                 --------------  --------------  --------------  --------------
                                                     (8,159,000)     (6,555,000)    (24,478,000)    (17,425,000)
                                                 --------------  --------------  --------------  --------------
    Income before provision for income taxes...         841,000       4,122,000       4,964,000      12,817,000
PROVISION FOR INCOME TAXES.....................         331,000       1,908,000       1,935,000       4,556,000
                                                 --------------  --------------  --------------  --------------
    Income from continuing operations..........         510,000       2,214,000       3,029,000       8,261,000
                                                 --------------  --------------  --------------  --------------
DISCONTINUED OPERATIONS
    (Loss) from operations of discontinued
      Rigids' business (less applicable income
      tax benefit of $436,000 and $1,461,000
      for the respective periods)..............        (802,000)       --            (2,637,000)       --
                                                 --------------  --------------  --------------  --------------
    (Loss) on disposal of Rigids' business
      (less applicable income tax benefit
      $106,000)................................        (196,000)       --              (196,000)       --
                                                 --------------  --------------  --------------  --------------
    (Loss) from discontinued operations........        (998,000)       --            (2,833,000)       --
                                                 --------------  --------------  --------------  --------------
    Net income (loss)..........................        (488,000)      2,214,000         196,000       8,261,000
Retained earnings, beginning of period.........      79,363,000      76,155,000      78,679,000      70,108,000
                                                 --------------  --------------  --------------  --------------
Retained earnings, end of period...............  $   78,875,000  $   78,369,000  $   78,875,000  $   78,369,000
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
EARNINGS PER SHARE:
  Basic income from continuing operations......  $         0.07  $         0.31  $         0.42  $         1.15
  Basic loss from discontinued operations......  $        (0.14) $     --        $        (0.39) $     --
                                                 --------------  --------------  --------------  --------------
    Basic net income (loss)....................  $        (0.07) $         0.31  $         0.03  $         1.15
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
  Diluted income from continuing operations....  $         0.07  $         0.30  $         0.42  $         1.11
  Diluted loss from discontinued operations....  $        (0.14) $     --        $        (0.39) $     --
                                                 --------------  --------------  --------------  --------------
    Diluted net income (loss)..................  $        (0.07) $         0.30  $         0.03  $         1.11
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                                                          FOR THE NINE MONTHS
                                                                                            ENDED JULY 31,
                                                                                     -----------------------------
                                                                                          1998           1997
                                                                                     --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $      196,000  $   8,261,000
  Adjustments to reconcile net income to net cash provided by operating activities
    -
    Depreciation and amortization..................................................      25,816,000     24,162,000
    Net (gain) loss on sale of equipment...........................................          73,000       (235,000)
    Loss on sale of Rigids.........................................................         302,000       --
    Provision for losses on accounts receivable....................................       1,530,000      1,304,000
    Joint venture income...........................................................        (169,000)      --
    Net (gain)/loss on sale of securities..........................................        --             (416,000)
    Decrease (Increase) in accounts receivable.....................................       6,658,000     (7,549,000)
    Decrease (Increase) in inventories.............................................      (2,531,000)     3,616,000
    Decrease (Increase) in other current assets....................................      (2,054,000)    18,161,000
    Decrease (Increase) in other assets............................................     (10,978,000)    (3,805,000)
    Increase (decrease) in accounts payable........................................        (342,000)    (8,516,000)
    Increase (decrease) in accrued expenses........................................      (4,247,000)    (3,285,000)
    Increase (decrease) in other long term liabilities.............................       3,952,000     (9,123,000)
                                                                                     --------------  -------------
        Net cash provided by operating activities..................................      18,206,000     22,575,000
                                                                                     --------------  -------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.............................................................     (19,922,000)   (34,638,000)
  Sales and retirements of property, plant and equipment, net......................       2,875,000        298,000
  Sales of marketable securities...................................................        --            2,486,000
  Net proceeds from sale of Rigids.................................................      11,823,000       --
  Proceeds from sale of subsidiary.................................................       2,284,000       --
                                                                                     --------------  -------------
        Net cash provided by (used in) investing activities........................      (2,940,000)   (31,854,000)
                                                                                     --------------  -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of Subordinated Notes.....................................     198,500,000       --
  Repayments of Term Loan..........................................................    (196,591,000)      --
  Net borrowings...................................................................     (17,401,000)     5,036,000
  Issuance of common stock related to ESOP.........................................       1,297,000       --
  Proceeds from issuance of common stock...........................................         593,000      1,976,000
                                                                                     --------------  -------------
        Net cash provided by (used in) financing activities........................     (13,602,000)     7,012,000
                                                                                     --------------  -------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH...........................................      (4,270,000)    (5,071,000)
                                                                                     --------------  -------------
NET INCREASE (DECREASE) IN CASH:...................................................      (2,606,000)    (7,338,000)
CASH AT BEGINNING OF PERIOD:.......................................................       4,143,000     12,067,000
                                                                                     --------------  -------------
CASH AT END OF PERIOD:.............................................................  $    1,537,000  $   4,729,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest........................................  $   23,050,000  $  16,770,000
                                                                                     --------------  -------------
  Cash paid during the period for--income taxes....................................  $    3,952,000  $   2,204,000
                                                                                     --------------  -------------

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

    Certain prior period amounts have been reclassified in order to conform to the current quarter's presentation.

(2) NET INCOME PER SHARE OF COMMON STOCK

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended July 31, 1998, and 1997 were 7,272,728 and 7,190,446, respectively. The number of shares used in such computation for the nine months ended July 31, 1998, and 1997 were 7,243,090 and 7,159,725, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (stock options). The number of shares used in such computation for the three months ended July 31, 1998, and 1997 were 7,386,002 and 7,434,457, respectively. The number of shares used in such computation for the nine months ended July 31, 1998, and 1997 were 7,401,810 and 7,440,241, respectively. Prior periods have been restated to reflect such adoption.

3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                                                OCTOBER 31,
                                                               JULY 31, 1998       1997
                                                               -------------  ---------------
Raw Materials................................................  $  23,702,000   $  22,212,000
Finished Goods...............................................     65,861,000      67,246,000
Supplies.....................................................      4,645,000       4,060,000
                                                               -------------  ---------------
                                                                  94,208,000      93,518,000
Less: Inventory Reserve......................................     (1,396,000)     (1,497,000)
                                                               -------------  ---------------
Total Inventories, Net.......................................  $  92,812,000   $  92,021,000
                                                               -------------  ---------------
                                                               -------------  ---------------

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

3) INVENTORIES (CONTINUED)
    The LIFO method was used for determining the cost of approximately 59% and 50% of total inventories at July 31, 1998 and October 31, 1997, respectively.

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

    In June 1998, the Company sold four of its five Rigids' businesses for approximately $11.8 million of net proceeds, subject to certain post-closing adjustments.

    The carrying value of the net assets of discontinued operations at July 31, 1998 represents the Company's best estimate as to the fair market value of the remaining Rigids' business based on recent market information.

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

(6) SALE OF SOUTH AFRICA OPERATIONS

    On November 1, 1997, the Company sold its operations in South Africa to local management for $1 million plus the settlement of all intercompany items. The sale did not result in any gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 AS COMPARED TO THREE MONTHS ENDED JULY 31, 1997

    NET SALES AND GROSS PROFIT

    Net sales for the third quarter ended July 31, 1998 decreased, by $25,006,000 or 13% to $173,025,000 from $198,031,000 in the same period in the prior year. Net sales in North America decreased to $107,331,000 during the current period from $124,741,000 in the third quarter of 1997, or 14%, primarily due to a 13% decrease in per unit selling prices as a result of lower raw material costs which were passed though to the customers. In addition to decrease in selling prices, sales volume declined by 1% in North America. Net sales in Europe decreased to $48,266,000 for the third quarter of 1998 from $50,830,000 in Fiscal 1997, or 5%, primarily due to a 26% decrease in average selling prices offset by a 28% increase in sales volume (local currency). Net sales in Asia Pacific decreased to $17,428,000 in the current period from $18,672,000 in the same period in the prior year, or 7%. This region had a 30% sales volume increase resulting from the Company's acquisition of certain businesses during the prior year offset by a decrease of 28% in average selling prices (local currency). This decrease in selling prices resulted from a change in the product mix as a result of the aforementioned acquisitions, which had lower average selling prices, as well as from economic pressures in the region. The Company's net sales for the third quarter of 1997 included net sales of $3,788,000 from its South African Operation which, was sold November 1, 1997.

    Gross profit for the second quarter of Fiscal 1998 amounted to $39,238,000 compared to $39,708,000, a decrease of $470,000 from the third quarter of Fiscal 1997. North America operations experienced an increase in gross profit of $349,000 or 1% for the period due to reduced raw material costs and various plant efficiencies. Europe's gross profit increased in the third quarter of Fiscal 1998 by $908,000, primarily due to the increased sales volume, which resulted in improved plant efficiencies. Gross profit for the Asia Pacific region decreased $880,000 in the current period when compared to the same period in the prior year. This decrease in gross profit is a result of economic pressures in the Asia Pacific region, which resulted in depressed unit selling prices. The Company's gross profit for the third quarter of 1997 included gross profit of $847,000 from its South African Operation, which was sold November 1, 1997.

    OPERATING EXPENSES

    Operating expenses for the three months ended July 31, 1998 were $30,238,000 as compared to $29,031,000 over the same period in the prior fiscal year. This increase of $1,207,000 in operating can be primarily attributed to a slight increase in average delivery costs per unit coupled with an 6% increase in worldwide sales volume that increased warehousing and delivery costs by $2,575,000. Selling expenses for the period decreased by $1,293,000 as a result of the realignment of the Company's worldwide sales force implemented at the beginning of Fiscal 1998.

    INTEREST EXPENSE

    Interest expense for the three months ended July 31, 1998, amounted to $8,391,000, an increase of $1,498,000 from the same period in the prior year. This increase in interest expense is due to the Company's higher average debt outstanding for the current period and the issuance of its $200,000,000 of 9.875% Senior Subordinated Notes in November 1997, which resulted in higher average interest rates for the period.

    OTHER INCOME (EXPENSE)

    Other expense for the three months ended July 31, 1998, amounted to $232,000. This amount includes foreign currency exchange losses realized during the period offset by gains on sales of machinery and equipment and interest income earned for the period.

NINE MONTHS ENDED JULY 31, 1998 AS COMPARED TO NINE MONTHS ENDED JULY 31, 1997

    NET SALES AND GROSS PROFIT

    Net sales for the nine months ended July 31, 1998, were $530,373,000, a decrease of $39,646,000 from the same period in the prior year. Net sales in North America decreased to $323,868,000 during the current period from $348,557,000 for the same period in Fiscal 1997, or 7%, primarily due to a 9% decrease in per unit selling prices as a result of lower raw material costs, which were passed though to the customers. This decrease in selling prices was offset by an increase in sales volume of 2% in North America. Net sales in Europe decreased to $146,735,000 for the nine month period ended July 31, 1998, from $152,256,000 in Fiscal 1997, or 3%, primarily due to an 11% decrease in selling prices (local currency) offset by an 8% increase in sales volume. Net sales in Asia Pacific increased to $59,770,000 in the current period from $58,319,000 in the same period in the prior year, or 3%. The Asia Pacific region had a 51% sales volume increase due to the Company's acquisition of certain businesses during the prior year offset by a decrease of 32% in average selling prices (local currency), which resulted from a change in the product mix as a result of the aforementioned acquisitions, which had lower selling prices, and from economic pressures in the region. The Company's net sales for the nine months ended July 31, 1997 included net sales of $10,887,000 from its South African Operation, which was sold November 1, 1997.

    Gross profit for the nine months ended July 31, 1998 amounted to $117,731,000 compared to $118,248,000 a decrease of $517,000 from the same period in Fiscal 1997. North America experienced an increase in gross profit of $4,228,000 or 6% for the period due to the increased utilization of plant facilities, from increased sales volume, as well as reduced raw material costs. Europe's gross profit decreased by $594,000 for the first nine months of the current fiscal year when compared to the same period in the prior year. This decrease was due to market conditions which prevented the timely passing through of increased raw material costs to its customers during the first six months of the current fiscal year which was offset by increased utilization of its plant facilities, from increased sales volume. Gross profit for the Asia Pacific region decreased $1,403,000 in the current period when compared to the same period in the prior year. This decrease in gross profit is a result of economic pressures in the Asia Pacific region, which resulted in depressed unit selling prices and reduced plant utilization from the prior six months. The Company's gross profit for the nine months ended July 31, 1997 included $2,748,000 from its South African Operation that was sold November 1, 1997.

    OPERATING EXPENSES

    Operating expenses for the nine months ended July 31, 1998 were $88,289,000 as compared to $88,006,000 over the same period in the prior fiscal year. This net increase of $283,000 can be attributed to the reduction in selling expenses for the period of $2,818,000 due to the realignment of the Company's worldwide sales force implemented at the beginning of Fiscal 1998. This decrease in selling expenses was offset by an increase of $3,300,000 in warehousing and delivery costs resulting from increased sales volume as well as costs incurred in the implementation of new delivery systems during the first six months of the fiscal year. The Company's operating expenses for the nine months ended July 31, 1997 included $2,944,000 of its South African Operation, which was sold November 1, 1997.

    INTEREST EXPENSE

    Interest expense for the nine months ended July 31, 1998, amounted to $24,976,000, an increase of $5,053,000 from the same period in the prior year. This increase in interest expense is due to the Company's higher average debt outstanding for the current period and the issuance of its $200,000,000 of 9.875% Senior Subordinated Notes in November 1997, which resulted in higher average interest rates for the period.

    OTHER INCOME (EXPENSE)

    Other income for the nine months ended July 31, 1998, amounted to $498,000. This amount includes $140,000 in interest income, and income from investment in a joint venture of $169,000. These items were partially offset by $41,000 in foreign currency exchange losses realized during the period and $73,000 in losses from sales of fixed assets.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through cash flow generated from operations and borrowings by the Company or its subsidiaries under various credit facilities. The Company's principal uses of cash have been to fund working capital, including operating expenses, debt service, and capital expenditures.

    The Company's working capital amounted to $55,808,000 at July 31, 1998, compared to $56,045,000 at October 31, 1997. This decrease of $237,000 in working capital is primarily the result of net repayment of short term borrowings from proceeds received from the sale of four of the Company's five Rigids' businesses in June, 1998. The Company's cash and cash equivalents decreased by $2,606,000 for the nine months ended July 31,1998. Net cash provided by operating activities during the period was $18,206,000, primarily due to depreciation and amortization expense of $25,816,000 and collection of accounts receivable of $6,658,000 offset by increased investment in inventories of $2,531,000 , in other assets of $10,978,000 and in other operating assets and liabilities of $759,000

    Net cash used in investing activities for the nine months ended July 31, 1998 was $2,940,000. The net investing activities resulted primarily from the investment in capital expenditures of $19,922,000, which were offset by the proceeds the Company received from the sale of its South Africa operation of $2,284,000 in November 1997, its disposal of its Rigids businesses in June 1998 for $11,823,000 and the sale of certain facilities and machinery and equipment for $2,875,000 during fiscal 1998.

    Net cash used in financing activities for the nine months ended July 31, 1998 was $13,602,000, reflecting the proceeds from the issuance of the Company's 9.875% Subordinated Notes of $198,500,000 and common stock issued under the Company's Stock Option Employee Stock Purchase and ESOP plans of $1,890,000. These proceeds were used to make net repayments under the unsecured revolving credit facility of $17,401,000 and a repayment under the term portion of the Credit Agreement of $196,591,000.

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

    At July 31, 1998, the Company had $115,750,000 outstanding under the term credit facility, no outstanding borrowings under its $100,000,000 revolving credit facility, and $200,000,000 in outstanding Notes due November 2007.

    The Company also has a $10,000,000 unsecured revolving credit facility available for working capital purposes. At July 31, 1998, there was $200,000 in outstanding borrowings under this facility.

    The Company also maintains various unsecured short-term credit facilities at its foreign subsidiaries. At July 31, 1998, the aggregate amount outstanding under such facilities was approximately $40,000,000 and approximately $31,000,000 was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries. Approximately $35,000,000 of such indebtedness is guaranteed by the Company.

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

YEAR 2000

    Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company is currently undertaking a systems readiness review, which will help mitigate the risks associated with the Year 2000 issue. The Company has purchased certain new operating systems during Fiscal 1997 and as a result, management believes that the Year 2000 issues will not have a material effect on its financial position and results of operations.

FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and the Results of Operations contains "Forward Looking Statements" about the Company's prospects for the future such as its ability to generate sufficient working capital, its ability to continue to maintain sales and profits and its ability to generate sufficient funds to meet its cash requirements. Such statements are subject to certain risks and uncertainties which can cause actual results to differ materially from those projected, including availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, changes in market conditions, the potential of technological changes which would adversely affect the need for the Company's products and price fluctuations which could adversely impact the Company's inventory. Parties are cautioned not to rely on any such forward-looking benefits or judgments in this section and in other parts of this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AEP INDUSTRIES INC.

Date:  September 14, 1998                      /s/ J. BRENDAN BARBA
                                               --------------------------------------------
                                               J. Brendan Barba
                                               CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                               EXECUTIVE OFFICER

Date:  September 14, 1998                      /s/ PAUL M. FEENEY
                                               --------------------------------------------
                                               Paul M. Feeney
                                               EXECUTIVE VICE PRESIDENT PRINCIPAL FINANCIAL
                                               AND ACCOUNTING OFFICER

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

    (b) No reports on Form 8-K were filed during the quarter ended July 31, 1998.

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

                              AEP INDUSTRIES INC.

        COMPUTATION OF THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

               FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1998

                                                                      EXHIBIT 11

                                                                                                   FOR THE NINE MONTHS ENDED
                                                     FOR THE THREE MONTHS ENDED JULY 31,                    JULY 31,
                                              --------------------------------------------------  ----------------------------
                                                  NUMBER OF                     WEIGHTED AVERAGE     NUMBER OF
                                SHARES OF           DAYS            DAYS IN     NUMBER OF SHARES       DAYS          DAYS IN
1998                           COMMON STOCK      OUTSTANDING        PERIOD        OUTSTANDING       OUTSTANDING      PERIOD
----------------------------  --------------  -----------------  -------------  ----------------  ---------------  -----------
November 1-
  October 31................     7,206,787                                          7,206,787
Shares Issued:
November 18, 1997...........            60               92               92               60              256            273
December 3, 1997............           400               92               92              400              241            273
December 9, 1997............           100               92               92              100              235            273
December 15, 1997...........           200               92               92              200              229            273
December 18, 1997...........         1,900               92               92            1,900              226            273
December 19, 1997...........         1,000               92               92            1,000              225            273
January 16, 1998............           800               92               92              800              197            273
January 20, 1998............           200               92               92              200              193            273
January 27, 1998............           600               92               92              600              186            273
January 30, 1998............         6,950               92               92            6,950              183            273
February 6, 1998............           200               92               92              200              176            273
February 9, 1998............           200               92               92              200              173            273
February 11, 1998...........         2,000               92               92            2,000              171            273
February 12, 1998...........         4,500               92               92            4,500              170            273
February 19, 1998...........         2,900               92               92            2,900              163            273
February 19, 1998...........          (861)              92               92             (861)             163            273
February 26, 1998...........           217               92               92              217              156            273
March 5, 1998...............        36,071               92               92           36,071              149            273
March 26, 1998..............           200               92               92              200              128            273
April 1, 1998...............           400               92               92              400              122            273
April 6, 1998...............           400               92               92              400              117            273
April 20, 1998..............           200               92               92              200              103            273
April 21, 1998..............           200               92               92              200              102            273
April 23, 1998..............           600               92               92              600              100            273
April 29, 1998..............           200               92               92              200              100            273
May 4, 1998.................           200               89               92              193               89            273
May 5, 1998.................           200               88               92              191               88            273
May 6, 1998.................           200               87               92              189               87            273
May 22, 1998................           400               71               92              309               71            273
June 9, 1998................           400               53               92              230               53            273
June 10, 1998...............           872               52               92              493               52            273
July 14, 1998...............         9,005               48               92            4,698               48            273
                              --------------                                    ----------------
Total Weighted Average
  Shares....................     7,277,701                                          7,272,728
Total Dilutive Stock
  options...................        --                                                113,274
                              --------------                                    ----------------
Total Shares................     7,277,701                                          7,386,002
                              --------------                                    ----------------
                              --------------                                    ----------------


                              WEIGHTED AVERAGE
                              NUMBER OF SHARES
1998                            OUTSTANDING
----------------------------  ----------------
November 1-
  October 31................      7,206,787
Shares Issued:
November 18, 1997...........             56
December 3, 1997............            353
December 9, 1997............             86
December 15, 1997...........            168
December 18, 1997...........          1,573
December 19, 1997...........            824
January 16, 1998............            577
January 20, 1998............            141
January 27, 1998............            409
January 30, 1998............          4,659
February 6, 1998............            129
February 9, 1998............            127
February 11, 1998...........          1,253
February 12, 1998...........          2,802
February 19, 1998...........          1,732
February 19, 1998...........           (514)
February 26, 1998...........            124
March 5, 1998...............         19,687
March 26, 1998..............             94
April 1, 1998...............            179
April 6, 1998...............            171
April 20, 1998..............             75
April 21, 1998..............             75
April 23, 1998..............            220
April 29, 1998..............             73
May 4, 1998.................             63
May 5, 1998.................             62
May 6, 1998.................             60
May 22, 1998................             80
June 9, 1998................             45
June 10, 1998...............             94
July 14, 1998...............            826
                              ----------------
Total Weighted Average
  Shares....................      7,243,090
Total Dilutive Stock
  options...................        158,720
                              ----------------
Total Shares................      7,401,810
                              ----------------
                              ----------------

                              AEP INDUSTRIES INC.

        COMPUTATION OF THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

               FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1998

                                                                                                   FOR THE NINE MONTHS ENDED
                                                     FOR THE THREE MONTHS ENDED JULY 31,                    JULY 31,
                                              --------------------------------------------------  ----------------------------
                                                  NUMBER OF                     WEIGHTED AVERAGE     NUMBER OF
                                SHARES OF           DAYS            DAYS IN     NUMBER OF SHARES       DAYS          DAYS IN
1997                           COMMON STOCK      OUTSTANDING        PERIOD        OUTSTANDING       OUTSTANDING      PERIOD
----------------------------  --------------  -----------------  -------------  ----------------  ---------------  -----------
November 1--
  October 31................     7,130,303                                          7,130,303
Shares Issued:
November 5, 1996............         1,600               92               92            1,600              269            273
November 7, 1996............           200               92               92              200              267            273
November 8, 1996............           200               92               92              200              266            273
November 11, 1996...........           500               92               92              500              263            273
November 12, 1996...........           600               92               92              600              262            273
November 14, 1996...........           400               92               92              400              260            273
November 18, 1996...........           400               92               92              400              256            273
November 20, 1996...........            60               92               92               60              254            273
November 26, 1996...........           400               92               92              400              248            273
December 9, 1996............           460               92               92              460              235            273
December 13, 1996...........           350               92               92              350              231            273
December 26, 1996...........         1,000               92               92            1,000              216            273
December 27, 1996...........           200               92               92              200              217            273
January 1, 1997.............         4,553               92               92            4,553              212            273
January 2, 1997.............           500               92               92              500              211            273
January 3, 1997.............           600               92               92              600              210            273
January 6, 1997.............         1,600               92               92            1,600              207            273
January 8, 1997.............           800               92               92              800              205            273
January 13, 1997............         1,300               92               92            1,300              200            273
January 14, 1997............         3,200               92               92            3,200              199            273
January 15, 1997............           600               92               92              600              198            273
January 20, 1997............           200               92               92              200              193            273
January 21, 1997............           400               92               92              400              192            273
January 27, 1997............           300               92               92              300              186            273
February 7, 1997............           400               92               92              400              175            273
February 13, 1997...........         4,200               92               92            4,200              169            273
February 18, 1997...........           200               92               92              200              164            273
February 20, 1997...........           400               92               92              400              162            273
February 27, 1997...........           400               92               92              400              155            273
March 5, 1997...............         1,000               92               92            1,000              149            273
March 27, 1997..............           300               92               92              300              127            273
April 17, 1997..............           700               92               92              700              106            273
April 22, 1997..............           200               92               92              200              101            273
April 23, 1997..............           500               92               92              500              100            273
April 25, 1997..............           200               92               92              200               98            273
April 29, 1997..............           700               92               92              700               94            273
May 5, 1997.................           800               88               92              765               88            273
May 6, 1997.................           800               87               92              757               87            273
May 8, 1997.................           200               85               92              185               85            273
May 13, 1997................           800               80               92              696               80            273
May 15, 1997................        18,019               78               92           15,277               78            273
May 19, 1997................           825               74               92              664               74            273
May 20, 1997................        11,450               73               92            9,085               73            273
May 20, 1997................        (1,450)              73               92           (1,151)              73            273
May 23, 1997................           200               70               92              152               70            273
May 28, 1997................           200               65               92              141               65            273
June 2, 1997................           200               60               92              130               60            273
June 3, 1997................           600               59               92              385               59            273
June 4, 1997................           400               58               92              252               58            273
June 5, 1997................           300               57               92              186               57            273
June 6, 1997................           100               56               92               61               56            273
June 18, 1997...............           400               44               92              191               44            273
June 23, 1997...............         1,600               39               92              678               39            273
July 1, 1997................         6,129               31               92            2,065               31            273
                              --------------                                    ----------------
Total Weighted Average
  Shares....................     7,201,499                                          7,190,446
Total Dilutive Stock
  options...................        --                                                244,011
                              --------------                                    ----------------
Total Shares................     7,201,499                                          7,434,457
                              --------------                                    ----------------
                              --------------                                    ----------------


                              WEIGHTED AVERAGE
                              NUMBER OF SHARES
1997                            OUTSTANDING
----------------------------  ----------------
November 1--
  October 31................      7,130,303
Shares Issued:
November 5, 1996............          1,577
November 7, 1996............            196
November 8, 1996............            195
November 11, 1996...........            482
November 12, 1996...........            576
November 14, 1996...........            381
November 18, 1996...........            375
November 20, 1996...........             56
November 26, 1996...........            363
December 9, 1996............            396
December 13, 1996...........            296
December 26, 1996...........            791
December 27, 1996...........            159
January 1, 1997.............          3,536
January 2, 1997.............            386
January 3, 1997.............            462
January 6, 1997.............          1,213
January 8, 1997.............            601
January 13, 1997............            952
January 14, 1997............          2,333
January 15, 1997............            435
January 20, 1997............            141
January 21, 1997............            281
January 27, 1997............            204
February 7, 1997............            256
February 13, 1997...........          2,600
February 18, 1997...........            120
February 20, 1997...........            237
February 27, 1997...........            227
March 5, 1997...............            546
March 27, 1997..............            140
April 17, 1997..............            272
April 22, 1997..............             74
April 23, 1997..............            183
April 25, 1997..............             72
April 29, 1997..............            241
May 5, 1997.................            247
May 6, 1997.................            241
May 8, 1997.................             58
May 13, 1997................            204
May 15, 1997................          4,365
May 19, 1997................            180
May 20, 1997................          2,429
May 20, 1997................           (308)
May 23, 1997................             39
May 28, 1997................             34
June 2, 1997................             29
June 3, 1997................             83
June 4, 1997................             54
June 5, 1997................             39
June 6, 1997................             12
June 18, 1997...............             31
June 23, 1997...............             97
July 1, 1997................            235
                              ----------------
Total Weighted Average
  Shares....................      7,159,725
Total Dilutive Stock
  options...................        280,516
                              ----------------
Total Shares................      7,440,241
                              ----------------
                              ----------------