Form 10-K405
period 1998-10-31
AEP INDUSTRIES INC
filed 1999-01-29
CIK 785787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998, OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-14550
                            ------------------------

                              AEP INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             22-1916107
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

            125 PHILLIPS AVENUE                        07606-1546
        SOUTH HACKENSACK, NEW JERSEY                   (zip code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (201) 641-6600

    Securities registered pursuant to Section 12(b) of the Act:

                                   NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS               WHICH REGISTERED
------------------------------  ------------------------------
             None

    Securities registered pursuant to Section 12(g) of the Act:

  COMMON STOCK, $.01 PAR VALUE
--------------------------------
        (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant was approximately $75,280,000 based upon the average of the bid and asked prices of the stock, which was $21.75 on December 31, 1998.

    The number of shares of the Registrant's $.01 par value common stock outstanding as of December 31, 1998, was 7,279,901.

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

    Proxy Statement to be filed with respect to the Registrants Annual Meeting of Stockholders to be held on April 13, 1999--Part III.(*)

------------------------

* As stated under various items of this Annual Report, only certain specified portions of such document are incorporated by reference herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

RECENT DEVELOPMENTS

    During the fiscal year ended October 31, 1998, the Company sold all five of its Rigids' businesses to three separate parties. Gross proceeds for the sales were approximately $16.4 million. After giving effect to working capital adjustments and payment of professional fees, net proceeds amounted to approximately $13.9 million.

    At the time of the Borden Acquisition management decided not to retain the Rigids' businesses of Borden. The Rigids' businesses manufacture, market and distribute wet food containers, dry food trays and disposable food service products. These businesses were not considered core businesses, and the Company offered these businesses for sale. Accordingly, the net assets of such businesses were classified as net assets held for sale in the accompanying Consolidated Balance Sheet at October 31, 1997, and the results of the Rigids' businesses have not been included in the Company's results of operations for the fiscal year ended October 31, 1997 ("Fiscal 1997"). The results of operations for the fiscal year ended October 31, 1998 ("Fiscal 1998") for these Rigids' businesses have been reported as discontinued operations.

    On November 19, 1997, the Company sold in a private placement $200,000,000 of 9.875% Senior Subordinated Notes ("Notes") due 2007 at an issue price of 99.224% resulting in an effective yield of 10%. The discount to the initial purchasers was 2.75%, resulting in proceeds to the Company of $192,948,000. The initial purchasers were J.P. Morgan Securities Inc., Morgan Stanley & Co., Incorporated and Salomon Brothers Inc. The net proceeds of the sale were used to repay a portion of indebtedness outstanding under the Company's existing Credit Agreement. In May 1998, the Company completed the exchange of the Notes for notes which were registered under the Securities Act of 1933, as amended (the "Registered Notes"). The Registered Notes are identical in all respects to the Notes.

    In January 1998, the Company completed the sale of its operations in South Africa to local management for $1,000,000 plus the settlement of all intercompany items.

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

    The following table summarizes the Company's product lines:

PRODUCT                               LOCATION                     MATERIAL                       USES
---------------------------  ---------------------------  ---------------------------  ---------------------------
Polyvinyl chloride wrap      North America, Europe,       Polyvinyl chloride           Meat and food wrap;
                             Asia/Pacific,                                             institutional films, twist
                                                                                       wrap
Stretch (pallet) wrap        North America, Europe        Polyethylene                 Pallet wrap
                             Asia/Pacific,
Industrial films             United States, Asia/         Polyethylene                 Drum, box, carton, and pail
                             Pacific                                                   liners; bags for furniture
                                                                                       and mattresses; films to
                                                                                       cover high value products;
                                                                                       agricultural films
Printed and converted        Europe, Asia/Pacific         Primarily polyethylene       Printed, laminated and/ or
                                                                                       converted films providing
                                                                                       flexible
Films                                                                                  packaging to consumer
                                                                                       markets
Polypropylene and barrier    North America, Europe        Polypropylene Polyethylene   Packaging of baked goods,
films                                                                                  cheese, candies, and salted
                                                                                       snacks; used in tape,
                                                                                       diaper tabs, box windows
                                                                                       and graphic arts
Other products and           North America, Europe,       Various thermoplastics and   Manufactured and resale
specialty films              Asia/Pacific                 machinery                    items used in packaging

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

    The Company also has exclusive rights to an innovative separate slide cutter, which the Company believes is safer than regular cutters. The Company has introduced the slide cutter into the market, and believes that this new product has had a positive impact on cutter box sales.

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

    In connection with the Borden Acquisition, the Company identified and shut down less efficient stretch wrap operations, thereby reducing its stretch wrap capacity by approximately 58 million pounds. In addition, as a result of industry-wide overcapacity in the stretch wrap market, the Company has reduced its stretch wrap capacity by an additional 45 million pounds. Collectively, the Company has reduced its stretch wrap capacity by an aggregate of approximately 103 million pounds to an aggregate of 255 million pounds through a combination of permanently eliminating, temporarily idling and reallocating its capacity.

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

    Most of the industrial films manufactured by the Company, which may number as many as 22,000 separate and distinct products in any given year, are custom designed to meet the specific needs of its customers.

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

    PROFORMANCE

    The Company manufactures and markets oriented polypropylene films (characterized by their inelasticity) and, through Pro-Ex, co-extruded (layered) barrier and non-barrier films. Barrier films either encourage or restrict the passage of moisture, oxygen, light and gases (depending upon the desired properties), and are puncture resistant. A substantial portion of the Company's oriented polypropylene films (including metallized films) are used in packaging items such as salted snacks, confectionery, cookies, crackers, baked goods, and cheese. Industrial applications, such as diaper tabs, box windows, tape and graphic arts, account for the remaining oriented polypropylene films manufactured by the Company.

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

    Films manufactured by FIAP are sold in the United States, Europe, and the Middle East, mostly through an internal sales force directly to end-users.

    ASIA/PACIFIC REGION

    The Company is a major manufacturer of industrial films and flexible packaging and converted films in Australia and New Zealand. The Company's operations in the Asia/Pacific region resemble its North American and European operations with the same variety of films. Additionally, the Company acquired certain assets of ICI's Visqueen operations in August 1997 which strengthened its position as a significant supplier of industrial packaging films in Australia.

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

    Prior to the Borden Acquisition, polyvinyl chloride food wrap was manufactured in North Andover, Massachusetts and Griffin, Georgia. In order to streamline operations, the Company has closed and sold this Massachusetts plant and expanded and consolidated its domestic polyvinyl chloride food wrap manufacturing operations at the Georgia plant. The Company also manufactures polyvinyl chloride food wrap in plants strategically located in Spain, France, England, Australia and New Zealand.

    The Company manufactures stretch wrap and industrial films at several large geographically dispersed, integrated extrusion facilities located throughout North America, which also have the ability to produce other products. The size and location of those facilities, as well as their capacity to manufacture multiple types of films or re-orient equipment as market conditions warrant, enable the Company to achieve savings and minimize overhead and transportation costs. The Company also manufactures pallet wrap in Holland, Australia and New Zealand.

    The Company manufactures polypropylene films at its remaining plant in North Andover, Massachusetts. The Company has cast polypropylene capacity available in its North Carolina plant and has added new capacity for five layer blown co-extruded film at its Wright Township, Pennsylvania facility.

    At the FIAP facility located in Turate, Italy, the Company manufactures polyvinyl chloride food wrap, unplasticized polyvinyl chloride twist wrap, and converted and printed films. The Company manufactures flexible packaging and converted films in Europe at facilities strategically located in Holland and Belgium. The Company has completed its installation of new, efficient pallet wrap equipment at its Holland facility, which the Company believes will increase its market presence in Europe in this product. The Company also manufactures industrial films, PVC food films and printed converted products at its facilities located in Australia and New Zealand.

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

    The Company has regularly upgraded or replaced older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, the Company made several capital improvements, which included the construction of new manufacturing, warehouse and sales facilities in Alsip, Illinois and Wright Township, Pennsylvania, the purchase of new state-of-the-art extrusion equipment and the upgrading of older equipment. The Company is in the process of shifting production among its plants to improve efficiency and cost savings and is upgrading and replacing equipment at certain of these facilities in order to increase production capacity and enhance efficiency. The Company will continue to upgrade or replace equipment, as it deems appropriate.

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

RAW MATERIALS

    The Company manufactures film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. The Company selects its suppliers based on the price, quality and characteristics of the resins they produce. The Company has been able to achieve economies of scale by reason of increased purchasing power for its North American requirements. Most of the Company's purchases of resin in Fiscal 1998 have been from 18 of the

20 international resin suppliers, none of which accounted for more than 16% of the Company's requirements. The Company believes that the loss of any resin supplier would not have a materially adverse effect on the Company.

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

    The Company markets its polyvinyl chloride products in North America primarily through large distributors. Sales of polypropylene in North America are made by the Company's sales force primarily to packaging converters. The Company has restructured its Proponite sales force into the newly formed PROformance division to use its preexisting relationships to sell its barrier films, cast polypropylene films and other specialty products into the existing market place. Because the Company has expanded and continues to expand its product lines, sales persons are able to offer a much broader line of products than they could previously offer.

    During Fiscal 1997 and Fiscal 1998, approximately 35% and 40%, respectively, of the sales by the Company in North America were directly to end-users with the balance representing sales to distributors or representatives. The Company serves approximately 15,000 customers world wide, none of which account for more than 5% of the Company's net sales.

    Sales and marketing efforts in Europe and in the Asia/Pacific region are primarily by the Company's sales force to end-users, although distributors are used in cases where the distributor adds value to the customer.

DISTRIBUTION

    The Company believes that the timely delivery to customers of its products is a critical factor in the Company's ability to maintain its market position. Domestically, in order to ensure timely delivery, the Company uses both internal and external sources of distribution. The Company maintains a fleet of 28 trucks, most of which it leases, for the delivery to customers of approximately 15% of the Company's products, and it uses dedicated service haulers, contract carriers and common carriers where appropriate for the remainder of its deliveries. This combination enables the Company to control the distribution process and thereby insure priority handling and direct transportation of products to its customers, thus improving the speed, reliability and efficiency of delivery.

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

RESEARCH AND DEVELOPMENT

    The Company has a research and development department with a staff of approximately 18 persons. In addition, other members of management and supervisory personnel, from time to time, devote substantial amounts of time to research and development activities. The principal efforts of the research and development department are directed to maintaining and improving quality control in the Company's manufacturing operations, assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During Fiscal 1998, the Company has focused a significant portion of its research and development efforts on co-extruded (layered), cold seal, high barrier and MAPAC-TM-(modified atmosphere packaging, designed to either contain gases or allow the migration thereof) technologies.

    The Company's research and development department has developed a number of products with unique properties which the Company considers proprietary, certain of which are protected by patent.

    During Fiscal 1998, the Company spent $1,602,000 for research and development activities. For Fiscal 1997 and the fiscal year ended October 31, 1996 ("Fiscal 1996") the Company incurred expenses for research and development activities of $2,192,000 and $635,000, respectively.

PROPRIETARY RIGHTS

    The Company owns or has rights to 8 issued patents and has filed 12 additional patent applications. The Company also owns a number of trademarks throughout the world and is in the process of applying for additional trademarks. The Company does not consider that any of these intellectual property rights are material to its overall business.

COMPETITION

    The business of supplying plastic packaging products is extremely competitive and the Company faces competition from a substantial number of companies engaged in similar and alternative packaging products businesses. Some of the Company's competitors are subsidiaries or divisions of large international, diversified companies with extensive production facilities, well developed sales and marketing staffs and substantially greater financial resources than the Company.

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

BACKLOG

    The Company estimates that the total dollar volume of its backlog as of the end of Fiscal 1998 and Fiscal 1997 was approximately $47,000,000 and $58,000,000, respectively. These backlogs represent approximately 21 days of production in Fiscal 1998 and 27 days in Fiscal 1997. The Company believes that because the great majority of its production is based upon purchase orders rather than long term contracts, the amount of its backlog is not an important indicator of future sales.

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

EMPLOYEES

    At October 31, 1998, the Company had approximately 3,300 employees worldwide, including officers and administrative personnel. In North America, the Company has three collective bargaining agreements, the earliest of which expires in March 1999, covering approximately 275 employees. Further, the Company has collective bargaining agreements at 16 international facilities (excluding Canada) covering substantially all of the hourly employees at such international facilities. As is common in many foreign jurisdictions, substantially all of the Company's employees in such foreign jurisdictions are covered by country-wide collective bargaining agreements. While the Company believes that its relations with its employees are satisfactory, a dispute between the Company and its employees could have a material adverse effect on the Company.

MANAGEMENT

    The officers and directors of the Company are as follows:

NAME                                     AGE                                   POSITION
------------------------------------  ---------  --------------------------------------------------------------------
J. Brendan Barba....................  57         Chairman of the Board, President and Director
Paul M. Feeney......................  56         Executive Vice President and Director
John J. Powers......................  34         Executive Vice President--Sales and Marketing
David J. Cron.......................  44         Executive Vice President--Manufacturing
Lawrence R. Noll....................  50         Vice President Controller and Director
James B. Rafferty...................  46         Vice President and Treasurer
Jean L'Allier.......................  43         Vice President General Counsel and Secretary
Edgar Reich.........................  56         Vice President--International Operations
Kenneth Avia........................  56         Director
William H. Carter...................  45         Director
Paul E. Gelbard.....................  68         Director
C. Robert Kidder....................  54         Director
Clifton C. Robbins..................  40         Director
Lee C. Stewart......................  50         Director
Scott M. Stuart.....................  39         Director

    J. BRENDAN BARBA is one of the founders of the Company and has been its President and a director since its organization in January 1970. In November 1985, Mr. Barba assumed the additional title of Chairman of the Board of Directors of the Company.

    PAUL M. FEENEY has been an Executive Vice President and a director of the Company since December 1988. From 1980 to 1988 Mr. Feeney was Vice President and Treasurer of Witco Corporation.

    JOHN J. POWERS was elected Executive Vice President--Sales and Marketing in May 1996. Prior thereto, he was Vice President--Industrial Products of the Company.

    DAVID J. CRON has been Executive Vice President--Manufacturing since July, 1997 Prior thereto he was Vice President--Manufacturing, a plant manager and held various other positions since 1976.

    LAWRENCE R. NOLL has been a Vice President and a director of the Company since September 1993. For more than 13 years prior thereto, he was the Controller of the Company, and he was re-elected Controller in October 1996. He was the Secretary of the Company from September 1993 through April 1998.

    JAMES B. RAFFERTY has been Vice President and Treasurer of the Company since October 1996. Prior thereto, he was Assistant Treasurer since July 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

    JEAN L'ALLIER has been employed by the Company as general counsel since April 1997. He was elected Vice President and General Counsel in November 1997 and elected Secretary of the Company in April 1998. For more than five years prior to April 1997 he was engaged in the private practice of law as a sole practitioner in New York City.

    EDGAR REICH was employed by the Company since July 1998 as director of European operations. He was elected Vice President--International Operations in November 1998. Prior to July 1998 he held various international management positions with Witco Corporation.

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

    The Governance Agreement also provides that Borden will have certain rights to designate directors to serve on specified committees, that the approval of a number of directors that represent at least 66 2/3% of the total number of directors will be required on certain specific Board actions, and that, as long as Borden owns in excess of 25% of Shares, a Borden-designated director must be part of the 66 2/3% majority. The Governance Agreement also provides Borden with preemptive rights to purchase additional Shares in order to maintain its percentage ownership of the Shares and that Borden may not acquire Shares such that for the three-year period following the closing of the Borden Acquisition its percentage ownership of Shares would increase beyond the number of Shares it acquired pursuant to the Borden Acquisition and that Borden is subject to certain additional standstill provisions for the three-year period.

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

    The Company is in the process of divesting itself of certain of these facilities, including those located at Moonachie, New Jersey; Scarborough, Ontario, Canada; Les Ulis, France; and Remschied, Germany.

    The following chart sets forth the properties owned and operated by the
Company:

                                                                                                     APPROXIMATE
LOCATION(1)                                                                                         SQUARE FOOTAGE
--------------------------------------------------------------------------------------------------  --------------
NORTH AMERICA.....................................................................................

Griffin, Georgia..................................................................................       330,000
Wright Township, Pennsylvania.....................................................................       328,000
North Andover, Massachusetts......................................................................       250,000
Matthews, North Carolina..........................................................................       242,000
Gainesville, Texas................................................................................       220,000
Alsip, Illinois...................................................................................       182,000
West Hill, Ontario, Canada........................................................................       117,000
Chino, California.................................................................................       115,000
Waxahachie, Texas.................................................................................       100,000
Edmonton, Alberta, Canada.........................................................................        15,000

ASIA/PACIFIC

Auckland, New Zealand.............................................................................       154,000
Christchurch, New Zealand.........................................................................       128,000
Shimodate, Japan..................................................................................        69,000
Sydney, Australia.................................................................................       180,000
Melbourne, Australia..............................................................................        45,000

                                                                                                     APPROXIMATE
LOCATION(1)                                                                                         SQUARE FOOTAGE
--------------------------------------------------------------------------------------------------  --------------
EUROPE

Apeldoorn, Holland................................................................................       267,000
Ghlin, Belgium....................................................................................       223,000
Turate, Italy.....................................................................................       220,000
Fecamp, France....................................................................................       105,000
Southampton, England..............................................................................        61,000
Alicante, Spain...................................................................................        52,000
Barbezieux, France................................................................................        25,000

------------------------

1) Where the Company maintains multiple facilities at any particular location, the square footage has been aggregated. All facilities are owned by the Company except for the following facilities, subject to leasehold interests, which begin expiring in 1999: Auckland, New Zealand (both facilities); Christchurch, New Zealand (one of two facilities); Sydney, Australia (one of three facilities); and Melbourne, Australia.

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

    At November 1, 1996, the Company had two separate manufacturing operations in North Andover, Massachusetts. The Company closed and sold one of these facilities and transferred the operations and equipment to other Company manufacturing facilities. In addition, as part of the Borden Acquisition, the Company acquired ten leaseholds for warehouse and office facilities, nine in the United States and one in Canada. The Company has closed down many of these facilities and transferred warehouse and office operations to existing Company facilities.

    In aggregate, the Company currently utilizes approximately 4 million square feet of manufacturing, office and warehouse space excluding the North Andover facility being closed. Sales offices are assigned to each of the Company plants. As of October 31, 1998, the Company's manufacturing facilities had a combined average annual production capacity exceeding 1 billion pounds.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    AEP's Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "AEPI." The high and low closing prices for the Company's Common Stock, as reported in NNM, for the Company's two fiscal years ended October 31, 1998, are as follows:

                                                                                                     PRICE RANGE
                                                                                                 --------------------
FISCAL YEAR AND PERIOD                                                                             HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
1998

  First quarter................................................................................  $   35.00  $   27.00
  Second quarter...............................................................................      38.50      31.50
  Third quarter................................................................................      34.50      19.88
  Fourth quarter...............................................................................      22.00      14.88

1997

  First quarter................................................................................  $   58.00  $   46.00
  Second quarter...............................................................................      60.75      41.75
  Third quarter................................................................................      50.00      22.00
  Fourth quarter...............................................................................      39.13      24.00

    On December 31, 1998, the closing price for a share of the Company's Common Stock, as reported by NNM, was $21.75.

    As of December 31, 1998, the Company's Common Stock was held by approximately 1,700 stockholders of record or through nominee or street name accounts with brokers.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                         YEAR ENDED OCTOBER 31
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------

                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       ----------------------------------------------------------
INCOME STATEMENT DATA
Net sales............................................  $  701,239  $  759,123  $  270,534  $  242,886  $  184,669
Operating profit.....................................  $   37,695  $   39,852  $   15,538  $   25,224  $   19,734
Income before provision for income taxes.............  $    5,462  $   13,266  $    4,411  $   22,399  $   18,801
Income from continuing operations and before
  extraordinary item.................................  $    3,167  $    8,571  $    2,553  $   13,676  $   11,404
(Loss) from discontinued operations..................  $   (2,904)     --          --          --          --
Net income...........................................  $      263  $    8,571  $    2,553  $   13,486  $   11,404
Earning per share:
  Basic income from continuing operations and before
    extraordinary item...............................  $      .44  $     1.19  $     0.52  $     1.99  $     1.55
  Basic loss from discontinued operations and before
    extraordinary item...............................  $     (.40)     --          --          --          --
Basic net income.....................................  $      .04  $     1.19  $     0.52  $     1.96  $     1.55
Diluted income from continuing operations and before
  extraordinary item.................................  $      .43  $     1.15  $     0.50  $     1.94  $     1.53
Diluted loss from discontinued operations and before
  extraordinary item.................................  $     (.40)     --          --          --          --
Diluted net income...................................  $      .03  $     1.15  $     0.50  $     1.92  $     1.53
Dividends declared and paid per common share (a).....  $     0.00  $     0.00  $     0.00  $     0.10  $     0.08

BALANCE SHEET DATA
Total assets.........................................  $  596,198  $  613,083  $  611,665  $  143,287  $  118,496
Long-term debt.......................................  $  301,817  $  311,522  $  325,438  $   82,523  $   23,500
Shareholders' Equity.................................  $   86,301  $   87,982  $   95,133  $   16,808  $   61,789

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

    At the time of the acquisition, management decided not to retain the Rigids' businesses of Borden. The Rigids' businesses manufactured, marketed and distributed wet food containers, dry food trays and disposable food service products. These businesses were not considered core businesses, and the Company offered these businesses for sale. Accordingly, the net assets of such businesses were classified as net assets held for sale in the accompanying 1997 Consolidated Balance Sheet and the results of the Rigids' businesses have not been included in the Company's results of operations

    The Borden Acquisition resulted in a significant increase in the Company's sales and costs associated therewith. As a result, the results of operations for the years ended October 31, 1997 and 1996 and, to a lesser extent, for the years ended October 31, 1996 and 1995, are not comparable from period to period. A summary of unaudited proforma consolidated results of operations of the Company as if the Acquisition had occurred at November 1, 1995, has been presented in
Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    YEAR ENDED OCTOBER 31, 1998 AS COMPARED TO YEAR ENDED OCTOBER 31, 1997

    Net sales in Fiscal 1998, were $701,239,000, a decrease of $57,884,000 or 7.6% from Fiscal 1997. Net sales in North America decreased to $430,985,000 in Fiscal 1998 from $469,631,000 for Fiscal 1997, or 8%, primarily due to a 9% decrease in per unit selling prices as a result of lower raw material costs which were passed though to customers. This decrease in selling prices was partially offset by an increase in sales volume of 2% in North America. Net sales in Europe decreased to $192,248,000 in Fiscal 1998 from $194,108,000 in Fiscal 1997, or 1%, primarily due to an 7% decrease in selling prices (local currency) partially offset by a 6% increase in sales volume. Net sales in Asia/Pacific decreased to $78,006,000 in Fiscal 1998 from $80,586,000 in Fiscal 1997, or 3%. The Asia/Pacific region had a 22% sales volume increase as a result of the Company's acquisition of certain businesses during the prior year offset by a decrease of 21% in average selling prices (local currency), because of the change in the product mix as a result of the aforementioned acquisitions, which the acquired business had average lower selling prices, and from economic pressures in the region. The Company's net sales for Fiscal 1997 included net sales of $14,798,000 from its South African operation, which was sold November 1, 1997.

    Gross profit for Fiscal 1998 amounted to $156,811,000 compared to $159,732,000, in Fiscal 1997, a decrease of $2,921,000. North America experienced an increase in gross profit of $3,191,000 or 3% for Fiscal 1998 as a result of increased utilization of plant facilities, increased sales volume, and from reduced raw material costs. Gross profit in Europe increased by $482,000 for Fiscal 1998 when compared to Fiscal 1997. This increase was primarily due to increased sales volume in spite of market conditions which prevented the timely passing through of increased raw material costs to customers during the first six months of Fiscal 1998. This volume increase also helped increase utilization of facilities. Gross profit for the Asia/Pacific region decreased $2,744,000 in Fiscal 1998 when compared to Fiscal 1997. This decrease in gross profit is a result of economic pressures in the Asia/Pacific region, which caused depressed unit selling prices, of approximately 20% as compared to the prior year, and reduced plant utilization for the first half of Fiscal 1998. The Company's gross profit for Fiscal 1997 included $3,850,000 from its South African operation, which was sold November 1, 1997.

    Operating expenses for Fiscal 1998 were $119,116,000 as compared to $119,880,000 in Fiscal 1997. This net decrease of $764,000 can be attributed to a reduction in selling expenses of $2,173,000 as a result of the realignment of the Company's worldwide sales force implemented at the beginning of Fiscal 1998. This reduction in selling expenses was offset by an increase of $4,145,000 in warehousing and delivery costs resulting from increased sales volume and increased costs incurred in the implementation of new delivery systems during the fiscal year. The Company's general and administrative expenses for Fiscal 1998 also increased by $1,191,000, which had no major increase in any one area. The operating expenses for the year ended October 31, 1997 included $3,927,000 related to its South African operation, which was sold November 1, 1997.

    Interest expense for Fiscal 1998, amounted to $33,780,000, an increase of $3,719,000 from the prior year. This increase in interest expense is due to the Company's issuance of $200,000,000 of 9.875% Senior

Subordinated Notes in November 1997, which resulted in higher average interest rates for the fiscal year, partially offset by lower average debt outstanding for Fiscal 1998.

    Other income for Fiscal 1998, amounted to $1,547,000, which includes foreign currency exchange and hedge gains of $778,000 realized during the fiscal year, $419,000 in interest income, income from investment in a joint venture of $252,000. Also included in other income were $133,000 in gains on sales of machinery and equipment $208,000 in rental income and other miscellaneous net expenses of $243,000 for the period.

    Net income from continuing operations for Fiscal 1998 decreased by 64% to $3,167,000 from $8,571,000 in Fiscal 1997. This decrease was due primarily to the reduction in gross profit realized in the Company's Asia/Pacific market place, as well as increased interest expense and a reduction in other income from the prior year.

    YEAR ENDED OCTOBER 31, 1997 AS COMPARED TO YEAR ENDED OCTOBER 31, 1996

    Net sales for Fiscal 1997 increased by 181% to $759,123,000 from $270,534,000 during Fiscal 1996. This increase in net sales reflects the Borden Acquisition which resulted in increased net sales in North America of $199,097,000, in Europe of $208,906,000 and in the Asia/Pacific region of $80,586,000. The Company believes that sales during Fiscal 1997 were negatively impacted as a result of volume and price declines in the overall North America stretch wrap business due to overcapacity which was partially offset by volume increases in the Company's other product lines. Europe and Asia/Pacific had an increase in sales volume which was offset by a decrease in average selling prices when compared to the proforma results in the prior year.

    Gross profit for Fiscal 1997 increased by 167% to $159,732,000 from $59,770,000 during the same period in Fiscal 1996. This increase in gross profit resulted from the Borden Acquisition and consisted of increased gross profit in of $43,564,000 North America, of $41,777,000 in Europe and of $14,621,000 in the Asia/Pacific region. Gross profit as a percentage of sales during 1997 declined to 21.0% from 22.1% during Fiscal 1996 primarily as a result of overcapacity and intense competition in the North America stretch wrap business, which was partially offset by cost savings associated with the Borden Acquisition. This overcapacity resulted in reduced sales volume and underutilization of plant facilities, each of which negatively impacted margins as labor and other fixed costs were spread over fewer sales. Europe had a slight increase in gross margins due to increased sales volumes, which lowered production costs by increasing plant efficiencies. Asia/Pacific had decreased gross profit margins primarily due to the deterioration of economic conditions in the regions which resulted in lower average selling prices.

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

    Interest expense for Fiscal 1997 increased by 161% to $30,061,000 from $11,517,000 during Fiscal 1996. This increase in interest expense is primarily due to increased borrowings used to finance the Borden Acquisition and an additional charge of $3,330,000 for loan origination fees applicable to amendments to the current credit facility in connection with the Company's issuance of its $200,000,000 of 9.875% Senior Subordinated Notes. A decline in interest rates during Fiscal 1997 partially offset this increase for the period

    Other income for Fiscal 1997 increased to $3,475,000 from $390,000 in Fiscal 1996. The amount for the Fiscal 1997 includes $1,278,000 in interest income, $198,000 in foreign currency exchange gains realized during the period, $416,000 in gain from the sale of securities and income from investment in a joint venture of $317,000. Also included in other income were $256,000 in gains on sales of machinery and equipment, $121,000 in rental income and other miscellaneous income earned for the period.

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

    The Company's working capital amounted to $46,632,000 at October 31, 1998, compared to $56,045,000 at October 31, 1997. This decrease of $9,413,000 in working capital is primarily a result of net repayments of short term borrowings from proceeds received from the sale of the Company's five rigids businesses in Fiscal 1998 and the strengthening of the United States dollar during Fiscal 1998, thereby reducing the translation of working capital balances of foreign subsidiaries. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

    On October 11, 1996, the Company entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent, and the banks party thereto. The Credit Agreement provided the Company with two credit facilities, consisting of a term credit facility in the amount of $350,000,000 and a revolving credit facility for an amount up to $100,000,000. The proceeds borrowed under the Credit Agreement were used to pay the $263,000,000 cash portion of the purchase price for the Borden Acquisition, to repay the $95,400,000 balance under the then existing term credit and revolving credit obligations and to pay the expenses and related costs of the Borden Acquisition and the borrowing under the Credit Agreement. The term loan commitment expired on the date of the closing of the Credit Agreement and the borrowing of the term loan thereunder. Amounts repaid or prepaid with respect to the term loan may not be reborrowed. As of October 31, 1998, there was $112,000,000 outstanding under the term credit facility and no outstanding borrowings under the revolving credit facility.

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

    The Company also has a $10,000,000 unsecured revolving credit facility available for working capital purposes. At October 31, 1998, there were no outstanding borrowings under this facility.

    The Company also maintains various unsecured short-term credit facilities at its foreign subsidiaries. At October 31, 1998, the aggregate amount outstanding under such facilities was approximately

$16,300,000 and approximately $52,000,000 was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries. Approximately $7,000,000 of such indebtedness is guaranteed by the Company.

    The Company's cash and cash equivalents decreased by $149,000 during Fiscal 1998, as compared to a decrease of $7,924,000 during Fiscal 1997. Net cash provided by operating activities during Fiscal 1998 was $60,791,000 primarily due to depreciation and amortization expense of $34,292,000, net income from continuing operations of $3,167,000, and net increases in other operating assets and liabilities of $23,054,000. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash used in investing activities during Fiscal 1998 was $9,321,000, resulting primarily from the net investment in capital expenditures of $25,727,000 which was offset by proceeds received from the sale of the Company's rigids businesses for $10,940,000 and the sale of the Company's South African subsidiary of $2,284,000. The Company also had $3,182,000 in sales of machinery and equipment for Fiscal 1998.

    Net cash used by financing activities during Fiscal 1998 was $42,188,000, reflecting net borrowings of $198,500,000 from the issuance of the Company's Subordinated Notes and proceeds from stock issuance's of $857,000, offset by a repayment of $196,591,000 on the term loan and net repayments made under worldwide bank loan agreements of $44,954,000. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

    The Company anticipates that in its fiscal year ending October 31, 1999 ("Fiscal 1999") capital expenditures will be approximately $33,000,000, of which approximately $10,200,000 has been committed and approximately $8,000,000 is expected to be utilized for general maintenance of machinery and equipment. This investment in capital expenditures is expected to be used to expand the Company's product lines and increase capacity of existing machinery and equipment.

    The Company anticipates that in Fiscal 1999 its debt service will approximate $47,000,000, including scheduled principal payments of $15,000,000 and interest expense of approximately $32,000,000. The Company also has approximately $16,000,000 of foreign bank borrowings due to be paid in Fiscal 1999, which the Company expects will be refinanced.

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

YEAR 2000

    The Company is currently undertaking a systems readiness review that will help mitigate the risks associated with the Year 2000 issue, that is, computer programs that were written to store only two digits of the year portion of date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. The Company's review addresses: (a) the Company's application software and hardware and related operating systems; (b) embedded technology in production equipment; and (c) Year 2000 compliance by third parties, principally suppliers and customers. In Fiscal 1997, the Company initiated programs to upgrade and enhance its international business systems in order to replace aging technologies and provide infrastructure to support these businesses. In connection with these upgrades and enhancements, the Company is in the process of installing these new systems which are designed to be Year 2000 compliant. The domestic businesses application software and hardware have been inventoried and are in the process of being modified or being upgraded to be Year 2000 compliant.

    The Company is in the process of completing its inventories and assessments in regard to embedded technology, such as microcontrollers in its production equipment, at each of its worldwide businesses. This process is expected to be completed in the first quarter of 1999. Until the inventories and assessments are completed, it is not possible to determine what action, if any, will be required to be taken.

    In evaluating the impact on the Company of Year 2000 compliance by significant third parties, each Company's business location is in the process of identifing and contacting each significant third party to ascertain such third party's Year 2000 readiness. It is expected that this process will be completed in the first quarter of 1999. Until this process is completed, it is not possible to determine which third parties will not be Year 2000 compliant and the effect of such failure on the Company.

    Once Year 2000 compliance areas are reviewed and necessary upgrades are completed, the Company plans to test systems to verify that compliance has been achieved. The target completion date for system testing is October 31, 1999. The Company estimates the total cost associated with Year 2000 compliance activities, including upgrades in the international business systems will be approximately $6.5 million of which $5 million has been incurred through October 31, 1998. Cash flow from operations is expected to fund the balance of the project.

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Because of the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, and financial condition.

FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward Looking Statements" about the Company's prospects for the future such as its ability to generate sufficient working capital, its ability to continue to maintain sales and profits of its operations and its ability to generate sufficient funds to meet its cash requirements. The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ending October 31, 1999, include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for the Company's products, price fluctuations which could adversely impact the Company's inventory and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward looking benefits or judgments in this section and in other parts of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index:

        Report of Independent Public Accountants

        Financial Statements:

           Consolidated Balance Sheets as of October 31, 1998 and 1997

           Consolidated Statements of Income--For the years ended

           October 31, 1998, 1997 and 1996

           Consolidated Statements of Shareholders' Equity--For the years ended October 31, 1998, 1997 and 1996

           Consolidated Statements of Cash Flows--For the years ended October 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements

        Financial Statement Schedules:

           Schedules included are set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information concerning this item, see "Item 1. Business--Executive Officers of the Company" of Part I hereof and the table and text under the caption "Name of Nominee and Certain Biographical Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on April 13, 1999 (the "Proxy Statement"), which information is incorporated herein by reference.

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

    (b) Current Reports on Form 8-K:

    None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AEP Industries Inc.:

    We have audited the accompanying consolidated balance sheets of AEP Industries Inc. (a Delaware corporation) as of October 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 17, 1998

                              AEP INDUSTRIES INC.

          CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1998 AND 1997

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $    3,994  $    4,143
  Accounts receivable, less allowance of $5,497 and $5,226 in 1998 and 1997, respectively,
    for doubtful accounts.................................................................     101,393     112,219
  Inventories, net........................................................................      91,930      92,021
  Net assets held for sale................................................................      --          15,000
  Other current assets....................................................................      16,509      12,978
                                                                                            ----------  ----------
      Total current assets................................................................     213,826     236,361
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization....     285,008     292,743
GOODWILL less accumulated amortization of $2,629 and $1,351 in 1998 and 1997,
  respectively............................................................................      40,817      43,183
INVESTMENT IN JOINT VENTURE...............................................................      15,597      15,345
DEFERRED TAX ASSET........................................................................      21,405      16,899
OTHER ASSETS..............................................................................      19,545       8,552
                                                                                            ----------  ----------
      Total assets........................................................................  $  596,198  $  613,083
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of debt.................................................................  $   30,968  $   65,484
  Accounts payable........................................................................      90,455      74,720
  Accrued expenses........................................................................      45,771      40,112
                                                                                            ----------  ----------
      Total current liabilities...........................................................     167,194     180,316
LONG-TERM DEBT............................................................................     301,817     311,522
OTHER LONG TERM LIABILITIES...............................................................       6,440       6,278
DEFERRED INCOME TAXES.....................................................................      34,446      26,985
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock--$1.00 par value; 1,000,000 shares authorized; none issued..............      --          --
  Common stock--$.01 par value; 30,000,000 shares authorized; 10,022,301 and 9,988,330
    shares issued in 1998 and 1997, respectively..........................................         100         100
  Additional paid-in capital..............................................................      91,324      89,974
  Treasury stock--common stock; at cost, 2,744,600 and 2,781,543 shares in 1998 and 1997,
    respectively..........................................................................     (60,963)    (61,783)
  Retained earnings.......................................................................      78,942      78,679
  Cumulative translation adjustment.......................................................     (23,102)    (18,988)
                                                                                            ----------  ----------
      Total shareholders' equity..........................................................      86,301      87,982
                                                                                            ----------  ----------
      Total liabilities and shareholders' equity..........................................  $  596,198  $  613,083
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                1998        1997        1996
                                                                             ----------  ----------  ----------
NET SALES..................................................................  $  701,239  $  759,123  $  270,534
COST OF SALES..............................................................     544,428     599,391     210,764
                                                                             ----------  ----------  ----------
      Gross profit.........................................................     156,811     159,732      59,770
OPERATING EXPENSES:
  Delivery and warehousing.................................................      49,480      46,492      20,825
  Selling..................................................................      39,604      43,363      15,701
  General and administrative...............................................      30,032      30,025       7,706
                                                                             ----------  ----------  ----------
      Total operating expenses.............................................     119,116     119,880      44,232
                                                                             ----------  ----------  ----------
      Income from operations...............................................      37,695      39,852      15,538
OTHER INCOME (EXPENSE):
  Interest expense.........................................................     (33,780)    (30,061)    (11,517)
  Other, net...............................................................       1,547       3,475         390
                                                                             ----------  ----------  ----------
                                                                                (32,233)    (26,586)    (11,127)
      Income from continuing operations before provision for income
        taxes..............................................................       5,462      13,266       4,411
                                                                             ----------  ----------  ----------
PROVISION FOR INCOME TAXES.................................................       2,295       4,695       1,858
                                                                             ----------  ----------  ----------
      Income from continuing operations....................................       3,167       8,571       2,553
DISCONTINUED OPERATIONS
  (Loss) from operations of discontinued Rigids businesses (less applicable
    income tax benefit of $1,571)..........................................      (2,779)     --          --
  (Loss) on disposal of Rigids businesses (less applicable income tax
    benefit of $932).......................................................        (125)     --          --
                                                                             ----------  ----------  ----------
  Net Income...............................................................  $      263  $    8,571  $    2,553
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
EARNINGS PER SHARE:
  Basic income from continuing operations..................................  $     0.44  $     1.19  $     0.52
  Basic loss from discontinued operations..................................       (0.40)     --          --
                                                                             ----------  ----------  ----------
    Basic net income.......................................................  $     0.04  $     1.19  $     0.52
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
  Total basic shares.......................................................   7,266,888   7,172,790   4,868,001
  Diluted income from continuing operations................................  $     0.43  $     1.15  $     0.49
  Diluted loss from discontinued operations................................       (0.40)     --          --
                                                                             ----------  ----------  ----------
    Diluted net income.....................................................  $     0.03  $     1.15  $     0.49
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
  Total diluted shares.....................................................   7,401,431   7,452,393   5,193,290

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                                                          NET
                                               COMMON STOCK           TREASURY STOCK      ADDITIONAL   CUMULATIVE     UNREALIZED
                                          ----------------------  ----------------------    PAID-IN    TRANSLATION    INVESTMENT
                                           SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL    ADJUSTMENT        GAIN
                                          ---------  -----------  -----------  ---------  -----------  -----------  ---------------
BALANCES AT OCTOBER 31, 1995............      7,437   $      74        2,633   $ (58,304)  $   7,483    $  --          $  --
  Issuance of common stock upon exercise
    of stock options....................         66           1       --          --             308       --             --
  Issuance of common stock pursuant to
    stock purchase plan.................         15      --           --          --             285       --             --
  Issuance of common stock pursuant to
    acquisition of Borden Global
    Packaging...........................      2,413          24       --          --          79,976       --             --
  Net income............................     --          --           --          --          --           --             --
  Purchase of treasury stock............     --          --              168      (3,838)     --           --             --
  Translation adjustments...............     --          --           --          --          --           (1,283)        --
  Net unrealized investment gain........     --          --           --          --          --           --                299
                                          ---------       -----   -----------  ---------  -----------  -----------       -------
BALANCES AT OCTOBER 31, 1996............      9,931          99        2,801     (62,142)     88,052       (1,283)           299
  Issuance of common stock upon exercise
    of stock options....................         46           1       --          --             727       --             --
  Issuance of common stock pursuant to
    stock purchase plan.................         11      --           --          --             363       --             --
  Tax benefit from stock option
    exercises...........................     --          --           --          --             160       --             --
  Net Income............................     --          --           --          --          --           --             --
  ESOP contribution.....................     --          --              (19)        359         672       --             --
  Sale of securities....................     --          --           --          --          --           --               (299)
  Translation adjustments...............     --          --           --          --          --          (17,705)        --
                                          ---------       -----   -----------  ---------  -----------  -----------       -------
BALANCES AT OCTOBER 31, 1997............      9,988         100        2,782     (61,783)     89,974      (18,988)        --
  Issuance of common stock upon Exercise
    of stock options....................         18      --           --          --             231       --             --
  Issuance of common stock pursuant to
    stock purchase plan.................         16      --           --          --             348       --             --
  Tax benefit from stock option
    exercises...........................     --          --           --          --             295       --             --
  Net Income............................     --          --           --          --          --           --             --
  ESOP contribution.....................     --          --              (37)        820         476       --             --
  Translation adjustments...............     --          --           --          --          --           (4,114)        --
                                          ---------       -----   -----------  ---------  -----------  -----------       -------
BALANCES AT OCTOBER 31, 1998............     10,022   $     100        2,745   $ (60,963)  $  91,324    $ (23,102)        --
                                          ---------       -----   -----------  ---------  -----------  -----------       -------
                                          ---------       -----   -----------  ---------  -----------  -----------       -------


                                           RETAINED
                                           EARNINGS
                                          -----------
BALANCES AT OCTOBER 31, 1995............   $  67,555
  Issuance of common stock upon exercise
    of stock options....................      --
  Issuance of common stock pursuant to
    stock purchase plan.................      --
  Issuance of common stock pursuant to
    acquisition of Borden Global
    Packaging...........................      --
  Net income............................       2,553
  Purchase of treasury stock............      --
  Translation adjustments...............      --
  Net unrealized investment gain........      --
                                          -----------
BALANCES AT OCTOBER 31, 1996............      70,108
  Issuance of common stock upon exercise
    of stock options....................      --
  Issuance of common stock pursuant to
    stock purchase plan.................      --
  Tax benefit from stock option
    exercises...........................
  Net Income............................       8,571
  ESOP contribution.....................      --
  Sale of securities....................      --
  Translation adjustments...............      --
                                          -----------
BALANCES AT OCTOBER 31, 1997............      78,679
  Issuance of common stock upon Exercise
    of stock options....................      --
  Issuance of common stock pursuant to
    stock purchase plan.................      --
  Tax benefit from stock option
    exercises...........................      --
  Net Income............................         263
  ESOP contribution.....................      --
  Translation adjustments...............      --
                                          -----------
BALANCES AT OCTOBER 31, 1998............   $  78,942
                                          -----------
                                          -----------

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................................  $     263  $   8,571  $   2,553
  Adjustments to reconcile net income to net cash provided by operating activities--
    Loss from discontinued operations................................................      2,779     --         --
    Loss from disposal of Rigids.....................................................        125     --         --
    Depreciation and amortization....................................................     34,292     32,651     12,534
    ESOP contribution................................................................      1,313      1,031     --
    Other............................................................................       (320)      (989)    --
    Provision for losses on accounts receivable and inventory........................      2,496      2,605        527
    Write-off of debt issuance costs.................................................     --          3,330     --
    Deferred income taxes............................................................        576      2,704        288
  Changes in operating assets and liabilities, net of acquisition of business
    (Increase) in accounts receivable................................................      5,453     (9,561)    (4,383)
    (Increase) decrease in inventories...............................................     (2,274)     1,354      4,393
    (Increase) decrease in other current assets......................................     (3,899)     2,749     (1,573)
    (Increase) decrease in other assets..............................................    (12,826)   (18,868)    11,332
    Decrease in goodwill.............................................................      1,088      8,423     --
    Increase (decrease) in accounts payable..........................................     17,315      6,393     (8,576)
    Increase (decrease) in accrued expenses..........................................      6,418     (9,020)    (9,759)
    Increase in other long term liabilities..........................................      7,992      7,943     --
                                                                                       ---------  ---------  ---------
        Net cash provided by operating activities....................................     60,791     39,316      7,336
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Acquisition of Borden Global Packaging, net of cash acquired.....................     --         --       (254,939)
    Capital expenditures.............................................................    (25,727)   (39,352)   (14,040)
    Sales and retirements of property, plant and equipment, net......................      3,182      2,088         14
    Acquisition of assets in Australia...............................................     --         (8,758)    --
    (Purchases) Sales of marketable securities.......................................     --          2,486        (53)
    Net proceeds from sale of Rigids and South Africa................................     13,224     --         --
                                                                                       ---------  ---------  ---------
        Net cash used in investing activities........................................     (9,321)   (43,536)  (269,018)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Subordinated Debentures................................    198,500     --         --
    (Repayments) borrowings of Term Loan.............................................   (196,591)    --        370,300
    Net (repayments) borrowings......................................................    (44,954)       549    (92,353)
    Proceeds from issuance of common stock...........................................        857      1,091        594
    Purchase of treasury stock.......................................................     --         --         (3,838)
                                                                                       ---------  ---------  ---------
        Net cash (used in) provided by financing Activities..........................    (42,188)     1,640    274,703
                                                                                       ---------  ---------  ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH.............................................     (9,431)    (5,344)    (1,283)
                                                                                       ---------  ---------  ---------
        Net increase (decrease) in cash..............................................       (149)    (7,924)    11,738
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................................      4,143     12,067        329
                                                                                       ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............................................  $   3,994  $   4,143  $  12,067
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES
Long term note received from sale of portion of Rigids' business.....................  $   3,004     --         --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                              AEP INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

    AEP Industries Inc. (the "Company") is an international manufacturer of a wide range of plastic film products. The Company's products are used in a number of industrial, commercial, food and agricultural applications and are sold worldwide, including North America, Western Europe and the Asia/Pacific regions.

(2) SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION--

    The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

    REVENUE RECOGNITION--

    Revenues are generally recognized when products are shipped to customers.

    CASH AND CASH EQUIVALENTS--

    The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

    MARKETABLE SECURITIES--

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

    USE OF ESTIMATES--

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

    PROPERTY, PLANT AND EQUIPMENT--

    Property, plant and equipment is stated at cost. Depreciation and amortization are computed using primarily the straight-line method over the estimated useful lives of the assets. The cost of property, plant and equipment and the related accumulated depreciation and amortization is removed from the accounts upon the retirement or disposal of such assets and the resulting gain or loss is recognized at the time of disposition. The cost of maintenance and repairs is charged to expense as incurred.

                              AEP INDUSTRIES INC.

(2) SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    FOREIGN CURRENCY TRANSLATION--

    Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of shareholders' equity and transaction adjustments are recorded in other income and expense.

    RESEARCH AND DEVELOPMENT COSTS--

    Research and development costs are charged to expense as incurred. Approximately $1,602,000, $2,192,000, and $635,000 for 1998, 1997 and 1996,
respectively, was incurred for such research and development.

    INCOME TAXES--

    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

    The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

    DERIVATIVES--

    The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

    Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in shareholders' equity as cumulative translation adjustments. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are included in the measurement of the related foreign currency transaction.

    GOODWILL--

    Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities (Note 3), is being amortized on a straight line basis over the period of expected benefit of thirty-five (35) years, the period of expected benefit. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable.

                              AEP INDUSTRIES INC.

(2) SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS--

    Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt and hedge contracts is discussed in Notes 7 and 8, respectively.

    CONCENTRATION OF CREDIT RISK--

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

    EARNINGS PER SHARE--

    SFAS No. 128, "Earnings per Share", which became effective for the Company's fiscal year beginning November 1, 1997, established new standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS and the restatement of previously reported EPS amounts. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (stock options).

    STOCK BASED COMPENSATION--

    The Company accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and provides the disclosures required by SFAS No.123 "Accounting for Stock-Based Compensation" (See Note 9).

    LONG-LIVED ASSETS--

    Effective November 1, 1996, the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recovered. SFAS No. 121 also requires that assets to be

                              AEP INDUSTRIES INC.

(2) SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) disposed of be reported at the lower of the carrying value or the fair market value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

    NEW ACCOUNTING STANDARDS--

    In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of the Statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. This standard is effective for the Company's 1999 fiscal year. The Company will make the appropriate disclosures, when required and as this statement relates solely to disclosure provisions, believes that the adoption of this standard will have no effect on its financial position or results of operations.

    In 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard replaces the disclosure requirements of SFAS 87, "Employers' Accounting for Pensions". The measurement and recognition of pension reserves and provisions are unchanged. This standard is effective for the Company's 1999 fiscal year. The Company will make the necessary disclosures and as this statement relates solely to disclosure provisions, believes that the adoption of this standard will have no material effect on its financial position or results of operations.

    In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This standard establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for the Company's 2000 fiscal year. The Company has not yet determined the effects SFAS 133 will have on its financial position or results of operations.

    RECLASSIFICATIONS--

    Certain prior year amounts have been reclassified in order to conform with the 1998 presentation.

(3) ACQUISITION OF BUSINESS:

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

                              AEP INDUSTRIES INC.

(3) ACQUISITION OF BUSINESS: (CONTINUED)
    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and BGP, without the Rigids' businesses (See Note 17), as if the acquisition had occurred at the beginning of fiscal 1996, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

                                                                            FOR THE YEAR ENDED
                                                                             OCTOBER 31, 1996
                                                                            ------------------
                                                                               (UNAUDITED)

                                                                              (IN THOUSANDS,
                                                                                  EXCEPT
                                                                            PER SHARE AMOUNTS)
Net Sales.................................................................     $    765,449
Operating Income..........................................................           42,227
Net Income................................................................           10,019
Earnings per Share........................................................     $       1.36

    These pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of the operations which actually would have resulted had the combination been in effect on November 1, 1995 or of the future results of operations of the Company.

(4) INVENTORIES:

    Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following--

                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Raw materials...........................................................  $  21,319  $  22,212
Finished goods..........................................................     67,255     67,246
Supplies................................................................      4,774      4,060
                                                                          ---------  ---------
                                                                             93,348     93,518
Less: Inventory reserve.................................................      1,418      1,497
                                                                          ---------  ---------
  Inventories, net......................................................  $  91,930  $  92,021
                                                                          ---------  ---------
                                                                          ---------  ---------

    The last-in, first-out (LIFO) method was used for determining the cost of approximately 58% and 50% of total inventories at October 31, 1998 and 1997, respectively. Inventories would have been decreased by $4,897,000 and increased by $2,330,000 at October 31, 1998 and 1997, respectively, if the FIFO method had been used exclusively. Due to the Company's continuous manufacturing process, there is no significant work in process at any point in time.

                              AEP INDUSTRIES INC.

(5) PROPERTY, PLANT AND EQUIPMENT:

    A summary of the components of property, plant and equipment and their estimated useful lives is as follows--

                                                         OCTOBER 31,
                                                    ----------------------      ESTIMATED
                                                       1998        1997        USEFUL LIVES
                                                    ----------  ----------  ------------------
                                                                  (IN THOUSANDS)
Land..............................................  $   14,447  $   15,164
Buildings.........................................      74,452      76,601  15 to 31.5 years
Machinery and equipment...........................     289,326     260,327  3 to 16 years
Furniture and fixtures............................       8,259       7,461  9 years
Leasehold improvements............................       2,027       2,293  6 to 25 years
Motor vehicles....................................         954       3,924  3 years
Construction in progress..........................      14,014      16,471
                                                    ----------  ----------
                                                       403,479     382,241
Less--Accumulated depreciation and amortization...     118,471      89,498
                                                    ----------  ----------
                                                    $  285,008  $  292,743
                                                    ----------  ----------
                                                    ----------  ----------

    Maintenance and repairs expense was approximately $13,545,000, $13,500,000, and $1,845,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

(6) ACCRUED EXPENSES

    At October 31, 1998 and 1997, accrued expenses consisted of the following--

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Payroll and employee related............................................  $  13,957  $  15,147
Interest................................................................     10,425      3,293
Taxes (other than income)...............................................      3,692      4,325
Customer rebates........................................................      4,603      6,994
Insurance related.......................................................      2,951      2,558
Other...................................................................     10,143      7,795
                                                                          ---------  ---------
                                                                          $  45,771  $  40,112
                                                                          ---------  ---------
                                                                          ---------  ---------

                              AEP INDUSTRIES INC.

(7) DEBT:

    A summary of the components of debt is as follows--

                                                                             OCTOBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------

                                                                          (AMOUNTS IN TABLE
                                                                         STATED IN THOUSANDS)
Term loan facility(a).................................................     112,000  $  320,000
Senior Subordinated Debentures, less unamortized discount of
  $1,397(b)...........................................................     198,603      --
Pennsylvania Industrial Loans(c)......................................       5,862       5,981
Foreign bank borrowings(d)............................................      16,320      51,025
                                                                        ----------  ----------
  Total Debt..........................................................     332,785     377,006
Less--Current portion.................................................      30,968      65,484
                                                                        ----------  ----------
Long-Term Debt........................................................  $  301,817  $  311,522
                                                                        ----------  ----------
                                                                        ----------  ----------

------------------------

(a) On October 11, 1996, to facilitate the acquisition of BGP, the Company entered into a long term credit agreement (the "Credit Agreement") with a consortium of banks arranged by Morgan Guaranty Trust Company of New York. The Credit Agreement provided the Company with two credit facilities consisting of (1) a six year amortizing term loan facility in the amount of $350,000,000 ($30 million was repaid in quarterly installments in 1997) and
    (2) a six year revolving credit facility in the amount of $100,000,000. The Company also has a $10,000,000 unsecured revolving credit facility for working capital purposes. At October 31, 1998 and 1997, there were no outstanding borrowings under either revolving credit facility.

    In October 1997, the Company received a waiver relating to certain financial ratios contained in the Credit Agreement and entered into an amendment to the Credit Agreement (the "Amendment"). The principle effects of the Amendment relate to the interest rate applicable to the Credit Agreement and the amortization schedule with respect to the term loan made thereunder. The interest rate margins which determine the interest rates applicable to the loans under the Credit Agreement increased as follows: the margin applicable to Base Rate loans (formerly 0%) increased to a range from 0% to .75% and the margin applicable to LIBOR Rate loans (formerly .25% to .625%) increased to a range from .45% to 1.75%.

    The required amortization payments in respect of the term loan were reduced so that, instead of amortizing the full principal during the term of the loan, a balloon payment equal to the remaining outstanding principle balance of the term loan will be due at maturity (October 11, 2002). As a result of the Amendment, the Company had written-off in fiscal 1997 the unamortized prior debt issuance costs of $3,330,000 and had capitalized $1,050,000 of amendment fees. Loan principal of $15,000,000 was repaid in 1998 related to the revised amortization schedule under the Amendment.

    The Amendment contains certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio, fixed charge coverage ratio and certain restrictions on, and not limited to, dividends, mergers, investments, asset sales and additional indebtedness.

(b) In November of 1997, the Company completed an offering of $200 million in aggregate principal amount of 9.875% Senior Subordinated Debentures due November 15, 2007 (the"Debentures"). The

                              AEP INDUSTRIES INC.

(7) DEBT: (CONTINUED)
    issue price was 99.224% resulting in an effective yield of 10%. The net proceeds (approximately $193 million) from the Debentures were used to repay a portion of the indebtedness outstanding under the Company's outstanding Credit Agreement.

    The Debentures contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, and not limited to, dividends, consolidations and certain asset sales and additional indebtedness.

(c) The Company has in place the following financing arrangements in connection with the construction of its Wright Township, Pennsylvania manufacturing facility:

    $1,600,000 fifteen year fixed rate 2% loan due on August 1, 2011;

    $3,300,000 fifteen year fixed rate 2% loan due on July 1, 2011;

    $  400,000 seven year fixed rate 2% loan due on July 1, 2003;

    $1,000,000 five year fixed rate 1% loan due on February 24, 2002;

    $  400,000 fifteen year fixed rate 2% loan due on August 1, 2011.

    The Company has repaid $369,000 and $355,000 of these borrowings during 1998 and 1997, respectively.

(d) In addition to the amounts available under the revolving credit facilities, the Company also maintains unsecured short-term credit facilities at its foreign subsidiaries. At October 31, 1998 and 1997, the aggregate amount outstanding under such facilities was $15,485,000 and $49,970,000 and is contained within the foreign bank borrowings amount. Interest rates on these borrowings range from 4.45% to 12.36%. There was approximately $52,600,000 and $20,000,000 available for borrowing at October 31, 1998 and 1997, respectively.

    Foreign borrowings also consist of long term foreign borrowings of $835,000 (of which $206,000 is due within one year) and $1,055,000 (of which $237,000 was due within one year) in 1998 and 1997, respectively. In 1998, the long term debt was held in Australia and Italy with average interest rates of 8.35% and 6.32%, respectively. In 1997, the long term debt was held in Australia, Italy and South Africa, with average interest rates of 11.47%, 12.36% and 18.59%, respectively.

    Payments required on all debt during each of the next five years are as follows--

                                                                            (AMOUNTS IN TABLE
                                                                                STATED IN
                                                                               THOUSANDS)

1999.....................................................................           30,968
2000.....................................................................           21,100
2001.....................................................................           25,374
2002.....................................................................           52,374
2003.....................................................................              374
Thereafter...............................................................          203,992
                                                                                  --------
                                                                               $   334,182
                                                                                  --------
                                                                                  --------

    Cash paid for interest during 1998, 1997 and 1996 was $26,648,000, $22,178,000, and $7,546,000, respectively.

    The Company was contingently liable for debt of certain of its foreign subsidiaries and equipment guarantees aggregating to approximately $18.5 million at October 31, 1998. Contained within this amount

                              AEP INDUSTRIES INC.

(7) DEBT: (CONTINUED)
is approximately $11.2 million of off-balance sheet guarantees related to equipment. The Company knows of no event of default that would require it to satisfy these guarantees.

    The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Debentures at October 31, 1998 was $188 million which management believes was attributable to the conditions of the bond market. The Company believes that the stated values of the Company's remaining debt instruments represent the estimated fair values.

(8) FINANCIAL INSTRUMENTS:

    The Company enters into foreign currency forward contracts (principally against the Dutch guilder, Belgium franc, French franc, Italian lira, Spanish peseta, Canadian dollar and New Zealand dollar) to hedge the net receivable/payable position arising from trade sales and purchases and intercompany transactions. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash inflows and outflows resulting from the sales of products and the purchases from suppliers denominated in a currency other than the functional currency will be adversely affected by changes in exchange rates. Gains and losses from such transactions are recognized when realized.

    The Company had twenty-nine (29) contracts outstanding at October 31, 1998 with a total notional contract amount of $134.2 million and maturities of less than one year. These contracts had a fair market value of $131.9 million at October 31, 1998.

(9) SHAREHOLDERS' EQUITY:

    On October 11, 1996, in connection with the acquisition of BGP (as discussed in Note 3), the Company issued 2,412,818 shares of the Company's common stock at a price of $33.15625 per share or a total of $80 million.

    Pursuant to a self tender offering commencing in August 1995, to its shareholders, the Company purchased and placed into treasury during 1996, 168,000 shares of the Company's stock at $22.75 per share. The purchases of treasury stock were accounted for under the cost method. During 1998 and 1997, the Company issued 36,943 and 19,457 shares, respectively from treasury to fund the Company's ESOP.

    The Company's Board of Directors may direct the issuance of the Company's $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

    The 1995 Stock Option Plan ("1995 Option Plan") has reserved 500,000 shares of Common Stock for the granting of options to key employees of the Company, including directors and officers. The 1995 Option Plan became effective January 1, 1995, and will terminate December 31, 2004. The 1995 Option Plan, provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years, issuance of SARS, restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 1995 Option Plan, options have been granted to key employees and outside directors for terms of up to ten years, at an exercise price not less than the fair value at the date of grant, with the exception of participants who were granted ISOs at 110% of the fair value because they possessed more than 10% of the voting rights of the Company's outstanding common stock at the time of grant, which options are exercisable in whole or in part at stated times from the date of

                              AEP INDUSTRIES INC.

(9) SHAREHOLDERS' EQUITY: (CONTINUED)
grant up to five years from the date of grant. The Stock Option Committee is made up entirely of outside directors who administer the 1995 Option Plan. Under the Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. During 1998, 1997 and 1996, 173,440, 125,900 and 2,000 options, respectively, under the 1995 Option Plan were canceled. As of October 31, 1998, 1997 and 1996, 99,710, 164,020 and 171,000
options respectively, were available for grant.

    The 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") became effective July 1, 1995 and will terminate June 30, 2005. The 1995 Purchase Plan has an aggregate of 300,000 shares of common stock which has been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last day of each six-month offering period. As of October 31, 1998, 1997 and 1996, 15,972, 10,682 and 15,176 shares, respectively, had been issued under the 1995 Purchase Plan.

    Under the 1985 Option Plan, 772,500 options were granted to key employees of the Company, including directors and officers. At October 31, 1998, 1997 and 1996, 17,260, 44,695 and 79,075 options, respectively, had been exercised and 322,900, 353,290 and 420,425 options were outstanding. During 1998, 1997 and 1996, 13,130, 22,440 and 7,500 options respectively, under the 1985 Option Plan were canceled. The 1985 Option Plan expired on October 31, 1995.

    Under the 1985 Purchase Plan, an aggregate of 187,500 shares of common stock were made available for purchase through December 31, 1995. As of October 31, 1995, 139,063 shares had been issued under the Purchase Plan and the 48,437 shares which were available for purchase through December 31, 1995, have expired as of October 31, 1996.

    Transactions under the Purchase Plans are as follows--

                                                                                      PURCHASE
                                                                         NUMBER OF      PRICE
                                                                          SHARES      PER SHARE
                                                                        -----------  -----------
Available at October 31, 1995.........................................     348,437
  Expired.............................................................     (48,437)
  Purchased...........................................................     (15,176)   $   18.12
                                                                        -----------
Available October 31, 1996............................................     284,824
  Purchased...........................................................     (10,682)   $   34.00
                                                                        -----------
Available October 31, 1997............................................     274,142
  Purchased...........................................................     (15,972)   $   21.81
                                                                        -----------
Available October 31, 1998............................................     258,170
                                                                        -----------
                                                                        -----------

                              AEP INDUSTRIES INC.

(9) SHAREHOLDERS' EQUITY: (CONTINUED)
    Transactions under the Option Plans are as follows--

                                                  NUMBER OF    OPTION PRICE   WEIGHTED AVERAGE
                                                   SHARES       PER SHARE      EXERCISE PRICE
                                                 -----------  --------------  -----------------
Outstanding at October 31, 1995................     509,000    $5.09-23.13        $   15.32
  Granted......................................     329,000    $23.75-51.15       $   40.96
  Exercised....................................     (79,075)   $5.66-18.75        $    9.27
  Forfeited/Cancelled..........................      (9,500)   $5.66-24.93        $    9.81
                                                 -----------                         ------
Outstanding at October 31, 1996................     749,425    $5.09-51.15        $   27.28
  Granted......................................     136,180    $31.00-57.50       $   36.64
  Exercised....................................     (47,995)   $6.00-24.93        $   14.97
  Forfeited/Cancelled..........................    (148,340)   $11.33-57.50       $   42.97
                                                 -----------                         ------
Outstanding at October 31, 1997................     689,270    $5.09-51.15        $   26.61
  Granted......................................     239,350    $20.88-46.50       $   34.95
  Exercised....................................     (18,860)   $6.00-24.93        $   13.97
  Forfeited/Cancelled..........................    (186,570)   $6.00-51.15        $   42.86
                                                 -----------                         ------
Outstanding at October 31, 1998................     723,190    $5.09-46.50        $   25.51
                                                 -----------                         ------
                                                 -----------                         ------

    The weighted average fair values of options granted in 1998, 1997 and 1996 at prices above market value were $0, $0 and $11.89, respectively. The weighted average fair values of options granted in 1998, 1997 and 1996 at prices at market value were $16.29, $19.77 and $24.09, respectively. The weighted average exercise price of options granted in 1998, 1997 and 1996 at prices above market value were $0, $0 and $33.68, respectively. The weighted average exercise price of options granted in 1998, 1997 and 1996 at prices at market value were $34.95, $36.64 and $41.99, respectively.

    The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------
Risk-Free Interest Rates................................................       5.83%      6.56%      6.23%
Expected Lives..........................................................        7.5        7.2        6.5
Expected Volatility.....................................................       58.5%        41%        43%

                              AEP INDUSTRIES INC.

(9) SHAREHOLDERS' EQUITY: (CONTINUED)
    The following table summarizes information about stock options outstanding at October 31, 1998:

                                                    NUMBER OF                                           NUMBER
                                                     OPTIONS           WEIGHTED         WEIGHTED      EXERCISABLE     WEIGHTED
                                                 OUTSTANDING AT         AVERAGE          AVERAGE          AT           AVERAGE
RANGE OF                                           OCTOBER 31,         REMAINING        EXERCISE      OCTOBER 31,     EXERCISE
EXERCISE PRICE                                        1998         CONTRACTUAL LIFE       PRICE          1998           PRICE
-----------------------------------------------  ---------------  -------------------  -----------  ---------------  -----------
$ 5.09  $ 7.36.................................        32,550               3.14        $    5.73         32,550      $    5.73
  7.37   10.64.................................        27,400               1.70             9.17         27,400           9.17
 10.65   15.39.................................        12,600               4.82            11.33         12,600          11.33
 15.40   22.26.................................       183,500               8.46            22.71        109,760          17.92
 22.27   32.18.................................       290,290               7.46            27.27         96,338          25.05
 32.19   46.50.................................       176,850               9.16            37.49          1,200          43.83
                                                      -------                ---       -----------       -------     -----------
$ 5.09  $46.50.................................       723,190               7.12        $   25.51        279,848      $   17.92

    Had compensation expense, net of taxes, for all stock option grants in fiscal years 1998, 1997 and 1996 been determined in accordance with SFAS No. 123, the Company's net income and income (loss) per share would have been as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Net Income (Loss):                                 As Reported     $     263  $   8,571  $   2,553
(in thousands)                                     Pro Forma            (842)     7,560      2,419
Basic earnings (loss)                              As Reported     $    0.04  $    1.19  $    0.52
per share:                                         Pro Forma           (0.12)      1.05       0.50
Diluted earnings (loss)                            As Reported...  $    0.04  $    1.15  $    0.49
per share:                                         Pro Forma           (0.12)      1.01       0.47

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

(10) PENSIONS AND RETIREMENT SAVINGS PLAN:

    The Company sponsors various post retirement plans for most full-time employees. Total pension expense for 1998, 1997 and 1996 was $3,489,000, $3,030,500 and $814,000, respectively. The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its foreign locations.

    Effective January 1, 1996, the Company's United States operations amended its 401(k) savings plan to become a 401(k) Savings and Employee Stock Ownership Plan (the "Plan"). Employees of the Company in the U.S. who have completed one year of service and are over the age of 21 (with the exception of those employees covered by a collective bargaining agreement) may participate. The Plan shall be primarily invested in the common stock of the Company. The Company uses shares currently held in treasury for contributions to the Plan.

    The Company makes a contribution of the Company's common stock equal to 1% of a participant's compensation for the plan year and will match 75% of a participant's contribution up to 4% of the participant's compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's stock will be valued for the first ten business days of the

                              AEP INDUSTRIES INC.

(10) PENSIONS AND RETIREMENT SAVINGS PLAN: (CONTINUED) month of February following the close of any Plan year. In 1998, 1997 and 1996, 36,943, 19,457 and 0 shares, respectively, were issued. The Company has expensed approximately $1,313,000, $1,031,000 and $814,000 in 1998, 1997 and 1996,
respectively, related to this Plan.

    The Company also sponsors defined contribution plans at selected foreign locations obtained through the BGP acquisition. The plans cover full time employees and provide for employer contributions of between 3% and 5% of salary or a percentage of employee contributions. The Company's contributions related to these plans for 1998 and 1997 totaled approximately $622,000 and $224,500, respectively.

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

    The following table presents a reconciliation of the status of the foreign defined benefit pension plans to accrued pension liability:

                                                                      OCTOBER 31,  OCTOBER 31,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Vested benefit obligation...........................................   $ (15,144)   $ (13,644)
Accumulated benefit obligation......................................     (16,632)     (15,055)
Projected benefit obligation........................................     (20,932)     (19,295)
Plan assets at fair value...........................................      14,916       14,602
Unrecognized net gain...............................................          54          123
                                                                      -----------  -----------
Plan assets less than projected benefit obligation..................   $  (5,962)   $  (4,570)
                                                                      -----------  -----------
                                                                      -----------  -----------

    The above amounts are included in other long term liabilities.

    The components of net periodic pension costs for the foreign defined benefit pension plans are as follows:

                                                                               1998       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Service costs of benefits earned during the year...........................  $   1,851  $   2,034
Interest cost of projected benefit obligation..............................      1,237      1,325
Actual return (gain) on assets.............................................       (977)    (1,152)
Employee contributions.....................................................       (562)      (504)
Amortization of unrecognized net gains.....................................          5     --
                                                                             ---------  ---------
Net Pension Expense........................................................  $   1,554  $   1,703
                                                                             ---------  ---------
                                                                             ---------  ---------

    As BGP was acquired on October 11, 1996, the 1996 net periodic pension costs for the foreign defined benefit plans were immaterial.

                              AEP INDUSTRIES INC.

(10) PENSIONS AND RETIREMENT SAVINGS PLAN: (CONTINUED)
    The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 1998 and October 31, 1997, were as follows:

                                                                        OCTOBER 31,       OCTOBER 31,
                                                                           1998              1997
                                                                      ---------------  -----------------
Discount rate.......................................................             6%                7%
Salary progression rate.............................................             4%                4%
Long term rate of return............................................           6.5%                6%

(11) INVESTMENT IN JOINT VENTURE:

    In connection with the acquisition of BGP, the Company acquired for $15 million, fifty percent of Borden Hitachi, a joint venture with Hitachi. The joint venture manufactures pallet-wrap and polyvinyl chloride ("PVC") food films for the Japanese industrial, institutional and consumer markets.

    The investment is being accounted for using the equity method of accounting. The investment account has been increased for income of the joint venture of $252,000, $317,000 and $28,000 in 1998, 1997 and 1996, respectively. These amounts are included in other income.

(12) INCOME TAXES:

    The provision for income taxes is summarized as follows--

                                                                       YEAR ENDED OCTOBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------

                                                                           (IN THOUSANDS)
Current
  Federal........................................................  $  --      $  --      $     976
  State and Local................................................     --         --            416
  Foreign........................................................      1,719      1,991        178
                                                                   ---------  ---------  ---------
                                                                       1,719      1,991      1,570
                                                                   ---------  ---------  ---------
Deferred:
  Federal and State..............................................        885  $   1,101  $     728
  Foreign........................................................       (309)     1,603       (440)
                                                                   ---------  ---------  ---------
                                                                         576      2,704        288
                                                                   ---------  ---------  ---------
  Total provision for income taxes...............................  $   2,295  $   4,695  $   1,858
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Undistributed earnings of the Company's foreign subsidiaries of approximately $2.2 million and $5.8 million for 1998 and 1997, respectively, are considered permanently invested outside the United States and as a result, the Company has not provided federal income taxes on the unremitted earnings. A determination of the deferred tax liability from a distribution of foreign earnings has not been made as such determination is not practicable.

                              AEP INDUSTRIES INC.

(12) INCOME TAXES: (CONTINUED)
    The tax effects of significant temporary differences which comprise the deferred tax assets (liabilities) at October 31, 1998 and 1997 are as follows--

                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Deferred tax asset--
  Net operating loss carryforwards......................................  $  27,684  $  27,919
  Fixed assets..........................................................      3,218      3,620
  Bad debt expense......................................................        834        463
  Alternative minimum tax...............................................        830      1,262
  Other.................................................................      2,192        365
                                                                          ---------  ---------
    Gross deferred tax asset............................................     34,758     33,629
  Valuation Allowance...................................................    (11,362)   (14,739)
                                                                          ---------  ---------
    Net deferred tax asset..............................................  $  23,396  $  18,890
                                                                          ---------  ---------
                                                                          ---------  ---------

    Deferred tax assets are recorded in other current assets and other long term assets.

                                                                             OCTOBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
Deferred tax liability
  Depreciation........................................................  $  (32,439) $  (26,119)
  Other...............................................................      (2,007)       (866)
                                                                        ----------  ----------
    Deferred tax liability............................................  $  (34,446) $  (26,985)
                                                                        ----------  ----------
                                                                        ----------  ----------

    During 1998 and 1997, the Company reduced goodwill by approximately $1.1 and $8.4 million, respectively relating to the deferred tax assets established as a result of the acquisition of BGP.

    Approximately $79.3 million of total net operating losses remained at October 31, 1998, $70.3 million of which expire in the years 1999 through 2003, and $9.0 million of which can be carried forward indefinitely. The benefits of these carryforwards are dependent on the taxable income in those foreign jurisdictions in which they arose and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. In the event that the tax benefits relating to the valuation allowance are realized, substantially all of such benefits would reduce goodwill. Included in the $70.3 million above are approximately $43.6 million of federal net operating losses in the United States available to be carried forward, which will expire in the year 2012.

                              AEP INDUSTRIES INC.

(12) INCOME TAXES: (CONTINUED)
    A reconciliation of the provision for taxes on income from continuing operations to that which would be computed at the statutory rate of 34% in 1998, 1997 and 1996 is as follows-

                                                                       YEAR ENDED OCTOBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------

                                                                           (IN THOUSANDS)
Provision at statutory rate......................................  $   1,857  $   4,510  $   1,500
State tax provision, net of Federal tax benefit..................     --            153        275
Effect of non U.S. operations taxed at rates different than U.S
  Federal statutory rate.........................................        197        142        (73)
Other, net.......................................................        241       (110)       156
                                                                   ---------  ---------  ---------
                                                                   $   2,295  $   4,695  $   1,858
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    United States income tax returns for fiscal years 1993 to 1997 are currently under examination by the Internal Revenue Service. Assessments, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations.

    Cash paid for income taxes during 1998, 1997 and 1996 was approximately $3,136,000, $2,633,000, and $3,990,000, respectively.

(13) LEASE COMMITMENTS:

    The Company has lease agreements for several of its facilities and certain equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $5,483,000, $5,710,000, and $2,366,000 for 1998, 1997 and
1996, respectively.

    Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows-

                                                                                      (IN
                                                                                  THOUSANDS)
1999...........................................................................    $   5,804
2000...........................................................................        4,827
2001...........................................................................        4,022
2002...........................................................................        3,418
2003...........................................................................        3,159
Thereafter.....................................................................       11,397
                                                                                 -------------
                                                                                   $  32,627
                                                                                 -------------
                                                                                 -------------

(14) COMMITMENTS AND CONTINGENCIES:

    EMPLOYMENT CONTRACTS--

    On October 11, 1996, the Company entered into employment agreements with the Chairman of the Board, President and Chief Executive Officer and with the Executive Vice President of the Company. Each contract has a term of five years with a base salary of $500,000 for the Chairman and $240,000 for the Executive Vice President. The base salary is increased each year by a percentage equal to the percentage increase, if any, in the consumer price index. The employment agreements provide that each individual

                              AEP INDUSTRIES INC.

(14) COMMITMENTS AND CONTINGENCIES: (CONTINUED) may be terminated without cause prior to the expiration of the agreement, and in such case, each person would be entitled to severance payments equal to two times the sum of the annual base salary then in effect plus the bonus earned for the immediate preceding year, payable over a two year period.

    CLAIMS AND LAWSUITS--

    The Company and its subsidiaries are subject to claims and lawsuits which arise in the ordinary course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company's financial position or results of operation

(15) QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                 JANUARY 31,  APRIL 30,    JULY 31,   OCTOBER 31,
                                                                 -----------  ----------  ----------  -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998

Net sales......................................................   $ 178,292   $  179,056  $  173,025   $ 170,866
Gross profit...................................................      39,747       38,746      39,238      39,080
Income from continuing operations..............................       1,857          662         510         138
Net income (loss)..............................................       1,254         (570)       (448)         67
Earnings Per Share:
  Basic income from continuing operations......................   $    0.25   $     0.09  $     0.07   $    0.02
  Basic loss from discontinued operations......................       (0.08)       (0.17)      (0.14)      (0.01)
                                                                 -----------  ----------  ----------  -----------
    Basic net income...........................................   $    0.17   $    (0.08) $    (0.07)  $    0.01
                                                                 -----------  ----------  ----------  -----------

  Diluted income from continuing operations....................   $    0.25   $     0.09  $     0.07   $    0.02
  Diluted loss from discontinued operations....................       (0.08)       (0.17)      (0.14)      (0.01)
                                                                 -----------  ----------  ----------  -----------
    Diluted net income.........................................   $    0.17   $    (0.08) $    (0.07)  $    0.01
                                                                 -----------  ----------  ----------  -----------

1997
Net sales......................................................   $ 181,686   $  190,302  $  198,031   $ 189,104
Gross profit...................................................      39,475       39,065      39,708      41,484
Net income (loss)..............................................       4,056        1,991       2,214         310
Earnings Per Share:
  Basic income from continuing operations......................   $    0.57   $     0.28  $     0.31   $    0.04
  Basic loss from discontinued operations......................      --           --          --          --
                                                                 -----------  ----------  ----------  -----------
    Basic net income...........................................   $    0.57   $     0.28  $     0.31   $    0.04
                                                                 -----------  ----------  ----------  -----------

  Diluted income from continuing operations....................   $    0.54   $     0.27  $     0.30   $    0.04
  Diluted loss from discontinued operations....................      --           --          --          --
                                                                 -----------  ----------  ----------  -----------
    Diluted net income.........................................   $    0.54   $     0.27  $     0.30   $    0.04
                                                                 -----------  ----------  ----------  -----------

    Earnings per share are computed independently for each of the quarters presented.

                              AEP INDUSTRIES INC.

(16) SEGMENT INFORMATION:

    The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. It operates in three geographical regions, North America, Europe and Asia/Pacific.

    Information about the Company's operations by geographical area as of and for the years ended October 31, 1998 and 1997, respectively is as follows:

                                                                                         DEPRECIATION
                                                     NET       OPERATING     CAPITAL         AND       IDENTIFIABLE
                                                    SALES       INCOME     EXPENDITURES  AMORTIZATION    ASSETS
                                                  ----------  -----------  ------------  ------------  -----------
                                                                           (IN THOUSANDS)
1998

North America...................................  $  430,985   $  28,659    $   11,113    $   23,019    $ 352,813
Europe..........................................     192,248       7,208         8,645         7,715      172,153
Asia/Pacific....................................      78,006       1,828         5,969         3,558       55,635
Corporate.......................................      --              --        --            --           15,597
                                                  ----------  -----------  ------------  ------------  -----------
  Total.........................................  $  701,239   $  37,695    $   25,727    $   34,292    $ 596,198
                                                  ----------  -----------  ------------  ------------  -----------
                                                  ----------  -----------  ------------  ------------  -----------

1997

North America...................................  $  469,631   $  28,170    $   22,628    $   22,862    $ 353,570
Europe/South Africa.............................     208,906       4,785         9,891         5,867      169,418
Asia/Pacific....................................      80,586       4,965         6,833         3,922       59,750
Corporate.......................................      --           1,932        --            --           30,345
                                                  ----------  -----------  ------------  ------------  -----------
  Total.........................................  $  759,123   $  39,852    $   39,352    $   32,651    $ 613,083
                                                  ----------  -----------  ------------  ------------  -----------
                                                  ----------  -----------  ------------  ------------  -----------

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

                              AEP INDUSTRIES INC.

(17) DISCONTINUED OPERATIONS:

    At the time of the Company's acquisition of BGP, management decided not to retain the Rigids' businesses of BGP. The Rigids' businesses manufacture, market and distribute wet food containers, dry food trays and disposable food service products. These businesses were not considered core businesses and the Company had offered these businesses for sale with the intention that they would be sold within one year from the date of the acquisition and it would use the proceeds from the sale to pay down its debt. Accordingly, the Company had classified the net assets of such businesses as Net assets held for sale in the accompanying Consolidated Balance Sheets. For the year ending October 31, 1997, the net losses from the Rigids' businesses amounted to approximately $6 million and are not included in the Company's results of operations. Beginning November 1, 1997, the Company began recording these businesses as discontinued operations.

    During 1998, the Company sold all five of its Rigids' businesses to three separate parties. Gross proceeds for the sales were approximately $16.4 million. After giving effect to working capital adjustments and payment of professional fees, net proceeds amounted to approximately $13.9 million.

(18) SALE OF SOUTH AFRICA:

    In January 1998, the Company completed the sale of its operations in South Africa to local management for $1 million plus the settlement of all intercompany items. The sale did not result in any gain or loss.

(19) RELATED PARTY TRANSACTIONS:

    In connection with the acquisition of BGP, Borden, Inc. and the Company entered into a Governance Agreement with respect to certain matters relating to the corporate governance of the Company. For the years ending October 31, 1998 and 1997, the Company purchased resin from BCP in the amount of $27.6 million and $24.9 million, respectively. BCP is a limited partnership in which BCP Management Inc., a wholly owned subsidiary of Borden Inc., is general partner.

                              AEP INDUSTRIES INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULES:

    II--Valuation and Qualifying Accounts

    Schedules other than those listed above have been omitted either because the required information is contained in the financial statements or notes thereto or because such schedules are not required or applicable.

                              AEP INDUSTRIES INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1998

                                 (IN THOUSANDS)

                                                                               ADDITIONS
                                                                 BALANCE AT     CHARGED    DEDUCTIONS               BALANCE
                                                                  BEGINNING       TO          FROM                  AT END
                                                                   OF YEAR     EARNINGS     RESERVES      OTHER     OF YEAR
                                                                 -----------  -----------  -----------  ---------  ---------
YEAR ENDED OCTOBER 31, 1998:
  Allowance for doubtful accounts..............................   $   5,226    $   1,871    $   1,301   $    (299) $   5,497
                                                                 -----------  -----------  -----------  ---------  ---------
                                                                 -----------  -----------  -----------  ---------  ---------
  Inventory....................................................   $   1,497    $     625    $     888   $     184  $   1,418
                                                                 -----------  -----------  -----------  ---------  ---------
                                                                 -----------  -----------  -----------  ---------  ---------
YEAR ENDED OCTOBER 31, 1997:
  Allowance for doubtful accounts..............................   $   5,097    $   1,644    $   1,768   $     253  $   5,226
                                                                 -----------  -----------  -----------  ---------  ---------
                                                                 -----------  -----------  -----------  ---------  ---------
  Inventory....................................................   $   1,810    $     961    $   1,106   $    (168) $   1,497
                                                                 -----------  -----------  -----------  ---------  ---------
                                                                 -----------  -----------  -----------  ---------  ---------
YEAR ENDED OCTOBER 31, 1996:
  Allowance for doubtful accounts..............................   $   1,421    $     527    $     390   $   3,539A. $   5,097
                                                                 -----------  -----------  -----------  ---------  ---------
                                                                 -----------  -----------  -----------  ---------  ---------
  Inventory....................................................   $       0    $     253    $      --   $   1,557A. $   1,810

------------------------

Note A: Amounts were obtained through the purchase of Borden Global Packaging.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report, dated December 17, 1998, included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-58747 and 33-58743 on Form S-8.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 28, 1999

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

Dated: Janujary 29, 1999        AEP INDUSTRIES INC.

                                By:             /s/ J. BRENDAN BARBA
                                     -----------------------------------------
                                                  J. Brendan Barba
                                        Chairman of the Board, President and
                                            Principal Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 29, 1999         AEP INDUSTRIES INC.

                                By:             /s/ J. BRENDAN BARBA
                                     -----------------------------------------
                                                  J. Brendan Barba
                                        Chairman of the Board, President and
                                            Principal Executive Officer

Dated: January 29, 1999
                                By:              /s/ PAUL M. FEENEY
                                     -----------------------------------------
                                                   Paul M. Feeney
                                             Executive Vice President,
                                      Principal Financial Officer and Director

Dated: January 29, 1999

                                By:             /s/ LAWRENCE R. NOLL
                                     -----------------------------------------
                                                  Lawrence R. Noll
                                      Controller, Principal Accounting Officer
                                                    and Director

Dated: January 29, 1999

                                By:             /s/ J. KENNETH AVIA
                                     -----------------------------------------
                                                    Kenneth Avia
                                                      Director

Dated: January 29, 1999

                                By:              /s/ WILLIAM CARTER
                                     -----------------------------------------
                                                   William Carter
                                                      Director

Dated: January 29, 1999

                                By:             /s/ PAUL E. GELBARD
                                     -----------------------------------------
                                                  Paul E. Gelbard
                                                      Director

Dated: January 29, 1999

                                By:             /s/ C. ROBERT KIDDER
                                     -----------------------------------------
                                                  C. Robert Kidder
                                                      Director

Dated: January 29, 1999

                                By:            /s/ CLIFTON S. ROBBINS
                                     -----------------------------------------
                                                 Clifton S. Robbins
                                                      Director

Dated: January 29, 1999

                                By:               /s/ LEE STEWART
                                     -----------------------------------------
                                                    Lee Stewart
                                                      Director

Dated: January 29, 1999

                                By:             /s/ SCOTT A. STUART
                                     -----------------------------------------
                                                  Scott A. Stuart
                                                      Director

                               INDEX TO EXHIBITS

  EXHIBIT NUMBER                                DESCRIPTION OF EXHIBIT                                PAGE
-------------------  ----------------------------------------------------------------------------  -----------
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

  EXHIBIT NUMBER                                DESCRIPTION OF EXHIBIT                                PAGE
-------------------  ----------------------------------------------------------------------------  -----------
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

            23       Consent of Arthur Andersen LLP                                                         51

            24       Power of Attorney (see "Power of Attorney" on signature page)                       52-53