Form 10-Q
period 1999-01-31
AEP INDUSTRIES INC
filed 1999-03-17
CIK 785787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1999

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

                 Yes /X/                                  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                        SHARES
                                                                                    OUTSTANDING AT
CLASS OF COMMON STOCK                                                               MARCH 1, 1999
----------------------------------------------------------------------------------  --------------
$.01 Par Value....................................................................      7,290,688

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    JANUARY 31,     OCTOBER 31,
                                                                                        1999            1998
                                                                                   --------------  --------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    2,368,000  $    3,994,000
  Accounts receivable, less allowance of $4,772,000 in 1999 and $4,686,000 in
    1998 for doubtful accounts...................................................      87,678,000      98,656,000
  Inventories, net...............................................................      83,510,000      80,836,000
  Net assets of discontinued operations..........................................      20,214,000      45,146,000
  Other current assets...........................................................      15,816,000      16,458,000
                                                                                   --------------  --------------
      Total current assets.......................................................     209,586,000     245,090,000
                                                                                   --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and
  amortization of $116,226,000 in 1999 and $110,515,000 in 1998..................     245,430,000     250,032,000
GOODWILL less accumulated amortization of $2,947,000 in 1999 and $2,629,000 in
  1998...........................................................................      42,128,000      40,817,000
INVESTMENT IN JOINT VENTURE......................................................      15,761,000      15,597,000
OTHER ASSETS.....................................................................      52,342,000      40,950,000
                                                                                   --------------  --------------
      TOTAL ASSETS...............................................................  $  565,247,000  $  592,486,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings..........................................................  $   46,459,000  $   30,968,000
  Accounts payable...............................................................      76,780,000      87,893,000
  Accrued expenses...............................................................      35,366,000      44,621,000
                                                                                   --------------  --------------
      Total current liabilities..................................................     158,605,000     163,482,000
LONG-TERM DEBT...................................................................     302,511,000     301,817,000
OTHER LONG TERM LIABILITIES......................................................       6,407,000       6,440,000
DEFERRED INCOME TAXES............................................................      30,930,000      34,446,000
                                                                                   --------------  --------------
      Total liabilities..........................................................     498,453,000     506,185,000
                                                                                   --------------  --------------
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares authorized; none
    outstanding..................................................................              --              --
  Common stock--$.01 par value, 30,000,000 shares authorized; 10,035,288 and
    10,022,301 shares, issued in 1999 and 1998, respectively.....................         100,000         100,000
  Additional paid-in capital.....................................................      91,544,000      91,324,000
  Treasury stock--common stock; at cost, 2,744,600 shares in 1999 and 1998.......     (60,963,000)    (60,963,000)
  Retained earnings..............................................................      63,176,000      78,942,000
  Accumulated other comprehensive income.........................................     (27,063,000)    (23,102,000)
                                                                                   --------------  --------------
      Total shareholders' equity.................................................      66,794,000      86,301,000
                                                                                   --------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $  565,247,000  $  592,486,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                  (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                            JANUARY 31,
                                                                                   ------------------------------
                                                                                        1999            1998
                                                                                   --------------  --------------
NET SALES........................................................................  $  151,898,000  $  168,378,000
COST OF SALES....................................................................     114,632,000     129,960,000
                                                                                   --------------  --------------
        Gross profit.............................................................      37,266,000      38,418,000
                                                                                   --------------  --------------
OPERATING EXPENSES:
  Delivery and warehousing.......................................................      11,232,000      11,141,000
  Selling........................................................................       9,116,000       9,367,000
  General and administrative.....................................................       6,338,000       7,182,000
                                                                                   --------------  --------------
        Total operating expenses.................................................      26,686,000      27,690,000
                                                                                   --------------  --------------
OTHER INCOME (EXPENSE):
  Interest expense...............................................................      (8,291,000)     (8,151,000)
  Other, net.....................................................................         753,000         316,000
                                                                                   --------------  --------------
                                                                                       (7,538,000)     (7,835,000)
                                                                                   --------------  --------------
        Income before provision for income taxes.................................       3,042,000       2,893,000
PROVISION FOR INCOME TAXES.......................................................       1,207,000       1,009,000
                                                                                   --------------  --------------
        Income from continuing operations........................................       1,835,000       1,884,000
                                                                                   --------------  --------------
DISCONTINUED OPERATIONS:
  (Loss) from operations of discontinued businesses (less applicable income tax
    benefit of $770,000 and $407,000, respectively)..............................      (1,205,000)       (630,000)
  Estimated (loss) on disposal of discontinued Proponite operations, including provision for operating losses through disposal date, (less applicable income
    tax benefit of $10,482,000)..................................................     (16,396,000)             --
                                                                                   --------------  --------------
        Loss from discontinued operations........................................     (17,601,000)       (630,000)
                                                                                   --------------  --------------
        Net Income (Loss)........................................................     (15,766,000)      1,254,000
Retained earnings, beginning of period...........................................      78,942,000      78,679,000
                                                                                   --------------  --------------
Retained earnings, end of period.................................................  $   63,176,000  $   79,933,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Earnings Per Share--Basic and Diluted:
Income from continuing operations................................................  $         0.25  $         0.26
(Loss) from discontinued operations..............................................           (2.42)          (0.09)
                                                                                   --------------  --------------
        Basic and Diluted net income.............................................  $        (2.17) $         0.17
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Consolidated Statements of Comprehensive Income
Net (Loss) Income................................................................  $  (15,766,000) $    1,254,000
  Other comprehensive income:
    Unrealized foreign currency translation adjustments..........................      (3,961,000)       (319,000)
                                                                                   --------------  --------------
  Comprehensive (loss) income....................................................  $  (19,727,000) $      935,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                         FOR THE THREE MONTHS
                                                                                          ENDED JANUARY 31,
                                                                                    ------------------------------
                                                                                         1999            1998
                                                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income...............................................................  $  (15,766,000) $    1,254,000
  Adjustments to reconcile net income to net cash provided by operating activities
    --
      Loss from discontinued Proponite operations.................................       1,205,000         630,000
      Estimated loss on disposal..................................................      16,396,000              --
      Depreciation and amortization...............................................       7,983,000       7,595,000
      Net (gain) on sale of equipment.............................................         (31,000)        (38,000)
      Provision for losses on accounts receivable and inventory...................         461,000         391,000
      Minority interest income....................................................        (164,000)        (89,000)
      Decrease in accounts receivable.............................................      10,593,000       7,849,000
      Increase in inventories.....................................................      (2,598,000)     (4,058,000)
      Decrease in other current assets............................................       1,018,000       2,034,000
      Decrease (Increase) in net assets of discontinued operations................       7,331,000        (416,000)
      Increase in other assets....................................................     (11,392,000)     (8,683,000)
      (Decrease) increase in accounts payable.....................................     (11,203,000)      1,194,000
      (Decrease) in accrued expenses..............................................      (9,378,000)     (8,066,000)
      (Decrease) in long term liabilities.........................................      (3,549,000)       (127,000)
                                                                                    --------------  --------------
        Net cash used in by operating activities..................................      (9,094,000)       (530,000)
                                                                                    --------------  --------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures............................................................      (4,954,000)     (4,030,000)
  Sales and retirements of property, plant and equipment, net.....................         112,000          27,000
  Acquisition of subsidiary.......................................................      (1,948,000)             --
  Proceeds from sale of subsidiary................................................              --       2,284,000
                                                                                    --------------  --------------
        Net cash used in investing activities.....................................      (6,790,000)     (1,719,000)
                                                                                    --------------  --------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of Subordinated Notes....................................              --     198,500,000
  Repayments on Term Loan.........................................................              --    (196,591,000)
  Net borrowings..................................................................      16,185,000         933,000
  Proceeds from issuance of common stock..........................................         220,000          87,000
                                                                                    --------------  --------------
        Net cash provided by financing activities.................................      16,405,000       2,929,000
                                                                                    --------------  --------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH..........................................      (2,147,000)     (2,534,000)
                                                                                    --------------  --------------
NET (DECREASE) INCREASE IN CASH:..................................................      (1,626,000)     (1,854,000)
CASH AT BEGINNING OF PERIOD:......................................................       3,994,000       4,143,000
                                                                                    --------------  --------------
CASH AT END OF PERIOD:............................................................  $    2,368,000  $    2,289,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest.......................................  $    7,972,000  $    6,062,000
                                                                                    --------------  --------------
  Cash paid during the period for--income taxes...................................  $      229,000  $      730,000
                                                                                    --------------  --------------

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

    Certain prior period amounts have been reclassified in order to conform with the current quarter's presentation.

(2) NET INCOME PER SHARE OF COMMON STOCK

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended January 31, 1999, and 1998 were 7,282,675 and 7,209,016, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options), which were antidilutive for the periods presented. The number of shares used in such computation for the three months ended January 31, 1999, and 1998 were 7,357,938 and 7,380,642, respectively. Prior periods have been restated to reflect such adoption.

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                               JANUARY 31,      OCTOBER 31,
                                                                  1999             1998
                                                             ---------------  ---------------
Raw Materials..............................................   $  21,832,000    $  19,684,000
Finished Goods.............................................      58,780,000       57,952,000
Supplies...................................................       4,321,000        4,618,000
                                                             ---------------  ---------------
                                                                 84,933,000       82,254,000
Less: Inventory Reserve....................................      (1,423,000)      (1,418,000)
                                                             ---------------  ---------------
Total Inventories, Net.....................................   $  83,510,000    $  80,836,000
                                                             ---------------  ---------------
                                                             ---------------  ---------------

    The (LIFO) method was used for determining the cost of approximately 50% and 47% of total inventories at January 31, 1999 and October 31, 1998, respectively.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(4) DISCONTINUED OPERATIONS

    In February 1999, the Company's management, with the concurrence of its Board of Directors, approved a formal plan to dispose of its Proponite division. On March 4,1999, the Company entered into an agreement to sell certain assets of the Proponite division to Applied Extrusion Technologies Inc. and will wind down this non-core business during the current fiscal year.

    The disposal of the Proponite division has been accounted for as a discontinued operation and, accordingly, its net assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows.

    The estimated loss on disposal includes the writedown of property, plant and equipment, inventory and other assets, closedown expenses, and anticipated losses of the Proponite division through the date of disposal.

    Condensed financial information relating to the discontinued operations of Proponite is as follows:

                                                               JANUARY 31,      OCTOBER 31,
                                                                  1999             1998
                                                             ---------------  ---------------
Net assets of discontinued operations:
  Current assets...........................................   $  15,676,000    $  13,882,000
  Property, plant & equipment--net.........................      34,126,000       34,976,000
                                                             ---------------  ---------------
    Total assets...........................................      49,802,000       48,858,000
  Current liabilities......................................       2,710,000        3,712,000
                                                             ---------------  ---------------
Net assets.................................................      47,092,000       45,146,000
  Provision for disposal...................................      26,878,000               --
                                                             ---------------  ---------------
    Net assets of discontinued operations..................   $  20,214,000    $  45,146,000
                                                             ---------------  ---------------
                                                             ---------------  ---------------

                                                              FOR THE THREE    FOR THE THREE
                                                              MONTHS ENDED     MONTHS ENDED
                                                               JANUARY 31,      JANUARY 31,
                                                                  1999             1998
                                                             ---------------  ---------------
Results of Operations:
  Net sales................................................   $   6,633,000    $   9,914,000
                                                             ---------------  ---------------
  Gross profit (loss)......................................        (873,000)       1,329,000
                                                             ---------------  ---------------
  Net loss.................................................   $  (1,205,000)   $     (27,000)
                                                             ---------------  ---------------
                                                             ---------------  ---------------

    At the time of the Company's acquisition of Borden Global Packaging (BGP), management decided not to retain the rigids' businesses of BGP. The rigids' businesses manufactured, marketed and distributed wet food containers, dry food trays and disposable food service products. These businesses were not core and were sold by the Company in the prior fiscal year. Beginning November 1, 1997, the Company began recording these businesses as discontinued operations and for the three months ended January 31, 1998 recorded a net loss from these discontinued operations of $603,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

NET SALES AND GROSS PROFIT

    Net sales for the first quarter ended January 31, 1999 decreased by $16,480,000 or 10% to $151,898,000 from $168,378,000 in the same period in the prior year. Net sales in North America decreased to $87,462,000 during the current period from $97,953,000 in the first quarter of 1998, or 11%, primarily due to an 11% decrease in per unit selling prices as a result of lower raw material costs which were passed though to the customers and a change in product mix. Net sales in Europe decreased to $45,320,000 for the first quarter of 1999 from $48,171,000 in fiscal 1998, or 6%, primarily due to a 13% decrease in average selling prices (local currency) offset by a 7% volume increase. Net sales in Asia / Pacific decreased to $19,116,000 in the current period from $22,254,000 in the same period in the prior year, or 14%, primarily due to a 4% sales volume decrease and a 10% decrease in average selling prices (local currency).

    Gross profit for the first quarter of Fiscal 1999 amounted to $37,266,000 compared to $38,418,000 for the first quarter of Fiscal 1998. North America experienced an increase in gross profit of $489,000 or 2% for the period due to increased sales volume as well as reduced raw material costs. Gross profit in Europe decreased $794,000 or 8% from the same period in the prior year due to changes in product mix, as well as, the general economic pressures in Eastern Europe, which resulted in lower average selling prices and lower margins. Asia / Pacific gross profit for the first quarter ended January 31, 1999 decreased by $847,000 or 24% from the same period in the prior year due to lower volume resulting from the economic pressures of the region combined with the shut down and consolidation of a plant in Australia.

OPERATING EXPENSES

    Operating expenses for the three months ended January 31, 1999 were $26,686,000 as compared to $27,690,000 for the same period in the prior fiscal year. This decrease of $1,004,000 or 4% in operating expenses can be attributed to decreased selling expenses of $251,000 due to the realignment of the company's sales force and a reduction in worldwide general and administrative expenses of $844,000 offset by an increase of $91,000 in warehousing and delivery costs which resulted from increased sales volume for the period.

INTEREST EXPENSE

    Interest expense for the three months ended January 31, 1999, amounted to $8,291,000, an increase of $140,000 from the same period in the prior year. This increase in interest expense is due to higher average interest rates for the period.

OTHER INCOME (EXPENSE)

    Other income for the three months ended January 31, 1999, amounted to $753,000. This amount includes foreign currency exchange gains realized during the period, gains on sales of machinery and equipment, interest income earned for the period and income from investment in joint venture.

DISCONTINUED OPERATIONS

    Net sales of the discontinued Proponite operations were $6,633,000 and $9,914,000 for the three months ended January 31, 1999 and 1998, respectively. This decrease of $3,281,000 or 33% can be attributed to a 24% reduction in sales volume coupled with a decrease in average selling prices of 12% due to the competitive nature of the market place and product mix. The Proponite operations had a gross loss of $874,000 for the three months ended January 31,1999 compared with a gross profit of

$1,329,000 in the same period in the prior year. This reduction in gross profit can be attributed to under utilization of plant facilities due to lower sales volume and unscheduled line shutdown for maintenance. Net losses from discontinued Proponite operations were $1,205,000 and $27,000 for the three months ended January 31,1999 and 1998, respectively. The Company's first quarter 1997 included a net loss from discontinued operations of the rigids businesses of $603,000. The rigids businesses had net sales of $16,607,000 and a gross profit of $1,657,000 for the period ended January 31,1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through cash flow generated from operations and borrowings by the Company or its subsidiaries under various credit facilities. The Company's principal uses of cash have been to fund working capital, including operating expenses, debt service, and capital expenditures.

    The Company's working capital amounted to $50,981,000 at January 31, 1999, compared to $81,608,000 at October 31, 1998. This decrease of $30,627,000 in working capital is primarily the result of a non-cash provision for disposal of net assets of the discontinued Proponite operations, including a reserve for operating losses through the disposal date, of $26,878,000 and the strengthening of the United States dollar during Fiscal 1998, thereby reducing the translation of working capital balances of foreign subsidiaries. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

    On October 11, 1996, the Company entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent, and the banks party thereto. The Credit Agreement provided the Company with two credit facilities, consisting of a term credit facility in the amount of $350,000,000 and a revolving credit facility for an amount up to $100,000,000. The proceeds borrowed under the Credit Agreement were used to pay the $263,000,000 cash portion of the purchase price for the Borden Acquisition, to repay the $95,400,000 balance under the then existing term credit and revolving credit obligations and to pay the expenses and related costs of the Borden Acquisition and the borrowing under the Credit Agreement. The term loan commitment expired on the date of the closing of the Credit Agreement and the borrowing of the term loan thereunder. Amounts repaid or prepaid with respect to the term loan may not be reborrowed. As of January 31, 1999, there was $108,000,000 outstanding under the term credit facility and no outstanding borrowings under the revolving credit facility.

    On November 19, 1997, the Company completed an offering of $200,000,000 in aggregate principal amount of 9.875% Senior Subordinated Notes due November 15, 2007. The issue price was 99.224% resulting in an effective yield of 10%. The net proceeds from the Notes have been used to repay a portion of the indebtedness outstanding under the Company's outstanding Credit Agreement.

    The Company also has a $10,000,000 unsecured revolving credit facility available for working capital purposes. As of January 31, 1999, there was $4,000,000 outstanding under this credit facility.

    The Company also maintains various unsecured short-term credit facilities at its foreign subsidiaries. At January 31, 1999, the aggregate amount outstanding under such facilities was approximately $37,000,000 and approximately $31,000,000 was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries.

    The Company's cash and cash equivalents decreased by $1,626,000 for the first quarter ended January 31,1999, as compared to a decrease of $1,854,000 during the same period in the prior year. Net cash used by operating activities during the three months ended January 31, 1999 was $9,094,000, which was primarily due to a reduction in trade accounts payable and accrued expenses of $20,581,000 offset by depreciation and amortization expense of $7,983,000, net income from continuing operations of

$1,835,000, and net increases in other operating assets and liabilities of $2,979,000. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash used in investing activities during the first three months ended January 31, 1999, was $6,790,000, resulting primarily from the net investment in capital expenditures of $4,954,000 and the acquisition of the Thermofilm subsidiary for $1,948,000, which was offset by proceeds received from the sales of machinery and equipment in the period of $112,000.

    Net cash provided by financing activities for the quarter ended January 31, 1999 was $16,405,000, reflecting net borrowings of $16,185,000 from available credit facilities and proceeds from stock issuances of $220,000.

    The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

    In March 1999, the company announced that it will discontinue operations at its Proponite facility and entered into an into an agreement to sell certain assets of this division and wind down this non-core business during the current fiscal year. The net proceeds from the closing of Proponite operations will be approximately $20,000,000.

    The Company believes that net proceeds from the wind down of Proponite operations and its cash flow from operations, combined with the availability of funds under the Credit Agreement and credit lines available to the Company's foreign subsidiaries for local currency borrowings, will be sufficient to meet the Company's working capital, capital expenditure and debt service requirements for the foreseeable future.

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

    The Company is in the process of completing its inventories and assessments in regard to embedded technology, such as microcontrollers in its production equipment, at each of its worldwide businesses. This process is expected to be completed in the first calendar quarter of 1999. Until the inventories and assessments are completed, it is not possible to determine what action, if any, will be required to be taken.

    In evaluating the impact on the Company of Year 2000 compliance by significant third parties, each of the Company's business locations is in the process of identifying and contacting each significant third party to ascertain such third party's Year 2000 readiness. It is expected that this process will be completed in the first calendar quarter of 1999. Until this process is completed, it is not possible to determine which third parties will not be Year 2000 compliant and the effect of such failure on the Company.

    Once Year 2000 compliance areas are reviewed and necessary upgrades are completed, the Company plans to test systems to verify that compliance has been achieved. The target completion date for system testing is October 31, 1999. The Company estimates the total cost associated with Year 2000 compliance activities, including upgrades in the international business systems will be approximately $7.0 million of which $5.5 million has been incurred through January 31, 1999. Cash flow from operations has funded this project to date and is expected to fund the balance of the project.

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

                                AEP INDUSTRIES INC.

                                S/A J. BRENDAN BARBA
                                ------------------------------------------
                                J. Brendan Barba
                                Chairman of the Board, President
Date: March 17, 1999            and Chief Executive Officer

                                S/A PAUL M. FEENEY
                                ------------------------------------------
                                Paul M. Feeney
                                Executive Vice President
                                Principal Financial and Accounting
Date: March 17, 1999            Officer

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Computation of weighted average number of shares outstanding. Page 15

    (b) There were no current reports on Form 8-K filed during the quarter ended January 31, 1999.

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                                            DESCRIPTION OF EXHIBIT
-------------------  -------------------------------------------------------------------------------------------------
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

EXHIBIT NUMBER                                            DESCRIPTION OF EXHIBIT
-------------------  -------------------------------------------------------------------------------------------------
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

                                                                      EXHIBIT 11

                              AEP INDUSTRIES INC.

        COMPUTATION OF THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

                  FOR THE THREE MONTHS ENDED JANUARY 31 , 1999

                                                                                FOR THE THREE MONTHS ENDED JANUARY 31,
                                                                          --------------------------------------------------
                                                                              NUMBER OF                     WEIGHTED AVERAGE
                                                            SHARES OF           DAYS            DAYS IN     NUMBER OF SHARES
                          1999                             COMMON STOCK      OUTSTANDING        PERIOD        OUTSTANDING
--------------------------------------------------------  --------------  -----------------  -------------  ----------------
November 1--October 31..................................      7,277,701                                          7,277,701
Shares Issued:
November 4, 1998........................................            400              89               92               387
November 18, 1998.......................................          1,800              75               92             1,467
January 4, 1999.........................................         10,187              28               92             3,100
January 29, 1999........................................            600               3               92                20
                                                          --------------                                    ----------------
Total Weighted Average Shares...........................      7,290,688                                          7,282,675
  Total Dilutive Stock options..........................             --                                             75,263
                                                          --------------                                    ----------------
      Total Shares......................................      7,290,688                                          7,357,938
                                                          --------------                                    ----------------
                                                          --------------                                    ----------------

                          1998
--------------------------------------------------------
November 1--October 31..................................      7,206,787                                          7,206,787
Shares Issued:
November 18, 1997.......................................             60              75               92                49
December 3, 1997........................................            400              60               92               261
December 9, 1997........................................            100              54               92                59
December 15, 1997.......................................            200              48               92               104
December 18, 1997.......................................          1,900              45               92               929
December 19, 1997.......................................          1,000              44               92               478
January 16, 1998........................................            800              16               92               139
January 20, 1998........................................            200              12               92                26
January 27, 1998........................................            600               5               92                33
January 30, 1998........................................          6,950               2               92               151
                                                          --------------                                    ----------------
Total Weighted Average Shares...........................      7,218,997                                          7,209,016
  Total Dilutive Stock options..........................             --                                            171,626
                                                          --------------                                    ----------------
      Total Shares......................................      7,218,997                                          7,380,642
                                                          --------------                                    ----------------
                                                          --------------                                    ----------------