Form 10-Q
period 1999-04-30
AEP INDUSTRIES INC
filed 1999-06-03
CIK 785787

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

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
                      YES  X                      NO  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  SHARES OUTSTANDING AT MAY 24,
     CLASS OF COMMON STOCK                    1999
-------------------------------  -------------------------------
        $.01 Par Value                      7,352,688

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                         APRIL 30    OCTOBER 31,
                                                                                           1999         1998
                                                                                        -----------  -----------
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................................  $ 3,746,000  $ 3,994,000
  Accounts receivable, less allowance of $5,093,000 in 1999 and $4,686,000 in 1998 for
    doubtful accounts.................................................................   94,735,000   98,656,000
  Inventories, net....................................................................   84,852,000   80,836,000
  Net assets of discontinued operations...............................................    4,532,000   45,146,000
  Other current assets................................................................   17,069,000   16,458,000
                                                                                        -----------  -----------
      Total current assets............................................................  204,934,000  245,090,000
                                                                                        -----------  -----------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $120,931,000 in 1999 and $110,515,000 in 1998....................................  243,124,000  250,032,000
GOODWILL less accumulated amortization of $3,267,000 in 1999 and $2,629,000 in 1998...   41,808,000   40,817,000
INVESTMENT IN JOINT VENTURE...........................................................   15,802,000   15,597,000
OTHER ASSETS..........................................................................   53,169,000   40,950,000
                                                                                        -----------  -----------
      TOTAL ASSETS....................................................................  $558,837,000 $592,486,000
                                                                                        -----------  -----------
                                                                                        -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings...............................................................  $22,611,000  $30,968,000
  Accounts payable....................................................................   87,299,000   87,893,000
  Accrued expenses....................................................................   39,344,000   44,621,000
                                                                                        -----------  -----------
      Total current liabilities.......................................................  149,254,000  163,482,000
LONG-TERM DEBT........................................................................  297,803,000  301,817,000
OTHER LONG TERM LIABILITIES...........................................................    6,202,000    6,440,000
DEFERRED INCOME TAXES.................................................................   34,814,000   34,446,000
                                                                                        -----------  -----------
      Total liabilities...............................................................  488,073,000  506,185,000
                                                                                        -----------  -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares authorized; none outstanding.....           --           --
  Common stock--$.01 par value, 30,000,000 shares authorized; 10,040,388 and
    10,022,301 shares, issued in 1999 and 1998, respectively..........................      100,000      100,000
  Additional paid-in capital..........................................................   91,588,000   91,324,000
  Treasury stock--common stock; at cost, 2,696,380 and 2,744,600 shares in 1999 and
    1998, respectively................................................................  (59,892,000) (60,963,000)
  Retained earnings...................................................................   64,454,000   78,942,000
  Accumulated other comprehensive income (loss).......................................  (25,486,000) (23,102,000)
                                                                                        -----------  -----------
      Total shareholders' equity......................................................   70,764,000   86,301,000
                                                                                        -----------  -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $558,837,000 $592,486,000
                                                                                        -----------  -----------
                                                                                        -----------  -----------

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                                 FOR THE THREE                FOR THE
                                                                  MONTHS ENDED            SIX MONTHS ENDED
                                                                   APRIL 30,                 APRIL 30,
                                                            ------------------------  ------------------------
                                                               1999         1998         1999         1998
                                                            -----------  -----------  -----------  -----------
NET SALES.................................................  $165,754,000 $169,667,000 $317,652,000 $338,045,000
COST OF SALES.............................................  123,376,000  131,703,000  238,008,000  261,663,000
RESTRUCTURING CHARGE......................................    1,457,000           --    1,457,000           --
                                                            -----------  -----------  -----------  -----------
      Gross profit........................................   40,921,000   37,964,000   78,187,000   76,382,000
                                                            -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Delivery and Warehousing................................   12,659,000   10,972,000   23,891,000   22,113,000
  Selling.................................................   10,046,000    9,508,000   19,162,000   18,875,000
  General and Administrative..............................    7,243,000    6,853,000   13,581,000   14,035,000
                                                            -----------  -----------  -----------  -----------
      Total operating expenses............................   29,948,000   27,333,000   56,634,000   55,023,000
                                                            -----------  -----------  -----------  -----------
      Income from operations..............................   10,973,000   10,631,000   21,553,000   21,359,000
                                                            -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest expense, net...................................   (7,977,000)  (8,434,000) (16,268,000) (16,585,000)
  Other, net..............................................      443,000      (61,000)   1,196,000      255,000
                                                            -----------  -----------  -----------  -----------
                                                             (7,534,000)  (8,495,000) (15,072,000) (16,330,000)
                                                            -----------  -----------  -----------  -----------
      Income before provision for income taxes............    3,439,000    2,136,000    6,481,000    5,029,000
PROVISION FOR INCOME TAXES................................    1,368,000      949,000    2,575,000    1,958,000
                                                            -----------  -----------  -----------  -----------
      Income from continuing operations...................    2,071,000    1,187,000    3,906,000    3,071,000
DISCONTINUED OPERATIONS
  (Loss) from operation of discontinued businesses (less
    applicable income tax benefit of $972,000 for the
    three months ended April 30, 1998 and $770,000 and
    $1,379,000 for the six months ended April 30, 1999 and
    1998..................................................           --   (1,757,000)  (1,205,000)  (2,387,000)
  Loss on disposal of discontinued Proponite operations,
    including provision for operating losses through
    disposal date, (less applicable income tax benefit of
    $507,000 and $10,989,000).............................     (793,000)          --  (17,189,000)          --
                                                            -----------  -----------  -----------  -----------
  Loss from discontinued operations.......................     (793,000)  (1,757,000) (18,394,000)  (2,387,000)
      Net income (loss)...................................    1,278,000     (570,000) (14,488,000)     684,000
Retained earnings, beginning of period....................   63,176,000   79,933,000   78,942,000   78,679,000
                                                            -----------  -----------  -----------  -----------
Retained earnings, end of period..........................  $64,454,000  $79,363,000  $64,454,000  $79,363,000
                                                            -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------
EARNINGS PER SHARE--Basic and Diluted:
  Income from continuing operations.......................  $      0.28  $      0.16  $      0.54  $      0.42
  Loss from discontinued operations.......................  $     (0.11) $     (0.24) $     (2.53) $     (0.33)
                                                            -----------  -----------  -----------  -----------
      Basic and Diluted net income (loss).................  $      0.17  $     (0.08) $     (1.99) $      0.09
                                                            -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------

                                                                        FOR THE                 FOR THE
                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       APRIL 30,               APRIL 30,
                                                                 ---------------------  -----------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                    1999        1998        1999         1998
---------------------------------------------------------------  ---------  ----------  -----------  ----------
Net Income (Loss)..............................................  $1,278,000 $ (570,000) $(14,488,000) $  684,000
  Other comprehensive income:
    Unrealized foreign currency translation adjustments........  1,577,000  (2,790,000)  (2,384,000) (3,109,000)
                                                                 ---------  ----------  -----------  ----------
  Comprehensive (loss) income..................................  $2,855,000 $(3,360,000) $(16,872,000) $(2,425,000)
                                                                 ---------  ----------  -----------  ----------
                                                                 ---------  ----------  -----------  ----------

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                          FOR THE SIX MONTHS
                                                                                            ENDED APRIL 30,
                                                                                     -----------------------------
                                                                                         1999            1998
                                                                                     -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................    (14,488,000) $      684,000
  Adjustments to reconcile net income to net cash provided by operating activities--
    Loss from discontinued Proponite operations....................................      1,205,000       2,387,000
    Estimated loss on disposal.....................................................     17,189,000              --
    Depreciation and amortization..................................................     15,900,000      14,859,000
    Net (gain) on sale of equipment................................................       (223,000)        (93,000)
    Provision for losses on accounts receivable....................................      1,030,000         815,000
    Joint venture income...........................................................       (205,000)        (89,000)
    Decrease (Increase) in accounts receivable.....................................      3,159,000       5,422,000
    Decrease (Increase) in inventories.............................................     (4,132,000)     (4,100,000)
    Decrease (Increase) in other current assets....................................       (931,000)     (2,503,000)
    Decrease (Increase) in net assets held for sale................................      8,904,000      (3,540,000)
    Decrease (Increase) in other assets............................................    (12,219,000)    (11,412,000)
    Increase (decrease) in accounts payable........................................       (684,000)     (7,337,000)
    Increase (decrease) in accrued expenses........................................     (5,410,000)      1,858,000
    Increase (decrease) in other long term liabilities.............................        130,000         631,000
                                                                                     -------------  --------------
      Net cash provided by (used in) operating activities..........................      9,225,000      (2,418,000)
                                                                                     -------------  --------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.............................................................    (14,362,000)    (11,211,000)
  Sales and retirements of property, plant and equipment, net......................        315,000         122,000
  Acquisition of subsidiary........................................................     (1,948,000)             --
  Proceeds from sale of businesses.................................................     13,316,000       2,284,000
                                                                                     -------------  --------------
      Net cash provided by (used in) investing activities..........................     (2,679,000)     (8,805,000)
                                                                                     -------------  --------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of Subordinated Notes.....................................             --     198,500,000
  Repayments of Term Loan..........................................................             --    (196,591,000)
  Net borrowings (repayments)......................................................    (12,371,000)     10,563,000
  Issuance of common stock related to ESOP.........................................      1,071,000       1,265,000
  Proceeds from issuance of common stock...........................................        363,000         368,000
                                                                                     -------------  --------------
      Net cash provided by (used in) financing activities..........................    (10,937,000)     14,105,000
                                                                                     -------------  --------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH...........................................      4,143,000      (3,802,000)
                                                                                     -------------  --------------
NET INCREASE (DECREASE) IN CASH:...................................................       (248,000)       (920,000)
CASH AT BEGINNING OF PERIOD:.......................................................      3,994,000       4,143,000
                                                                                     -------------  --------------
CASH AT END OF PERIOD:.............................................................  $   3,746,000  $    3,223,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest........................................  $  15,737,000  $   10,119,000
                                                                                     -------------  --------------
  Cash paid during the period for--income taxes....................................  $   1,338,000  $    2,404,000
                                                                                     -------------  --------------

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended October 31, 1998.

    Certain prior period amounts have been reclassified in order to conform with the current quarter's presentation.

(2) NET INCOME PER SHARE OF COMMON STOCK

    Basic Earnings Per Share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended April 30, 1999, and 1998 were 7,293,743 and 7,250,405, respectively. The number of shares used in such computation for the six months ended April 30, 1999, and 1998 were 7,287,019 and 7,229,368, respectively. Diluted Earnings Per Share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended April 30, 1999, and 1998 were 7,451,401 and 7,471,306, respectively. The number of shares used in such computation for the six months ended April 30, 1999, and 1998 were 7,444,677 and 7,440,257, respectively. The above computation excludes 485,590 and 43,430 options for the three months ended April 30, 1999, and 1998, respectively, and 485,590 and 55,930 options for the six months ended April 30, 1999 and 1998, respectively which were anti dilutive.

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                                 APRIL 30,      OCTOBER 31,
                                                                   1999            1998
                                                               -------------  ---------------
Raw Materials................................................  $  23,317,000   $  19,684,000
Finished Goods...............................................     58,615,000      57,952,000
Supplies.....................................................      4,317,000       4,618,000
                                                               -------------  ---------------
                                                                  86,249,000      82,254,000
Less: Inventory Reserve......................................     (1,397,000)     (1,418,000)
                                                               -------------  ---------------
Total Inventories, Net.......................................  $  84,852,000   $  80,836,000
                                                               -------------  ---------------
                                                               -------------  ---------------

    The (LIFO) method was used for determining the cost of approximately 55% and 47% of total inventories at April 30, 1999 and October 31, 1998, respectively.

(4) DISCONTINUED OPERATIONS

    In February 1999, the Company's management, with the concurrence of its Board of Directors, approved a formal plan to dispose of its Proponite business. On April 30,1999, the Company sold certain

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(4) DISCONTINUED OPERATIONS (CONTINUED)
assets of the Proponite division to Applied Extrusion Technologies Inc. pursuant to a sales agreement dated March 4, 1999. The Company will wind down this non-core business during the current fiscal year.

    The disposal of the Proponite business has been accounted for as a discontinued operation and, accordingly, its net assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows.

    The estimated loss on disposal includes the writedown of property, plant and equipment, inventory and other assets, closedown expenses, and losses of the Proponite business through the date of disposal. In April 1999, the Company revised its estimate of the net realizable value of the Proponite inventory on hand and charged an additional loss on disposal of assets of $793,000 net of tax benefits.

    Condensed financial information relating to the discontinued operations of Proponite is as follows:

                                                                 APRIL 30,      OCTOBER 31,
                                                                   1999            1998
                                                               -------------  ---------------
Net assets of discontinued operations:
  Current assets.............................................  $   8,120,000   $  13,882,000
  Property, plant and equipment-net..........................      6,534,000      34,976,000
                                                               -------------  ---------------
      Total assets...........................................     14,654,000      48,858,000
  Current liabilities (including provision for disposal in
    1999)....................................................     10,122,000       3,712,000
                                                               -------------  ---------------
Net assets of discontinued operations........................  $   4,532,000   $  45,146,000
                                                               -------------  ---------------
                                                               -------------  ---------------

                                                   FOR THE SIX   FOR THE THREE   FOR THE SIX
                                                  MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                                    APRIL 30,      APRIL 30,      APRIL 30,
                                                      1999           1998           1998
                                                  -------------  -------------  -------------
Results of Operations:
  Net sales.....................................   $ 6,633,000    $ 9,390,000   $  19,304,000
                                                  -------------  -------------  -------------
  Gross profit (loss)...........................      (873,000)       782,000       2,111,000
                                                  -------------  -------------  -------------
  Net loss......................................   $(1,205,000)   $  (525,000)  $    (552,000)
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    At the time of the Company's acquisition of Borden Global Packaging (BGP), management decided not to retain the Rigids' businesses of BGP. The Rigids' businesses manufactured, marketed and distributed wet food containers, dry food trays and disposable food service products. These businesses were not core and were sold by the Company in the prior fiscal year. Beginning November 1, 1997, the Company began recording these businesses as discontinued operations and for the three months and six months ended April 30, 1998 recorded a net loss from these discontinued operations of $1,232,000 and $1,835,000, respectively.

(5) RESTRUCTURING CHARGE

    During the second quarter of 1999, management and the Belgian Workers' Council approved a plan to eliminate 17 manufacturing positions in the Company's Belgium operations. As a result, a restructuring charge of $1,457,0000 for severance was recorded in cost of sales section of the income statement. At April 30, 1999, $400,000 had been paid in termination benefits with the Company anticipating the remaining $1.1 million to be fully paid by October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 AS COMPARED TO THREE MONTHS ENDED APRIL 30,
  1998

NET SALES AND GROSS PROFIT

    Net sales for the three months ended April 30, 1999 decreased by $3.9 million, or 2.3%, to $165.8 million from $169.7 million for the three months ended April 30, 1998. Net sales in North America decreased to $99.3 million during the 1999 period from $99.4 million during the 1998 period. This nominal decrease was primarily due to a 7.5% decrease in per unit selling prices as a result of a change in product mix and lower raw material costs which were passed through to our customers. These reductions in selling prices were offset by a 8.0% increase in sales volume. Net sales in Europe decreased 5.0% to $47.8 million for the second three months of fiscal 1999 from $50.3 million for the second three months of fiscal 1998 primarily due to a 19.1% decrease in average selling prices, offset by a 17.3% volume increase. Net sales in Asia/Pacific decreased 6.6% to $18.7 million during the 1999 period from $20.0 million for the 1998 period, primarily due to a 6.5% sales volume decrease and a nominal decrease in average selling prices which resulted from the economic pressures of the region.

    Gross profit for the three months ended April 30, 1999 was $40.9 million compared to $38.0 million for the three months ended April 30, 1998. Gross profit in North America increased 16.7% to $28.5 million for the three months ended April 30, 1999 due to increased sales volume, which lowered fixed overhead costs per unit, a change in product mix and reduced raw material costs. Gross profit in Europe decreased 5.7% to $18.2 million for the three months ended April 30, 1999 primarily due to a restructuring charge at our Belgian operations of approximately $1.5 million relating to employee severance. This charge was partially offset by additional gross profit realized from the 17.3% increase in sales volume in spite of continuing general economic pressures in Eastern Europe, which resulted in lower average selling prices and lower margins. Asia/Pacific gross profit for the three months ended April 30, 1999 decreased by $532,000 or 16.2%, due to a 6.5% decrease in volume and lower average per unit selling prices which resulted from the economic pressures of the region. In addition, we incurred certain costs associated with the shut down and consolidation of a plant in Australia.

OPERATING EXPENSES

    Operating expenses for the three months ended April 30, 1999 increased $2.6 million, or 9.6%, to $29.9 million from $27.3 million for the three months ended April 30, 1998. This increase is attributable to a worldwide increase in sales volume of 8.8% which increased warehousing and delivery costs by $1.7 million and increased selling expenses by $538,000. Selling expenses related primarily to commissions paid. Worldwide general and administrative costs increased $390,000 for the period with no major increase in one area.

INTEREST EXPENSE

    Interest expense for the three months ended April 30, 1999 was $8.0 million compared to $8.4 million for the three months ended April 30, 1998. This decrease in interest expense resulted from lower average debt outstanding for the period.

OTHER INCOME (EXPENSE)

    Other income (expense) for the three months ended April 30, 1999 amounted to $443,000.. This amount included foreign currency exchange gains realized during the period, gains on sales of machinery and equipment, interest income earned for the period and income from investment in a joint venture.

DISCONTINUED OPERATIONS

    In April, 1999, the Company revised its estimate of the net realizable value of the Proponite inventory on hand and charged an additional loss on disposal of assets for $793,000 net of tax benefits.

    The Company's second quarter 1998 included a net loss from discontinued operations of the Rigids businesses of $1,232,000. The sale of these businesses was completed by October 31, 1998.

NET INCOME FROM CONTINUING OPERATIONS

    Net income from continuing operations for the three months ended April 30, 1999 increased 74.5% to $2.1 million from $1.2 million for the three months ended April 30, 1998. This increase was due to increased sales volume and an overall increase in gross profit margins.

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED APRIL 30, 1999 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

NET SALES AND GROSS PROFIT

    Net sales for the six months ended April 30, 1999 decreased by $20.3 million, or 6.0%, to $317.7 million from $338.0 million for the six months ended April 30, 1998. Net sales in North America decreased 5% to $186.8 million during the 1999 period from $197.2 million during the 1998 period. This decrease was primarily due to a 9% decrease in per unit selling prices as a result of a change in product mix and lower raw material costs which were passed through to our customers. These reductions in selling prices were offset by a 4% increase in sales volume. Net sales in Europe decreased 5% to $93.1 million for the first six months of fiscal 1999 from $98.5 million for the first six months of fiscal 1998 primarily due to a 16% decrease in average selling prices, offset by a 12% volume increase. Net sales in Asia/Pacific decreased 11% to $37.8 million during the 1999 period from $42.3 million for the 1998 period, primarily due to a 5% sales volume decrease and a 6% decrease in average selling prices which resulted from the economic pressures of the region.

    Gross profit for the six months ended April 30, 1999 was $78.2 million compared to $76.4 million for the six months ended April 30, 1998. Gross profit in North America increased 9% to $4.6 million for the six months ended June 30, 1999 due to increased sales volume, which lowered fixed overhead costs per unit, a change in product mix and reduced raw material costs. Gross profit in Europe decreased 7% to $1.4 million for the six months ended April 30, 1999 primarily due to a restructuring charge at our Belgian operations of approximately $1.5 million relating to employee severance. This charge was partially offset by additional gross profit realized from the 13% increase in sales volume in spite of continuing general economic pressures in Eastern Europe, which resulted in lower average selling prices and lower margins. Asia/Pacific gross profit for the six months ended April 30, 1999 decreased by $1.4 million, or 20%, due to a 6% decrease in volume and lower average per unit selling prices which resulted from the economic pressures of the region. In addition, we incurred certain costs associated with the shut down and consolidation of a plant in Australia.

OPERATING EXPENSES

    Operating expenses for the six months ended April 30, 1999 increased $1.6 million, or 2.9%, to $56.6 million from $55.0 million for the six months ended April 30, 1998. This increase is attributable to a worldwide increase in sales volume of 5% which increased warehousing and delivery costs by $1.8 million and increased selling expenses by $287,000. Selling expenses related primarily to commissions paid. This was partially offset by a reduction in worldwide general and administrative costs of $454,000.

INTEREST EXPENSE

    Interest expense for the six months ended April 30, 1999 was $16.3 million compared to $16.6 million for the six months ended April 30, 1998. This decrease in interest expense resulted from lower average debt outstanding for the period, slightly offset by higher interest rates paid in the first quarter 1999.

OTHER INCOME (EXPENSE)

    Other income (expense) for the six months ended April 30, 1999 increased 369% to $1.2 million from $255,000 for the period ended April 30, 1998. This amount included foreign currency exchange gains realized during the period, gains on sales of machinery and equipment, interest income earned for the period and income from investment in a joint venture.

NET INCOME FROM CONTINUING OPERATIONS

    Net income from continuing operations for the six months ended April 30, 1999 increased 25.8% to $3.9 million from $3.1 million for the six months ended April 30, 1998. This increase was due to increased sales volume and an overall increase in gross profit margins.

DISCONTINUED OPERATIONS

    The loss from discontinued operations for the six months ended April 30, 1999 of $18.4 million includes the net losses of the Proponite business of $1.2 million for the period ended January 31, 1999. This loss also consists of an after tax reserve of $17.2 million, established to write down property, plant and equipment, inventory and other assets and to provide for closedown expenses and the net losses for the period ended April 30, 1999.

    The loss from discontinued operations for the six months ended April 30, 1998 of $2.4 million includes the net losses of the Proponite business of $552,000 and net losses of the Rigids businesses of $1,835,000. The sale of the Rigids businesses was completed by October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations through cash flow generated from operations and borrowings by us or our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

    Our working capital was $55.7 million at April 30, 1999, compared to $81.6 million at October 31, 1998. This decrease of $25.9 million in working capital is primarily the result of a non-cash provision for disposal of net assets of the discontinued Proponite business, including a reserve for operating losses through the disposal date of $28.2 million, and the strengthening of the United States dollar during fiscal 1998 which further reduced translated working capital balances. The remaining increases and decreases in components of our financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility for an amount up to $100.0 million. The proceeds borrowed under the Credit Agreement were used to pay the $263.0 million cash portion of the purchase price for the Borden packaging acquisition, to repay the $95.4 million balance under the then existing term credit and revolving credit obligations and to pay the expenses and related costs of the acquisition. After the initial drawdown, no further borrowings are permitted under the term loan. As of April 30, 1999, there was $104.5 million outstanding under the term credit facility which bears interest at a rate of 6.63% per annum. There are no outstanding borrowings under the revolving credit facility.

    The Credit Agreement, as amended, contains financial covenants, the most significant of which are a cash flow ratio and a fixed charge coverage ratio. For the period from May 1, 1999 through July 31, 1999, the cash flow ratio may not exceed 4.50:1. The fixed charge coverage ratio may not be less than 1.6:1 for the same period. The Indenture pursuant to which the 9.875% Senior Subordinated Notes were issued also contains customary covenants including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. We are currently in compliance with all of these covenants. We do not foresee any problems in the near future in remaining in compliance with these covenants.

    On November 19, 1997, we completed an offering of 9.875% Senior Subordinated Notes due November 15, 2007 in the aggregate principal amount of $200.0 million. The net proceeds from the Notes have been used to repay a portion of the indebtedness then outstanding under our Credit Agreement.

    We also have a $10.0 million unsecured revolving credit facility available for working capital purposes. As of April 30, 1999, there was no outstanding borrowing under this credit facility.

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At April 30, 1999, our aggregate amount outstanding under these facilities was approximately $12.0 million and approximately $55.0 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries.

    Our cash and cash equivalents were $3.7 million at April 30, 1999, as compared to $4.0 million at October 31, 1998. Net cash provided by operating activities during the six months ended April 30, 1999, was $9.2 million, primarily due to depreciation and amortization expense of $15.9 million and net income from continuing operations of $3.9 million, offset by a reduction in trade accounts payable and accrued expenses of $6.1 million and net decreases in other operating assets and liabilities of $4.5 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash used in investing activities during the six months ended April 30, 1999 was $2.7 million, resulting primarily from the net investment in capital expenditures of $14.4 million and the acquisition of the Thermofilm subsidiary for $1.9 million, which was offset by proceeds received from the sales of machinery and equipment in the period of $315,000.

    In March 1999, we announced that we would discontinue operations at our Proponite facility and entered into an agreement to sell certain assets of this division. The sale was closed on April 30, 1999 and we received payment of $13.3 million for these assets. We estimate that net proceeds of approximately $4.5 million should be realized during the final wind down of this non-core business.

    Net cash used in financing activities for the six months ended April 30, 1999 was $10.9 million, reflecting net repayments of $12.4 million on current credit facilities and proceeds from stock issuances of $1.4 million.

    The remaining increases and decreases in the components of our financial position reflect normal operating activity.

    We believe that net proceeds from the sale and wind down of the Proponite operations and our cash flow from operations, combined with the availability of funds under the Credit Agreement and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future.

EFFECTS OF INFLATION

    Inflation is not expected to have significant impact on our business.

YEAR 2000

    We are currently undertaking a systems readiness review that will help mitigate the risks associated with the Year 2000 issue. The Year 2000 issue refers to programs that were written to store only two digits of the year portion of date-related information in order to more efficiently handle and store data. These programs are unable to properly distinguish between the year 1900 and the year 2000. Our review addresses: (a) our application software and hardware and related operating systems; (b) embedded technology in production equipment; and (c) Year 2000 compliance by third parties, principally suppliers and customers. In fiscal 1997, we initiated programs to upgrade and enhance our domestic and international business systems in order to replace aging technologies and provide infrastructural support to these businesses. In connection with these upgrades and enhancements, we have installed new systems which are designed to be Year 2000 compliant in most of our facilities, and we are in the process of finalizing these installations. The domestic businesses application software and hardware have been inventoried, modified or upgraded, and where appropriate, replaced, to assure Year 2000 compliance. We expect to complete all systems installations in our international facilities by September 1999 to assure compliance.

    We have completed our inventories and assessments in regard to embedded technology, such as microcontrollers in our production equipment, at each of our worldwide businesses. We expect that all required upgrades will be completed by June 30, 1999 at our domestic facilities and by September 30, 1999 at our international facilities.

    In evaluating the impact on us of Year 2000 compliance by significant third parties, each of our business locations has identified and contacted each significant third party to ascertain such third party's Year 2000 readiness. All critical suppliers will be continued to be contacted telephonically to ascertain any changes in their Year 2000 projects. Key customers have been identified and contacted. The failure of any one customer to complete a sale as a result of its failure to be Year 2000 compliant will not have an adverse effect on the financial condition of the Company.

    We consider the reasonable worst case scenario to be a disruption in the resin supply for our PVC business. In order to avoid such problems we intend to maintain larger than normal inventories of raw materials and commodity manufactured products at our various facilities. In addition, should the electricity supply be disrupted we will be prepared to transfer production from a facility that may be affected by such a power disruption to a facility that is operational. This should enable us to substantially maintain production and sales.

    Once Year 2000 compliance areas are reviewed and necessary upgrades are completed, we plan to test systems to verify that compliance has been achieved. The target completion date for system testing is October 31, 1999. We estimate the total cost associated with Year 2000 compliance activities, including upgrades of the international business systems will be approximately $7.2 million, of which $6.0 million has been incurred through April 30, 1999. Cash flow from operations has funded this project to date and is expected to fund the balance of the project.

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity, and financial condition. Because of the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 readiness of third party suppliers and customers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity, and financial condition.

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

                                          AEP INDUSTRIES INC.

Date: June 3, 1999                              /s/ J. BRENDAN BARBA
                                                ---------------------------------------------
                                                J. Brendan Barba
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date: June 3, 1999                              /s/ PAUL M. FEENEY
                                                ---------------------------------------------
                                                Paul M. Feeney
                                                Executive Vice President
                                                Principal Financial and Accounting
                                                Officer

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of AEP Industries Inc. was held on April 13, 1999, for the purpose of electing three Class A directors and approving amendments to the 1995 Stock option plan and the appointment of auditors. Proxies for the Meeting were solicited pursuant to Section 14(A) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

1. Management's nominee's for Class A directors as listed in the Proxy Statement were elected with the following vote:

                                                          SHARES VOTED    SHARES     SHARES NOT
                                                             "FOR"       WITHHELD      VOTED
                                                          ------------  -----------  ----------
Kenneth Avia............................................    6,092,461       14,320    1,183,307
Paul E. Gelbard.........................................    6,092,011       14,770    1,183,307
Scott M. Stuart.........................................    6,092,204       14,577    1,183,307

    2. The amendments to the 1995 Stock Option Plan was approved by the following vote:

SHARES VOTED  SHARES VOTED     SHARES      SHARES NOT
   "FOR"       "AGAINST"    "ABSTAINING"     VOTED
------------  ------------  -------------  ----------
 4,931,979      197,909        21,659       955,234

    3. The appointment of Arthur Andersen LLP as independent auditors was approved by the following vote:

SHARES VOTED  SHARES VOTED     SHARES      SHARES NOT
   "FOR"       "AGAINST"    "ABSTAINING"     VOTED
------------  ------------  -------------  ----------
 6,093,053       2,419         11,309          0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Computation of weighted average number of shares outstanding. Page 16

    (b) There were no current reports on Form 8-K filed during the quarter ended April 30, 1999.

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                                         DESCRIPTION OF EXHIBIT
-------------------  -------------------------------------------------------------------------------------------

             3(a)    Restated Certificate of Incorporation of theCompany as filed April 11, 1997 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on 10-Q for the quarter ended July 31,
                     1997)

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

            10(f)(2) Amendment No. 1, dated as of October 24, 1997, to the Credit Agreement dated as of October
                     11, 1996, among the Company, the Morgan Guaranty Trust Company as Agent and the banks party thereto (incorporated by reference to Exhibit 10(f)(2) to the Annual Report on Form 10-K
                     for the year ended October 31, 1997)

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

EXHIBIT NUMBER                                         DESCRIPTION OF EXHIBIT
-------------------  -------------------------------------------------------------------------------------------
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

            10(k)    Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan
                     Barba (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K for the
                     year ended October 31, 1997)

            10(l)    Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney
                     (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K for the year ended October 31, 1997)

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

            27       Financial Data Schedule

                                                                      EXHIBIT 11

                              AEP INDUSTRIES INC.
        COMPUTATION OF THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
               FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1999

                                                                                           FOR THE SIX MONTHS ENDED
                                                 FOR THE THREE MONTHS ENDED APRIL 30,             APRIL 30,
                                               ----------------------------------------  ----------------------------
                                                NUMBER OF              WEIGHTED AVERAGE     NUMBER OF
                                 SHARES OF        DAYS       DAYS IN   NUMBER OF SHARES       DAYS          DAYS IN
            1999                COMMON STOCK   OUTSTANDING   PERIOD      OUTSTANDING       OUTSTANDING      PERIOD
-----------------------------  --------------  -----------  ---------  ----------------  ---------------  -----------
November 1--October 31.......     7,277,701                                7,277,701
Shares Issued:
November 4, 1998.............           400            89          89            400              178            181
November 18, 1998............         1,800            89          89          1,800              164            181
January 4, 1999..............        10,187            89          89         10,187              117            181
January 29, 1999.............           600            89          89            600               92            181
March 5, 1999................         1,800            57          89          1,153               57            181
April 19, 1999...............           900            12          89            121               12            181
April 23, 1999...............         1,400             8          89            126                8            181
April 27, 1999...............           200             4          89              9                4            181
April 28, 1999...............        48,420             3          89          1,632                3            181
April 29, 1999...............           200             2          89              4                2            181
April 29, 1999...............           400             2          89              9                2            181
                               --------------                          ----------------
Total Weighted Average
  Shares.....................     7,344,008                                7,293,743
Total Dilutive Stock
  options....................            --                                  157,658
                               --------------                          ----------------
      Total Shares...........     7,344,008                                7,451,401
                               --------------                          ----------------
                               --------------                          ----------------


            1998
-----------------------------
November 1--October 31.......     7,206,787                                7,206,787
Shares Issued:
November 18, 1997............            60            89          89             60              164            181
December 3, 1997.............           400            89          89            400              149            181
December 9, 1997.............           100            89          89            100              143            181
December 15, 1997............           200            89          89            200              137            181
December 18, 1997............         1,900            89          89          1,900              134            181
December 19, 1997............         1,000            89          89          1,000              133            181
January 16, 1998.............           800            89          89            800              105            181
January 20, 1998.............           200            89          89            200              101            181
January 27, 1998.............           600            89          89            600               94            181
January 30, 1998.............         6,950            89          89          6,950               91            181
February 6, 1998.............           200            84          89            189               84            181
February 9, 1998.............           200            81          89            182               81            181
February 11, 1998............         2,000            79          89          1,775               79            181
February 12, 1998............         4,500            78          89          3,944               78            181
February 19, 1998............         2,900            71          89          2,313               71            181
February 19, 1998............          (861)           71          89           (687)              71            181
February 26, 1998............           217            64          89            156               64            181
March 5, 1998................        36,071            57          89         23,102               57            181
March 26, 1998...............           200            36          89             81               36            181
April 1, 1998................           400            30          89            135               30            181
April 6, 1998................           400            25          89            112               25            181
April 20, 1998...............           200            11          89             25               11            181
April 21, 1998...............           200            10          89             22               10            181
April 23, 1998...............           600             8          89             54                8            181
April 29, 1998...............           200             2          89              4                2            181
                               --------------                          ----------------
Total Weighted Average
  Shares.....................     7,266,424                                7,250,405
Total Dilutive Stock
  options....................            --                                  220,901
                               --------------                          ----------------
      Total Shares...........     7,266,424                                7,471,306
                               --------------                          ----------------
                               --------------                          ----------------


                               WEIGHTED AVERAGE
                               NUMBER OF SHARES
            1999                 OUTSTANDING
-----------------------------  ----------------
November 1--October 31.......      7,277,701
Shares Issued:
November 4, 1998.............            393
November 18, 1998............          1,631
January 4, 1999..............          6,585
January 29, 1999.............            305
March 5, 1999................            363
April 19, 1999...............              8
April 23, 1999...............              6
April 27, 1999...............              0
April 28, 1999...............             27
April 29, 1999...............              0
April 29, 1999...............              0
                               ----------------
Total Weighted Average
  Shares.....................      7,287,019
Total Dilutive Stock
  options....................        157,658
                               ----------------
      Total Shares...........      7,444,677
                               ----------------
                               ----------------
            1998
-----------------------------
November 1--October 31.......      7,206,787
Shares Issued:
November 18, 1997............             54
December 3, 1997.............            329
December 9, 1997.............             79
December 15, 1997............            151
December 18, 1997............          1,407
December 19, 1997............            735
January 16, 1998.............            464
January 20, 1998.............            112
January 27, 1998.............            312
January 30, 1998.............          3,494
February 6, 1998.............             93
February 9, 1998.............             90
February 11, 1998............            873
February 12, 1998............          1,939
February 19, 1998............          1,138
February 19, 1998............           (338)
February 26, 1998............             77
March 5, 1998................         11,359
March 26, 1998...............             40
April 1, 1998................             66
April 6, 1998................             55
April 20, 1998...............             12
April 21, 1998...............             11
April 23, 1998...............             27
April 29, 1998...............              2
                               ----------------
Total Weighted Average
  Shares.....................      7,229,368
Total Dilutive Stock
  options....................        210,889
                               ----------------
      Total Shares...........      7,440,207
                               ----------------
                               ----------------