Form 10-Q/A
period 1999-04-30
AEP INDUSTRIES INC
filed 1999-06-08
CIK 785787

                                  AMENDMENT 1
                                       TO

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

    Gross profit for the three months ended April 30, 1999 was $40.9 million compared to $38.0 million for the three months ended April 30, 1998. Gross profit in North America increased 16.7% to $28.5 million for the three months ended April 30, 1999 due to increased sales volume, which lowered fixed overhead costs per unit, a change in product mix and reduced raw material costs. Gross profit in Europe decreased 5.7% to $9.7 million for the three months ended April 30, 1999 primarily due to a restructuring charge at our Belgian operations of approximately $1.5 million relating to employee severance. This charge was partially offset by additional gross profit realized from the 17.3% increase in sales volume in spite of continuing general economic pressures in Eastern Europe, which resulted in lower average selling prices and lower margins. Asia/Pacific gross profit for the three months ended April 30, 1999 decreased by $532,000 or 16.2%, due to a 6.5% decrease in volume and lower average per unit selling prices which resulted from the economic pressures of the region. In addition, we incurred certain costs associated with the shut down and consolidation of a plant in Australia.

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

    Gross profit for the six months ended April 30, 1999 was $78.2 million compared to $76.4 million for the six months ended April 30, 1998. Gross profit in North America increased 9% to $4.6 million for the six months ended June 30, 1999 due to increased sales volume, which lowered fixed overhead costs per unit, a change in product mix and reduced raw material costs. Gross profit in Europe decreased 7% to $18.2 million for the six months ended April 30, 1999 primarily due to a restructuring charge at our Belgian operations of approximately $1.5 million relating to employee severance. This charge was partially offset by additional gross profit realized from the 13% increase in sales volume in spite of continuing general economic pressures in Eastern Europe, which resulted in lower average selling prices and lower margins. Asia/Pacific gross profit for the six months ended April 30, 1999 decreased by $1.4 million, or 20%, due to a 6% decrease in volume and lower average per unit selling prices which resulted from the economic pressures of the region. In addition, we incurred certain costs associated with the shut down and consolidation of a plant in Australia.

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

                                          AEP INDUSTRIES INC.

Date: June 8, 1999                              /s/ LAWRENCE R. NOLL
                                                ---------------------------------------------
                                                Lawrence R. Noll
                                                Vice President and Controller
                                                Principal Accounting Officer