Form 10-Q/A
period 1999-04-30
AEP INDUSTRIES INC
filed 1999-06-08
CIK 785787

                                AMENDMENT NO. 2
                                       TO

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

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED APRIL 30, 1999 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

NET SALES AND GROSS PROFIT

    Net sales for the six months ended April 30, 1999 decreased by $20.3 million, or 6.0%, to $317.7 million from $338.0 million for the six months ended April 30, 1998. Net sales in North America decreased 5.4% to $186.8 million during the 1999 period from $197.2 million during the 1998 period. This decrease was primarily due to a 9.3% decrease in per unit selling prices as a result of a change in product mix and lower raw material costs which were passed through to our customers. These reductions in selling prices were offset by a 4.3% increase in sales volume. Net sales in Europe decreased 5.4% to $93.1 million for the first six months of fiscal 1999 from $98.5 million for the first six months of fiscal 1998 primarily due to a 16.2% decrease in average selling prices, offset by a 12.2% volume increase. Net sales in Asia/Pacific decreased 10.5% to $37.8 million during the 1999 period from $42.3 million for the 1998 period, primarily due to a 5.4% sales volume decrease and a 5.5% decrease in average selling prices which resulted from the economic pressures of the region.

    Gross profit for the six months ended April 30, 1999 was $78.2 million compared to $76.4 million for the six months ended April 30, 1998. Gross profit in North America increased 9.1% to $54.5 million for the six months ended April 30, 1999 due to increased sales volume, which lowered fixed overhead costs per unit, a change in product mix and reduced raw material costs. Gross profit in Europe decreased 7.0% to $18.2 million for the six months ended April 30, 1999 primarily due to a restructuring charge at our Belgian operations of approximately $1.5 million relating to employee severance. This charge was partially offset by additional gross profit realized from the 12.9% increase in sales volume in spite of continuing general economic pressures in Eastern Europe, which resulted in lower average selling prices and lower margins. Asia/Pacific gross profit for the six months ended April 30, 1999 decreased by $1.4 million, or 20.2%, due to a 5.4% decrease in volume and lower average per unit selling prices which resulted from the economic pressures of the region. In addition, we incurred certain costs associated with the shut down and consolidation of a plant in Australia.

OPERATING EXPENSES

    Operating expenses for the six months ended April 30, 1999 increased $1.6 million, or 2.9%, to $56.6 million from $55.0 million for the six months ended April 30, 1998. This increase is attributable to a worldwide increase in sales volume of 5.3% which increased warehousing and delivery costs by $1.8 million and increased selling expenses by $287,000. Selling expenses related primarily to commissions paid. This was partially offset by a reduction in worldwide general and administrative costs of $454,000.

INTEREST EXPENSE

    Interest expense for the six months ended April 30, 1999 was $16.3 million compared to $16.6 million for the six months ended April 30, 1998. This decrease in interest expense resulted from lower average debt outstanding for the period, slightly offset by higher interest rates paid in the first quarter 1999.

OTHER INCOME (EXPENSE)

    Other income (expense) for the six months ended April 30, 1999 increased 369.0% to $1.2 million from $255,000 for the period ended April 30, 1998. This amount included foreign currency exchange gains realized during the period, gains on sales of machinery and equipment, interest income earned for the period and income from investment in a joint venture.

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

    The loss from discontinued operations for the six months ended April 30, 1998 of $2.4 million includes the net losses of the Proponite business of $552,000 and net losses of the Rigids businesses of $1.8 million. The sale of the Rigids businesses was completed by October 31, 1998.

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