Form 10-Q
period 1999-07-31
AEP INDUSTRIES INC
filed 1999-09-13
CIK 785787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-14450

                            ------------------------

                              AEP INDUSTRIES INC.

             (Exact name of registrant as specified in its charter)

                     DELAWARE                                  22-1916107
          (State or other jurisdicton of            (IRS Employer Identification No.)
          incorporation or organizaiton)

               125 PHILLIPS AVENUE                                07606
           South Hackensack, New Jersey                        (zip code)
     (Address of principal executive offices)

                                 (201) 641-5600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                  SHARES
                                                                              OUTSTANDING AT
CLASS OF COMMON STOCK                                                        SEPTEMBER 3, 1999
---------------------------------------------------------------------------  -----------------
  $.01 Par Value                                                                  7,392,475

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    OCTOBER 31,
                                                                                                        1998
                                                                                      JULY 31,     --------------
                                                                                        1999
                                                                                   --------------
                                                                                    (UNAUDITED)
                                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    3,177,000  $    3,994,000
  Accounts receivable, less allowance of $5,668,000 in 1999 and $4,686,000 in
    1998 for doubtful accounts...................................................     100,921,000      98,656,000
  Inventories, net...............................................................      86,064,000      80,836,000
  Net assets of discontinued operations..........................................       4,550,000      45,146,000
  Other current assets...........................................................      15,868,000      16,458,000
                                                                                   --------------  --------------
    Total current assets.........................................................     210,580,000     245,090,000
                                                                                   --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization of $119,683,000 in 1999 and
    $110,515,000 in 1998.........................................................     236,421,000     250,032,000
GOODWILL, less accumulated amortization of $3,590,000 in 1999 and $2,629,000 in
  1998...........................................................................      41,485,000      40,817,000
INVESTMENT IN JOINT VENTURE......................................................      15,776,000      15,597,000
OTHER ASSETS.....................................................................      52,839,000      40,950,000
                                                                                   --------------  --------------
    TOTAL ASSETS.................................................................  $  557,101,000  $  592,486,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings..........................................................  $   28,820,000  $   30,968,000
  Accounts payable...............................................................      86,904,000      87,893,000
  Accrued expenses...............................................................      38,026,000      44,621,000
                                                                                   --------------  --------------
    Total current liabilities....................................................     153,750,000     163,482,000
LONG-TERM DEBT...................................................................     287,072,000     301,817,000
OTHER LONG TERM LIABILITIES......................................................       6,657,000       6,440,000
DEFERRED INCOME TAXES............................................................      35,517,000      34,446,000
                                                                                   --------------  --------------
    Total liabilities............................................................     482,996,000     506,185,000
                                                                                   --------------  --------------
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares authorized; none
    outstanding..................................................................              --
  Common stock--$.01 par value, 30,000,000 shares authorized; 10,082,923 and
    10,022,301 shares, issued in 1999 and 1998, respectively.....................         101,000         100,000
  Additional paid-in capital.....................................................      92,125,000      91,324,000
  Treasury stock--common stock; at cost, 2,696,380 and 2,744,600 shares in 1999
    and 1998, respectively.......................................................     (59,892,000)    (60,963,000)
  Retained earnings..............................................................      67,490,000      78,942,000
  Accumulated other comprehensive income.........................................     (25,719,000)    (23,102,000)
                                                                                   --------------  --------------
    Total shareholders' equity...................................................      74,105,000      86,301,000
                                                                                   --------------  --------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................  $  557,101,000  $  592,486,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS AND
                        COMPREHENSIVE INCOME (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                     JULY 31,                       JULY 31
                                                           ----------------------------  ------------------------------
                                                               1999           1998            1999            1998
                                                           -------------  -------------  --------------  --------------
NET SALES................................................  $ 172,786,000  $ 164,857,000    $490,438,000    $502,902,000
COST OF SALES............................................    130,314,000    125,452,000     368,322,000     387,115,000
RESTRUCTURING CHARGE.....................................             --             --       1,457,000              --
                                                           -------------  -------------  --------------  --------------
    Gross profit.........................................     42,472,000     39,405,000     120,659,000     115,787,000
                                                           -------------  -------------  --------------  --------------
OPERATING EXPENSES
  Delivery and Warehousing...............................     12,612,000     12,504,000      36,503,000      34,617,000
  Selling................................................      9,964,000      9,349,000      29,126,000      28,224,000
  General and Administrative.............................      7,312,000      6,866,000      20,893,000      20,901,000
                                                           -------------  -------------  --------------  --------------
    Total operating expenses.............................     29,888,000     28,719,000      86,522,000      83,742,000
                                                           -------------  -------------  --------------  --------------
    Income from operations...............................     12,584,000     10,686,000      34,137,000      32,045,000
                                                           -------------  -------------  --------------  --------------
OTHER INCOME (EXPENSE):
  Interest expense, net..................................     (7,853,000)    (8,391,000)    (24,121,000)    (24,976,000)
  Other, net.............................................        358,000        241,000       1,554,000         496,000
                                                           -------------  -------------  --------------  --------------
                                                              (7,495,000)    (8,150,000)    (22,567,000)    (24,480,000)
                                                           -------------  -------------  --------------  --------------
    Income before provision for income taxes.............      5,089,000      2,536,000      11,570,000       7,565,000
PROVISION FOR INCOME TAXES...............................      2,053,000        992,000       4,628,000       2,950,000
                                                           -------------  -------------  --------------  --------------
    Income from continuing operations....................      3,036,000      1,544,000       6,942,000       4,615,000
DISCONTINUED OPERATIONS
  (Loss) from operation of discontinued businesses (less
    applicable income tax benefit of $1,097,000 for the
    three months ended July 31, 1998 and $770,000 and
    $2,476,000 for the nine months ended July 31, 1999
    and 1998)............................................             --     (1,836,000)     (1,205,000)     (4,223,000)
  Loss on disposal of discontinued businesses, including
    provision for operating losses through disposal date,
    ( less applicable income tax benefit of $10,989,000
    and $106,000 for the nine months ended July 31, 1999
    and 1998)............................................             --       (196,000)    (17,189,000)       (196,000)
                                                           -------------  -------------  --------------  --------------
    Loss from discontinued operations....................             --     (2,032,000)    (18,394,000)     (4,419,000)
  Net income (loss)......................................      3,036,000       (488,000)    (11,452,000)        196,000
  Retained earnings, beginning of period.................     64,454,000     79,363,000      78,942,000      78,679,000
                                                           -------------  -------------  --------------  --------------
  Retained earnings, end of period.......................  $  67,490,000  $  78,875,000  $   67,490,000  $   78,875,000
                                                           -------------  -------------  --------------  --------------
                                                           -------------  -------------  --------------  --------------
EARNINGS PER SHARE--Basic:
  Income from continuing operations......................  $        0.41  $        0.21  $         0.95  $         0.64
  Loss from discontinued operations......................  $          --  $       (0.28) $        (2.52) $        (0.61)
                                                           -------------  -------------  --------------  --------------
    Basic net income (loss)..............................  $        0.41  $       (0.07) $        (1.57) $         0.03
                                                           -------------  -------------  --------------  --------------
                                                           -------------  -------------  --------------  --------------
EARNINGS PER SHARE--Diluted:
  Income from continuing operations......................  $        0.40  $        0.21  $         0.92  $         0.64
  Loss from discontinued operations......................  $          --  $       (0.28) $        (2.52) $        (0.61)
                                                           -------------  -------------  --------------  --------------
    Diluted net income (loss)............................  $        0.40  $       (0.07) $        (1.60) $         0.03
                                                           -------------  -------------  --------------  --------------
                                                           -------------  -------------  --------------  --------------
Consolidated Statements of Comprehensive Income
Net Income (Loss)........................................  $   3,036,000  $    (488,000) $  (11,452,000) $      196,000
  Other comprehensive income:
    Unrealized foreign currency translation adjustments..       (233,000)    (2,892,000)     (2,617,000)     (6,001,000)
                                                           -------------  -------------  --------------  --------------
  Comprehensive (loss) income............................  $   2,803,000  $  (3,380,000) $  (14,069,000) $   (5,805,000)
                                                           -------------  -------------  --------------  --------------
                                                           -------------  -------------  --------------  --------------

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                         FOR THE NINE MONTHS
                                                                                            ENDED JULY 31,
                                                                                    ------------------------------
                                                                                         1999            1998
                                                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................................................  $  (11,452,000) $      196,000
  Adjustments to reconcile net income to net
    cash provided by operating activities--
      Loss from discontinued operations...........................................       1,205,000       4,223,000
      Estimated loss on disposal..................................................      17,189,000         196,000
      Depreciation and amortization...............................................      23,372,000      22,586,000
      Net (gain) loss on sale of equipment........................................        (304,000)         73,000
      Provision for losses on accounts receivable.................................       1,424,000       1,512,000
      Joint venture income........................................................        (179,000)       (169,000)
      Decrease (Increase) in accounts receivable..................................      (3,458,000)      3,430,000
      Decrease (Increase) in inventories..........................................      (5,459,000)        179,000
      Decrease (Increase) in other current assets.................................         590,000      (1,971,000)
      Decrease (Increase) in net assets of discontinued operations................       8,886,000      (2,599,000)
      Decrease (Increase) in other assets.........................................     (11,889,000)    (10,978,000)
      Increase (decrease) in accounts payable.....................................        (989,000)        646,000
      Increase (decrease) in accrued expenses.....................................      (5,623,000)     (2,905,000)
      Increase (decrease) in other long term liabilities..........................       1,288,000       3,952,000
                                                                                    --------------  --------------
        Net cash provided by operating activities.................................      14,601,000      18,371,000
                                                                                    --------------  --------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures............................................................     (15,580,000)    (18,790,000)
  Sales and retirements of property, plant and equipment, net.....................         488,000       2,875,000
  Acquisition of BUSINESS.........................................................      (1,948,000)             --
  Proceeds from sale of businesses................................................      13,316,000      14,107,000
                                                                                    --------------  --------------
        Net cash (used in) investing activities...................................      (3,724,000)     (1,808,000)
                                                                                    --------------  --------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of Subordinated Notes....................................              --     198,500,000
  Repayments of Term Loan.........................................................              --    (196,591,000)
  Net borrowings (repayments).....................................................     (16,893,000)    (17,401,000)
  Proceeds from issuance of common stock..........................................         901,000         593,000
                                                                                    --------------  --------------
        Net cash (used in) financing activities...................................     (15,992,000)    (14,899,000)
                                                                                    --------------  --------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH..........................................       4,298,000      (4,270,000)
                                                                                    --------------  --------------
NET INCREASE (DECREASE) IN CASH:..................................................        (817,000)     (2,606,000)
CASH AT BEGINNING OF PERIOD:......................................................       3,994,000       4,143,000
                                                                                    --------------  --------------
CASH AT END OF PERIOD:............................................................  $    3,177,000  $    1,537,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest.......................................  $   27,609,000  $   23,050,000
                                                                                    --------------  --------------
  Cash paid during the period for--income taxes...................................  $    3,724,000  $    3,952,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

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

(2) NET INCOME PER SHARE OF COMMON STOCK

    Basic Earnings Per Share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended July 31, 1999 and 1998, were 7,363,249 and 7,272,728, respectively. The number of shares used in such computation for the nine months ended July 31, 1999 and 1998, were 7,313,437 and 7,243,090, respectively.
Diluted Earnings Per Share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended July 31, 1999, and 1998 were 7,621,374 and 7,386,002, respectively. The number of shares used in such computation for the nine months ended July 31, 1999, and 1998 were 7,571,562 and 7,401,810, respectively. The computation excludes 76,600 anti dilutive options for the three months and nine months ended July 31, 1999.

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                                                                    OCTOBER 31,
                                                                                   JULY 31, 1999       1998
                                                                                   -------------  ---------------
Raw Materials....................................................................  $  22,552,000   $  19,684,000
Finished Goods...................................................................     60,552,000      57,952,000
Supplies.........................................................................      4,342,000       4,618,000
                                                                                   -------------  ---------------
                                                                                      87,446,000      82,254,000
Less: Inventory Reserve..........................................................     (1,382,000)     (1,418,000)
                                                                                   -------------  ---------------
  Total Inventories, Net.........................................................  $  86,064,000   $  80,836,000
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------

    The (LIFO) method was used for determining the cost of approximately 54% and 47% of total inventories at July 31, 1999 and October 31, 1998, respectively.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(4) DISCONTINUED OPERATIONS

    In February 1999, the Company's management, with the concurrence of its Board of Directors, approved a formal plan to dispose of its Proponite business. On April 30, 1999, the Company sold certain assets of the Proponite business to Applied Extrusion Technologies Inc. pursuant to a sales agreement dated March 4, 1999. The Company will wind down this non-core business during the current fiscal year.

    The disposal of the Proponite business has been accounted for as a discontinued operation and, accordingly, its net assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows.

    The estimated loss on disposal includes the writedown of property, plant and equipment, inventory and other assets, closedown expenses, and losses of the Proponite business through the date of disposal. The total loss on disposal of the Proponite operations for the nine months ended July 31, 1999 was $17,189,000 net of tax benefits.

    Condensed financial information relating to the discontinued operations of Proponite is as follows:

                                                                                       JULY 31,
                                                                                         1999      OCTOBER 31,1998
                                                                                     ------------  ---------------
Net assets of discontinued operations:
  Current assets...................................................................   $2,442,000    $  13,882,000
  Property, plant & equipment--net.................................................    6,555,000       34,976,000
                                                                                     ------------  ---------------
    Total assets...................................................................    8,997,000       48,858,000
Current liabilities (including provision for disposal in 1999).....................    4,447,000        3,712,000
                                                                                     ------------  ---------------
Net assets of discontinued operations..............................................   $4,550,000    $  45,146,000
                                                                                     ------------  ---------------
                                                                                     ------------  ---------------

                                                                     FOR THE NINE   FOR THE THREE   FOR THE NINE
                                                                     MONTHS ENDED   MONTHS ENDED    MONTHS ENDED
                                                                     JULY 31, 1999  JULY 31, 1998  JULY 31, 1998
                                                                     -------------  -------------  --------------
Results of Operations:
  Net sales........................................................   $ 6,633,000    $ 8,168,000   $   27,472,000
                                                                     -------------  -------------  --------------
  Gross profit (loss)..............................................      (873,000)      (167,000)       1,944,000
                                                                     -------------  -------------  --------------
  Net loss.........................................................   $(1,205,000)   $(1,034,000)  $   (1,586,000)
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

    At the time of the Company's acquisition of Borden Global Packaging (BGP), management decided not to retain the Rigids' businesses of BGP. The Rigids' businesses manufactured, marketed and distributed wet food containers, dry food trays and disposable food service products. These businesses were not core and were sold by the Company in the prior fiscal year. Beginning November 1, 1997, the Company began recording these businesses as discontinued operations and for the three months and nine months ended July 31, 1998 recorded a net loss from these discontinued operations of $998,000 and $2,833,000, respectively.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(5) RESTRUCTURING CHARGE

    During the second quarter of Fiscal 1999, management and the Belgian Workers' Council approved a plan to eliminate 17 manufacturing positions in the Company's Belgium operations. As a result, a restructuring charge of $1,457,0000 for severance was recorded in the cost of sales section of the income statement. At July 31, 1999, approximately $1,300,000 had been paid in termination benefits with the Company anticipating the remaining $200,000 to be fully paid by October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 AS COMPARED TO THREE MONTHS ENDED JULY 31,1998

NET SALES AND GROSS PROFIT

    Net sales for the three months ended July 31, 1999 increased by $7.9 million, or 4.8%, to $172.8 million from $164.9 million for the three months ended July 31, 1998. Net sales in North America increased to $107.9 million during the 1999 period from $96.9 million during the 1998 period. This increase of 11.4% was primarily due to a 3.7% increase in per unit selling prices as a result of a change in product mix, higher raw material costs which were passed through to our customers and a 7.4% increase in sales volume. Net sales in Europe decreased 8.7% to $46.2 million for the third quarter of fiscal 1999 from $50.6 million for the same period in fiscal 1998 primarily due to an 18.6% decrease in average selling prices attributable the competitive market place. This decrease in selling prices was partially offset by a 12.2% volume increase. Net sales in Asia/Pacific increased 7.4% to $18.7 million during the 1999 period from $17.4 million for the 1998 period, primarily due to a 13.9% sales volume increase offset by a decrease of 5.7% in average selling prices which resulted from the economic pressures of the region.

    Gross profit for the three months ended July 31, 1999 was $42.5 million compared to $39.5 million for the three months ended July 31, 1998. Gross profit in North America increased 18.7% to $31.0 million for the three months ended July 31, 1999 due to increased sales volume, which lowered fixed overhead costs per unit, and a change in product mix. Gross profit in Europe decreased 19.2% to $8.8 million for the three months ended July 31, 1999 primarily due to the continuing general economic pressures of the region, which resulted in lower average selling prices and the inability to pass through rising resin prices to customers, which resulted in lower margins. Asia/Pacific gross profit for the three months ended July 31, 1999 increased by $267,000 or 11.0%, due to a 13.9% increase in volume and some benefits being realized in the consolidation of plant facilities in Australia which were offset by lower average per unit selling prices of the region.

OPERATING EXPENSES

    Operating expenses for the three months ended July 31, 1999 increased $1.2 million, or 4.1%, to $29.9 million from $28.7 million for the three months ended July 31, 1998. This increase is attributable to a worldwide increase in sales volume of 8.9%, which increased warehousing, delivery costs and selling expenses, primarily commissions by $723,000 General and administrative costs increased $446,000 for the period with no major increase in one area.

INTEREST EXPENSE

    Interest expense for the three months ended July 31, 1999 was $7.9 million compared to $8.4 million for the three months ended July 31, 1998. This decrease in interest expense resulted from lower average debt outstanding for the period.

OTHER INCOME (EXPENSE)

    Other income (expense) for the three months ended July 31, 1999 amounted to $358,000. This amount included foreign currency exchange gains realized during the period, gains on sales of machinery and equipment, interest income earned for the period and income from investment in a joint venture.

NET INCOME FROM CONTINUING OPERATIONS

    Net income from continuing operations for the three months ended July 31, 1999 increased 96.6% to $3.0 million from $1.5 million for the three months ended July 31, 1998. This increase was due to increased sales volume and an overall increase in gross profit margins.

DISCONTINUED OPERATIONS

    The loss from discontinued operations for the three months ended July 31, 1998 of $2.0 million includes the net losses of the Proponite business of $1.0 million and net losses of the Rigids businesses of $1.0 million. The sale of the Rigids businesses was completed by October 31, 1998.

NINE MONTHS ENDED JULY 31, 1999 AS COMPARED TO NINE MONTHS ENDED JULY 31, 1998

NET SALES AND GROSS PROFIT

    Net sales for the nine months ended July 31, 1999 decreased by $12.5 million, or 2.5%, to $490.4 million from $502.9 million for the nine months ended July 31, 1998. Net sales in North America increased by less than 1% to $294.6 million during the 1999 period from $294.1 million during the 1998 period. This slight increase was primarily due to a 5.4% increase in sales volume offset by a 5.0% decrease in per unit selling prices which resulted from lower average raw material costs which were passed through to customers. Net sales in Europe decreased 6.6% to $139.3 million for the first nine months of fiscal 1999 from $149.0 million for the first nine months of fiscal 1998 primarily due to a 17.0% decrease in average selling prices, offset by a 12.6% volume increase. Net sales in Asia/Pacific decreased 5.3% to $56.6 million during the 1999 period from $59.7 million for the 1998 period, primarily due to a 5.4% decrease in average selling prices which resulted from the economic pressures of the region.

    Gross profit for the nine months ended July 31, 1999 was $120.7 million compared to $115.8 million for the nine months ended July 31, 1998. Gross profit in North America increased 12.4% to $85.5 million for the nine months ended July 31, 1999 due to increased sales volume, which lowered fixed overhead costs per unit, a change in product mix and reduced raw material costs. Gross profit in Europe decreased 11.4% to $27.0 million for the nine months ended July 31, 1999 primarily due to a restructuring charge at our Belgian operations of approximately $1.5 million relating to employee severance This charge was partially offset by additional gross profit realized from the 13% increase in sales volume in spite of continuing general economic pressures in Eastern Europe, which resulted in lower average selling prices and lower margins. Asia/Pacific gross profit for the nine months ended July 31, 1999 decreased by $1.1 million, or 12.0%, due to a 5.4% decrease in average per unit selling prices which resulted from the economic pressures of the region. In addition to certain costs associated with the shut down and consolidation of a plant in Australia.

OPERATING EXPENSES

    Operating expenses for the nine months ended July 31, 1999 increased $2.8 million, or 3%, to $86.5 million from $83.7 million for nine months ended July 31, 1998. This increase is attributable to a worldwide increase in sales volume of 6.5% that increased warehousing and delivery costs by $1.9 million and increased selling expenses by $902,000. Selling expenses related primarily to commissions.

INTEREST EXPENSE

    Interest expense for the nine months ended July 31, 1999 was $24.1 million compared to $25.0 million for the nine months ended July 31, 1998. This decrease in interest expense resulted from lower average debt outstanding for the period, slightly offset by higher interest rates paid in the first quarter of Fiscal 1999.

OTHER INCOME (EXPENSE)

    Other income (expense) for the nine months ended July 31, 1999 increased 213% to $1.6 million from $496,000 for the period ended July 31, 1998. This amount included foreign currency exchange gains realized during the period, gains on sales of machinery and equipment, interest income earned for the period and income from investment in a joint venture.

DISCONTINUED OPERATIONS

    The loss from discontinued operations for the nine months ended July 31, 1999 of $18.4 million includes the net losses of the Proponite business of $1.2 million for the period ended January 31, 1999. This loss also consists of an after tax charge of $17.2 million, established to write down property, plant and equipment, inventory and other assets and to provide for closedown expenses and the net losses for the period ended July 31, 1999.

    The loss from discontinued operations for the nine months ended July 31, 1998 of $4.4 million includes the net losses of the Proponite business of $1.6 million and net losses of the Rigids businesses of $2.8 million. The sale of the Rigids businesses was completed by October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed operations through cash flow generated from operations and borrowings by the Company or its subsidiaries under various credit facilities. The Company's principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

    The Company's working capital was $64.3 million at July 31, 1999, compared to $81.6 million at October 31, 1998. This decrease of $24.8 million in working capital is primarily the result of a non-cash provision for disposal of net assets of the discontinued Proponite business, including a reserve for operating losses through the disposal date of $28.2 million, and the strengthening of the United States dollar during fiscal 1999 which further reduced translated working capital balances. The remaining increases and decreases in components of the Company's financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility for an amount up to $100.0 million. The proceeds borrowed under the Credit Agreement were used to pay the $263.0 million cash portion of the purchase price for the Borden packaging acquisition, to repay the $95.4 million balance under the then existing term credit and revolving credit obligations and to pay the expenses and related costs of the acquisition. After the initial drawdown, no further borrowings are permitted under the term loan. As of July31, 1999, there was $100.8 million outstanding under the term credit facility which bears interest at a rate of 6.63% per annum. There are no outstanding borrowings under the revolving credit facility.

    On November 19, 1997, we completed an offering of 9.875% Senior Subordinated Notes due November 15, 2007 in the aggregate principal amount of $200.0 million. The net proceeds from the Notes were used to repay a portion of the indebtedness then outstanding under our Credit Agreement.

    The Credit Agreement, as amended, contains financial covenants, the most significant of which are a cash flow ratio and a fixed charge coverage ratio. For the period from August 1, 1999 through October 31, 1999, the cash flow ratio may not exceed 4.25:1. The fixed charge coverage ratio may not be less than 1.65:1 for the same period. The Indenture pursuant to which the 9.875% Senior Subordinated Notes were issued also contains customary covenants including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. We are currently in compliance with all of these covenants. We do not foresee any problems in the near future in remaining in compliance with these covenants.

    We also have a $10.0 million unsecured revolving credit facility available for working capital purposes. As of July 31, 1999, there was $1.0 million outstanding under this credit facility.

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At July 31, 1999, our aggregate amount outstanding under these facilities was approximately $8.9 million and approximately

$58.0 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries.

    Our cash and cash equivalents were $3.2 million at July 31, 1999, as compared to $4.0 million at October 31, 1998. Net cash provided by operating activities during the nine months ended July 31, 1999, was $14.6 million, primarily due to depreciation and amortization expense of $23.3 million and net income from continuing operations of $6.9 million, offset by a reduction in trade accounts payable and accrued expenses of $6.6 million and additional investment in accounts receivable and inventories of $8.9 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash used in investing activities during the nine months ended July 31, 1999 was $3.7 million, resulting primarily from the net investment in capital expenditures of $15.6 million and the acquisition of the Thermofilm subsidiary for $1.9 million, which was offset by proceeds received from the net proceeds from sale of the Proponite business of $13.3 million and from other sales of machinery and equipment in the period of $488,000.

    In March 1999, we announced that we would discontinue operations at our Proponite facility and entered into an agreement to sell certain assets of this division. The sale was closed on April 30, 1999 and we received payment of $13.3 million for these assets. We estimate that net proceeds of approximately $4.5 million should be realized during the final wind down of this non-core business.

    Net cash used in financing activities for the nine months ended July 31, 1999 was $16.0million, reflecting net repayments of $16.9 million on current credit facilities and proceeds from stock issuances of $900,000.

    The remaining increases and decreases in the components of our financial position reflect normal operating activity.

    We believe that our cash flow from operations, combined with the availability of funds under the Credit Agreement and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future.

EFFECTS OF INFLATION

    Inflation is not expected to have significant impact on our business.

YEAR 2000

    We are currently undertaking a systems readiness review that will help mitigate the risks associated with the Year 2000 issue. The Year 2000 issue refers to programs that were written to store only two digits of the year portion of date-related information in order to more efficiently handle and store data. These programs are unable to properly distinguish between the year 1900 and the year 2000. Our review addresses: (a) our application software and hardware and related operating systems; (b) embedded technology in production equipment; and (c) Year 2000 compliance by third parties, principally suppliers and customers. In fiscal 1997, we initiated programs to upgrade and enhance our domestic and international business systems in order to replace aging technologies and provide infrastructural support to these businesses. In connection with these upgrades and enhancements, we have installed new systems, which are designed to be Year 2000 compliant in most of our facilities, and we are in the process of finalizing these installations. The domestic businesses application software and hardware have been inventoried, modified or upgraded, and where appropriate, replaced, to assure Year 2000 compliance. We expect to complete all systems installations in our international facilities by September 1999 to assure compliance.

    We have completed our inventories and assessments in regard to embedded technology, such as microcontrollers in our production equipment, at each of our worldwide businesses. All required upgrades have been completed at our domestic facilities and will be completed by October31, 1999 at our international facilities.

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

    Once Year 2000 compliance areas are reviewed and necessary upgrades are completed, we plan to test systems to verify that compliance has been achieved. The target completion date for system testing is October 31, 1999. We estimate the total cost associated with Year 2000 compliance activities, including upgrades of the international business systems will be approximately $7.8 million, of which $7.0 million has been incurred through July 31, 1999. Cash flow from operations has funded this project to date and is expected to fund the balance of the project.

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

FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for, the year ending October 31, 1999, include many factors that are beyond the our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the our inventory, our assessment of Year 2000 compliance by us and significant third parties and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking benefits or judgments in this section and in other parts of this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AEP INDUSTRIES INC.
                                     -----------------------------------------

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ J. BRENDAN BARBA       Chairman of the Board,      September 13, 1999
------------------------------    President and Chief
       J. Brendan Barba           Executive Officer

      /s/ PAUL M. FEENEY        Executive Vice President    September 13, 1999
------------------------------    Principal Financial and
        Paul M. Feeney            Accounting Officer

                              AEP INDUSTRIES INC.
                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibit 11--Computation of weighted average number of shares outstanding. Page 15-16

       (b) The Company filed a Report on Form 8-K on June 4, 1999 to announce the disposal of its Proponite business and that it has been accounted for as a discontinued operation and, accordingly, the Company has reclassified the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report filed on Form 10-K filed with the Securities and Exchange Commission for the Fiscal Year ended October 31, 1998.