Form 10-K405
period 1999-10-31
AEP INDUSTRIES INC
filed 2000-01-31
CIK 785787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999, OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-14550
                            ------------------------

                              AEP INDUSTRIES INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                                          22-1916107
-------------------------------------------------        ------------------------------------
         (State or other jurisdiction of                  (IRS Employer Identification No.)
         incorporation or organization)

125 PHILLIPS AVENUE, SOUTH HACKENSACK, NEW JERSEY                     07606-1546
-------------------------------------------------        ------------------------------------
    (Address of principal executive offices)                          (zip code)

       Registrant's telephone number, including area code: (201) 641-6600

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                          WHICH REGISTERED
-------------------                                      ------------------------
None                                                                   --

          Securities registered pursuant to Section 12(g) of the Act:

                                COMMON STOCK, $.01 PAR VALUE
                                ----------------------------
                                      (Title of class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant was approximately $92,444,000 based upon the closing price of the stock, which was $25.75 on December 31, 1999.

    The number of shares of the Registrant's shares of common stock outstanding as of December 31, 1999, was 7,442,161.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

    Proxy Statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on April 11, 2000--Part III.

                                     PART I
                                ITEM 1. BUSINESS

GENERAL

    AEP Industries Inc. is a leading worldwide manufacturer of plastic packaging films. We manufacture both commodity films, which are made to general specifications, and specialty films, which are made to customer specifications. The films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries. Our manufacturing operations are located in 11 countries in North America, Europe and the Asia/ Pacific Region.

RECENT DEVELOPMENTS

    In October 1996 we substantially expanded our business operations through the acquisition from Borden, Inc. of its packaging business.

    In fiscal 1998 we sold the South Africa and the rigids businesses acquired from Borden.

    In fiscal 1999, we sold the Proponite business acquired from Borden. Gross proceeds from the sale were approximately $13.3 million. Net losses from the Proponite business are reflected in discontinued operations. Remaining assets in such business are expected to sold or otherwise converted to cash.

PRODUCTS

    We are a leading worldwide manufacturer of plastic packaging films. We manufacture and market an extensive and diverse line of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. Flexible packaging and film products are thin, ductile bags, sacks, labels and films for food and non-food consumer, agricultural and industrial items. Flexible packaging containers not only protect their contents, they are also cost-effective, space-saving, lightweight, tamper-evident, convenient and often recyclable. The flexible packaging and film products manufactured by us are used in a variety of industries, including the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries.

    The following table summarizes our product lines:

PRODUCT                      LOCATION               MATERIAL                 USES
---------------------  ---------------------  ---------------------  ---------------------
polyvinyl chloride     North America,         polyvinyl chloride     meat and food wrap,
  wrap                 Europe, Asia/Pacific,                         institutional films
                                                                     and twist wrap
industrial films       United States, Europe  polyethylene           drum, box, carton,
                       Asia/Pacific           polypropylene          and pail liners; bags
                                                                     for furniture and
                                                                     mattresses; films to
                                                                     cover high value
                                                                     products; barrier
                                                                     films; cheese films
                                                                     and freezer wraps
stretch (pallet) wrap  North America, Europe  polyethylene           pallet wrap
                       Asia/Pacific,
printed and converted  Europe, Asia/Pacific   primarily              printed, laminated
  films                                       polyethylene           and/ or converted
                                                                     films providing
                                                                     flexible packaging to
                                                                     consumer markets
other products and     North America,         various                manufactured and
  specialty films      Europe, Asia/Pacific,  thermoplastics and     resale items used in
                                              machinery              packaging

    We currently have manufacturing operations located in 11 countries. We divide our operations geographically into three principal regions, North America, Europe and Asia/Pacific. During 1999, North America, Europe and Asia/Pacific represented 61%, 28% and 11%, respectively, of our sales.

NORTH AMERICAN OPERATIONS

RESINITE (POLYVINYL CHLORIDE)

    We manufacture polyvinyl chloride food wrap for the supermarket, consumer, institutional and industrial markets in North America, offering a broad range of products with approximately 45 different formulations. These films are used for packaging of fresh red meats, poultry, fish, fruits and vegetables and bakery products.

    Our resinite facility also manufactures dispenser (cutter) boxes containing polyvinyl chloride food wrap for sales to consumers and institutions, including restaurants, schools, hospitals and penitentiaries. Our most popular branded institutional polyvinyl chloride food wrap is marketed under the SEAL WRAP name. A substantial part of this product is sold to large paper and food distributors, with the rest sold directly to supermarket chains.

INDUSTRIAL FILMS

    We manufacture a broad range of industrial films, generally custom designed, including sheeting, tubing and bags. Bags are usually cut, rolled or perforated, drum, box, carton and pail liners. These bags can be used to package specialty items such as furniture and mattresses. We also manufacture films to protect items stored outdoors or in transit, such as boats and cars, and a wide array of shrink films, barrier films and overwrap films. We sell the majority of our industrial film output directly to customers on a national account basis, with approximately 20% sold through distributors.

    Most of the industrial films manufactured by us, which may be as many as 20,000 separate and distinct products in any given year, are custom designed to meet the specific needs of our customers.

    We believe that the strength of our industrial film operations lies in our technologically superior products, high quality control standards, well-trained and knowledgeable sales force and commitment to customer service. Our sales force has expertise in packaging systems, provides technical support to our distribution network and focuses on product knowledge and customer relations.

    The industrial films market is comprised of a large number of smaller manufacturers who together constitute approximately two-thirds of all sales, with the remainder of the market represented by a few large manufacturers. Our research and development team continually improves applications and creates new industrial film products. This has helped establish us as one of the largest producers in this fragmented market. We believe we can continue to expand our share of the industrial films market through our ability to offer a broad range of industrial as well as other packaging films (including stretch wrap), thereby offering our customers one-stop shopping.

STRETCH WRAP

    We manufacture a family of high performance stretch wrap for wrapping and securing palletized products for shipping. We also market a wide variety of stretch wrap designed for commodity and specialty uses. We sell approximately 90% of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis.

    We have reduced our stretch wrap capacity to an aggregate of 252 million pounds through a combination of permanently eliminating, temporarily idling and reallocating our capacity. In connection with the Borden packaging acquisition, we identified and consolidated less efficient stretch wrap operations, thereby reducing our stretch wrap capacity by approximately 58 million pounds. In addition, as a result of industry-wide overcapacity in the stretch wrap market, we reduced our stretch wrap capacity by an additional 45 million pounds. Our capacity reductions coupled with sales force rationalization, consolidation of distribution activities and reformulation of certain stretch products have enabled us to realize significant cost reductions

EUROPEAN OPERATIONS

EUROPEAN RESINITE (POLYVINYL CHLORIDE)

    Through our European Resinite division, we manufacture polyvinyl chloride food wrap in cutter boxes and perforated rolls which are primarily sold to restaurants and food service establishments. European Resinite sells films across Europe (with the exception of Italy, which is covered by Fabbrica Italiana Articoli Plastici, or FIAP) and sells most of its film directly to end-users. We are rationalizing our labor force and believe that this will have a positive impact on our operating results.

    The market for polyvinyl chloride food wrap is relatively mature in Northern Europe and is intensely competitive. We expect that growth in Europe will be driven by developing catering, food service and volume feeding markets in Eastern Europe and by developing food distribution markets in Southern and Eastern Europe. In certain European markets, a tax is levied on packaging materials based on weight, which has led to a demand for thinner but stronger meat films. We have the technology to deliver films with such properties at a low price. We believe this to be a competitive advantage.

EUROPEAN FLEXIBLES

    Our European Flexibles division manufactures flexible packaging and converted films used in the food processing and pharmaceutical industries, including freezer film, processed cheese innerwrap and tamper-evident seals. European Flexibles also manufactures and sells polyethylene-based stretch wrap for wrapping and securing pallet loads. European Flexibles sells 52% of its stretch wrap to distributors, and 48% directly to end-users.

FIAP

    Through FIAP, we manufacture polyvinyl chloride food wrap, unplasticized polyvinyl chloride twist wrap, and converted and printed films. FIAP is known as a specialist in unplasticized polyvinyl chloride twist wrap, which is used to wrap candles, candies and similar products. This product has similar performance characteristics as cellophane and is emerging as a low cost substitute. We believe unplasticized polyvinyl chloride, because of its performance characteristics, has significant growth potential opportunities as a replacement for cellophane. In addition, we believe opportunities are developing for new uses for such wrap, such as battery covers and credit card laminates.

    Films manufactured by FIAP are sold in the United States, Europe, Africa, and the Middle East, mostly through an internal sales force directly to end-users.

ASIA/PACIFIC OPERATIONS

    We are a major manufacturer of industrial films, PVC films and printed and converted films in Australia and New Zealand. Our operations in the Asia/Pacific region resemble our North American and European operations with the same variety of films.

    We sell the majority of the products we manufacture in Australia and New Zealand to end-users and the remainder to distributors.

    The markets for plastic packaging products in Australia and New Zealand are relatively small, offering limited growth opportunities. However, since New Zealand and Australia are significant exporters of high protein products, we expect to participate in the growing market for packaging materials for protein rich products for export to China and Southeast Asia.

    We also have a 50% joint venture in Japan with Hitachi Chemical Co., Ltd. The joint venture, known as Hitichi Chemical Filtee, Inc., supplies polyvinyl chloride food wrap to the Japanese market. We account for the joint venture on an equity basis.

MANUFACTURING

    We manufacture both industrial grade products, which are manufactured to an industry specification or for distribution from stock, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products.

    We manufacture polyvinyl chloride food wrap in Griffin, Georgia, in Europe at three Resinite plants strategically located in Spain, France and England and in Australia and in New Zealand.

    We manufacture stretch wrap and industrial films at several large geographically dispersed, integrated extrusion facilities located throughout the world, which also have the ability to produce other products. The size and location of those facilities, as well as their capacity to manufacture multiple types of flexible packaging products and to re-orient equipment as market conditions warrant, enable us to achieve savings and minimize overhead and transportation costs.

    At the FIAP facility in Italy, we manufacture polyvinyl chloride food wrap, unplasticized polyvinyl chloride twist wrap, and converted and printed films. We manufacture flexible packaging and converted films in Europe at facilities strategically located in Holland and Belgium. We have installed new, efficient pallet wrap equipment at these facilities which we believe will increase our market presence in Europe in this product. We also manufacture industrial films and flexible packaging and converted films at our facilities in Australia and New Zealand.

PRODUCTION

    In the film manufacturing process, resins with various properties are blended with chemicals and other concentrates to achieve a wide range of specified product characteristics, such as color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. The gauges of our products range from less than one mil (.001 inches) to more than 20 mils. Our extrusion equipment can produce printed products and film up to 40 feet wide. The blending of various kinds of resin combined with chemical and color additives is computer controlled to avoid waste and to maximize product consistency. The blended mixture is melted by a combination of applied heat and friction under pressure, and then is mechanically mixed. The mixture is then forced through a die, at which point it is expanded into a flat sheet or a vertical tubular column of film and cooled. The cooled film can then be shipped to a customer or can be further processed and then shipped. Generally, our manufacturing plants operate 24 hours a day, seven days a week, except for plants located in areas where hours of operation are limited by law, local custom or in cases when 24 hour operations are not economically advantageous.

    We have regularly upgraded or replaced older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, which included the construction of new manufacturing, warehouse and sales facilities, the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. We have shifted production among our plants to improve efficiency and cost savings and are upgrading and replacing equipment at certain of these facilities in order to increase production capacity and enhance efficiency. We will continue to upgrade or replace equipment as we deem appropriate.

QUALITY CONTROL

    We believe that maintaining the highest standards of quality in all aspects of our manufacturing operations plays an important part in our ability to maintain our competitive position. To that end, we have adopted strict quality control systems and procedures designed to test the mechanical properties of our products, such as strength, puncture resistance, elasticity, abrasion characteristics and sealability, which we regularly review and update, and modify as appropriate.

RAW MATERIALS

    We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. Most of our purchases of resin in fiscal 1999 have been from 18 of the 20 international resin suppliers, none of which accounted for more than 18% of our requirements. We believe that the loss of any resin supplier would not have a materially adverse effect on us.

    The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs could not be passed on to customers. The cost of resin typically comprises approximately 59% of a manufacturer's cost of goods sold. With limited exceptions, we have historically been able to pass on substantially all of the price increases in raw materials to our customers on a penny for penny basis, although there can be no assurance that we will be able to do so in the future. During fiscal 1999, as a result of the frequent increases in resin prices, customer resistance and competitive pressure, we have not been able to pass on a large part of these increases, and this adversely affected our revenue, gross profit and earnings.

    We generally maintain a resin inventory of less than one month's supply and have not experienced any difficulty in maintaining our supplies. Other raw materials, principally chemical colorings and other concentrates, are available from many sources.

MARKETING AND SALES

    We believe that our ability to continue to provide superior customer service will be critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities and our ability to timely deliver products can be a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers, which we attribute to our ability to consistently manufacture high-quality products and provide timely delivery and superior customer service.

    We believe that our research and development efforts, our high efficiency equipment, which is both automated and microprocessor-controlled, and the technical training given to our sales personnel enhance our ability to expand our sales in all of our product lines. An important component of our marketing philosophy is the ability of our sales personnel to provide technical assistance to customers. Our sales force regularly consults with customers with respect to performance of our products and the customers' particular needs and communicates with appropriate research and development staff regarding these matters. In conjunction with the research and development staff, sales personnel are often able to recommend a product or suggest a resin blend to produce the product with the characteristics/properties which best suit the customers' requirements.

    We market our polyethylene products in North America principally through our own sales force under the supervision of national and regional managers. We generally sell either directly to customers who are end-users of our products or to distributors for resale to end-users.

    We market our polyvinyl chloride and our stretch film products in North America primarily through large distributors. Because we have expanded and continue to expand our product lines, sales persons are able to offer a broad line of products to our customers.

    During fiscal 1998 and fiscal 1999, approximately 38% and 37%, respectively, of our sales in North America were directly to end-users with the balance representing sales to distributors or representatives. We serve approximately 16,000 customers, none of which account for more than 5% of our net sales.

    Sales and marketing efforts in Europe and in the Asia/Pacific region are primarily by our sales force to end-users, although distributors are used in cases where the distributor adds value to the customer. Sales offices are assigned to each of our plants.

DISTRIBUTION

    We believe that the timely delivery to customers of our products is a critical factor in our ability to maintain our market position. Domestically, in order to ensure timely delivery, we use both internal and external sources of distribution. We maintain a fleet of 28 trucks, most of which we lease, for the delivery to customers of approximately 11% of our products. We use dedicated service haulers, contract carriers and common carriers for the remainder of our deliveries. This combination enables us to control the distribution process and thereby insure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

    Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500-mile radius of our plants. This enables us to reduce our use of warehouses to store products. However, we also ship products great distances when necessary and export from the United States and Canada.

    Internationally, we use common and contract carriers to deliver most of our products, both in the country of origin and for export. We do not deliver our own products to an appreciable degree.

RESEARCH AND DEVELOPMENT

    We have a research and development department with a staff of approximately 20 persons. In addition, other members of management and supervisory personnel, from time to time, devote substantial amounts of time to research and development activities. The principal efforts of our research and development department are directed to maintaining and improving quality control in our manufacturing operations, assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 1999, we focused a significant portion of our research and development efforts on co-extruded, high barrier and MAPAC-TM-(modified atmosphere packaging, designed to either contain gases or allow the migration thereof) technologies.

    Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patent. In fiscal 1999, 1998 and 1997, we spent approximately $1.6 million, $1.5 million and $1.9 million, respectively for research and development activities for continuing operations.

COMPETITION

    The business of supplying plastic packaging products is extremely competitive, and we face competition from a substantial number of companies, which sell similar and substitute packaging products. Some of our competitors are subsidiaries or divisions of large, international, diversified companies with extensive production facilities, well-developed sales and marketing staffs and substantial financial resources.

    We compete principally with (i) local manufacturers, who compete with us in specific geographic areas, generally within a 500 mile radius of their plants,
(ii) companies which specialize in the extrusion of a limited group of products which they market nationally, and (iii) a limited number of manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities domestically and internationally. We believe we also compete on the basis of quality, service and product differentiation.

    Because many of our products are available from a number of local and national manufacturers, competition is highly price-sensitive and margins are relatively low. We believe that all of our products require efficient, low cost and high-speed production to remain competitive.

    We believe that there are few barriers to entry into many of our markets, enabling new and existing competitors to rapidly affect market conditions. As a result, we may experience increased competition resulting from the introduction of products by new manufacturers. In addition, in several of our markets, products are generally regarded as a commodity. As a result, competition in such markets is based almost entirely on price and service.

BACKLOG

    The Company estimates that the total dollar volume of its backlog as of the end of fiscal 1999 and fiscal 1998 was approximately $46 million and $47 million, respectively. These backlogs represent approximately 15 days of production in fiscal 1999 and 21 days in fiscal 1998. The Company believes that because the great majority of its production is based upon purchase orders rather than long term contracts, the amount of its backlog is not an important indicator of future sales.

ENVIRONMENTAL MATTERS

    Our operations are subject to various federal, state and local environmental laws and regulations, which govern discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. Compliance with environmental laws may require material expenditures by us. The nature of our current and former operations and the history of industrial uses at some of our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters.

    In addition, under certain environmental laws, a current or previous owner or operator of property may be jointly and severally liable for the costs of investigation, removal or remediation of certain substances on, under or in such property, without regard to negligence or fault. The presence of, or failure to remediate properly such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. In addition, persons who generate or arrange for the disposal or treatment of hazardous substances may be jointly and severally liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by such person. Responsible parties also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. We believe that there are no current environmental matters, which would have a material adverse effect on our financial position or results of operations.

EMPLOYEES

    At October 31, 1999, we had approximately 3,200 employees worldwide, including officers and administrative personnel. In North America, we have three collective bargaining agreements covering approximately 300 employees. Two of these agreements expire in February 2001 and, and the other one expires in February 2002. Further, we have collective bargaining agreements at 16 international facilities, covering substantially all of the hourly employees at these facilities. As is common in many foreign jurisdictions, substantially all of our employees in these foreign jurisdictions are covered by countrywide collective bargaining agreements. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business.

MANAGEMENT

    At January 28, 2000, our directors and executive officers are as follows:

NAME                                  AGE                   POSITION
----                                --------   ----------------------------------
J. Brendan Barba..................     58      Chairman of the Board, President
                                               and CEO

Paul M. Feeney....................     57      Executive Vice President, Finance
                                               and CFO and Director

John J. Powers....................     35      Executive Vice President, Sales
                                               and Marketing

David J. Cron.....................     45      Executive Vice President,
                                               Manufacturing

Edgar Reich.......................     57      Executive Vice President,
                                               International Operations

Paul C. Vegliante.................     34      Executive Vice President,
                                               Operations

Lawrence R. Noll..................     51      Vice President, Controller and
                                               Director

James B. Rafferty.................     47      Vice President and Treasurer

Jean L'Allier.....................     44      Vice President, Secretary, and
                                               General Counsel

Kenneth Avia......................     57      Director

William H. Carter.................     46      Director

Adam H. Clamer....................     29      Director

Paul E. Gelbard...................     69      Director

Lee C. Stewart....................     51      Director

William F. Stoll Jr...............     51      Director

Scott M. Stuart...................     40      Director

    In accordance with a Governance Agreement with Borden, Inc.,
Messrs. Carter, Clamer, Stoll and Stuart are directors designated by Borden.

    J. BRENDAN BARBA is one of the founders of our company and has been our President, CEO and a director since our organization in January 1970. In November 1985, Mr. Barba assumed the additional title of Chairman of the Board of Directors.

    PAUL M. FEENEY has been an Executive Vice President, Finance, CFO and a director of our company since December 1988. From 1980 to 1988 Mr. Feeney was Vice President and Treasurer of Witco Corporation.

    JOHN J. POWERS was elected Executive Vice President, Sales and Marketing in May 1996. Prior thereto, he was Vice President--Industrial Products of our company.

    DAVID J. CRON has been Executive Vice President, Manufacturing since
July 1997. Prior thereto he was Vice President, Manufacturing, a plant manager and held various other positions since 1976.

    EDGAR REICH has been employed by our company since July 1998 as director of European operations. He was elected Vice President, International Operations in November 1998 and Executive Vice President, International Operations in December 1999. Prior to July 1998 he held various international management positions with Witco Corporation.

    PAUL G. VEGLIANTE was elected Executive Vice President, Operations in December 1999. Prior thereto he was Vice President, Operations since June 1997 and held various other positions with our company during the previous three years.

    LAWRENCE R. NOLL has been a Vice President and a director of our company since September 1993. For more than 13 years prior thereto, he was the Controller of our company, and he was re-elected Controller in October 1996. He was the Secretary of our company from September 1993 through April 1998.

    JAMES B. RAFFERTY has been Vice President and Treasurer of our company since October 1996. Prior thereto, he was Assistant Treasurer since July 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

    JEAN L'ALLIER has been employed by our company as general counsel since April 1997. He was elected Vice President and General Counsel in November 1997 and elected Secretary in April 1998. For more than five years prior to April 1997 Mr. L'Allier was engaged in the private practice of law as a sole practitioner in New York City.

    KENNETH AVIA has served as a director of our company since 1980. Mr Avia has been Executive Vice President of First Data Merchant Services (a merchant credit card processing company) since 1993 and served as Divisional Vice President of Automatic Data Processing, Inc. from 1984 to 1993.

    WILLIAM H. CARTER has served as a director of our company since
October 1996. Mr. Carter has been Executive Vice President, Chief Financial Officer and a director of Borden, Inc. since 1995 and was employed by Price Waterhouse & Co. from 1975 to 1994, most recently as a partner.

    ADAM H. CLAMER has served as a director of our company since
September 1999. Mr. Clamer has been an executive of Kohlberg Kravis Roberts & Co. from 1996 and was employed by Morgan Stanley & Co. from 1992 to 1995 as an investment banker.

    PAUL E. GELBARD has served as a director of our company since 1991.
Mr. Gelbard, has been Of Counsel to Warshaw Burstein Cohen Schlesinger & Kuh LLP, counsel to our company, since January 1, 2000. He was Of Counsel to Bachner Tally & Polevoy LLP, prior counsel to our company, from January 1997 to December 1999 and was a partner of such firm from 1974 to 1996.

    LEE C. STEWART has served as a director of our company since December 1996. Mr. Stewart has been a Vice President of Union Carbide Corporation since 1996 and was an investment banker with Bear Stearns & Co. Inc. for more than nine years prior thereto.

    WILLIAM F. STOLL JR has served as a director of our company since
December 1999. Mr. Stoll has been a Senior Vice President and General Counsel to Borden, Inc. since April 1998 and is a partner of Borden Capital Management Partners and Chairman of Wise Foods, Inc., affiliates of Borden, Inc. Prior thereto he was employed as a counsel to Westinghouse Electric Corporation for more than 20 years, his most recent position being Vice President and Deputy General Counsel since 1993.

    SCOTT M. STUART has served as a director of our company since October 1996. Mr. Stuart has been a member of KKR & Co., LLC since 1996; general partner of Kohlberg Kravis Roberts & Co., L.P. in 1995; and an executive of Kohlberg Kravis Roberts & Co. from 1986 to 1994. Mr. Stuart also serves as a member of the Board of Directors of Borden, Inc., Newsquest Capital PLC, World Color Press, Inc., Glenisla Group Ltd. (U.K.), KC Cable, KSL Golf Holdings, Inc., KSL Land Corporation, KSL Recreation Corporation and Newsquest Media Group, Ltd.

GOVERNANCE AGREEMENT

    In connection with the Borden packaging acquisition, we entered into a Governance Agreement with Borden, dated as of June 20, 1996, with respect to certain matters relating to the corporate governance of our company. The Governance Agreement provides that our board of directors shall initially consist of ten members. Borden is entitled to designate four persons to serve on the board, subject to reduction in the event that Borden's stockholdings are reduced below 25% of the outstanding common stock of our company, and to participate in the selection of one independent director so long as Borden's stockholdings remain at 10%.

    The Governance Agreement also provides that Borden will have certain rights to designate directors to serve on specified committees, that the approval of a number of directors that represent at least 66 2/3% of the total number of directors will be required on certain specific board actions, and that, as long as Borden owns in excess of 25% of our outstanding shares, a Borden-designated director must be part of the 66 2/3% majority. The Governance Agreement also provides Borden with preemptive rights to purchase additional shares in order to maintain its percentage ownership of our outstanding shares so long as Borden stockholdings are 20%.

ITEM 2. PROPERTIES

    Our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

    We own all of our manufacturing facilities except for certain facilities in Australia and New Zealand. Sales offices are located at each of our plants.

    We are in the process of selling certain of these facilities, including those located at Moonachie, New Jersey; North Andover, Massachusetts; Les Ulis, France; and Scarborough, Ontario, Canada.

    The following chart sets forth the properties owned and operated by the
Company:

                                                               APPROXIMATE
LOCATION (1)                                                  SQUARE FOOTAGE
------------                                                  --------------

NORTH AMERICA
  Griffin, Georgia..........................................     330,000
  Wright Township, Pennsylvania.............................     328,000
  Matthews, North Carolina..................................     242,000
  Gainesville, Texas........................................     220,000
  Alsip, Illinois...........................................     182,000
  West Hill, Ontario, Canada................................     117,000
  Chino, California.........................................     115,000
  Waxahachie, Texas.........................................     100,000
  Edmonton, Alberta, Canada.................................      15,000

ASIA/PACIFIC
  Auckland, New Zealand.....................................     154,000
  Christchurch, New Zealand.................................     128,000
  Shimodate, Japan..........................................      69,000
  Sydney, Australia.........................................     180,000
  Melbourne, Australia......................................      45,000

EUROPE
  Apeldoorn, Holland........................................     267,000
  Ghlin, Belgium............................................     223,000
  Turate, Italy.............................................     220,000
  Seano, Italy..............................................      38,000
  Fecamp, France............................................     105,000
  Southampton, England......................................      61,000
  Alicante, Spain...........................................      52,000
  Barbezieux, France........................................      25,000

------------------------

(1) Where we maintain multiple facilities at any particular location, the square footage has been aggregated. All facilities are owned by us, except for the following facilities, subject to leasehold interests, which begin expiring in 2000: Auckland, New Zealand; Sydney, Australia (one of three facilities); and Melbourne, Australia.

    We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs. However, we are in the process of increasing capacity and automating some manufacturing operations in Europe and relocating and consolidating some manufacturing operations in North America.

    In fiscal 1999 we closed our Proponite facility in North Andover and are holding it for sale. In aggregate, we currently use approximately 4 million square feet of manufacturing, office and warehouse space excluding the closed North Andover facility. Sales offices are assigned to each of our plants. As of October 31, 1999, our manufacturing facilities had a combined average annual production capacity exceeding 1 billion pounds.

ITEM 3. LEGAL PROCEEDINGS

    We are, from time to time, a party to litigation arising in the normal course of its business. We believe that there are currently no material legal proceedings the outcome of which would have a material adverse effect on our financial position or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    Our Common Stock is quoted on the Nasdaq National Market under the symbol "AEPI." The high and low sale prices for our Common Stock, as reported by Nasdaq Stock Market, Inc., for the two fiscal years ended October 31, 1999, are as follows:

                                                                PRICE RANGE
                                                            -------------------
FISCAL YEAR AND PERIOD                                        HIGH       LOW
----------------------                                      --------   --------
1998
  First quarter ended (Nov.-Jan.).........................  $35.000    $27.000
  Second quarter ended (Feb.-Apr.)........................   38.500     31.500
  Third quarter ended (May-July)..........................   34.500     19.875
  Fourth quarter ended (Aug.-Oct.)........................   22.000     14.875

1999
  First quarter ended (Nov.-Jan.).........................  $24.500    $19.375
  Second quarter ended (Feb.-Apr.)........................   31.500     17.875
  Third quarter ended (May-July)..........................   38.125     24.750
  Fourth quarter ended (Aug.-Oct.)........................   39.000     29.000

    On December 31, 1999, the closing price for a share of our common stock, as reported by Nasdaq, was $25.75.

    As of December 31, 1999, our common stock was held by approximately 1,800 stockholders of record or through nominee or street name accounts with brokers.

    No dividends have been paid to stockholders since December 1995. We paid cash dividends to our stockholders each fiscal quarter during the period from May 1, 1993, through October 31, 1995. In December 1995 our board of directors announced that future dividends would be suspended and that otherwise available funds would be reinvested in our business. The payment of future dividends is within the discretion of the board of directors and will depend upon business conditions, our earnings and financial condition and other relevant factors. We are subject to a number of covenants under the term loan and revolving credit facility and the Indenture pursuant to which our 9.875% Senior Subordinated Notes were issued, including restrictions on the amount of dividends that may be paid.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEARS ENDED OCTOBER 31,
                                            ----------------------------------------------------
                                              1995       1996      1997*      1998*       1999
                                            --------   --------   --------   --------   --------
IN THOUSANDS EXCEPT PER SHARE
STATEMENT OF OPERATIONS DATA:
Net sales.................................  $242,886   $270,534   $709,072   $666,556   $670,052
Gross profit..............................    56,114     54,853    145,037    146,835    142,005
Income from operations....................    25,224     15,538     38,006     42,047     37,212
Interest (expense)........................    (3,209)   (11,517)   (30,061)   (33,780)   (31,489)
Other income (expense)....................       384        390      3,285      1,465      2,163
                                            --------   --------   --------   --------   --------
Pre-tax income............................    22,399      4,411     11,230      9,732      7,886
Income tax provision......................     8,723      1,858      3,901      3,961      3,413
                                            --------   --------   --------   --------   --------
Income from continuing operations.........    13,676      2,553      7,329      5,771      4,473
Income (loss) from discontinued
  operations..............................                           1,242     (5,508)   (18,971)
Extraordinary (loss)......................      (190)
                                            --------   --------   --------   --------   --------
Net Income (Loss).........................    13,486   $  2,553   $  8,571   $    263   $(14,498)
                                            --------   --------   --------   --------   --------
Basic net income (loss) per share:
Basic income from continuing operations...  $   1.99   $   0.52   $   1.02   $   0.79   $   0.61
Basic income (loss) from discontinued
  operations and extraordinary (loss).....     (0.03)        --       0.17      (0.75)     (2.59)
                                            --------   --------   --------   --------   --------
Basic net income (loss)...................  $   1.96   $   0.52   $   1.19   $   0.04   $  (1.98)
                                            --------   --------   --------   --------   --------
Diluted net income (loss) per share:
Diluted income from continuing
  operations..............................  $   1.95   $   0.49   $   0.98   $   0.78   $   0.60
Diluted income (loss) from discontinued
  operations and extraordinary (loss).....     (0.03)        --       0.17      (0.75)     (2.59)
                                            --------   --------   --------   --------   --------
Diluted net income (loss).................      1.92   $   0.49   $   1.15   $   0.03   $  (1.99)
                                            --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets..............................  $143,287   $611,665   $609,280   $569,090   $514,991
Total debt (including current portion)....    86,000    377,545    377,006    332,785    308,605
Stockholders' equity......................    16,808     95,133     87,982     86,301     66,838

------------------------

* Selected consolidated financial data for the years ended October 31, 1997 and 1998 have been restated to record the disposal of the Proponite division, which has been accounted for as a discontinued operation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         AND RESULTS OF OPERATIONS

OVERVIEW

    Our primary business is the manufacture and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. We currently have manufacturing operations located in 11 countries in North America, Europe, and the Asia/Pacific region. We manufacture plastic films principally from resins blended with other raw materials, using both cast and blown extrusion processes. We may either sell the film after the extrusion processes or further process the film by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

    Resin costs generally constitute approximately 59% of the cost of goods sold. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should therefore result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins.

    On October 11, 1996, we acquired the global packaging operations of Borden, Inc., which we sometimes refer to as the Borden packaging acquisition. The purchase price was approximately $280.0 million, including the assumption of certain indebtedness and other purchase price adjustments, and 2.4 million shares of our common stock.

    During fiscal 1998 we sold our South African and all five of the rigids businesses we acquired from Borden. After giving effect to working capital adjustments and costs, net proceeds amounted to approximately $13.9 million. Net losses from the rigids businesses are reflected in discontinued operations.

    During fiscal 1999, we sold the Proponite business acquired from Borden and some of its assets. The proceeds of these sales amounted to approximately
$13.3 million. Net losses from the Proponite business are reflected in discontinued operations. Remaining assets in such business are, land and building, and are being held for sale.

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 1999, AS COMPARED TO YEAR ENDED OCTOBER 31, 1998

CONTINUING OPERATIONS

    Net sales for the year ended October 31, 1999, increased by $3.5 million to $670.1 million from $666.6 million in the same period in the prior year. Net sales in North America increased to $408.2 million during fiscal 1999 from $396.3 million in fiscal 1998, or 3.0%, primarily due to a 5.9% increase in sales volume offset by a 2.2% decrease in per unit selling prices. Net sales in Europe decreased to $186.1 million for fiscal 1999 from $192.2 million in fiscal 1998, or 3.2%, primarily due to a 14.3% decrease in average selling prices (local currency) offset by a 12.9% volume increase. Net sales in Asia/Pacific decreased to $75.7 million in the current fiscal year from $78.0 million in the prior year, or 2.9%, primarily due to a 3.5% decrease in average selling prices (local currency) offset by an increase in sales volume of less than 1%.

    Gross profit for fiscal 1999 amounted to $142.0 million compared to $146.8 million for fiscal 1998. North America experienced a decrease in gross profit of $1.0 million for the year ended October 31, 1999 due to increased raw material costs, primarily resin, which could not be passed through to our customers in the fourth quarter as a result of the competitive market place. These increased costs were offset in part by the 5.9% increase in sales volume. Gross profit in Europe decreased $2.4 million or 6.5% from the prior year primarily due to a restructuring charge at our Belgian operations of approximately $1.8 million relating to employee severance. In addition, there were changes in product mix, higher raw material costs (resin), as well as the general economic pressures in Eastern Europe which resulted in lower average selling prices and lower margins. Asia/Pacific gross profit for fiscal 1999 decreased by $1.4 million or 11.8% from the prior year due to lower average per unit selling prices and higher raw material costs that could not be passed through our to customers which was a result of the economic pressures of the region. In addition, Australia incurred certain costs associated with the shut down and consolidation of a plant.

    Operating expenses for the year ended October 31, 1999 were $104.8 million, the same as in the prior fiscal year. Selling expenses increased by $1.5 million in fiscal 1999 to $39.3 million due to increased expenses as a result of increased sales volume offset by the realignment of staffing. Such realignment also resulted in reduction of worldwide general and administrative expenses of $1.4 million.

    Interest expense for fiscal 1999, amounted to $31.5 million a decrease of $2.3 million from the prior year. This decrease in interest expense resulted from lower average debt outstanding for fiscal 1999.

    Other income (expense) for fiscal 1999 amounted to $2.2 million. This amount includes foreign currency exchange gains realized during the period, interest income earned for the period and income from investment in joint venture.

    Net income from continuing operations for fiscal 1999 decreased by 22.5% to $4.5 million from $5.8 million in fiscal 1998. This decrease was due primarily to the reduction in gross profit realized in our world-wide market place due to increased raw material costs which could not entirely be passed through, as well as the $1.8 million restructuring charge incurred at our Belgian operations.

DISCONTINUED OPERATIONS

    The loss from discontinued operations for fiscal 1999 of $19.0 million includes the net losses of the Proponite business of $1.2 million for the period ended January 31, 1999. This loss also consists of an after tax charge of $17.2 million, established to write down property, plant and equipment, inventory and other assets and to provide for closedown expenses and the net losses for the period ended October 31, 1999. The rigids businesses also had an additional net charge of $577,000.

    The loss from discontinued operations for fiscal 1998 of $5.5 million includes the net losses of the Proponite business of $2.7 million and net losses of the rigids businesses of $2.8 million. The sale of the rigids businesses was completed by October 31, 1998.

YEAR ENDED OCTOBER 31, 1998, AS COMPARED TO YEAR ENDED OCTOBER 31, 1997

CONTINUING OPERATIONS

    Net sales in fiscal 1998 were $666.6 million, a decrease of $42.5 million, or 6.0%, from fiscal 1997. Net sales in North America decreased to $396.3 million in fiscal 1998 from $419.5 million for fiscal 1997, or 5.5%, primarily due to a 9% decrease in per unit selling prices as a result of lower raw material costs, which reductions were passed though to customers. This decrease in selling prices was partially offset by an increase in sales volume of 4.0% in North America. Net sales in Europe decreased to $192.2 million in fiscal 1998 from $194.1 million in fiscal 1997, or 1.0%, primarily due to an 7.0% decrease in selling prices (local currency) partially offset by a 6.4% increase in sales volume. Net sales in Asia/Pacific decreased to $78.0 million in fiscal 1998 from $80.6 million in fiscal 1997, or 3.2%. The Asia/Pacific region had a 22.2% sales volume increase as a result of our acquisition of certain businesses during the prior year, offset by a decrease of 20.8% in average selling prices (local currency) because of the change in the product mix as a result of the acquisitions described above, average lower selling prices and economic pressures in the region. Our net sales for fiscal 1997 included net sales of $14.8 million from our South African operation, which was sold November 1, 1997.

    Gross profit for fiscal 1998 was $146.8 million, as compared to $145.0 million in fiscal 1997, an increase of $1.8 million. North America experienced an increase in gross profit of $8.7 million, or 9.8%, for fiscal 1998 as a result of increased utilization of plant facilities, increased sales volume and reduced raw material costs. Gross profit in Europe decreased by $699,000 for fiscal 1998 when compared to fiscal 1997. This decrease was primarily due to market conditions which prevented the timely passing through of increased raw material costs to customers during the first six months of fiscal 1998 offset by increased sales volume. This volume increase also helped increase utilization of manufacturing facilities. Gross profit for the Asia/Pacific region decreased $2.9 million in fiscal 1998 when compared to fiscal 1997. This decrease in gross profit is a result of economic pressures in the Asia/Pacific region, which caused depressed unit selling prices, of approximately 20.8% as compared to the prior year, and reduced plant utilization for the first half of fiscal 1998. Our gross profit for fiscal 1997 included $3.3 million from our South African operation, which was sold November 1, 1997.

    Operating expenses for fiscal 1998 were $104.8 million, as compared to $107.0 million in fiscal 1997. This net decrease of $2.2 million is attributable to a reduction in selling expenses of $2.0 million as a result of the realignment of our worldwide sales force at the beginning of fiscal 1998. This reduction in selling expenses was offset by an increase of $2.6 million in delivery costs resulting from increased sales volume and increased costs incurred in the implementation of new delivery systems during the fiscal year. Our general and administrative expenses for fiscal 1998 increased by $615,000 with no major increase in any one area. The operating expenses for fiscal 1997 included $3.4 million related to our South African operation, which was sold November 1, 1997.

    Interest expense for fiscal 1998 was $33.8 million, an increase of $3.7 million from the prior year. This increase in interest expense resulted from our issuance of $200.0 million of 9.875% Senior Subordinated Notes in November 1997, which resulted in higher average interest rates for the fiscal year, partially offset by lower average debt outstanding for fiscal 1998.

    Other income for fiscal 1998 amounted to $1.5 million, which includes foreign transaction gains, interest income and income from investment in a joint venture.

    Net income from continuing operations for fiscal 1998 decreased by 21.3% to $5.8 million from $7.3 million in fiscal 1997. This decrease was due primarily to the reduction in gross profit realized in our Asia/Pacific market place, as well as increased interest expense and a reduction in other income from the prior year.

DISCONTINUED OPERATIONS

    The loss from discontinued operations for fiscal 1998 of $5.5 million includes the net losses of the Proponite business of $2.7 million and net losses of the rigids businesses of $2.8 million. The sale of the rigids businesses was completed by October 31, 1998. In fiscal 1997, the Proponite business had net income of $1.2 million.

YEAR ENDED OCTOBER 31, 1997, AS COMPARED TO YEAR ENDED OCTOBER 31, 1996

    Net sales for fiscal 1997 increased by 162.1% to $709.1 million from $270.5 million during fiscal 1996. This increase in net sales reflects the Borden packaging acquisition, which resulted in increased net sales in North America of $149.1 million, in Europe of $208.9 million and in the Asia/Pacific region of $80.6 million. Sales during fiscal 1997 were negatively impacted by volume and price reductions in the overall North America stretch wrap business due to overcapacity, which was partially offset by volume increases in our other product lines. Europe and Asia/Pacific had an increase in sales volume, which was offset by a decrease in average selling prices.

    Gross profit for fiscal 1997 increased by 164.4% to $145.0 million from $54.9 million during the same period in fiscal 1996. This increase in gross profit resulted from the Borden packaging acquisition and consisted of increased gross profit in North America of $34.7 million, in Europe of $41.7 million and in the Asia/Pacific region of $14.3 million. Gross profit as a percentage of sales during fiscal 1997 increased to 20.5% from 20.3% during fiscal 1996, primarily as a result of cost savings associated with the Borden packaging acquisition which was offset by the overcapacity and intense competition in the North America stretch wrap business,. This overcapacity resulted in reduced sales volume and underutilization of plant facilities, each of which negatively impacted margins as labor and other fixed costs were spread over fewer sales. Europe had a slight increase in gross margins, due to increased sales volumes, which lowered production costs by increasing plant efficiencies. Asia/Pacific had decreased gross profit margins because of the general economic conditions in the regions, which resulted in lower average selling prices.

    Operating expenses for fiscal 1997 increased 159.0% to $107.0 million from $39.3 million during fiscal 1996. This increase of $67.7 million in operating expenses is attributable to the businesses acquired from Borden and the operating expenses associated with them. Operating expenses as a percentage of sales during fiscal 1997 increased slightly to 15.1% from 14.5% during fiscal 1996. Operating expenses in fiscal 1997 reflect higher than expected costs associated with closing certain operations at a North Andover plant and relocating certain of those operations to our Griffin, Georgia plant partially offset by certain synergies achieved as a result of the Borden packaging acquisition through the consolidation of administrative and sales personnel and warehouse facilities. We incurred increased delivery costs during fiscal 1997 due to the installation of new delivery systems to accommodate this consolidation.

    Interest expense for fiscal 1997 increased by 161.7% to $30.1 million from $11.5 million during fiscal 1996. This increase in interest expense is primarily due to increased borrowings used to finance the Borden packaging acquisition, loan origination fees applicable to the credit facility amendment and additional interest expense arising from the issuance of $200.0 million of 9.875% Senior Subordinated Notes. This was partially offset by a decline in interest rates during fiscal 1997. Interest expense as a percentage of sales during the fiscal 1997 decreased slightly to 4.0% from 4.3% during fiscal 1996.

    Other income for fiscal 1997 amounted to $3.3 million. This amount for fiscal 1997 includes interest income, foreign transaction gains, gain from sale of securities and income from an investment in a joint venture.

    Net income from continuing operations for fiscal 1997 increased by 180.8% to $7.3 million from $2.6 million in fiscal 1996. This increase was due primarily to additional sales volume attributable to the Borden packaging acquisition, offset by the aforementioned overcapacity in the stretch wrap business, as well as increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations through cash flow generated from operations and borrowings by us or our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service, and capital expenditures.

    Our working capital amounted to $44.4 million at October 31, 1999, compared to $79.6 million at October 31, 1998. This decrease of $35.2 million in working capital is primarily the result of a non-cash provision for disposal of net assets of the discontinued operations, including a reserve for operating losses through the disposal date of $29.1 million and the strengthening of the United States dollar during fiscal 1999 which further reduced translated working capital balances of foreign subsidiaries. The remaining increases and decreases in components of our financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities, consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility for an amount up to

$100.0 million. The proceeds borrowed under the Credit Agreement were used to pay the $263.0 million cash portion of the purchase price for the Borden acquisition, to repay the $95.4 million balance under the then existing term credit and revolving credit obligations and to pay the expenses and related costs of the acquisition. After the initial drawdown, no further borrowings are permitted under the term loan. As of October 31, 1999, there was $97 million outstanding under the term credit facility and no outstanding borrowings under the revolving credit facility.

    We are currently in compliance with all of these covenants. We do not foresee any problems in remaining in compliance with these covenants.

    On November 19, 1997, we completed an offering of 9.875% Senior Subordinated Notes due November 15, 2007 in aggregate principal amount of $200.0 million. The issue price was 99.224% resulting in an effective yield of 10%. The net proceeds from the Notes have been used to repay a portion of the indebtedness then outstanding under our outstanding Credit Agreement.

    We also have a $10.0 million unsecured revolving credit facility available for working capital purposes. As of October 31, 1999, there was no outstanding borrowing under this credit facility.

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At October 31, 1999, the aggregate amount outstanding under such facilities was approximately $7.1 million and approximately $41.8 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations.

    Our cash and cash equivalents were $3.1 million at October 31,1999, as compared to $4.0 million at the same date in the prior year. Net cash provided by operating activities during fiscal 1999, was $30.7 million, primarily due to depreciation and amortization expense of $31.6 million, reduction of inventories by $5.8 million, net income from continuing operations of $4.5 million, offset by net investment in accounts receivable of $12.2 million and net increases in other operating assets and liabilities. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    On April 30, 1999, we completed the sale of our Proponite business and certain of its assets for $13.3 million. We expect to receive net proceeds of approximately $4.2 million from the disposition of the remaining business assets.

    Net cash used in investing activities during fiscal 1999, was $10.1 million, resulting primarily from the net investment in capital expenditures of $22.2 million and the acquisition of the Thermofilm subsidiary for $1.9 million, which was partially offset by proceeds received from the sale of the Proponite business of $13.3 million and from the sales of machinery and equipment of $744,000.

    Net cash used in financing activities for fiscal 1999 was $23.1million, reflecting net repayments of $24.2 million on outstanding credit facilities and proceeds from stock issuances of $1.0 million.

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

YEAR 2000

    We undertook systems readiness review that mitigated the risks associated with the Year 2000 issue. The Year 2000 issue refers to programs that were written to store only two digits of the year portion of date-related information in order to more efficiently handle and store data. These programs are unable to properly distinguish between the year 1900 and the year 2000. Our review addressed: (a) our application software and hardware and related operating systems; (b) embedded technology in production equipment; and (c) Year 2000 compliance by third parties, principally suppliers and customers. In fiscal 1997, we initiated programs to upgrade and enhance our domestic and international business systems in order to replace aging technologies and provide infrastructural support to these businesses. In connection with these upgrades and enhancements, we have installed new systems, which are designed to be Year 2000 compliant in most of our facilities. All business application software and hardware have been inventoried, modified or upgraded, and where appropriate replaced, to assure Year 2000 compliance of all systems installations in our worldwide businesses.

    We have completed our inventories and assessments in regard to embedded technology, such as microcontrollers in our production equipment and upgraded those that were found non-compliant at each of our worldwide businesses.

    We evaluated the impact on us of Year 2000 compliance by significant third parties and each of our business locations has identified and contacted each significant third party to ascertain such third party's Year 2000 readiness. We experienced no Year 2000 delays in shipment of our production supplies with any of our critical suppliers. Key customers were identified and contacted. We experienced no failures in connection with Year 2000 compliance.

    Our total cost associated with Year 2000 compliance activities, including upgrades of the international business systems was approximately $7.8 million. Cash flow from operations has funded this project.

FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected in this Annual Report. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed above and elsewhere in this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index:

                       Report of Independent Public Accountants

                       Financial Statements:

                                  Consolidated Balance Sheets as of October 31, 1999 and 1998

                                  Consolidated Statements of Income--For the years ended
                                      October 31, 1999, 1998 and 1997

                                  Consolidated Statements of Shareholders' Equity--For the
                                      years ended October 31, 1999, 1998 and 1997

                                  Consolidated Statements of Cash Flows--For the years ended
                                      October 31, 1999, 1998 and 1997

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information concerning this item, see "Item 1. Business--Management" of
Part I hereof and the table and text under the caption "Name of Nominee and Certain Biographical Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on April 11, 2000 (the "Proxy Statement"), which information is incorporated herein by reference.

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

    (b) Current Reports on Form 8-K:

        None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AEP Industries Inc.:

    We have audited the accompanying consolidated balance sheets of AEP Industries Inc. (a Delaware corporation) as of October 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 3, 2000

                              AEP INDUSTRIES INC.

          CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1999 AND 1998

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                1999       1998
                           ASSETS                             --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,103   $  3,994
  Accounts receivable, less allowance of $5,342 and $4,686
    in 1999 and 1998, respectively, for doubtful accounts...   110,848     98,656
  Inventories, net..........................................    74,260     80,836
  Net assets of discontinued operations.....................     4,249     45,146
  Other current assets......................................    11,309     14,467
                                                              --------   --------
        Total current assets................................   203,769    243,099
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization.............................   232,421    250,032
                                                              --------   --------
GOODWILL less accumulated amortization of $3,858 and $2,629
  in 1999 and 1998, respectively............................    40,064     40,817
INVESTMENT IN JOINT VENTURE.................................    15,722     15,597
DEFERRED TAX ASSET, net.....................................     3,728         --
OTHER ASSETS................................................    19,287     19,545
                                                              --------   --------
        Total assets........................................  $514,991   $569,090
                                                              --------   --------

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of debt...................................  $ 27,433   $ 30,968
  Accounts payable..........................................    89,459     87,893
  Accrued expenses..........................................    42,454     44,621
                                                              --------   --------
        Total current liabilities...........................   159,346    163,482
                                                              --------   --------
LONG-TERM DEBT..............................................   281,172    301,817
OTHER LONG TERM LIABILITIES.................................     7,635      6,440
DEFERRED INCOME TAXES, net..................................        --     11,050
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value; 1,000,000 shares
    authorized; none issued.................................        --         --
  Common stock--$.01 par value; 30,000,000 shares
    authorized; 10,093,793 and 10,022,301 shares issued in
    1999 and 1998, respectively.............................       101        100
  Additional paid-in capital................................    92,992     91,324
  Treasury stock--common stock; at cost, 2,696,380 and
    2,744,600 shares in 1999 and 1998, respectively.........   (59,892)   (60,963)
  Retained earnings.........................................    64,444     78,942
  Accumulated other comprehensive loss......................   (30,807)   (23,102)
                                                              --------   --------
        Total shareholders' equity..........................    66,838     86,301
                                                              --------   --------
        Total liabilities and shareholders' equity..........  $514,991   $569,090
                                                              ========   ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
NET SALES...................................................  $ 670,052   $ 666,556   $ 709,072

COST OF SALES...............................................    526,218     519,721     564,035
RESTRUCTURING CHARGE........................................      1,829          --          --
                                                              ---------   ---------   ---------
      Gross profit..........................................    142,005     146,835     145,037
OPERATING EXPENSES:
  Delivery..................................................     38,427      38,529      36,571
  Selling...................................................     39,350      37,811      41,429
  General and administrative................................     27,016      28,448      29,031
                                                              ---------   ---------   ---------
      Total operating expenses..............................    104,793     104,788     107,031
                                                              ---------   ---------   ---------
      Income from operations................................     37,212      42,047      38,006

OTHER INCOME (EXPENSE):
  Interest expense..........................................    (31,489)    (33,780)    (30,061)
  Other, net................................................      2,163       1,465       3,285
                                                              ---------   ---------   ---------
                                                                (29,326)    (32,315)    (26,776)
      Income from continuing operations before provision for
        income taxes........................................      7,886       9,732      11,230

PROVISION FOR INCOME TAXES..................................      3,413       3,961       3,901
                                                              ---------   ---------   ---------
      Income from continuing operations.....................      4,473       5,771       7,329

DISCONTINUED OPERATIONS:
  (Loss) Income from operations of discontinued businesses
    (less applicable income tax benefit of $770 and $3,237
    for 1999 and 1998, respectively and income taxes of $794
    for 1997)...............................................     (1,205)     (5,383)      1,242
  (Loss) on disposal of discontinued businesses (less
    applicable income tax benefit of $11,299 and $932 for
    1999 and 1998, respectively)............................    (17,766)       (125)         --
                                                              ---------   ---------   ---------
  (Loss) Income from discontinued operations................    (18,971)     (5,508)      1,242
                                                              ---------   ---------   ---------
  Net Income (Loss).........................................  $ (14,498)  $     263   $   8,571
                                                              =========   =========   =========

EARNINGS PER SHARE:
  Basic income from continuing operations...................  $    0.61   $    0.79   $    1.02
  Basic loss from discontinued operations...................      (2.59)      (0.75)       0.17
                                                              ---------   ---------   ---------
    Basic net income (loss).................................  $   (1.98)  $    0.04   $    1.19
                                                              =========   =========   =========
  Total basic shares........................................  7,333,670   7,266,888   7,172,790
                                                              =========   =========   =========
  Diluted income from continuing operations.................  $    0.60   $    0.78   $    0.98
  Diluted loss from discontinued operations.................      (2.59)      (0.75)       0.17
                                                              ---------   ---------   ---------
    Diluted net income (loss)...............................  $   (1.99)  $    0.03   $    1.15
                                                              =========   =========   =========
  Total diluted shares......................................  7,509,672   7,401,431   7,452,393
                                                              =========   =========   =========

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                 COMMON STOCK         TREASURY STOCK      ADDITIONAL       OTHER                       TOTAL
                              -------------------   -------------------    PAID-IN     COMPREHENSIVE    RETAINED   COMPREHENSIVE
                               SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL         (LOSS)       EARNINGS   INCOME (LOSS)
                              --------   --------   --------   --------   ----------   --------------   --------   --------------
BALANCES AT OCTOBER 31,
  1996......................     9,931    $  99      2,801     $(62,142)   $88,052        $   (984)     $70,108
  Issuance of common stock
    upon exercise of stock
    options.................        46        1         --           --        727              --           --
  Issuance of common stock
    pursuant to stock
    purchase plan...........        11       --         --           --        363              --           --
  Tax benefit from stock
    option exercises........        --       --         --           --        160              --
  ESOP contribution.........        --       --        (19)         359        672              --           --
  Net income................        --       --         --           --         --              --        8,571       $  8,571
  Sale of securities........        --       --         --           --         --            (299)          --           (299)
  Translation adjustments...        --       --         --           --         --         (17,705)          --        (17,705)
                                                                                                                      --------
    Comprehensive Income
      (loss):...............                                                                                          $(22,203)
                              --------    -----      -----     --------    -------        --------      -------       ========
BALANCES AT OCTOBER 31,
  1997......................     9,988      100      2,782      (61,783)    89,974         (18,988)

  Issuance of common stock
    upon exercise of stock
    options.................        18       --         --           --        231              --           --
  Issuance of common stock
    pursuant to stock
    purchase plan...........        16       --         --           --        348              --           --
  Tax benefit from stock
    option exercises........        --       --         --           --        295              --           --
  ESOP contribution.........        --       --        (37)         820        476              --           --
  Net Income................        --       --         --           --         --              --          263            263
  Translation adjustments...        --       --         --           --         --          (4,114)          --         (4,114)
                                                                                                                      --------
    Comprehensive Income
      (loss):...............                                                                                          $(22,203)
                              --------    -----      -----     --------    -------        --------      -------       ========
BALANCES AT OCTOBER 31,
  1998......................    10,022      100      2,745      (60,963)    91,324         (23,102)      78,942

  Issuance of common stock
    upon exercise of stock
    options.................        53        1         --           --        769              --           --
  Issuance of common stock
    pursuant to stock
    purchase plan...........        18       --         --                     341              --           --
  Tax benefit from stock
    option exercises........        --       --         --           --        657              --           --
  ESOP contribution.........        --       --        (49)       1,071        (99)             --           --
  Comprehensive Income
    (loss):.................
  Net Loss..................        --       --         --           --         --              --      (14,498)       (14,498)
  Translation adjustments...        --       --         --           --         --          (7,705)          --         (7,705)
                                                                                                                      --------
    Comprehensive Income
      (loss):...............                                                                                          $(22,203)
                              --------    -----      -----     --------    -------        --------      -------       ========
BALANCES AT OCTOBER 31,
  1999......................    10,093    $ 101      2,696     $(59,892)   $92,992        $(30,807)     $64,444
                              ========    =====      =====     ========    =======        ========      =======

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $(14,498)  $    263   $ 8,571
  Adjustments to reconcile net income to net cash provided
    by operating activities--
    Loss from discontinued operations.......................     1,205      5,383    (1,242)
    Loss from disposal of discontinued businesses...........    17,766        125        --
    Depreciation and amortization...........................    31,554     30,378    28,810
    ESOP contribution.......................................       972      1,057       827
    Other...................................................      (654)      (320)     (989)
    Provision for losses on accounts receivable and
     inventory..............................................     2,353      2,048     2,342
    Write-off of debt issuance costs........................        --         --     3,330
    Provision for deferred income taxes.....................       563      2,242     1,910
  Changes in operating assets and liabilities, net of
    acquisition of business
    (Increase) decrease in accounts receivable..............   (13,581)     3,707    (8,372)
    Decrease in inventories.................................     5,764      1,231     1,535
    (Increase) decrease in other current assets.............     3,162     (3,877)    2,789
    (Increase) in other assets..............................    (2,968)   (12,826)  (18,868)
    (Increase) decrease in net assets held for sale.........    (1,882)    (3,108)    2,132
    Decrease in goodwill....................................     1,153      1,088     8,423
    Increase in accounts payable............................     1,476     17,392     8,080
    Increase (decrease) in accrued expenses.................    (2,122)     6,435    (9,643)
    Increase in other long term liabilities.................       434      7,992     7,943
                                                              --------   --------   -------
        Net cash provided by operating activities...........    30,697     59,210    37,578
                                                              --------   --------   -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures......................................   (22,235)   (24,444)  (37,614)
  Sales and retirements of property, plant and equipment,
    net.....................................................       744      3,182     2,088
  Acquisition of subsidiary.................................    (1,948)        --    (8,758)
  Sales of marketable securities............................        --         --     2,486
  Net proceeds from sale of subsidiaries....................    13,316     13,224        --
                                                              --------   --------   -------
        Net cash used in investing activities...............   (10,123)    (8,038)  (41,798)
                                                              --------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Subordinated Debentures.........        --    198,500        --
  Repayments of Term Loan...................................        --   (196,591)       --
  Net (repayments) borrowings...............................   (24,180)   (44,954)      549
  Proceeds from issuance of common stock....................     1,039        857     1,091
                                                              --------   --------   -------
        Net cash (used in) provided by financing
        activities..........................................   (23,141)   (42,188)    1,640
                                                              --------   --------   -------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH....................     1,676     (9,133)   (5,344)
                                                              --------   --------   -------
        Net decrease in cash................................      (891)      (149)   (7,924)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     3,994      4,143    12,067
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  3,103   $  3,994   $ 4,143
                                                              ========   ========   =======
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES
LONG TERM NOTE RECEIVED FROM SALE OF PORTION OF RIGIDS'
  BUSINESSES................................................        --   $  3,004        --
                                                              ========   ========   =======

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

    REVENUE RECOGNITION--

    Revenues are recognized when products are shipped to customers.

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

                              AEP INDUSTRIES INC.

(2)  SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    FOREIGN CURRENCY TRANSLATION--

    Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of shareholders' equity and transaction adjustments are recorded in other income and expense. Cumulative translation losses of approximately
$30.8 million, $23.1 million and $19.0 million have been included as a component of accumulated other comprehensive loss for the years ending October 31, 1999, 1998 and 1997, respectively.

    RESEARCH AND DEVELOPMENT COSTS--

    Research and development costs are charged to expense as incurred. Approximately $1,608,000, $1,524,000 and $1,908,000, for 1999, 1998 and 1997,
respectively, were incurred for such research and development.

    INCOME TAXES--

    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

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

    GOODWILL--

    Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is being amortized on a straight line basis over the period of expected benefit of thirty-five (35) years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable.

                              AEP INDUSTRIES INC.

(2)  SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    FAIR VALUE OF FINANCIAL INSTRUMENTS--

    Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt and hedge contracts is discussed in Notes 6 and 7, respectively.

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

    The counterparties to the agreements relating to the Company's foreign exchange and interest rate instruments consist of a number of major, international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company continually monitors the credit ratings of such counterparties and limits the financial exposure and the amount of agreements entered into with any one institution.

    EARNINGS PER SHARE (EPS)--

    Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (stock options). The computation of diluted EPS includes 176,002, 134,543 and 279,603 options outstanding and excludes 156,310, 309,590 and 155,000 anti dilutive options for the year ended October 31, 1999, 1998 and 1997, respectively.

    STOCK BASED COMPENSATION--

    The Company accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and provides the disclosures required by SFAS No.123 "Accounting for Stock-Based Compensation" (See Note 8).

    LONG-LIVED ASSETS--

    Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Assets to be disposed of are reported at the lower of the carrying value or the fair market value less costs to sell.

                              AEP INDUSTRIES INC.

(2)  SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    NEW ACCOUNTING STANDARDS--

    The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This standard establishes accounting and reporting standards for derivative instruments and hedging activities. In 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This standard deferred the effective date of SFAS 133. SFAS 133 is now effective for the Company's 2001 fiscal year. The Company has not yet determined the effects SFAS 133 will have on its financial position or results of operations.

    RECLASSIFICATIONS--

    Certain prior year amounts have been reclassified in order to conform with the 1999 presentation.

(3)  INVENTORIES:

    Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following--

                                                                OCTOBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
(IN THOUSANDS)
Raw materials.............................................  $18,095    $19,676
Finished goods............................................   52,941     57,952
Supplies..................................................    4,543      4,626
                                                            -------    -------
                                                             75,579     82,254
Less: Inventory Reserve...................................    1,319      1,418
                                                            -------    -------
    Inventories, net......................................  $74,260    $80,836
                                                            =======    =======

    The last-in, first-out (LIFO) method was used for determining the cost of approximately 50% and 52% of total inventories at October 31, 1999 and 1998, respectively. Inventories would have been increased by $4,502,000 and decreased by $4,019,000 at October 31, 1999 and 1998, respectively, if the FIFO method had been used exclusively. Due to the Company's continuous manufacturing process, there is no significant work in process at any point in time.

                              AEP INDUSTRIES INC.

(4)  PROPERTY, PLANT AND EQUIPMENT:

    A summary of the components of property, plant and equipment and their estimated useful lives is as follows--

                                                      OCTOBER 31,
                                                  -------------------      ESTIMATED
                                                    1999       1998       USEFUL LIVES
(AMOUNTS IN THOUSANDS)                            --------   --------   ----------------
Land............................................  $ 12,943   $ 13,607
Buildings.......................................    68,278     68,227   15 to 31.5 years
Machinery and equipment.........................   259,327    256,377   3 to 16 years
Furniture and fixtures..........................     5,528      5,160   9 years
Leasehold improvements..........................     2,856      2,027   6 to 25 years
Motor vehicles..................................     3,888      3,644   3 years
Construction in progress........................    11,921     11,505
                                                  --------   --------
                                                   364,741    360,547
Less--Accumulated depreciation and
  amortization..................................   132,320    110,515
                                                  --------   --------
                                                  $232,421   $250,032
                                                  ========   ========

    Maintenance and repairs expense was approximately $12,900,000, $11,323,000 and $11,293,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

(5)  ACCRUED EXPENSES:

    At October 31, 1999 and 1998, accrued expenses consisted of the following-

                                                                1999       1998
(AMOUNTS IN THOUSANDS)                                        --------   --------
Payroll and employee related................................  $14,604    $13,307
Interest....................................................   10,425     10,425
Taxes (other than income)...................................    2,607      3,692
Customer rebates............................................    4,286      4,406
Insurance related...........................................    2,025      2,685
Other.......................................................    8,507     10,106
                                                              -------    -------
                                                              $42,454    $44,621
                                                              =======    =======

                              AEP INDUSTRIES INC.

(6)  DEBT:

    A summary of the components of debt is as follows--

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       1998
(AMOUNTS IN THOUSANDS)                                        --------   --------
Term loan facility (a)......................................  $ 97,000   $112,000
Senior Subordinated Debentures, less unamortized discount of
  $1,035
  and $1,397, respectively (b)..............................   198,965    198,603
Pennsylvania Industrial Loans (c)...........................     5,484      5,862
Foreign bank borrowings (d).................................     7,156     16,320
                                                              --------   --------
    Total Debt..............................................   308,605    332,785
Less--Current portion.......................................    27,433     30,968
                                                              --------   --------
Long-Term Debt..............................................  $281,172   $301,817
                                                              ========   ========

------------------------

(a) In October 1996, the Company entered into a long term credit agreement (the "Credit Agreement") with a consortium of banks arranged by Morgan Guaranty Trust Company of New York. The Credit Agreement provided the Company with two credit facilities consisting of (1) a six year amortizing term loan facility in the amount of $350 million and (2) a six year revolving credit facility in the amount of $100 million. The Company also has a $10 million unsecured revolving credit facility for working capital purposes. At
    October 31, 1999 and 1998, there were no outstanding borrowings under either of the revolving credit facilities.

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

    The required amortization payments in respect of the term loan were reduced so that, instead of amortizing the full principal during the term of the loan, a balloon payment equal to the remaining outstanding principle balance of the term loan will be due at maturity (October 11, 2002). As a result of the Amendment, the Company wrote off in fiscal 1997 the unamortized prior debt issuance costs of approximately $3.3 million and capitalized
    $1.1 million of amendment fees in accordance with EITF 96-19. Loan principal of $15 million was repaid in each of 1999 and 1998 related to the revised amortization schedule under the Amendment.

    The Amendment contains certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio, fixed charge coverage ratio and certain restrictions on, and not limited to, dividends, mergers, investments, asset sales and additional indebtedness.

    The Company was in compliance with all the covenants of the Amendment at October 31, 1999.

(b) In November 1997, the Company completed an offering of $200 million in aggregate principal amount of 9.875% Senior Subordinated Debentures due November 15, 2007 (the "Debentures"). The issue

                              AEP INDUSTRIES INC.

(6)  DEBT: (CONTINUED)

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

    The Company was in compliance with all the covenants of the Debentures at October 31, 1999.

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

    The Company has repaid $378,000 and $369,000 of these borrowings during 1999 and 1998, respectively.

    These financing arrangements are secured by the real and personal property of our manufacturing facility located in Wright Township, Pennsylvania.

(d) In addition to the amounts available under the revolving credit facilities, the Company also maintains unsecured short-term credit facilities at its foreign subsidiaries. At October 31, 1999 and 1998, the aggregate amount outstanding under such facilities was approximately $7.2 million and $15.5 million respectively and is contained within the foreign bank borrowings amount. Interest rates on these borrowings range from 4.45% to 8.625%. There was approximately $41.8 million and $52.6 million available for borrowing at October 31, 1999 and 1998, respectively.

    Foreign bank borrowings at October 31, 1998 include $835,000 of long term foreign debt (of which $206,000 was due within one year). This debt was held in Australia and Italy with average interest rates of 8.35% and 6.32%, respectively.

Payments required on all debt during each of the next five fiscal years are as follows--

(AMOUNTS IN TABLE STATED IN THOUSANDS)
        2000................................................       $ 27,433
        2001................................................         25,487
        2002................................................         53,382
        2003................................................            375
        2004................................................            325
        Thereafter..........................................        202,638
                                                                   --------
                                                                   $309,640
                                                                   ========

                              AEP INDUSTRIES INC.

(6)  DEBT: (CONTINUED)

    Cash paid for interest during 1999, 1998 and 1997 was approximately $29.5 million, $26.7 million and $22.2 million, respectively.

    The Company was contingently liable for debt of certain of its foreign subsidiaries and equipment guarantees aggregating to approximately $14.0 and $18.5 million at October 31, 1999 and 1998, respectively. Contained within this amount is approximately $8.7 million and $11.2 million, respectively, of off-balance sheet guarantees related to equipment. The Company knows of no event of default that would require it to satisfy these guarantees.

    The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Debentures at October 31, 1999 and 1998 was $192 million and $188 million, respectively which management believes was attributable to the conditions of the bond market. The Company believes that the stated values of the Company's remaining debt instruments represent the estimated fair values.

(7)  FINANCIAL INSTRUMENTS:

    The Company enters into foreign currency forward contracts (principally against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) to hedge the net receivable/payable position arising from trade sales and purchases and intercompany transactions. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash inflows and outflows resulting from the sales of products and the purchases from suppliers denominated in a currency other than the functional currency will be adversely affected by changes in exchange rates. Gains and losses from such transactions are recognized when realized.

    The Company had twenty-five (25) and twenty-nine (29) contracts outstanding at October 31, 1999 and 1998, respectively with a total notional contract amount of $109.2 million $134.2 million respectively and maturities of less than one year. These contracts had a fair market value of $107.5 million and $131.9 million at October 31, 1999 and 1998, respectively.

(8)  SHAREHOLDERS' EQUITY:

    The Company has three stock plans: two stock option plans which provide for the granting of options to key employees of the Company, including officers and directors; and an employee stock purchase plan.

    The Company had reserved 500,000 shares of Common Stock for the granting of options related to The 1995 Stock Option Plan ("1995 Option Plan"). In 1999, an amendment to the Plan was approved increasing the number of shares available for grant under the Plan from 500,000 to 1,000,000 shares. The 1995 Option Plan became effective January 1, 1995, and will terminate December 31, 2004. The 1995 Option Plan, provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years, issuance of SARS, restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 1995 Option Plan, options have been granted to key employees and outside directors for terms of up to ten years, at an exercise price not less than the fair value at the date of grant, with the exception of participants who were granted ISOs at 110% of the fair value because they possessed more than 10% of the voting rights of the Company's outstanding common stock at the time of grant, which options are exercisable in whole or in part at stated times from the date of grant up to five years from the date of grant. The Stock Option Committee is made up entirely

                              AEP INDUSTRIES INC.

(8)  SHAREHOLDERS' EQUITY: (CONTINUED)

of outside directors who administer the 1995 Option Plan. Under the Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. As of October 31, 1999, 1998 and 1997, 463,850, 99,710 and 164,020 options respectively, were available for grant.

    Under the 1985 Option Plan, 772,500 options were granted to key employees of the Company, including directors and officers. At October 31, 1999, 1998 and 1997, 45,318, 17,260 and 44,695 options, respectively, had been exercised and 273,982, 322,900 and 353,290 options were outstanding. During 1999, 1998 and 1997, 3,600, 13,130 and 22,440 options respectively, under the 1985 Option Plan were canceled. The 1985 Option Plan expired on October 31, 1995.

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

    Transactions under the Purchase Plans were as follows--

                                        NUMBER OF   PURCHASE PRICE
                                         SHARES       PER SHARE
                                        ---------   --------------
Available at October 31, 1996.........   284,824
Purchased.............................   (10,682)       $34.00
                                         -------        ------
Available at October 31, 1997.........   274,142
Purchased.............................   (15,972)       $21.81
                                         -------        ------
Available at October 31, 1998.........   258,170
Purchased.............................   (18,470)       $18.49
                                         -------        ------
Available at October 31, 1999.........   239,700
                                         =======

                              AEP INDUSTRIES INC.

(8)  SHAREHOLDERS' EQUITY: (CONTINUED)

    Transactions under the Option Plans were as follows--

                                                       NUMBER OF      OPTION PRICE       WEIGHTED AVERAGE
                                                        SHARES          PER SHARE         EXERCISE PRICE
                                                       ---------   -------------------   ----------------
Outstanding at October 31, 1996 (166,360 options
  exercisable).......................................   749,425    $        5.09-51.15        $27.28
Granted..............................................   136,180    $       31.00-57.50        $36.64
Exercised............................................   (47,995)   $        6.00-24.93        $14.97
Forfeited/Cancelled..................................  (148,340)   $       11.33-57.50        $42.97
                                                       --------                               ------
Outstanding at October 31, 1997 (245,396 options
  exercisable).......................................   689,270    $        5.09-51.15        $26.61
Granted..............................................   239,350    $       20.88-46.50        $34.95
Exercised............................................   (18,860)   $        6.00-24.93        $13.97
Forfeited/Cancelled..................................  (186,570)   $        6.00-51.15        $42.86
                                                                                              ------
Outstanding at October 31, 1998 (262,900 options
  exercisable).......................................   723,190    $        5.09-46.50        $25.51
Granted..............................................   183,500    $       20.88-36.56        $26.87
Exercised............................................   (56,618)   $        5.09-33.00        $15.97
Forfeited/Cancelled..................................   (39,940)   $       18.75-46.00        $30.11
                                                       --------                               ------
Outstanding at October 31, 1999 (350,686 options
  exercisable).......................................   810,132    $        5.09-46.50        $26.26
                                                       ========                               ======

                                                                1999       1998       1997
                                                              --------   --------   --------
Weighted average fair value of options granted at prices
  above market value........................................     $0         $0         $0
Weighted average fair value of options granted at prices
  at market value...........................................   $15.14     $16.29     $19.77
Weighted average exercise price of options granted at prices
  above market value........................................     $0         $0         $0
Weighted average exercise price of options granted at prices
  at market value...........................................   $26.87     $34.95     $36.64

    The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                    1999           1998           1997
                                                                  --------       --------       --------
Risk-Free Interest Rates...................................         5.14%          5.83%          6.56%
Expected Lives.............................................          7.5            7.5            7.2
Expected Volatility........................................         44.8%          58.5%            41%

                              AEP INDUSTRIES INC.

(8)  SHAREHOLDERS' EQUITY: (CONTINUED)

    The following table summarizes information about stock options outstanding at October 31, 1999:

                                            NUMBER OF           WEIGHTED       WEIGHTED        NUMBER        WEIGHTED
                                             OPTIONS            AVERAGE        AVERAGE      EXERCISABLE      AVERAGE
                                          OUTSTANDING AT       REMAINING       EXERCISE          AT          EXERCISE
RANGE OF                EXERCISE PRICE   OCTOBER 31, 1999   CONTRACTUAL LIFE    PRICE     OCTOBER 31, 1999    PRICE
--------                --------------   ----------------   ----------------   --------   ----------------   --------
       $ 5.09               $ 7.36              23,962            2.51          $ 5.93          23,962        $ 5.93
         7.37                10.64              15,250            1.33            8.83          15,250          8.83
        10.65                15.39               7,500            3.82           11.33           7,500         11.33
        15.40                22.26             169,200            5.31           18.11         133,380         17.95
        22.27                32.18             430,410            7.62           27.10         136,752         25.98
        32.19                46.50             163,810            8.15           37.75          33,842         37.94
       ------               ------             -------            ----          ------         -------        ------
       $ 5.09               $46.50             810,132            6.94          $26.26         350,686        $21.65

    Had compensation expense, net of taxes, for all stock option grants in fiscal years 1999, 1998 and 1997 been determined in accordance with SFAS
No. 123, the Company's net income and income (loss) per share would have been as follows:

                                                              1999           1998           1997
                                                            --------       --------       --------
Net Income (loss):
    (IN THOUSANDS)                        As Reported       $(14,498)       $  263)        $8,571
                                          Pro Forma         $(15,326)        $(409          7,560
Basic earnings (loss) per share:
                                          As Reported       $  (1.98)       $ 0.04         $ 1.19
                                          Pro Forma         $  (2.09)       $(0.06)          1.05
Diluted earnings (loss)
per share:                                As Reported       $  (1.99)       $ 0.03         $ 1.15
                                          Pro Forma         $  (2.10)       $(0.06)          1.01

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal 1996. Additional awards in future years are anticipated.

    Pursuant to a self tender offering commencing in August 1995, to its shareholders, the Company purchased and placed into treasury during 1996 168,000 shares of the Company's common stock at $22.75 per share. The purchases of treasury stock were accounted for under the cost method. During 1999, 1998 and 1997, the Company issued 48,220, 36,943 and 19,457 shares, respectively from treasury to fund the Company's ESOP.

    The Company's Board of Directors may direct the issuance of the Company's $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(9) PENSIONS AND RETIREMENT SAVINGS PLAN

    The Company sponsors various post retirement plans for most full-time employees. Total pension expense for 1999, 1998 and 1997 was $3,635,000, $2,885,000 and $2,755,000, respectively. The Company

                              AEP INDUSTRIES INC.

(9) PENSIONS AND RETIREMENT SAVINGS PLAN (CONTINUED)

sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its foreign locations.

    Effective January 1, 1996, the Company's United States operations amended its 401(k) savings plan to become a 401(k) Savings and Employee Stock Ownership Plan (the "Plan"). Employees of the Company in the United States who have completed one year of service and are over the age of 21 (with the exception of those employees covered by a collective bargaining agreement) may participate. The Plan shall be primarily invested in the common stock of the Company. The Company uses shares currently held in treasury for contributions to the Plan.

    The Company makes a contribution of the Company's common stock equal to 1% of a participant's compensation for the Plan year and will match 75% of a participant's contribution up to 4% of the participant's compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's common stock will be valued for the first ten business days of the month of February following the close of any Plan year. In 1999, 1998 and 1997, 48,220, 36,943 and 19,457 shares, respectively, were contributed. The Company has expensed approximately $972,000, $1,057,000 and $827,000 in 1999, 1998 and 1997, respectively, related to this Plan.

    The Company also sponsors defined contribution plans at selected foreign locations. The plans cover full time employees and provide for employer contributions of between 3% and 5% of salary or a percentage of employee contributions. The Company's contributions related to these plans for 1999, 1998 and 1997 totaled approximately $1,142,000, $622,000 and $225,000, respectively.

    The Company also has defined benefit plans in certain of its foreign locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service. The Company funds these plans in amounts actuarially determined or with the funding requirements of federal law and regulations.

                              AEP INDUSTRIES INC.

(9) PENSIONS AND RETIREMENT SAVINGS PLAN (CONTINUED)

    The following table . . .

                                                              OCTOBER 31,   OCTOBER 31,
                                                                 1999          1998
(IN THOUSANDS)                                                -----------   -----------
CHANGES IN BENEFIT OBLIGATIONS
Projected benefit obligations at beginning of year..........    $(18,376)     $(17,230)
Service Cost................................................      (1,199)         (919)
Interest Cost...............................................        (985)       (1,107)
Plan participant's contributions............................        (312)         (310)
Benefits Paid...............................................       1,556         1,490
Actuarial gain (losses).....................................        (552)          176
Amendments..................................................        (184)           --
Foreign currency changes....................................       1,877          (476)
                                                                --------      --------
Benefit obligations at end of year..........................    $(18,175)     $(18,376)
                                                                ========      ========

                                                              OCTOBER 31,   OCTOBER 31,
                                                                 1999          1998
                                                              -----------   -----------
CHANGES IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    $11,887       $11,628
Employer contributions......................................        499           568
Employee contributions......................................        312           310
Actual return on plan assets................................       (464)          458
Actual distributions........................................     (1,363)       (1,317)
Foreign Currency Changes....................................     (1,000)          240
                                                                -------       -------
Fair value of plan assets at end of year....................    $ 9,871       $11,887
                                                                =======       =======
Funded status: Surplus (deficit)............................    $(8,304)      $(6,489)
Unrecognized net actuarial (gains) losses...................      2,169           590
Unrecognized prior service cost.............................        183            --
                                                                -------       -------
Prepaid (accrued) benefit cost..............................    $(5,952)      $(5,899)
                                                                =======       =======

The above amounts are included in other long term liabilities.

    The components of net periodic pension costs for the foreign defined benefit pension plans are as follows:

                                                                1999       1998       1997
(IN THOUSANDS)                                                --------   --------   --------
Service costs of benefits earned during the year............   $1,533     $1,365     $2,034
Interest cost of projected benefit obligation...............      985      1,116      1,325
Actual return (gain) on assets..............................     (691)      (842)    (1,152)
Employee contributions......................................     (297)      (438)      (504)
Amortization of unrecognized net gains......................       (9)         5         --
                                                               ------     ------     ------
Net Pension Expense.........................................   $1,521     $1,206     $1,703
                                                               ======     ======     ======

                              AEP INDUSTRIES INC.

(9) PENSIONS AND RETIREMENT SAVINGS PLAN (CONTINUED)

    The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 1999 and October 31, 1998, were as follows:

                                                              OCTOBER 31,   OCTOBER 31,
                                                                 1999          1998
                                                              -----------   -----------
Discount rate...............................................       6%             6%
Salary progression rate.....................................       3%             4%
Long term rate of return....................................       6%           6.5%

(10)  OTHER INCOME (EXPENSE)

    For the years ended October 31, 1999, 1998 and 1997, other income (expense) consisted of the following--

                                                                1999       1998       1997
(AMOUNTS IN THOUSANDS)                                        --------   --------   --------
Foreign currency exchange gains, net........................   $1,374     $  712     $  198
Interest income.............................................      437        419      1,278
Joint venture income........................................      428        252        317
Gain on sale of securities..................................       --         --        416
Other, net..................................................      (76)        82      1,076
                                                               ------     ------     ------
    Total...................................................   $2,163     $1,465     $3,285
                                                               ======     ======     ======

                              AEP INDUSTRIES INC.

(11)  INCOME TAXES:

    The provision for income taxes for continuing operations is summarized as follows--

                                                          YEAR ENDED OCTOBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
(IN THOUSANDS)                                        --------   --------   --------
Current
  Federal and State.................................   $   --     $   --     $   --
  Foreign...........................................    2,850      1,719      1,991
                                                       ------     ------     ------
                                                        2,850      1,719      1,991
                                                       ------     ------     ------
Deferred:
  Federal and State.................................    2,446      2,551        307
  Foreign...........................................   (1,883)      (309)     1,603
                                                       ------     ------     ------
                                                          563      2,242      1,910
                                                       ------     ------     ------
Total provision for income taxes....................   $3,413     $3,961     $3,901
                                                       ======     ======     ======

    Undistributed earnings of the Company's foreign subsidiaries of approximately $.5 million, $2.2 million and $5.8 million for 1999, 1998 and 1997, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings. A determination of the deferred tax liability from a distribution of foreign earnings has not been made as such determination is not practicable.

    The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 1999 and 1998 are as follows--

                                                              OCTOBER 31,
                                                          -------------------
                                                            1999       1998
(IN THOUSANDS)                                            --------   --------
Deferred tax asset--
  Net operating loss carryforwards......................  $ 38,449   $ 27,684
  Allowance for doubtful accounts.......................       882        834
  Alternative minimum tax...............................       825        830
  Other.................................................     2,513      2,192
                                                          --------   --------
    Gross deferred tax asset............................    42,669     31,540
  Valuation Allowance...................................   (13,230)   (11,362)
                                                          --------   --------
    Net deferred tax asset..............................  $ 29,439   $ 20,178
                                                          ========   ========

                                                              OCTOBER 31,
                                                          -------------------
                                                            1999       1998
(IN THOUSANDS)                                            --------   --------
Deferred tax liability
  Depreciation..........................................  $(24,705)  $(29,221)
  Other.................................................    (1,006)    (2,007)
                                                          --------   --------
      Deferred tax liability............................  $(25,711)  $(31,228)
                                                          ========   ========

Net deferred tax asset (liability)......................  $  3,728   $(11,050)
                                                          --------   --------

                              AEP INDUSTRIES INC.

(11)  INCOME TAXES: (CONTINUED)

    Included in the net operating loss carryforwards at October 31, 1999, are approximately $11.8 million of tax benefits recognized as a result of the loss on the disposal of a discontinued operation in the United States (see Note 16).

    During each of 1999 and 1998, the Company reduced goodwill by approximately $1.1 million, respectively, relating to the deferred tax assets established as a result of the acquisition of Borden Global Packaging.

    Approximately $102.7 million of total net operating losses remained at October 31, 1999, $18.3 million of which expire in the years 2000 through 2004, $59.7 million of which expire in 2019 and $24.7 million of which can be carried forward indefinitely. The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and, accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. In the event that the tax benefits relating to the valuation allowance are realized, substantially all of such benefits would reduce goodwill. Included in the $102.7 million above are approximately $59.7 million of federal net operating losses in the United States available to be carried forward, which will expire in the year 2019.

    A reconciliation of the provision for taxes on income from continuing operations to that which would be computed at the statutory rate of 34% in 1999, 1998 and 1997 is as follows--

                                                          YEAR ENDED OCTOBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
(IN THOUSANDS)                                        --------   --------   --------
Provision at statutory rate.........................   $2,681     $3,309     $3,810
State tax provision, net of Federal tax benefit.....      254         92        153
Effect of non U.S. operations taxed at rates
  different than U.S federal statutory rate.........      465        197        142
Other, net..........................................       13        363       (204)
                                                       ------     ------     ------
                                                       $3,413     $3,961     $3,901
                                                       ======     ======     ======

    United States income tax returns for fiscal years 1993 through 1997 are currently under examination by the Internal Revenue Service. Assessments, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations.

    Cash paid for income taxes during 1999, 1998 and 1997 was approximately $3,361,000, $3,136,000 and $2,633,000, respectively.

(12)  LEASE COMMITMENTS:

    The Company has lease agreements for several of its facilities and certain equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $6,706,000, $5,187,000 and $5,481,000 for 1999, 1998 and
1997, respectively.

    Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows--

                              AEP INDUSTRIES INC.

(12)  LEASE COMMITMENTS: (CONTINUED)

    (IN THOUSANDS)

2000.........................             $ 6,693
2001.........................               6,133
2002.........................               5,583
2003.........................               5,225
2004.........................               3,727
Thereafter...................              11,255
                                          -------
                                          $38,616
                                          =======

(13)  COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT CONTRACTS--

    On October 11, 1996, the Company entered into employment agreements with the Chairman of the Board, President and Chief Executive Officer and with the Executive Vice President and Chief Financial Officer of the Company. Each contract has a term of five years with a base salary of $500,000 for the Chairman and $240,000 for the Executive Vice President. The base salary is increased each year by a percentage equal to the percentage increase, if any, in the consumer price index. The employment agreements provide that each individual may be terminated without cause prior to the expiration of the agreement, and in such case, such person would be entitled to severance payments equal to two times the sum of the annual base salary then in effect plus the bonus earned for the immediate preceding year, payable over a two year period.

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

                              AEP INDUSTRIES INC.

(14)  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                     JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                -----------   ---------   --------   -----------
1999

Net sales..........................................    $151,898    $165,754    $172,786     $179,614
Gross profit.......................................      34,835      38,101      39,609       29,460
Income (loss) from continuing operations...........       1,835       2,071       3,036       (2,469)
Loss from discontinued operations..................     (17,601)       (793)         --         (577)
Net income (loss)..................................     (15,766)      1,278       3,036       (3,046)

Earnings Per Share:
  Basic income (loss) from continuing operations...    $   0.25    $   0.28    $   0.41     $  (0.33)
  Basic loss from discontinued operations..........       (2.42)      (0.11)         --        (0.08)
                                                       --------    --------    --------     --------
    Basic net income (loss)........................    $  (2.17)   $   0.17    $   0.41     $  (0.41)
                                                       ========    ========    ========     ========

  Diluted income (loss) from continuing
    operations.....................................    $   0.25    $   0.28    $   0.40     $  (0.33)
  Diluted loss from discontinued operations........       (2.42)      (0.11)         --        (0.08)
                                                       --------    --------    --------     --------
    Diluted net income (loss)......................    $  (2.17)   $   0.17    $   0.40     $  (0.41)
                                                       ========    ========    ========     ========

1998

Net sales..........................................    $168,378    $169,667    $164,857     $163,654
Gross profit.......................................      36,305      35,832      37,076       37,621
Income from continuing operations..................       1,884       1,187       1,544        1,156
Loss from discontinued operations..................        (630)     (1,757)     (2,032)      (1,089)
Net income (loss)..................................       1,254        (570)       (488)          67

Earnings Per Share:
  Basic income from continuing operations..........    $   0.26    $   0.16    $   0.21     $   0.16
  Basic loss from discontinued operations..........       (0.09)      (0.24)      (0.28)       (0.15)
                                                       --------    --------    --------     --------
    Basic net income (loss)........................    $   0.17    $  (0.08)   $  (0.07)    $   0.01
                                                       ========    ========    ========     ========

  Diluted income from continuing operations........    $   0.26    $   0.16    $   0.21     $   0.16
  Diluted loss from discontinued operations........       (0.09)      (0.24)      (0.28)       (0.15)
                                                       --------    --------    --------     --------
    Diluted net income (loss)......................    $   0.17    $  (0.08)   $  (0.07)    $   0.01
                                                       ========    ========    ========     ========

    Earnings per share are computed independently for each of the quarters presented.

(15)  SEGMENT INFORMATION:

    The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

                              AEP INDUSTRIES INC.

(15)  SEGMENT INFORMATION: (CONTINUED)

    Information about the Company's operations by geographical area as of and for the years ended October 31, 1999, 1998 and 1997, respectively is as follows:

                                                      UNITED
1999                                                  STATES     CANADA     EUROPE    PACIFIC    CORPORATE    TOTAL
(IN THOUSANDS)                                       --------   --------   --------   --------   ---------   --------
Sales--external customers..........................  $370,571   $37,634    $186,098   $75,749     $   --     $670,052
Intersegment sales.................................    13,505     8,655       3,246        --         --       25,406
Income from operations.............................    26,944     6,064       3,507       697         --       37,212
Interest income....................................       391        --          28        18         --          437
Interest expense...................................    29,077       565       1,419       428         --       31,489
Depreciation and Amortization......................    17,782     1,432       8,488     3,852         --       31,554
Provision for income taxes.........................     2,275     1,675        (406)     (302)       171        3,413
Income (loss) from continuing operations...........     3,707     2,945      (1,882)     (554)       257        4,473
Provision for losses on accounts receivable and
  inventory........................................       905        94       1,241       113         --        2,353
Segment assets.....................................   255,469    30,759     157,512    55,529     15,722      514,991
Capital expenditures...............................  $ 11,208   $   544    $  4,842   $ 5,641     $   --     $ 22,235

                                                      UNITED
1998                                                  STATES     CANADA     EUROPE    PACIFIC    CORPORATE    TOTAL
(IN THOUSANDS)                                       --------   --------   --------   --------   ---------   --------
Sales--external customers..........................  $359,243   $37,059    $192,248   $78,006     $   --     $666,556
Intersegment sales.................................    14,372     8,586       5,784        --         --       28,742
Income from operations.............................    27,041     5,970       7,230     1,806         --       42,047
Interest income....................................       218        --         197         4         --          419
Interest expense...................................    29,967       798       2,341       674         --       33,780
Depreciation and Amortization......................    17,767     1,338       7,715     3,558         --       30,378
Provision for income taxes.........................     2,356     1,434          36        34        101        3,961
Income (loss) from continuing operations...........     2,843     2,548         166        63        151        5,771
Provision for losses on accounts receivable and
  inventory........................................       456        --       1,483       109         --        2,048
Segment assets.....................................   253,923    30,628     168,998    54,798     60,743      569,090
Capital expenditures...............................  $  9,455   $   375    $  8,645   $ 5,969     $   --     $ 24,444

                                                      UNITED
1997                                                  STATES     CANADA     EUROPE    PACIFIC    CORPORATE    TOTAL
(IN THOUSANDS)                                       --------   --------   --------   --------   ---------   --------
Sales--external customers..........................  $391,197   $28,383    $208,906   $80,586     $   --     $709,072
Intersegment sales.................................     3,792     8,297          --        --         --       12,089
Income from operations.............................    19,884     6,535       6,895     4,692         --       38,006
Interest income....................................       157        13       1,057        51         --        1,278
Interest expense...................................    26,756       766       1,845       694         --       30,061
Depreciation and Amortization......................    18,074       947       5,867     3,922         --       28,810
Provision for income taxes.........................       188     1,747         797     1,050        119        3,901
Income (loss) from continuing operations...........       571     3,351       1,209     2,000        198        7,329
Provision for losses on accounts receivable and
  inventory........................................       477       111       1,686        68         --        2,342
Segment assets.....................................   270,967    32,445     169,418    59,750     76,700      609,280
Capital expenditures...............................  $ 19,694   $ 1,196    $  9,891   $ 6,833     $   --     $ 37,614

    Included in Corporate assets are the investment in joint venture and the net assets held for sale.

                              AEP INDUSTRIES INC.

(15)  SEGMENT INFORMATION: (CONTINUED)

    Income from operations includes all costs and expenses directly related to the geographical area. Identifiable assets are those used in each segment's operations, except net assets held for sale which represents the fair market value of those assets.

    No single customer accounted for more than 10% of sales in any year.

(16)  DISCONTINUED OPERATIONS:

    In February 1999, the Company's management, with the concurrence of its Board of Directors, approved a formal plan to dispose of its Proponite business. On April 30,1999, the Company sold certain assets of the Proponite business pursuant to a sales agreement dated March 4, 1999.

    The disposal of the Proponite business has been accounted for as a discontinued operation and, accordingly, the Proponite net assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows.

    The estimated loss on disposal includes the writedown of property, plant and equipment, inventory and other assets, closedown expenses, and losses of the Proponite business through the date of disposal. The total loss on disposal of the Proponite operations for the twelve months ended October 31, 1999 was $17,189,000 net of tax benefits.

    Condensed financial information relating to the discontinued operations of Proponite is as follows:

AMOUNTS IN THOUSANDS

Net assets of discontinued operations:

                                                              OCTOBER 31, 1999   OCTOBER 31, 1998
                                                              ----------------   ----------------
Current assets..............................................       $  785             $13,882
Property, plant and equipment-net...........................        6,555              34,976
                                                                   ------             -------
    Total assets............................................        7,340              48,858

Current liabilities (including provision for disposal in
  1999).....................................................        3,091               3,712
                                                                   ------             -------
Net assets held for sale....................................       $4,249             $45,146
                                                                   ======             =======

                                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                OCTOBER 31, 1999     OCTOBER 31, 1998     OCTOBER 31, 1997
Results of Operations:                         ------------------   ------------------   ------------------
  Net sales..................................        $ 6,633              $34,683              $50,051
                                                     -------              -------              -------
  Gross profit (loss)........................           (873)               1,182                7,249
                                                     -------              -------              -------
  Net income (loss)..........................        $(1,205)             $(2,603)             $ 1,242
                                                     =======              =======              =======

    At the time of the Company's acquisition of Borden Global Packaging (BGP), management decided not to retain the Rigids' businesses of BGP. The Rigids' businesses manufactured, marketed and distributed wet food containers, dry food trays and disposable food service products. These businesses were not core and were sold by the Company in fiscal 1999. Beginning November 1, 1997, the Company began recording these businesses as discontinued operations.

                              AEP INDUSTRIES INC.

(16)  DISCONTINUED OPERATIONS: (CONTINUED)

    During 1998, the Company sold all five of its Rigids' businesses to three separate parties. Losses from these operations were approximately $2,780,000 for the year ending October 31, 1999. Gross proceeds from the sales of these operations were approximately $16.4 million. After giving effect to working capital adjustments and payment of professional fees, net proceeds amounted to approximately $13.9 million.

(17)  RESTRUCTURING CHARGE:

    During the second quarter of Fiscal 1999, management and the Belgian Workers' Council approved a plan to eliminate 17 manufacturing positions in the Company's Belgium operations. As a result, a restructuring charge of $1,829,000 was recorded in the cost of sales section of the income statement for the year ending October 31, 1999. This amount related to severance, professional fees and the repayment of government subsidies. The amount had been fully paid to all respective parties by October 31, 1999.

(18)  SALE OF SOUTH AFRICA:

    In January 1998, the Company completed the sale of its operations in South Africa to local management for $1 million plus the settlement of all intercompany items. The sale did not result in any gain or loss.

(19)  RELATED PARTY TRANSACTIONS:

    In connection with the acquisition of BGP, Borden, Inc. and the Company entered into a Governance Agreement, dated as of June 20, 1996 with respect to certain matters relating to the corporate governance of the Company. For the years ending October 31, 1999, 1998 and 1997, the Company purchased resin from BCP in the amount of $19.7 million $27.6 million and $24.9 million, respectively. BCP is a limited partnership in which BCP Management Inc., a wholly owned subsidiary of Borden Inc., is general partner.

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

                                                                     SCHEDULE II

                              AEP INDUSTRIES INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1999

                                 (IN THOUSANDS)

                                             BALANCE AT    ADDITIONS                               BALANCE
                                            BEGINNING OF   CHARGED TO    DEDUCTIONS                 AT END
                                                YEAR        EARNINGS    FROM RESERVES    OTHER     OF YEAR
                                            ------------   ----------   -------------   --------   --------
YEAR ENDED OCTOBER 31, 1999:
  Allowance for doubtful accounts.........     $4,686        $1,389         $  623       $(110)     $5,342
                                               ======        ======         ======       =====      ======
  Inventory...............................     $1,418        $  964         $  938       $(125)     $1,319
                                               ======        ======         ======       =====      ======

YEAR ENDED OCTOBER 31, 1998:
  Allowance for doubtful accounts.........     $4,863        $1,423         $1,301       $(299)     $4,686
                                               ======        ======         ======       =====      ======
  Inventory...............................     $1,497        $  625         $  888       $ 184      $1,418
                                               ======        ======         ======       =====      ======

YEAR ENDED OCTOBER 31, 1997:
  Allowance for doubtful accounts.........     $4,997        $1,381         $1,768       $ 253      $4,863
                                               ======        ======         ======       =====      ======
  Inventory...............................     $1,810        $  961         $1,106       $(168)     $1,497
                                               ======        ======         ======       =====      ======

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report, dated January 3, 2000, included in this Form 10-K, into the Company's previously filed Registration Statements, on Form S-8 File Nos. 33-58747 and 33-58743, and on Form S-3, File no. 333-79947.

                                            ARTHUR ANDERSEN LLP

Roseland, New Jersey

January 27, 2000

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 31, 2000                                AEP INDUSTRIES INC.

                                                       By:             /s/ J. BRENDAN BARBA
                                                            -----------------------------------------
                                                                         J. Brendan Barba
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                   PRINCIPAL EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 31, 2000                                AEP INDUSTRIES INC.

                                                       By:             /s/ J. BRENDAN BARBA
                                                            -----------------------------------------
                                                                         J. Brendan Barba
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                   PRINCIPAL EXECUTIVE OFFICER
Dated: January 31, 2000
                                                       By:              /s/ PAUL M. FEENEY
                                                            -----------------------------------------
                                                                          Paul M. Feeney
                                                               EXECUTIVE VICE PRESIDENT, PRINCIPAL
                                                                  FINANCIAL OFFICER AND DIRECTOR
Dated: January 31, 2000
                                                       By:             /s/ LAWRENCE R. NOLL
                                                            -----------------------------------------
                                                                         Lawrence R. Noll
                                                             CONTROLLER, PRINCIPAL ACCOUNTING OFFICER
                                                                           AND DIRECTOR
Dated: January 31, 2000
                                                       By:               /s/ KENNETH AVIA
                                                            -----------------------------------------
                                                                           Kenneth Avia
                                                                             DIRECTOR
Dated: January 31, 2000
                                                       By:            /s/ WILLIAM H. CARTER
                                                            -----------------------------------------
                                                                        William H. Carter
                                                                             DIRECTOR
Dated: January 31, 2000
                                                       By:              /s/ ADAM H. CLAMER
                                                            -----------------------------------------
                                                                          Adam H. Clamer
                                                                             DIRECTOR
Dated: January 31, 2000
                                                       By:              /s/ LEE C. STEWART
                                                            -----------------------------------------
                                                                          Lee C. Stewart
                                                                             DIRECTOR
Dated: January 31, 2000
                                                       By:             /s/ PAUL E. GELBARD
                                                            -----------------------------------------
                                                                         Paul E. Gelbard
                                                                             DIRECTOR
Dated: January 31, 2000
                                                       By:             /s/ WILLIAM F. STOLL
                                                            -----------------------------------------
                                                                         William F. Stoll
                                                                             DIRECTOR
Dated: January 31, 2000
                                                       By:             /s/ SCOTT M. STUART
                                                            -----------------------------------------
                                                                         Scott M. Stuart
                                                                             DIRECTOR

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                             DESCRIPTION OF EXHIBIT                       PAGE
--------------          ------------------------------------------------------------  --------
          3(a)          Restated Certificate of Incorporation of the Company as
                        filed April 11, 1997 (incorporated by reference to Exhibit
                        3(a) to Registrants Quarterly Report on 10-Q for the quarter ended July 31, 1997)
          3(b)          Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 4 to Registrant's Current Report on
                        Form 8-K, dated October 11, 1996)
         10(a)          1985 Stock Option Plan of the Company (incorporated by
                        reference to Exhibit 10(mm) to Amendment No. 2 to
                        Registration Statement on Form S-1 No. 33-2242)
         10(b)          The Employee Profit Sharing and 401(k) Retirement Plan and
                        Trust as adopted March 3, 1993 (incorporated by reference to
                        Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q
                        for the quarter ended January 31, 1993)
         10(c)          1995 Stock Option Plan of the Company (incorporated by
                        reference to Exhibit 4 to the Registration Statement on Form
                        S-8 No. 33-58747)
         10(d)          1995 Employee Stock Purchase Plan of the Company
                        (incorporated by reference to Exhibit 4 to the Registration
                        Statement on Form S-8 No. 33-58743)
         10(e)          Lease dated as of March 20, 1990, between the Company and
                        Phillips and Huyler Assoc., L.P. (incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K
                        for the year ended October 31, 1990)
         10(f)(1)       Credit Agreement, dated as of October 11, 1996, among the
                        Company, the Morgan Guaranty Trust Company, as Agent, and
                        the banks party thereto (incorporated by reference to
                        Exhibit 3 to Registrant's Current Report on Form 8-K, dated
                        October 11, 1996)
         10(f)(2)       Amendment No. 1, dated as of October 24, 1997, to the Credit
                        Agreement dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company as Agent and the Bank's
                        party thereto (incorporated by reference to Exhibit 10(f)(2)
                        to Registrant's Annual Report on Form 10-K for the year
                        ended October 31, 1997)
         10(g)          Tender Offer to Purchase, dated as of August 10, 1995,
                        (incorporated by reference to Exhibit (a)(1) to Schedule
                        13E-4, as filed on August 10, 1995)
         10(h)          Stock Purchase Agreement, dated as of August 2, 1995,
                        between the Company and J. Brendan Barba (incorporated by
                        reference to Exhibit (c) to Schedule 13E-4 as filed on
                        August 10, 1995)
         10(i)(1)       Purchase Agreement, dated as of June 20, 1996, without
                        exhibits, between the Company and Borden Inc. (incorporated by reference to Exhibit C-1 to Registrant's Current Report on Form 8-K, dated June 20, 1996)
         10(i)(2)       Amendment No. 1, dated as of October 11, 1996, to the
                        Purchase Agreement, dated as of June 20, 1996, between the
                        Company and Borden, Inc. (incorporated by reference to
                        Exhibit 1(b) to Registrant's Current Report on Form 8-K,
                        dated October 11, 1996)
         10(i)(3)       Combined Financial Statements of Borden Global Packaging
                        Operations as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995
                        (incorporated by reference to Annex F to Registrant's Proxy
                        Statement, dated September 11, 1996)
         10(j)(1)       Governance Agreement, dated as of June 20, 1996, without
                        exhibits, between the Company and Borden, Inc. (incorporated by reference to Exhibit C-2 to Registrant's Current Report on Form 8-K, dated June 20, 1996)

EXHIBIT NUMBER                             DESCRIPTION OF EXHIBIT                       PAGE
--------------          ------------------------------------------------------------  --------
         10(j)(2)       Amendment No. 1, dated as of October 11, 1996, to the
                        Governance Agreement dated as of June 20, 1996, between the
                        Company and Borden, Inc. (incorporated by reference to
                        Exhibit 2(b) to Registrant's Current Report on Form 8-K,
                        dated October 11, 1996)
         10(k)          Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K
                        for the year ended October 31, 1996)
         10(l)          Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney (incorporated by reference to
                        Exhibit 10(l) to Registrant's Annual Report on Form 10-K for
                        the year ended October 31, 1996)
         10(m)          Purchase Agreement, dated November 14, 1997, among
                        Registrant and J.P. Morgan Securities, Inc., Morgan Stanley
                        & Co. Incorporated and Salomon Brothers Inc (incorporated by reference to Exhibit 1 to Registrant's Current Report on
                        Form 8-K, dated November 19, 1997)
         10(n)          Registration Rights Agreement, dated as of November 19,
                        1997, among Registrant and J.P. Morgan Securities, Inc.,
                        Morgan Stanley & Co. Incorporated and Salomon Brothers, Inc
                        (incorporated by reference to Exhibit 1 to Registrant's
                        Current Report on Form 8-K, dated November 19, 1997)
         10(o)          Indenture, dated as of November 19, 1997, between the
                        Registrant and The Bank of New York, as Trustee
                        (incorporated by reference to Exhibit 1 to Registrant's
                        Current Report on Form 8-K, dated November 19, 1997)
         10(p)          Agreement for Sale of Business, dated July 18, 1997, between
                        ICI Australia Limited and ICI Australia Operations PTY
                        Limited as Seller, and Registrant's subsidiary AEP
                        Industries (Australia) PTY Limited, as Purchaser
                        (incorporated by Reference to Exhibit 10(p) to the Annual
                        Report on Form 10-K for the year ended October 31, 1997)
           23           Consent of Arthur Andersen LLP                                      53
           24           Power of Attorney (see "Power of Attorney" on signature          54-55
                        page)