Form 10-Q
period 2000-01-31
AEP INDUSTRIES INC
filed 2000-03-16
CIK 785787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31,2000

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

                             SHARES
                         OUTSTANDING AT
CLASS OF COMMON STOCK   FEBRUARY 29,2000
---------------------   ----------------
 .01$Par Value....           7,512,949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JANUARY 31,   OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,542      $  3,103
  Accounts receivable, less allowance of $5,839 in 2000 and
    $5,342 in 1999 for doubtful accounts....................      91,754       110,848
  Inventories, net..........................................      77,969        74,260
  Net assets of discontinued operations.....................       4,394         4,249
  Other current assets......................................      13,224        11,309
                                                                --------      --------
    Total current assets....................................     190,883       203,769
                                                                --------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $135,559 in 2000 and
  $132,320 in 1999..........................................     224,065       232,421

GOODWILL, less accumulated amortization of $4,183 in 2000
  and $3,858 in 1999........................................      39,739        40,064
INVESTMENT IN JOINT VENTURE.................................      15,925        15,722
OTHER ASSETS................................................      22,410        23,015
                                                                --------      --------
    TOTAL ASSETS............................................    $493,022      $514,991
                                                                ========      ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.....................................    $ 31,880      $ 27,433
  Accounts payable..........................................      87,273        89,459
  Accrued expenses..........................................      30,917        42,454
                                                                --------      --------
    Total current liabilities...............................     150,070       159,346

LONG-TERM DEBT..............................................     274,867       281,172
OTHER LONG TERM LIABILITIES.................................       6,777         7,635
                                                                --------      --------
    Total liabilities.......................................     431,714       448,153
                                                                --------      --------
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares
    authorized; none outstanding............................          --            --
  Common stock--$.01 par value, 30,000,000 shares
    authorized; 10,159,884 and 10,093,793 shares, issued in
    2000 and 1999, respectively.............................         102           101
  Additional paid-in capital................................      93,340        92,992
  Treasury stock--common stock; at cost, 2,696,380 shares in
    2000 and 1999...........................................     (59,892)      (59,892)
  Retained earnings.........................................      63,291        64,444
  Accumulated other comprehensive income....................     (35,533)      (30,807)
                                                                --------      --------
    Total shareholders' equity..............................      61,308        66,838
                                                                --------      --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............    $493,022      $514,991
                                                                ========      ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF INCOME AND
                   RETAINED EARNINGS AND COMPREHENSIVE INCOME

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE MONTHS
                                                                ENDED JANUARY 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
NET SALES...................................................  $163,846    $151,898
COST OF SALES...............................................   135,480     117,063
                                                              --------    --------
    Gross profit............................................    28,366      34,835
                                                              --------    --------
OPERATING EXPENSES
  Delivery..................................................     7,861       8,801
  Selling...................................................     9,616       9,116
  General and Administrative................................     7,160       6,338
                                                              --------    --------
    Total operating expenses................................    24,637      24,255
                                                              --------    --------
    Income from operations..................................     3,729      10,580
                                                              --------    --------
OTHER INCOME (EXPENSE):
  Interest expense, net.....................................    (7,383)     (8,291)
  Other, net................................................     1,700         753
                                                              --------    --------
                                                                (5,683)     (7,538)
                                                              --------    --------
    Income (Loss) before provision (benefit) for income
      taxes.................................................    (1,954)      3,042
PROVISION (BENEFIT) FOR INCOME TAXES........................      (801)      1,207
                                                              --------    --------
    Income (Loss) from continuing operations................    (1,153)      1,835
DISCONTINUED OPERATIONS
  (Loss) from operations of discontinued businesses (less
    applicable income tax benefit of $770)..................        --      (1,205)
  Estimated (loss) on disposal of discontinued Proponite
    operations, including provision for operating losses
    through disposal date, (less applicable income tax
    benefit of $10,482).....................................        --     (16,396)
                                                              --------    --------
    Loss from discontinued operations.......................        --     (17,601)
    Net (Loss)..............................................    (1,153)    (15,766)
Retained earnings, beginning of period......................    64,444      78,942
                                                              --------    --------
Retained earnings, end of period............................  $ 63,291    $ 63,176
                                                              ========    ========
EARNINGS PER SHARE--Basic and Diluted:
  Income (Loss) from continuing operations..................  $  (0.15)   $   0.25
  Loss from discontinued operations.........................  $     --    $  (2.42)
                                                              --------    --------
Basic and Diluted net (loss)................................  $  (0.15)   $  (2.17)
                                                              ========    ========

Consolidated Statements of Comprehensive Income
Net (Loss)..................................................  $ (1,153)   $(15,766)
Other comprehensive income:
  Unrealized foreign currency translation adjustments.......    (4,726)     (3,961)
                                                              --------    --------
Comprehensive (loss)........................................  $ (5,879)   $(19,727)
                                                              ========    ========

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                ENDED JANUARY 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (1,153)   $(15,766)
  Adjustments to reconcile net income to net cash provided
    by operating activities -
    Loss from discontinued operations.......................        --       1,205
    Estimated loss on disposal..............................        --      16,396
    Depreciation and amortization...........................     7,940       7,983
    Net gain on sale of building and equipment..............      (569)        (31)
    Provision for losses on accounts receivable.............       413         461
    Joint venture income....................................      (279)       (164)
    Decrease in accounts receivable.........................    18,786      10,593
    Increase in inventories.................................    (3,814)     (2,598)
    Decrease (Increase) in other current assets.............    (1,915)      1,018
    (Increase) decrease in net assets of discontinued
      operations............................................      (145)      7,331
    Decrease (Increase) in other assets.....................       605     (11,392)
    Decrease in accounts payable............................    (1,433)    (11,203)
    Decrease in accrued expenses............................   (11,537)     (9,378)
    Decrease in other long term liabilities.................      (858)     (3,549)
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................     6,041      (9,094)
                                                              --------    --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................    (3,932)     (4,954)
  Sales and retirements of property, plant and equipment,
    net.....................................................     1,529         112
  Acquisition of business...................................        --      (1,948)
                                                              --------    --------
          Net cash (used in) investing activities...........    (2,403)     (6,790)
                                                              --------    --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments)...............................    (1,858)     16,185
  Proceeds from issuance of common stock....................       349         220
                                                              --------    --------
          Net cash provided by (used in) financing
            activities......................................    (1,509)     16,405
                                                              --------    --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH....................    (1,690)     (2,147)
                                                              --------    --------
NET INCREASE (DECREASE) IN CASH:............................       439      (1,626)
CASH AT BEGINNING OF PERIOD:................................     3,103       3,994
                                                              --------    --------
CASH AT END OF PERIOD:......................................  $  3,542    $  2,368
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest.................  $ 12,241    $ 12,715
                                                              --------    --------
  Cash paid during the period for--income taxes.............  $    467    $    229
                                                              --------    --------

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

    Certain prior period amounts have been reclassified in order to conform with the current quarter's presentation.

(2) EARNINGS PER SHARE (EPS)

    Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended January 31, 2000 and 1999, were 7,442,727 and 7,282,675, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended January 31, 2000 and 1999 were 7,567,361 and 7,357,938, respectively. The computation of diluted EPS includes 124,634 and 75,263 options outstanding and excludes 156,010 and 387,990 anti dilutive options for the three months January 31, 2000 and 1999, respectively. Due to the net loss for the three months ended January 31, 2000, the 124,634 options were not considered in computing diluted EPS as such options would be anti-dilutive.

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                  JANUARY 31,2000   OCTOBER 31, 1999
                                                  ---------------   ----------------
                                                            (IN THOUSANDS)
Raw Materials...................................      $21,074            $18,095
Finished Goods..................................       54,203             52,941
Supplies........................................        3,997              4,543
                                                      -------            -------
                                                       79,274             75,579
Less: Inventory Reserve.........................       (1,305)            (1,319)
                                                      -------            -------
Total Inventories, net..........................      $77,969            $74,260
                                                      =======            =======

    The LIFO method was used for determining the cost of approximately 52% and 50% of total inventories at January 31, 2000 and October 31, 1999, respectively.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(4) OTHER INCOME (EXPENSE)

    For the three months ended January 31, 2000 and 1999, other income (expense) consisted of the following--

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Foreign currency exchange gains, net........................   $  832      $438
Gain on sale of building and equipment......................      569        31
Joint venture income, net...................................      203       164
Other miscellaneous.........................................       96       120
                                                               ------      ----
  Total.....................................................   $1,700      $753
                                                               ======      ====

(5) SEGMENT INFORMATION

    The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets.

    The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

    Information about the Company's operations by geographical area as of and for the three months ended January 31, 2000 and 1999, respectively is as follows:

                                                                         2000
                                                 ----------------------------------------------------
                                                  UNITED                           ASIA/
                                                  STATES     CANADA     EUROPE    PACIFIC     TOTAL
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Sales--external customers......................  $91,164     $8,778    $44,229    $19,675    $163,846
Intersegment sales.............................    3,191      2,677        926                  6,794
Income from operations.........................    1,591      1,554        178        406       3,729

                                                                         1999
                                                 ----------------------------------------------------
                                                  UNITED                           ASIA/
                                                  STATES     CANADA     EUROPE    PACIFIC     TOTAL
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Sales--external customers......................  $80,039     $7,423    $45,230    $19,254    $151,898
Intersegment sales.............................    2,274      1,836        604                  4,714
Income (loss) from operations..................    9,529      1,011        (64)       104      10,580

(6) DISCONTINUED OPERATIONS

    In February 1999, the Company's management, with the concurrence of its Board of Directors, approved a formal plan to dispose of its Proponite business. On April 30,1999, the Company sold certain assets of the Proponite business to Applied Extrusion Technologies Inc. pursuant to a sales agreement dated
March 4, 1999. The Company is in the process of cleaning its building site in readiness for its sale.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(6) DISCONTINUED OPERATIONS (CONTINUED)
    The disposal of the Proponite business has been accounted for as a discontinued operation and, accordingly, its net assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows.

    The estimated loss on disposal includes the writedown of property, plant and equipment, inventory and other assets, closedown expenses, and losses of the Proponite business through the date of disposal. The total loss on disposal of the Proponite operations for the year ended October 31, 1999 was $17,189,000 net of tax benefits.

    Condensed financial information relating to the discontinued operations of Proponite is as follows:

                                                         JANUARY 31,   OCTOBER 31,
                                                            2000          1999
                                                         -----------   -----------
                                                              (IN THOUSANDS)
Net assets of discontinued operations:
  Current assets.......................................     $  736        $  785
  Property, plant & equipment-net......................      6,555         6,555
                                                            ------        ------
    Total assets.......................................      7,291         7,340
Current liabilities (including provision for
  Disposal)............................................      2,897         3,091
                                                            ------        ------
Net assets of discontinued operations..................     $4,394        $4.249
                                                            ======        ======

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                              JANUARY 31,1999
                                                              ---------------
Results of Operations:
  Net sales.................................................      $ 6,633
                                                                  -------
  Gross profit (loss).......................................         (873)
                                                                  -------
  Net loss..................................................      $(1,205)
                                                                  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 AS COMPARED TO THREE MONTHS ENDED
  JANUARY 31, 1999

NET SALES AND GROSS PROFIT

    Net sales for the three months ended January 31, 2000 increased by $11.9 million, or 7.9%, to $163.8 million from $151.9 million for the three months ended January 31, 1999. Net sales in North America increased to $99.9 million during the 2000 period from $87.5 million during the 1999 period. This increase of 14.2% was primarily due to a 15.1% increase in per unit selling prices as a result of higher raw material costs, primarily resin, which were partially passed through to our customers. This increase in selling prices was partially offset by a 1% decrease in sales volume. Net sales in Europe decreased 2.2% to $44.2 million for the first quarter of fiscal 2000 from $45.2 million for the same period in fiscal 1999, primarily due to a 5.3% decrease in average selling prices attributable to the competitive market place. This decrease in selling prices was partially offset by a 3.1% volume increase. Net sales in Asia/Pacific increased 2.1% to $19.7 million during the 2000 period from $19.3 million for the 1999 period, primarily due to a 4.3% sales volume increase offset by a decrease of 1.3% in average selling prices which resulted from the economic pressures in the region.

    Gross profit for the three months ended January 31, 2000 was $28.4 million compared to $34.8 million for the three months ended January 31, 1999. Gross profit in North America decreased $6.4 million or 26.3% to $17.8 million for the three months ended January 31, 2000 due to higher raw material costs, primarily resin, which progressively increased in fiscal 1999 and has only been partially passed through to our customers. The company also had higher fixed overhead costs per unit due to lower production volume for the period. Gross profit in Europe decreased 1.5% to $7.7 million for the three months ended January 31, 2000 primarily due to the continuing general economic pressures of the region and lower average selling prices, which resulted in lower margins. Asia/Pacific gross profit for the three months ended January 31, 2000 increased by 1.8%, due to a 4.3% increase in volume and some benefits being realized in the consolidation of plant facilities in Australia which were offset by lower average per unit selling prices in the region.

OPERATING EXPENSES

    Operating expenses for the three months ended January 31, 2000, increased 1.2% to $24.6 million from $24.3 million for the three months ended January 31, 1999. Selling and general and administrative expenses increased by $1.4 million with no major increase in any one area, partially offset by a reduction in delivery expenses of $1.0 million, primarily due to a decrease in average third party delivery costs in North America.

INTEREST EXPENSE

    Interest expense for the three months ended January 31, 2000 was $7.4 million compared to $8.3 million for the three months ended January 31, 1999. This decrease in interest expense resulted from lower average debt outstanding for the period.

OTHER INCOME (EXPENSE)

    Other income (expense) for the three months ended January 31, 2000, amounted to $1.7 million. This amount included foreign currency exchange gains realized during the period, gains on sales of building and equipment and income from investment in a joint venture.

INCOME (LOSS) FROM CONTINUING OPERATIONS

    Net loss from continuing operations for the three months ended January 31, 2000, was $1.2 million compared to net income from continuing operations of $1.8 million for the three months ended January 31, 1999. This decrease was primarily due to the decrease in per unit gross profit margins, which was a direct result of increased raw material costs that were only partially passed through to customers as discussed above.

DISCONTINUED OPERATIONS

    The loss from discontinued operations in 1999 of $17.6 million includes the net losses of the Proponite business of $1.2 million for the period ended January 31, 1999. This loss also consists of an after tax charge of $16.4 million, established to write down property, plant and equipment, inventory and other assets and to provide for closedown expenses and the net losses for the period ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed operations through cash flow generated from operations and borrowings by the Company or its subsidiaries under various credit facilities. The Company's principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

    The Company's working capital was $40.8 million at January 31, 2000, compared to $44.4 million at October 31, 1999. This decrease of $3.6 million in working capital is primarily the result of the strengthening of the United States dollar during the fiscal quarter ended January 31, 2000, which further reduced translated working capital balances. The remaining increases and decreases in components of our financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility for an amount up to $75.0 million. As of January 31, 2000, there was $92.0 million outstanding under the term credit facility, which bears interest at the covenant rate of 6.63% per annum. There are no outstanding borrowings under the revolving credit facility.

    On November 19, 1997, we completed an offering of 9.875% Senior Subordinated Notes due November 15, 2007 in the aggregate principal amount of $200.0 million. The net proceeds from the Notes were used to repay a portion of the indebtedness then outstanding under our Credit Agreement.

    The Credit Agreement, as amended, contains financial covenants, the most significant of which are a cash flow ratio and a fixed charge coverage ratio. For the period from August 1, 1999 through January 31, 2000, the cash flow ratio may not exceed 4.25:1. The fixed charge coverage ratio may not be less than 1.65:1 for the same period. The Indenture pursuant to which the 9.875% Senior Subordinated Notes were issued also contains customary covenants including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. We are currently in compliance with all of these covenants and we expect to remain in compliance with these or renegotiated covenants.

    We also have a $10.0 million unsecured revolving credit facility available for working capital purposes. As of January 31, 2000, there was $5.5 million outstanding under this credit facility.

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At January 31, 2000 our aggregate amount outstanding under these facilities was approximately $10.4 million and approximately $38.5 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries.

    Our cash and cash equivalents were $3.5 million at January 31, 2000, as compared to $3.1 million at October 31, 1999. Net cash provided by operating activities during the three months ended January 31, 2000, was $6.0 million, primarily due to depreciation and amortization expense of $7.9 million and collection of accounts receivable of $18.8 million offset by a net loss from continuing operations of $1.2 million, reduction in trade accounts payable and accrued expenses of $13.8 million and additional investment in inventories and other assets of $5.7 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash used in investing activities during the three months ended
January 31, 2000, was $2.4 million, resulting primarily from the net investment in capital expenditures of $3.9 million, which was offset by sales of machinery and equipment in the period of $1.5 million.

    Net cash used in financing activities for the three months ended
January 31, 2000, was $1.5 million, reflecting net repayments of $1.8 million of current credit facilities and proceeds from stock issuances of $349,000.

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

EFFECTS OF INFLATION

    Inflation is not expected to have a significant impact on our business.

FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for, the year ending October 31, 2000, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking benefits or judgments in this section and in other parts of this report.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Computation of weighted average number of shares outstanding. Page 13

    (b) There are no current reports on Form 8-K filed during the quarter ended January 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             AEP INDUSTRIES INC.

Date: March 16, 2000                                         S/A J. Brendan Barba
                                                             ----------------------------------------
                                                             J. Brendan Barba
                                                             Chairman of the Board, President
                                                             and Chief Executive Officer

Date: March 16, 2000                                         S/A Paul M. Feeney
                                                             ----------------------------------------
                                                             Paul M. Feeney
                                                             Executive Vice President
                                                             Principal Financial and Accounting
                                                             Officer