Form 10-Q
period 2000-04-30
AEP INDUSTRIES INC
filed 2000-06-13
CIK 785787

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

           FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                                  SHARES
                                                              OUTSTANDING AT
            CLASS OF COMMON STOCK                              MAY 31, 2000
            ---------------------                             --------------
               $.01 Par Value                                    7,507,825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS,EXCEPT SHARE AMOUNTS)

                                                               APRIL 30,    OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,673      $  3,103
  Accounts receivable, less allowance of $5,333 in 2000 and
    $5,342 in 1999 for doubtful accounts....................     105,195       110,848
  Inventories, net..........................................      79,443        74,260
  Net assets of discontinued operations.....................       4,519         4,249
  Other current assets......................................      11,981        11,309
                                                                --------      --------
    Total current assets....................................     204,811       203,769
                                                                --------      --------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $135,872 in 2000 and
  $132,320 in 1999..........................................     214,802       232,421
GOODWILL, less accumulated amortization of $4,505 in 2000
  and $3,858 in 1999........................................      39,417        40,064
INVESTMENT IN JOINT VENTURE.................................      15,828        15,722
OTHER ASSETS................................................      24,133        23,015
                                                                --------      --------
    TOTAL ASSETS............................................    $498,991      $514,991
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.....................................    $ 28,793      $ 27,433
  Accounts payable..........................................      99,632        89,459
  Accrued expenses..........................................      35,864        42,454
                                                                --------      --------
    Total current liabilities...............................     164,289       159,346
LONG-TERM DEBT..............................................     269,799       281,172
OTHER LONG TERM LIABILITIES.................................       6,682         7,635
                                                                --------      --------
    Total liabilities.......................................     440,770       448,153
                                                                --------      --------
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares
    authorized; none outstanding............................          --            --
  Common stock--$.01 par value, 30,000,000 shares
    authorized;10,173,981 and 10,093,793 shares, issued in
    2000 and 1999, respectively.............................         101           101
  Additional paid-in capital................................      93,864        92,992
  Treasury stock--common stock; at cost, 2,666,156 shares in
    2000 and 2,696,380 shares in 1999.......................     (59,221)      (59,892)
  Retained earnings.........................................      62,842        64,444
  Accumulated other comprehensive income (loss).............     (39,365)      (30,807)
                                                                --------      --------
    Total shareholders' equity..............................      58,221        66,838
                                                                --------      --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............    $498,991      $514,991
                                                                ========      ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE THREE              FOR THE SIX MONTHS
                                                                       MONTHS ENDED                    ENDED
                                                                        APRIL 30,                    APRIL 30,
                                                                  ----------------------       ----------------------
                                                                    2000          1999           2000          1999
                                                                  --------      --------       --------      --------
NET SALES...................................................      $184,139      $165,754       $347,985      $317,652
COST OF SALES...............................................       150,675       126,196        286,155       243,259
RESTRUCTURING CHARGE........................................            --         1,457             --         1,457
                                                                  --------      --------       --------      --------
    Gross profit............................................        33,464        38,101         61,830        72,936
                                                                  --------      --------       --------      --------
OPERATING EXPENSES
  Delivery..................................................         9,617         9,839         17,478        18,640
  Selling...................................................         9,847        10,046         19,463        19,162
  General and Administrative................................         6,734         7,243         13,894        13,581
                                                                  --------      --------       --------      --------
    Total operating expenses................................        26,198        27,128         50,835        51,383
                                                                  --------      --------       --------      --------
    Income from operations..................................         7,266        10,973         10,995        21,553
                                                                  --------      --------       --------      --------
OTHER INCOME (EXPENSE):
  Interest expense, net.....................................        (8,604)       (7,977)       (15,987)      (16,268)
  Other, net................................................           577           443          2,277         1,196
                                                                  --------      --------       --------      --------
                                                                    (8,027)       (7,534)       (13,710)      (15,072)
                                                                  --------      --------       --------      --------
    Income (loss) before provision for income taxes.........          (761)        3,439         (2,715)        6,481
PROVISION FOR INCOME TAXES..................................          (312)        1,368         (1,113)        2,575
                                                                  --------      --------       --------      --------
    Income (loss) from continuing operations................          (449)        2,071         (1,602)        3,906
DISCONTINUED OPERATIONS
  (Loss) from operation of discontinued businesses (less
    applicable income tax benefit of $770 for the six months
    ended April 30, 1999....................................            --            --             --        (1,205)
  Loss on disposal of discontinued Proponite operations,
    including provision for operating losses through
    disposal date (less applicable income tax benefit of
    $507 and $10,989).......................................            --          (793)            --       (17,189)
                                                                  --------      --------       --------      --------
    Loss from discontinued operations.......................            --          (793)            --       (18,394)
    Net income (loss).......................................          (449)        1,278         (1,602)      (14,488)
Retained earnings, beginning of period......................        63,291        63,176         64,444        78,942
                                                                  --------      --------       --------      --------
Retained earnings, end of period............................      $ 62,842      $ 64,454       $ 62,842      $ 64,454
                                                                  ========      ========       ========      ========
EARNINGS PER SHARE--Basic and Diluted:
  Income (loss) from continuing operations..................      $  (0.06)     $   0.28       $  (0.21)     $   0.54
  Loss from discontinued operations.........................            --         (0.11)            --         (2.53)
                                                                  --------      --------       --------      --------
    Basic and Diluted net income (loss).....................      $  (0.06)     $   0.17       $  (0.21)     $  (1.99)
                                                                  ========      ========       ========      ========

                                                                      FOR THE THREE              FOR THE SIX MONTHS
                                                                       MONTHS ENDED                    ENDED
                                                                        APRIL 30,                    APRIL 30,
                                                                  ----------------------       ----------------------
                                                                    2000          1999           2000          1999
Consolidated Statements of Comprehensive Income (Loss)            --------      --------       --------      --------
Net Income (Loss)...........................................      $  (449)       $1,278        $ (1,602)     $(14,488)
  Other comprehensive income (loss):
    Unrealized foreign currency translation adjustments.....       (3,832)        1,577          (8,558)       (2,384)
                                                                  -------        ------        --------      --------
  Comprehensive income (loss)...............................      $(4,281)       $2,855        $(10,160)     $(16,872)
                                                                  =======        ======        ========      ========

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS
                                                                ENDED APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    (1,602)   (14,488)
  Adjustments to reconcile net loss to net cash provided by
    operating activities -
    Loss from discontinued Proponite operations.............        --      1,205
    Estimated loss on disposal..............................        --     17,189
    Depreciation and amortization...........................    15,836     15,900
    Net (gain) on sale of equipment.........................    (1,041)      (223)
    Provision for losses on accounts receivable and
      inventory.............................................       906      1,030
    Joint venture income....................................      (256)      (205)
    Decrease (increase) in accounts receivable..............     5,021      3,159
    Decrease (increase) in inventories......................    (5,457)    (4,132)
    Decrease (increase) in other current assets.............      (672)      (931)
    Decrease (increase) in net assets held for sale.........      (270)     8,904
    Decrease (increase) in other assets.....................    (3,571)   (12,219)
    Increase (decrease) in accounts payable.................    10,173       (684)
    Increase (decrease) in accrued expenses.................    (3,151)    (4,339)
    Increase (decrease) in other long term liabilities......      (951)       130
                                                              --------   --------
      Net cash provided by operating activities.............    14,965     10,296
                                                              --------   --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................    (7,686)   (14,362)
  Sales and retirements of property, plant and equipment,
    net.....................................................     2,842        315
  Acquisition of subsidiary.................................        --     (1,948)
  Proceeds from sale of businesses..........................        --     13,316
                                                              --------   --------
      Net cash used in investing activities.................    (4,844)    (2,679)
                                                              --------   --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments)...............................   (10,015)   (12,371)
  Proceeds from issuance of common stock....................       558        363
                                                              --------   --------
      Net cash used in financing activities.................    (9,457)   (12,008)
                                                              --------   --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH....................       (94)     4,143
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH:............................       570       (248)
CASH AT BEGINNING OF PERIOD:................................     3,103      3,994
                                                              --------   --------
CASH AT END OF PERIOD:......................................  $  3,673   $  3,746
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest.................  $ 14,081   $ 15,737
                                                              --------   --------
  Cash paid during the period for--income taxes.............  $  1,852   $  1,338
                                                              --------   --------

  The accompanying notes to financial statement are an integral part of these statements.

                              AEP INDUSTRIES INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The financial information included herein has been prepared by AEP Industries Inc. (the "Company") without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of the Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all adjustments (which include only normal recurring adjustments) which in the opinion of the Company are necessary for a fair presentation of the results for the periods indicated.

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

(2) EARNINGS PER SHARE (EPS)

    Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended April 30, 2000 and 1999, were 7,493,930 and 7,293,743, respectively. The number of shares used in such computation for the six months ended April 30, 2000 and 1999, were 7,464,005 and 7,287,019, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended April 30, 2000 and 1999 were 7,595,298 and 7,451,401, respectively. The computation of diluted EPS includes 101,368 and 157,658 of incremental shares attributable to options outstanding and excludes 284,250 and 485,590 anti-dilutive options for the three months April 30, 2000 and 1999, respectively. The number of shares used in such computation for the six months ended April 30, 2000 and 1999 were 7,553,996 and 7,444,677, respectively. The computation of diluted EPS includes 89,991 and 157,658 of incremental shares attributable to options outstanding and excludes 284,250 and 485,590 anti-dilutive options for the six months April 30, 2000 and 1999, respectively. Due to the net loss for the three and six months ended April 30, 2000, the 101,368 and 89,991 of incremental shares attributable to options were not considered in computing diluted EPS as such options would be anti-dilutive.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                   APRIL 30, 2000   OCTOBER 31, 1999
                                                   --------------   ----------------
                                                            (IN THOUSANDS)
Raw Materials....................................      $23,282           $18,095
Finished Goods...................................       53,402            52,941
Supplies.........................................        3,886             4,543
                                                       -------           -------
                                                        80,570            75,579
Less: Inventory Reserve..........................       (1,127)           (1,319)
                                                       -------           -------
  Total Inventories, net.........................      $79,443           $74,260
                                                       -------           -------

    The LIFO method was used for determining the cost of approximately 51% and 50% of total inventories at April 30, 2000 and October 31, 1999, respectively.

(4) OTHER INCOME (EXPENSE)

    For the periods ended April 30, 2000 and 1999, other income (expense) consisted of the following:

                                                  FOR THE THREE          FOR THE SIX MONTHS
                                                  MONTHS ENDED                  ENDED
                                                    APRIL 30,                 APRIL 30,
                                               -------------------       -------------------
                                                 2000       1999           2000       1999
                                               --------   --------       --------   --------
                                                              (IN THOUSANDS)
Foreign currency exchange gains, net.........    $230       $372          $1,062     $  810
Gain on sale of building and equipment.......     472        164           1,041        195
Joint venture income, net....................      53         41             256        205
Other miscellaneous..........................    (178)      (134)            (82)       (14)
                                                 ----       ----          ------     ------
  Total......................................    $577       $443          $2,277     $1,196
                                                 ----       ----          ------     ------

(5) SEGMENT INFORMATION

    The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(5) SEGMENT INFORMATION (CONTINUED)
    Information about the Company's operations by geographical area as of and for the periods ended April 30, 2000 and 1999, respectively is as follows:

    For the three months ended April 30,:

                                                UNITED                           ASIA/
2000                                            STATES     CANADA     EUROPE    PACIFIC     TOTAL
----                                           --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Sales--external customers....................  $107,574   $11,288    $47,223    $18,054    $184,139
Intersegment sales...........................     5,022     1,269      1,334         --       7,625
Income (loss) from operations................     5,621     1,145        654       (154)      7,266

                                                  UNITED                           ASIA/
1999                                              STATES     CANADA     EUROPE    PACIFIC     TOTAL
----                                             --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Sales--external customers......................  $90,193     $9,083    $47,760    $18,718    $165,754
Intersegment sales.............................    2,945      2,321        797         --       6,063
Income from operations.........................    8,448      1,472        666        387      10,973

    For the six months ended April 30,:

                                                UNITED                           ASIA/
2000                                            STATES     CANADA     EUROPE    PACIFIC     TOTAL
----                                           --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Sales--external customers....................  $198,738   $20,066    $91,452    $37,729    $347,985
Intersegment sales...........................     8,213     3,946      2,260         --      14,419
Income from operations.......................     7,212     2,699        832        252      10,995

                                                UNITED                           ASIA/
1999                                            STATES     CANADA     EUROPE    PACIFIC     TOTAL
----                                           --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Sales--external customers....................  $170,232   $16,506    $93,080    $37,834    $317,652
Intersegment sales...........................     5,219     4,157      1,401         --      10,777
Income from operations.......................    17,977     2,483        602        491      21,553

(6) DISCONTINUED OPERATIONS

    In February 1999, the Company's management, with the concurrence of its Board of Directors, approved a formal plan to dispose of its Proponite business. On April 30,1999, the Company sold certain assets of the Proponite business to Applied Extrusion Technologies Inc. pursuant to a sales agreement, dated
March 4, 1999. The Company is in the process of cleaning its building site in readiness for its sale.

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

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(6) DISCONTINUED OPERATIONS (CONTINUED)
The total loss on disposal of the Proponite operations for the year ended October 31, 1999 was $17,189,000, net of tax benefits.

    Condensed financial information relating to the discontinued operations of Proponite is as follows:

                                                           APRIL 30,   OCTOBER 31,
                                                             2000         1999
                                                           ---------   -----------
                                                               (IN THOUSANDS)
Net assets of discontinued operations:
  Current assets.........................................   $  736        $  785
  Property, plant & equipment,-net.......................    6,555         6,555
                                                            ------        ------
    Total assets.........................................    7,291         7,340

Current liabilities (including provision for Disposal)...    2,772         3,091
                                                            ------        ------
Net assets of discontinued operations....................   $4,519        $4,249
                                                            ======        ======

                                                               FOR THE SIX
                                                                 MONTHS
                                                                  ENDED
                                                              APRIL 30,1999
                                                              -------------
Results of Operations:
  Net sales.................................................     $ 6,633
                                                                 -------
  Gross profit (loss).......................................        (873)
                                                                 -------
  Net loss..................................................     $(1,205)
                                                                 =======

(7) DEBT

    On April 19, 2000, the Company entered into an amendment to the Credit Agreement (the "Amendment"), dated as of October 11, 1996, as amended by Amendment No. 1, dated as of October 24, 1997 and Amendment No. 2, dated as of October 31, 1999. The principal effects of the Amendment relate to certain changes in the financial ratios contained in the Credit Agreement, the interest rates applicable to the Credit Agreement and the granting of security interests in accounts receivables and inventory located in North America and in 66% of the equity interest in certain foreign subsidiaries and the requirement, under certain circumstances to prepay amounts, as defined, under the Credit Agreement. The interest rate margins which determine the interest rates applicable to the loans under the Credit Agreement increased as follows: the margin applicable to Base Rate loans (formerly 0% to .75%) increased to a range from .25% to 2.00% and the margin applicable to LIBOR Rate loans (formerly .45% to 1.75%) increased to a range from 1.25% to 3.00%.

    As a result of the Amendment, the Company wrote off in April 2000 the unamortized prior amendment costs of $787,000 and capitalized $864,000 of new amendment fees in accordance with EITF 96-19

    The Amendment contains certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio, fixed charge coverage ratio and certain restrictions on, and not limited to, dividends, mergers, investments, asset sales and additional indebtedness.

    The Company was in compliance with all the covenants of the Amendment at April 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 AS COMPARED TO THREE MONTHS ENDED APRIL 30,
  1999

NET SALES AND GROSS PROFIT

    Net sales for the three months ended April 30, 2000 increased by $18.3 million, or 11.1%, to $184.1 million from $165.8 million for the three months ended April 30, 1999. Net sales in North America increased to $118.9 million during the 2000 period from $99.3 million during the 1999 period. This increase of 19.7% was primarily due to a 10.5% increase in per unit selling prices as a result of higher raw material costs, primarily resin, which were partially passed through to our customers. In addition to this increase in selling prices, sales volume increased by 8.4% for the quarter. Net sales in Europe decreased 1.1% to $47.2 million for the second quarter of fiscal 2000 from $47.8 million for the same period in fiscal 1999, primarily due to a 1.4% decrease in average selling prices attributable to the competitive market place. Net sales in Asia/Pacific decreased by 3.7% to $18.1 million during the 2000 period from $18.8 million for the 1999 period, primarily due to a 1.5% sales volume decrease in addition to a decrease of 2.1% in average selling prices which both resulted from the economic pressures in the region.

    Gross profit for the three months ended April 30, 2000 was $33.5 million compared to $38.1 million for the three months ended April 30, 1999. Gross profit in North America decreased $2.9 million or 10.8% to $23.5 million for the three months ended April 30, 2000 due to higher raw material costs, primarily resin, which have progressively increased in fiscal 1999 and the first six months of fiscal 2000. These increases have not all been passed through to customers and have been partially offset by lower fixed overhead costs per unit due to higher production volume for the period. Gross profit in Europe decreased 14.4% to $7.8 million for the three months ended April 30, 2000 primarily due to the continuing general economic pressures of the region and lower average selling prices, which resulted in lower margins. Asia/Pacific gross profit for the three months ended April 30, 2000 decreased by 18.0%, due to a 1.5% decrease in volume and lower average per unit selling prices in the region which were offset somewhat by benefits being realized in the consolidation of plant facilities in Australia.

OPERATING EXPENSES

    Operating expenses for the three months ended April 30, 2000, decreased 3.4% to $26.2 million from $27.1 million for the three months ended April 30, 1999. There were no significant decreases in any one major area of delivery, selling and general and administrative expenses for the period.

INTEREST EXPENSE

    Interest expense for the three months ended April 30, 2000 was $8.6 million compared to $8.0 million for the three months ended April 30, 1999. This increase in interest expense was primarily due to the amendment of the Company's Credit Agreement in April, 2000. This resulted in a write off in April 2000 of the unamortized prior debt issuance costs of $787,000 which was partially offset by having lower average debt outstanding for the period.

OTHER INCOME (EXPENSE)

    Other income (expense) for the three months ended April 30, 2000, amounted to $577,000. This amount included foreign currency exchange gains realized during the period, gains on sales of building and equipment and income from investment in a joint venture.

INCOME (LOSS) FROM CONTINUING OPERATIONS

    Net loss from continuing operations for the three months ended April 30, 2000, was $449,000 compared to net income from continuing operations of $2.1 million for the three months ended

April 30, 1999. This decrease was primarily due to the decrease in per unit gross profit margins, which was a direct result of increased raw material costs that were only partially passed through to customers as discussed above.

DISCONTINUED OPERATIONS

    In April, 1999, the Company revised its estimate of the net realizable value of the Proponite inventory on hand and charged an additional loss on disposal of assets for $793,000 net of tax benefits.

SIX MONTHS ENDED APRIL 30, 1999 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

NET SALES AND GROSS PROFIT

    Net sales for the six months ended April 30, 2000 increased by $30.3 million, or 9.5%, to $348.0 million from $317.7 million for the six months ended April 30, 1999. Net sales in North America increased 17.2% to
$218.8 million during the 2000 period from $186.7 million during the 1999 period. This increase was primarily due to a 4.1% increase in sales volume and a 12.6% increase in per unit selling prices as a result of higher raw material costs which were partially passed through to customers. Net sales in Europe decreased 1.8% to $91.5 million for the first six months of fiscal 2000 from $93.1 million for the first six months of fiscal 1999, primarily due to a 3.2% decrease in average selling prices, offset by a 1.5% volume increase. Net sales in Asia/Pacific decreased slightly to $37.7 million during the 2000 period from $37.8 million for the 1999 period, primarily due to a 1.7% decrease in average selling prices, which resulted from the economic pressures of the region, offset by an increase of 1.4% in sales volume.

    Gross profit for the six months ended April 30, 2000 was $61.8 million compared to $72.9 million for the six months ended April 30, 1999. Gross profit in North America decreased 18.2% to $41.5 million for the six months ended
April 30, 2000 due to higher raw material costs, primarily resin, which progressively increased in fiscal 1999 and the first six months of fiscal 2000 and a change in product mix to lower margin products. The Company's increased sales volume for the period helped lower fixed overhead costs which offset some of the increased costs. Gross profit in Europe decreased 8.4% to $15.5 million for the six months ended April 30, 2000, primarily due to increased raw material prices not passed through to customers and a charge to operations of approximately $551,000 relating to employee severance. This charge was partially offset by additional gross profit realized from the 1.5% increase in sales volume in spite of continuing general economic pressures in Europe, which resulted in lower average selling prices and lower margins. Asia/Pacific gross profit for the six months ended April 30, 2000 decreased by $422,000, or 8.1%, due to a 1.7% decrease in lower average per unit selling prices which resulted from the economic pressures of the region.

OPERATING EXPENSES

    Operating expenses for the six months ended April 30, 2000 decreased $548,000, or 1.1%, to $50.8 million from $51.4 million for the six months ended April 30, 1999. Selling and general and administrative expenses increased by $614,000 with no major increase in any one area, offset by a reduction in delivery expenses of $1.2 million, primarily due to a decrease in average third party delivery costs in North America.

INTEREST EXPENSE

    Interest expense for the six months ended April 30, 2000 was $16.0 million compared to $16.3 million for the six months ended April 30, 1999. This decrease in interest expense resulted from lower average debt outstanding for the period, which was offset by a charge to interest expense of $787,000, primarily due to the Company's amendment of its Credit Agreement in April 2000, which was a write off of the unamortized prior debt issuance costs.

OTHER INCOME (EXPENSE)

    Other income (expense) for the six months ended April 30, 2000 increased 90.4% to $2.3 million from $1.2 million for the period ended April 30, 1999. This amount included foreign currency exchange gains realized during the period, gains on sales of machinery and equipment, interest income earned for the period and income from investment in a joint venture.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

    Net loss from continuing operations for the six months ended April 30, 2000, was $1.6 million compared to net income from continuing operations of $3.9 million for the six months ended April 30, 1999. This decrease was primarily due to the decrease in per unit gross profit margins, which was a direct result of increased raw material costs that were only partially passed through to customers as discussed above.

DISCONTINUED OPERATIONS

    The loss from discontinued operations in 1999 of $18.4 million includes the net losses of the Proponite business of $1.2 million for the period ended January 31, 1999. This loss also consists of an after tax charge of $17.2 million, established to write down property, plant and equipment, inventory and other assets and to provide for closedown expenses and the net losses for the period ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed operations through cash flow generated from operations and borrowings by us or our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

    Our working capital was $40.5 million at April 30, 2000, compared to $44.4 million at October 31, 1999. This decrease of $3.9 million in working capital is primarily the result of the strengthening of the United States dollar during the first six months ended April 30, 2000, which further reduced translated working capital balances. The remaining increases and decreases in components of our financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility for an amount up to $75.0 million. As of April 30, 2000, there was $92.0 million outstanding under the term credit facility, which currently bears interest at the rate of 6.63% per annum. There are no outstanding borrowings under the revolving credit facility.

    On April 19, 2000, we entered into an amendment to the Credit Agreement (the "Amendment"). The principal effects of the Amendment relate to certain changes in the financial ratios contained in the Credit Agreement, the change of the interest rate applicable to the Credit Agreement and the granting of security interests in our accounts receivables and inventory located in North America and in 66% of our equity interest in certain foreign subsidiaries and the requirement, under certain circumstances to prepay amounts, as defined, under the Credit Agreement. The interest rate margins which determine the interest rates applicable to the loans under the Credit Agreement increased as follows: the margin applicable to Base Rate loans (formerly 0% to .75%) increased to a range from .25% to 2.00% and the margin applicable to LIBOR Rate loans (formerly
 .45% to 1.75%) increased to a range from 1.25% to 3.00%.

    The Credit Agreement, as amended, contains financial covenants, the most significant of which are a cash flow ratio and a fixed charge coverage ratio. For the period from February 1, 2000 through July 31, 2000, the cash flow ratio may not exceed 5.5:1. The fixed charge coverage ratio may not be less than 1.15:1 for the same period. The Indenture pursuant to which the 9.875% Senior Subordinated Notes were issued also contains customary covenants including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. We are currently in compliance with all of these covenants and we expect to remain in compliance with these covenants.

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At April 30, 2000 our aggregate amount outstanding under these facilities was approximately $7.2 million and approximately $44.0 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries.

    Our cash and cash equivalents were $3.7 million at April 30, 2000, as compared to $3.1 million at October 31, 1999. Net cash provided by operating activities during the six months ended April 30, 2000, was $15.0 million, primarily due to depreciation and amortization expense of $15.8 million, an increase in collection of accounts receivable of $5.0 million and an increase in trade accounts payable of $10.2 million offset by a net loss from continuing operations of $1.6 million, reduction in accrued liabilities of $4.1 million and additional investment in inventories and other assets of $10.3 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash used in investing activities during the six months ended April 30, 2000, was $4.8 million, resulting primarily from the net investment in capital expenditures of $7.7 million, which was offset by sales of machinery and equipment in the period of $2.9 million.

    Net cash used in financing activities for the six months ended April 30, 2000, was $9.5 million, reflecting net repayments of $10.0 million of current credit facilities offset by proceeds received from stock issuances of $558,000.

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

                                                       AEP INDUSTRIES INC.

Date:  June 13, 2000                                   By:             /s/ J. BRENDAN BARBA
                                                            -----------------------------------------
                                                                         J. Brendan Barba
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                                        EXECUTIVE OFFICER

Date:  June 13, 2000                                   By:              /s/ PAUL M. FEENEY
                                                            -----------------------------------------
                                                                          Paul M. Feeney
                                                                EXECUTIVE VICE PRESIDENT PRINCIPAL
                                                                 FINANCIAL AND ACCOUNTING OFFICER

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of AEP Industries Inc. was held on
April 11, 2000, for the purpose of electing three Class B directors and ratification of the appointment of auditors. Proxies for the Meeting were solicited pursuant to Section 14(A) of the Securities and Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

1. Management's nominee's for Class B directors as listed in the Proxy Statement were elected with the following vote:

                                                SHARES VOTED       SHARES       SHARES NOT
                                                   "FOR"          WITHHELD        VOTED
                                                ------------      --------      ----------
William H. Carter.........................        6,209,602        18,610       1,231,438
Adam H. Clammer...........................        6,210,052        18,160       1,231,438
Paul M. Feeney............................        6,210,037        18,175       1,231,438

2. The appointment of Arthur Andersen LLP as independent auditors was ratified by the following vote:

    SHARES VOTED        SHARES VOTED       SHARES       SHARES NOT
        "FOR"            "AGAINST"      "ABSTAINING"      VOTED
---------------------   ------------   --------------   ----------
 6,225,166                   796            2,250       1,231,438

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 10(f)(3)--Amendment No. 2 to Credit Agreement dated October 31,1999. Page 18

       Exhibit 10(f)(4)--Amendment No. 3 to Credit Agreement dated April 19,2000. Pages 19-27

       Exhibit 11--Computation of weighted average number of shares outstanding. Page 28

    (b) There were no current reports on Form 8-K filed during the quarter ended April 30, 2000.

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

      10(f)(3)          Amendment No. 2, dated as of October 31, 1999, to the 18
                        Credit Agreement dated as of October 11, 1996, among the
                        Company, the Morgan Guaranty Trust Company as Agent and the
                        Banks party thereto.

      10(f)(4)          Amendment No. 3, dated as of April 19, 2000, to the 19-27
                        Credit Agreement dated as of October 11, 1996, among the
                        Company, the Morgan Guaranty Trust Company as Agent and the
                        Banks party thereto.

      10(g)             Tender Offer to Purchase, dated as of August 10, 1995,
                        (incorporated by reference to Exhibit (a)(1) to Schedule 13E-4, as filed on August 10, 1995)

      10(h) Stock Purchase Agreement, dated as of August 2, 1995, between the Company and J. Brendan Barba (incorporated by reference to Exhibit (c) to Schedule 13E-4 as filed on August 10, 1995)

EXHIBIT NUMBER                             DESCRIPTION OF EXHIBIT                       PAGE
--------------          ------------------------------------------------------------  --------
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