Form 10-Q
period 2000-07-31
AEP INDUSTRIES INC
filed 2000-09-08
CIK 785787

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

             For the quarterly period ended July 31, 2000

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

                   YES /X/                                        NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                         SHARES OUTSTANDING AT
CLASS OF COMMON STOCK       AUGUST 31, 2000
---------------------    ---------------------
    $.01 Par Value             7,525,006

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS,EXCEPT SHARE AMOUNTS)

                                                               JULY 31,     OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $  3,666      $  3,103
  Accounts receivable, less allowance of $5,516 in 2000 and
    $5,342 in 1999 for doubtful accounts....................     99,016       110,848
  Inventories, net..........................................     77,260        74,260
  Net assets of discontinued operations.....................      5,372         4,249
  Other current assets......................................     13,819        11,309
                                                               --------      --------
    Total current assets....................................    199,133       203,769
                                                               ========      ========
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $142,616 in 2000 and
  $132,320 in 1999..........................................    210,482       232,421
GOODWILL, less accumulated amortization of $4,826 in 2000
  and $3,858 in 1999........................................     39,096        40,064
INVESTMENT IN JOINT VENTURE.................................     16,077        15,722
OTHER ASSETS................................................     25,216        23,015
                                                               --------      --------
    TOTAL ASSETS............................................   $490,004      $514,991
                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings.....................................   $ 28,578      $ 27,433
  Accounts payable..........................................     94,797        89,459
  Accrued expenses..........................................     35,297        42,454
                                                               --------      --------
    Total current liabilities...............................    158,672       159,346
LONG-TERM DEBT..............................................    264,722       281,172
OTHER LONG TERM LIABILITIES.................................      6,801         7,635
                                                               --------      --------
    Total liabilities.......................................    430,195       448,153
                                                               ========      ========
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares
    authorized; none outstanding............................         --            --
  Common stock--$.01 par value, 30,000,000 shares
    authorized; 10,182,042 and 10,093,793 shares, issued in
    2000 and 1999, respectively.............................        102           101
  Additional paid-in capital................................     94,032        92,992
  Treasury stock--common stock; at cost, 2,666,156 shares in
    2000 and 2,696,380 shares in 1999.......................    (59,221)      (59,892)
  Retained earnings.........................................     60,565        64,444
  Accumulated other comprehensive income (loss).............    (35,669)      (30,807)
                                                               --------      --------
    Total shareholders' equity..............................     59,809        66,838
                                                               --------      --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $490,004      $514,991
                                                               ========      ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE THREE         FOR THE NINE
                                                                 MONTHS ENDED          MONTHS ENDED
                                                                   JULY 31,              JULY 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
NET SALES...................................................  $178,160   $172,786   $526,145   $490,438
COST OF SALES...............................................   147,999    133,177    434,154    376,436
RESTRUCTURING CHARGE........................................     1,500         --      1,500      1,457
                                                              --------   --------   --------   --------
      Gross profit..........................................    28,661     39,609     90,491    112,545
                                                              --------   --------   --------   --------
OPERATING EXPENSES
  Delivery..................................................     9,581      9,749     27,059     28,389
  Selling...................................................     9,929      9,964     29,392     29,126
  General and Administrative................................     6,687      7,312     20,581     20,893
                                                              --------   --------   --------   --------
      Total operating expenses..............................    26,197     27,025     77,032     78,408
                                                              --------   --------   --------   --------
      Income from operations................................     2,464     12,584     13,459     34,137
                                                              --------   --------   --------   --------
OTHER INCOME (EXPENSE):
  Interest expense, net.....................................    (7,278)    (7,853)   (23,265)   (24,121)
  Other, net................................................       955        358      3,232      1,554
                                                              --------   --------   --------   --------
                                                                (6,323)    (7,495)   (20,033)   (22,567)
                                                              --------   --------   --------   --------
      Income (loss) before provision (benefit) for income
        taxes...............................................    (3,859)     5,089     (6,574)    11,570
PROVISION (BENEFIT) FOR INCOME TAXES........................    (1,583)     2,053     (2,695)     4,628
                                                              --------   --------   --------   --------
      Income (loss) from continuing operations..............    (2,276)     3,036     (3,879)     6,942
DISCONTINUED OPERATIONS
  (Loss) from operation of discontinued businesses (less
    applicable income tax benefit of $770 for the nine
    months ended July 31,1999...............................        --         --         --     (1,205)
  Loss on disposal of discontinued Proponite operations,
    including provision for operating losses through
    disposal date (less applicable income tax benefit of
    $10,989 for the nine months ended July 31, 1999.).......        --         --         --    (17,189)
                                                              --------   --------   --------   --------
      Loss from discontinued operations.....................        --         --         --    (18,394)
      Net income (loss).....................................    (2,276)     3,036     (3,879)   (11,452)
Retained earnings, beginning of period......................    62,841     64,454     64,444     78,942
                                                              --------   --------   --------   --------
Retained earnings, end of period............................  $ 60,565   $ 67,490   $ 60,565   $ 67,490
                                                              ========   ========   ========   ========
EARNINGS PER SHARE--Basic:
  Income (loss) from continuing operations..................  $  (0.30)  $   0.41   $  (0.52)  $   0.95
  Loss from discontinued operations.........................        --         --         --      (2.52)
                                                              --------   --------   --------   --------
      Basic net income (loss)...............................  $  (0.30)  $   0.41   $  (0.52)  $  (1.57)
                                                              ========   ========   ========   ========
EARNINGS PER SHARE--Diluted:
  Income (loss) from continuing operations..................  $  (0.30)  $   0.40   $  (0.52)  $   0.92
  Loss from discontinued operations.........................        --         --         --      (2.52)
                                                              --------   --------   --------   --------
      Diluted net income (loss).............................  $  (0.30)  $   0.40   $  (0.52)  $  (1.60)
                                                              ========   ========   ========   ========
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (Loss)...........................................  $ (2,276)  $  3,036   $ (3,879)  $(11,452)
  Other comprehensive income (loss):
    Unrealized foreign currency translation adjustments.....     3,696       (233)    (4,862)    (2,617)
                                                              --------   --------   --------   --------
  Comprehensive income (loss)...............................  $  1,420   $  2,803   $ (8,741)  $(14,069)
                                                              ========   ========   ========   ========

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                                ENDED JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (3,879)  $(11,452)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Loss from discontinued Proponite operations.............        --      1,205
    Estimated loss on disposal..............................        --     17,189
    Depreciation and amortization...........................    23,241     23,372
    Net (gain) on sale of equipment.........................    (1,013)      (304)
    Provision for losses on accounts receivable and
      inventory.............................................     1,318      1,424
    Joint venture income....................................      (580)      (179)
    Decrease (increase) in accounts receivable..............    10,819     (3,458)
    (Increase) in inventories...............................    (3,305)    (5,459)
    Decrease (increase) in other current assets.............    (2,510)       590
    Decrease (increase) in net assets held for sale.........    (1,123)     8,886
    (Increase) in other assets..............................    (2,201)   (11,889)
    Increase (decrease) in accounts payable.................     5,338       (989)
    (Decrease) in accrued expenses..........................    (6,172)    (5,623)
    Increase (decrease) in other long term liabilities......      (834)     1,288
                                                              --------   --------
      Net cash provided by operating activities.............    19,099     14,601
                                                              --------   --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................   (10,558)   (15,580)
  Sales and retirements of property, plant and equipment,
    net.....................................................     2,953        488
  Acquisition of subsidiary.................................        --     (1,948)
  Proceeds from sale of businesses..........................        --     13,316
                                                              --------   --------
      Net cash used in investing activities.................    (7,605)    (3,724)
                                                              --------   --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments)...............................   (15,305)   (16,893)
  Proceeds from issuance of common stock....................       727        901
                                                              --------   --------
      Net cash used in financing activities.................   (14,578)   (15,992)
                                                              --------   --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH....................     3,647      4,298
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH.............................       563       (817)
CASH AT BEGINNING OF PERIOD.................................     3,103      3,994
                                                              ========   ========
CASH AT END OF PERIOD.......................................  $  3,666   $  3,177
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest.................  $ 26,637   $ 27,609
                                                              --------   --------
  Cash paid during the period for--income taxes.............  $  2,700   $  3,724
                                                              ========   ========

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

(2) EARNINGS PER SHARE (EPS)

    Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended July 31, 2000 and 1999, were 7,510,156 and 7,363,249, respectively. The number of shares used in such computation for the nine months ended July 31, 2000 and 1999, were 7,481,632 and 7,313,437, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended July 31, 2000 and 1999 were 7,564,522 and 7,621,374 respectively. The computation of diluted EPS includes 54,366 and 258,125 options outstanding and excludes 351,270 and 12,520 anti-dilutive options for the three months July 31, 2000 and 1999, respectively. The number of shares used in such computation for the nine months ended July 31, 2000 and 1999 were 7,538,171 and 7,571,562, respectively. The computation of diluted EPS includes 56,539 and 258,125 options outstanding and excludes 332,070 and 12,520 anti-dilutive options for the months July 31, 2000 and 1999, respectively. Due to the net loss for the three and nine months ended July 31, 2000, the 54,366 and 56,539 options were not considered in computing diluted EPS as such options would be anti-dilutive.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                    JULY 31, 2000   OCTOBER 31, 1999
                                                    -------------   ----------------
                                                             (IN THOUSANDS)
Raw Materials.....................................     $19,176           $18,095
Finished Goods....................................      55,156            52,941
Supplies..........................................       3,935             4,543
                                                       -------           -------
                                                        78,267            75,579
Less: Inventory Reserve...........................      (1,007)           (1,319)
                                                       -------           -------
      Total Inventories, net......................     $77,260           $74,260
                                                       =======           =======

    The LIFO method was used for determining the cost of approximately 49% and 50% of total inventories at July 31, 2000 and October 31, 1999, respectively.

(4) OTHER INCOME (EXPENSE)

    For the periods ended July 31, 2000 and 1999, other income (expense) consisted of the following:

                                                   FOR THE THREE         FOR THE NINE
                                                   MONTHS ENDED          MONTHS ENDED
                                                     JULY 31,              JULY 31,
                                                -------------------   -------------------
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
Foreign currency exchange gains, net..........    $769      $ 401      $1,831     $1,211
Gain (loss) on sale of property & equipment...     (28)       109       1,013        304
Joint Venture, net............................     197        (26)        355        179
Other miscellaneous...........................      17       (126)         33       (140)
                                                  ----      -----      ------     ------
      Total...................................    $955      $ 358      $3,232     $1,554
                                                  ====      =====      ======     ======

(5) SEGMENT INFORMATION

    The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(5) SEGMENT INFORMATION (CONTINUED)
    Information about the Company's operations by geographical area and for the periods ended July 31, 2000 and 1999, respectively is as follows:

For the three months ended July 31,

                                                                       2000
                                               ----------------------------------------------------
                                                UNITED                            ASIA
                                                STATES     CANADA     EUROPE    PACIFIC     TOTAL
                                               --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Sales--external customers....................  $102,917   $11,617    $46,552    $17,074    $178,160
Intersegment sales...........................     5,591       786      1,479         --       7,856
Income (loss) from operations................     2,951       939     (1,106)      (320)      2,464

                                                                        1999
                                                ----------------------------------------------------
                                                 UNITED                            ASIA
                                                 STATES     CANADA     EUROPE    PACIFIC     TOTAL
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Sales--external customers.....................  $97,018    $10,853    $46,193    $18,722    $172,786
Intersegment sales............................    4,056      2,414      1,423         --       7,893
Income from operations........................    8,219      2,315      1,996         54      12,584

For the nine months ended July 31,

                                                                      2000
                                              ----------------------------------------------------
                                               UNITED                            ASIA
                                               STATES     CANADA     EUROPE    PACIFIC     TOTAL
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
Sales--external customers...................  $301,655   $31,683    $138,004   $54,803    $526,145
Intersegment sales..........................    13,804     4,732       3,739        --      22,275
Income (loss) from operations...............    10,163     3,638        (274)      (68)     13,459

                                                                      1999
                                              ----------------------------------------------------
                                               UNITED                            ASIA
                                               STATES     CANADA     EUROPE    PACIFIC     TOTAL
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
Sales--external customers...................  $267,250   $27,359    $139,273   $56,556    $490,438
Intersegment sales..........................     9,275     6,571       2,824                18,670
                                                                                   ---
Income from operations......................    26,196     4,798       2,598       545      34,137

    Income (loss) from operations in European segment for the three months ended July 31, 2000 and for the nine months ended July 31, 2000 include $1.5 million restructuring charge. See Note 8 for further discussion.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(6) DISCONTINUED OPERATIONS

    In February 1999, the Company's management, with the concurrence of its Board of Directors, approved a formal plan to dispose of its Proponite business. On April 30,1999, the Company sold certain assets of the Proponite business to Applied Extrusion Technologies Inc. pursuant to a sales agreement, dated
March 4, 1999. The building site has been prepared for its sale in the fourth quarter of fiscal 2000.

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

    Condensed financial information relating to the discontinued operations of Proponite is as follows:

                                                           JULY 30,   OCTOBER 31,
                                                             2000        1999
                                                           --------   -----------
                                                               (IN THOUSANDS)
Net assets of discontinued operations:
  Current assets.........................................   $  736       $  785
  Property and plant--net................................    6,555        6,555
                                                            ------       ------
      Total assets.......................................    7,291        7,340
  Current liabilities (including provision for
    Disposal)............................................    1,919        3,091
                                                            ------       ------
Net assets of discontinued operations....................   $5,372       $4,249
                                                            ======       ======

                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                               JULY 31, 1999
                                                              ---------------
Results of Operations:
  Net sales.................................................       $ 6,633
                                                                   -------
  Gross profit (loss).......................................       $  (873)
                                                                   -------
  Net loss..................................................       $(1,205)
                                                                   =======

(7) DEBT

    On April 19, 2000, the Company entered into an amendment to the Credit Agreement (the "Amendment"), dated as of October 11, 1996, as amended by Amendment No. 1, dated as of October 24, 1997 and Amendment No. 2, dated as of October 31, 1999. The principal effects of the Amendment relate to certain changes in the financial ratios contained in the Credit Agreement, the interest rates applicable to the Credit Agreement and the granting of security interests in accounts receivables and inventory located in North America and in 66% of the equity interest in certain foreign

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(7) DEBT (CONTINUED)
subsidiaries and the requirement, under certain circumstances to prepay amounts, as defined, under the Credit Agreement. The interest rate margins which determine the interest rates applicable to the loans under the Credit Agreement increased as follows: the margin applicable to Base Rate loans (formerly 0% to
 .75%) increased to a range from .25% to 2.00% and the margin applicable to LIBOR Rate loans (formerly .45% to 1.75%) increased to a range from 1.25% to 3.00%.

    As a result of the Amendment, the Company wrote off in the second quarter of fiscal 2000 the unamortized prior amendment costs of $787,000 to interest expense and capitalized $864,000 of new amendment fees in accordance with EITF 96-19.

    The Amendment contains certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio, fixed charge coverage ratio and certain restrictions on, but not limited to, dividends, mergers, investments, asset sales and additional indebtedness.

    The Company was in compliance with all the covenants of the Amendment at July, 31, 2000.

8) RESTRUCTURING CHARGE

    In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charge of $1,500,000 recorded in the third quarter in the cost of sales section of the income statement relates to the severance of all manufacturing personnel. The Company expects to incur approximately $2,800,000 in additional charges related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. The Company expects the plan and all related costs to be completed by April 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 AS COMPARED TO THREE MONTHS ENDED JULY 31, 1999

    NET SALES AND GROSS PROFIT

    Net sales for the three months ended July 31, 2000, increased by $5.4 million, or 3.1%, to $178.2 million from $172.8 million for the three months ended July 31, 1999. Net sales in North America increased to $114.5 million during the 2000 period from $107.8 million during the 1999 period. This increase of 6.2% was primarily due to a 9.0% increase in per unit selling prices as a result of higher raw material costs, primarily resin, which were partially passed through to our customers which was partially offset by a decrease of 2.6% in sales volume for the quarter. Net sales in Europe increased 1.0% to $46.6 million for the third quarter of fiscal 2000 from $46.2 million for the same period in fiscal 1999, primarily due to a 4.3% increase in average selling prices offset by a 3.3% reduction in sales volume attributable to the competitive market place. Net sales in Asia/Pacific decreased by 8.8% to $17.1 million during the 2000 period from $18.7 million for the 1999 period, primarily due to a 1.0% sales volume decrease in addition to a decrease of 8.0% in average selling prices both of which resulted from the economic pressures in the region.

    Gross profit for the three months ended July 31, 2000 was $28.7 million compared to $39.6 million for the three months ended July 31, 1999. Gross profit in North America decreased $5.8 million or 21.6% to $21.0 million for the three months ended July 31, 2000 due to higher raw material costs, primarily resin, which have progressively increased during fiscal 1999 and the first six months of fiscal 2000. These increases still have not all been passed through to customers and in addition as a result of the decrease in sales volume for the quarter, the company experienced additional costs for under-absorbed fixed overhead costs per unit due to lower production volume for the period. Gross profit in Europe decreased 43.5% to $5.8 million for the three months ended
July 31, 2000 partially due to a charge of $1.5 million associated with the shut down and consolidation of the Company's North Baddesley, England facilities. This charge and the continuing general economic pressures of the region resulted in lower volume, increased resin costs not completely passed through to customers and under-absorbed fixed overhead costs, which resulted in lower gross profit margins.. Asia/Pacific gross profit for the three months ended July 31, 2000 decreased by 26.9%, due to a 1.0% decrease in volume, an 8% decrease in average per unit selling prices and the inability to pass through increased raw material costs to its customers. The general economic pressures of the region would not allow any of the pass through of such costs.

    OPERATING EXPENSES

    Operating expenses for the three months ended July 31, 2000, decreased 3.0% to $26.2 million from $27.0 million for the three months ended July 31, 1999. There were no significant decreases in any one major area of delivery, selling and general and administrative expenses for the period.

    INTEREST EXPENSE

    Interest expense for the three months ended July 31, 2000 was $7.3 million compared to $7.9 million for the three months ended July 31, 1999. This decrease in interest expense was due to lower average debt outstanding for the period.

    OTHER INCOME (EXPENSE)

    Other income (expense) for the three months ended July 31, 2000, amounted to $955,000. This amount included foreign currency exchange gains realized during the period, gains on sales of property and equipment and income from investment in a joint venture.

    NET INCOME (LOSS)

    Net loss from continuing operations for the three months ended July 31, 2000, was $2.3 million compared to net income from continuing operations of $3.0 million for the three months ended July 31, 1999. This decrease was primarily due to the decrease in per unit gross profit margins, which was a direct result of increased raw material costs that were only partially passed through to customers as discussed above. The Company also incurred a charge of $1.5 million for the period for the close down of its facilities in England.

NINE MONTHS ENDED JULY 31, 2000 AS COMPARED TO NINE MONTHS ENDED JULY, 1999

    NET SALES AND GROSS PROFIT

    Net sales for the nine months ended July 31, 2000 increased by $35.7 million, or 7.3%, to $526.1 million from $490.4 million for the nine months ended July 31, 1999. Net sales in North America increased 13.2% to
$333.3 million during the 2000 period from $294.6 million during the 1999 period. This increase was primarily due to a 1.8% increase in sales volume and an 11.2% increase in per unit selling prices as a result of higher raw material costs which were partially passed through to customers. Net sales in Europe decreased 1.0% to $138.0 million for the first nine months of fiscal 2000 from $139.3 million for the first nine months of fiscal 1999, primarily due to a 1.0% decrease in average selling prices. Net sales in Asia/Pacific decreased 3.1% to $54.8 million during the 2000 period from $56.6 million for the 1999 period, primarily due to a 3.7% decrease in average selling prices, which resulted from the economic pressures of the region, offset by an increase of 1.0% in sales volume.

    Gross profit for the nine months ended July 31, 2000 was $90.5 million compared to $112.5 million for the nine months ended July 31, 1999. Gross profit in North America decreased 19.4% to $62.5 million for the nine months ended
July 31, 2000 due to higher raw material costs, primarily resin, which progressively increased during fiscal 1999 and the first six months of fiscal 2000 and a change in product mix to lower margin products. The Company's increased sales volume for the period helped lower fixed overhead costs per unit which offset some of the increased raw material costs. Gross profit in Europe decreased 25.6% to $22.8 million for the nine months ended July 31, 2000, primarily due to increased raw material prices not completely passed through to customers, a charge of $1.5 million associated with the shut down and consolidation of the Company's North Baddesley, England facilities and a additional charge to operations of approximately $551,000 relating to employee severance that was recorded in the second quarter of fiscal 2000. Asia/Pacific gross profit for the nine months ended July 31, 2000 decreased by $1.1 million, or 14.2%, due to a 3.8% decrease in lower average per unit selling prices and the inability to completely pass through raw material increased costs which all result from the economic pressures of the region.

    OPERATING EXPENSES

    Operating expenses for the nine months ended July 31, 2000 decreased
$1.4 million, or 1.8%, to $77.0 million from $78.4 million for the nine months ended July 31, 1999. Selling and general and administrative expenses had no major increases or decreases in any one area. Delivery expenses decreased
$1.3 million, primarily due to a decrease in average third party delivery costs in North America.

    INTEREST EXPENSE

    Interest expense for the nine months ended July 31, 2000 was $23.3 million compared to $24.1 million for the nine months ended July 31, 1999. This decrease in interest expense resulted from lower average debt outstanding for the period, which was offset by a charge to interest expense of

$787,000, primarily due to the Company's amendment of its Credit Agreement in April 2000, which represented a write off of the unamortized prior debt issuance costs.

    OTHER INCOME (EXPENSE)

    Other income (expense) for the nine months ended July 31, 2000 increased to $3.2 million from $1.6 million for the period ended July 31, 1999. This amount included foreign currency exchange gains realized during the period, gains on sales of machinery and equipment, interest income earned for the period and income from investment in a joint venture.

    NET INCOME (LOSS) FROM CONTINUING OPERATIONS

    Net loss from continuing operations for the nine months ended July 31, 2000, was $3.9 million compared to net income from continuing operations of $6.9 million for the nine months ended July 31, 1999. This decrease was primarily due to the decrease in per unit gross profit margins, which was a direct result of increased raw material costs that were only partially passed through to customers as discussed above. The Company also incurred a charge of $1.5 million for the period for the close down of its manufacturing facilities in England.

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

    Our working capital was $40.5 million at July 31 2000, compared to $44.4 million at October 31, 1999. This decrease of $3.9 million in working capital is primarily the result of the strengthening of the United States dollar during the nine months ended July 31, 2000, which further reduced translated working capital balances. The remaining increases and decreases in components of our financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility for an amount up to $75.0 million. As of July 31, 2000, there was $82.0 million outstanding under the term credit facility. There were no outstanding borrowings under the revolving credit facility.

    On April 19, 2000, we entered into an amendment to the Credit Agreement (the "Amendment"). The principal effects of the Amendment relate to certain changes in the financial ratios contained in the Credit Agreement, the change of the interest rate applicable to the Credit Agreement and the granting of security interests in our accounts receivables and inventory located in North America and in 66% of our equity interest in certain foreign subsidiaries. The interest rate margins which determine the interest rates applicable to the loans under the Credit Agreement increased as follows: the margin applicable to Base Rate loans (formerly 0% to .75%) increased to a range from .25% to 2.00% and the margin applicable to LIBOR Rate loans (formerly .45% to 1.75%) increased to a range from 1.25% to 3.00%.

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

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At July 31, 2000, our aggregate amount outstanding under these facilities was approximately $5.9 million and approximately $34.9 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations at such subsidiaries.

    Our cash and cash equivalents were $3.7 million at July 31, 2000, as compared to $3.1 million at October 31, 1999. Net cash provided by operating activities during the nine months ended July 31, 2000, was $19.1 million, primarily due to depreciation and amortization expense of $23.2 million, an increase in collection of accounts receivable of $10.8 million and an increase in trade accounts payable of $5.3 million offset by a net loss from continuing operations of $3.9 million, reduction in accrued liabilities of $7.0 million and additional investment in inventories and other assets of $11.0 million. The net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash used in investing activities during the nine months ended July 31, 2000, was $7.6 million, resulting primarily from the net investment in capital expenditures of $10.6 million, which was offset by sales of machinery and equipment in the period of $3.0 million.

    Net cash used in financing activities for the nine months ended July 31, 2000, was $14.6 million, reflecting net repayments of $15.3 million of current credit facilities offset by proceeds received from stock issuances of $727,000.

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

                                                                    AEP INDUSTRIES INC.

Date: September 8, 2000                                             /s/ J. BRENDAN BARBA
                                                      ------------------------------------------------
                                                                      J. Brendan Barba
                                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                                                AND CHIEF EXECUTIVE OFFICER

Date: September 8, 2000                                              /s/ PAUL M. FEENEY
                                                      ------------------------------------------------
                                                                       Paul M. Feeney
                                                                  EXECUTIVE VICE PRESIDENT
                                                         PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Computation of weighted average number of shares outstanding. Page 17

    (b) There were no current reports on Form 8-K filed during the quarter ended July 31, 2000.

                                                                      EXHIBIT 11

                              AEP INDUSTRIES INC.
        COMPUTATION OF THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
               FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2000

                                               FOR THE THREE MONTHS ENDED JULY 31,         FOR THE NINE MONTHS ENDED JULY 31,
                                            -----------------------------------------   -----------------------------------------
                                                                     WEIGHTED AVERAGE                            WEIGHTED AVERAGE
                                             NUMBER OF                  NUMBER OF        NUMBER OF                  NUMBER OF
                             SHARES OF         DAYS       DAYS IN         SHARES           DAYS       DAYS IN         SHARES
                            COMMON STOCK    OUTSTANDING    PERIOD      OUTSTANDING      OUTSTANDING    PERIOD      OUTSTANDING
                           --------------   -----------   --------   ----------------   -----------   --------   ----------------
2000
November 1-October 31....    7,397,413                                  7,397,413                                   7,397,413

Shares Issued:
November 8, 1999.........       90,200          92           92            90,200           267         274            87,896
November 8, 1999.........      (49,552)         92           92           (49,552)          267         274           (48,286)
November 11, 1999........        3,000          92           92             3,000           264         274             2,891
November 19, 1999........          600          92           92               600           256         274               561
November 23, 1999........          200          92           92               200           252         274               184
December 7, 1999.........          300          92           92               300           238         274               261
December 29, 1999........        3,200          92           92             3,200           216         274             2,523
January 3, 2000..........        8,451          92           92             8,451           211         274             6,508
January 28, 2000.........       17,400          92           92            17,400           186         274            11,812
January 28, 2000.........       (7,708)         92           92            (7,708)          186         274            (5,232)
February 4, 2000.........        1,340          92           92             1,340           179         274               875
February 4, 2000.........         (493)         92           92              (493)          179         274              (322)
February 9, 2000.........        1,000          92           92             1,000           174         274               635
February 10, 2000........        2,750          92           92             2,750           173         274             1,736
February 16, 2000........        1,800          92           92             1,800           167         274             1,097
February 25, 2000........       30,224          92           92            30,224           158         274            17,428
March 23, 2000...........        1,000          92           92             1,000           131         274               478
March 27, 2000...........        3,000          92           92             3,000           127         274             1,391
April 6, 2000............        3,000          92           92             3,000           117         274             1,281
April 10, 2000...........          300          92           92               300           113         274               124
April 13, 2000...........          200          92           92               200           110         274                80
April 25, 2000...........          200          92           92               200            98         274                72
July 5, 2000.............        7,861          27           92             2,307            27         274               227
July 21, 2000............          200          11           92                24            11         274                 1
                             ---------                                  ---------                                   ---------
Total Weighted Average
  Shares.................    7,515,886                                  7,510,156                                   7,481,632
Total Dilutive Stock
  options................           --                                     54,366                                      56,539
                             ---------                                  ---------                                   ---------
      Total Shares.......    7,515,886                                  7,564,522                                   7,538,171
                             =========                                  =========                                   =========

                                               FOR THE THREE MONTHS ENDED JULY 31,         FOR THE NINE MONTHS ENDED JULY 31,
                                            -----------------------------------------   -----------------------------------------
                                                                     WEIGHTED AVERAGE                            WEIGHTED AVERAGE
                                             NUMBER OF                  NUMBER OF        NUMBER OF                  NUMBER OF
                             SHARES OF         DAYS       DAYS IN         SHARES           DAYS       DAYS IN         SHARES
                            COMMON STOCK    OUTSTANDING    PERIOD      OUTSTANDING      OUTSTANDING    PERIOD      OUTSTANDING
                           --------------   -----------   --------   ----------------   -----------   --------   ----------------
1999
November 1-October 31....    7,277,701                                  7,277,701                                   7,277,701

Shares Issued:
November 4, 1998.........          400          92           92               400           270         273               396
November 18, 1998........        1,800          92           92             1,800           256         273             1,688
January 4, 1999..........       10,187          92           92            10,187           209         273             7,799
January 29, 1999.........          600          92           92               600           184         273               404
March 5, 1999............        1,800          92           92             1,800           149         273               982
April 19, 1999...........          900          92           92               900           104         273               343
April 23, 1999...........        1,400          92           92             1,400           100         273               513
April 27, 1999...........          200          92           92               200            96         273                70
April 28, 1999...........       48,420          92           92            48,420            95         273            16,849
April 29, 1999...........          200          92           92               200            94         273                69
April 29, 1999...........          400          92           92               400            94         273               138
May 4, 1999..............        3,700          89           92             3,579            89         273             1,206
May 7, 1999..............          400          86           92               374            86         273               126
May 10, 1999.............          400          83           92               361            83         273               122
May 12, 1999.............        2,200          81           92             1,937            81         273               653
May 17, 1999.............          180          76           92               149            76         273                50
May 18, 1999.............          400          75           92               326            75         273               110
May 19, 1999.............        1,200          74           92               965            74         273               325
May 21, 1999.............          200          72           92               157            72         273                53
May 25, 1999.............          400          68           92               296            68         273               100
May 26, 1999.............          400          67           92               291            67         273                98
May 28, 1999.............        2,400          65           92             1,696            65         273               571
June 2, 1999.............        1,300          60           92               848            60         273               286
June 11, 1999............        3,900          51           92             2,162            51         273               729
June 17, 1999............          200          45           92                98            45         273                33
June 18, 1999............          400          44           92               191            44         273                64
July 1, 1999.............        8,283          31           92             2,791            31         273               941
July 8, 1999.............        1,200          24           92               313            24         273               105
July 9, 1999.............        8,372          23           92             2,093            23         273               705
July 12, 1999............          600          20           92               130            20         273                44
July 13, 1999............          200          19           92                41            19         273                14
July 16, 1999............          200          16           92                35            16         273                12
July 19, 1999............          600          13           92                85            13         273                29
July 20, 1999............        1,000          12           92               130            12         273                44
July 21, 1999............          200          11           92                24            11         273                 8
July 26, 1999............          200           6           92                13             6         273                 4
July 27, 1999............        1,200           5           92                65             5         273                22
July 29, 1999............        2,800           3           92                91             3         273                31
                             ---------                                  ---------                                   ---------
Total Weighted Average
  Shares.................    7,386,543                                  7,363,249                                   7,313,437
Total Dilutive Stock
  options................           --                                    258,125                                     258,125
                             ---------                                  ---------                                   ---------
      Total Shares.......    7,386,543                                  7,621,374                                   7,571,562
                             =========                                  =========                                   =========