Form 10-K
period 2000-10-31
AEP INDUSTRIES INC
filed 2001-01-29
CIK 785787

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-14550
                            ------------------------

                              AEP INDUSTRIES INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                               22-1916107
    (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)

          125 PHILLIPS AVENUE                          07606-1546
      SOUTH HACKENSACK, NEW JERSEY                     (zip code)
(Address of principal executive offices)

                                 (201) 641-6600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

            (Title of each class)               (Name of each exchange on which registered)
                    NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant was approximately $166,832,693 based upon the closing price of the stock, which was $44.69 on December 31, 2000.

    The number of shares of the Registrant's common stock outstanding as of December 31, 2000, was 7,610,544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

    Proxy Statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on April 10, 2001--Part III, except as specifically excluded in the Proxy statement.

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

PRODUCTS

    We are a leading worldwide manufacturer of plastic packaging films. We manufacture and market an extensive and diverse line of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. Flexible packaging and film products are thin, ductile bags, sacks, labels and films used for food and non-food consumer, agricultural and industrial items. Flexible packaging containers not only protect their contents, they are also cost-effective, space-saving, lightweight, tamper-evident, convenient and often recyclable. The flexible packaging and film products manufactured by us are used in a variety of industries, including the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries.

    The following table summarizes our product lines:

PRODUCT                      LOCATION               MATERIAL                 USES
-------                ---------------------  ---------------------  ---------------------
polyvinyl chloride     North America,         polyvinyl chloride     meat and food wrap,
  wrap                 Europe, Asia/Pacific                          institutional films
                                                                     and twist wrap

industrial films       United States,         polyethylene           drum, box, carton,
                       Europe, Asia/Pacific   polypropylene          and pail liners; bags
                                                                     for furniture and
                                                                     mattresses; films to
                                                                     cover high value
                                                                     products; barrier
                                                                     films; cheese films
                                                                     and freezer wraps

stretch (pallet) wrap  North America,         polyethylene           pallet wrap
                       Europe, Asia/Pacific

printed and converted  Europe, Asia/Pacific   primarily              printed, laminated
  films                                       polyethylene           and/or converted
                                                                     films providing
                                                                     flexible packaging to
                                                                     consumer markets

other products and     North America,         various                manufactured and
  specialty films      Europe, Asia/Pacific   thermoplastics and     resale items used in
                                              machinery              packaging

    We currently have manufacturing operations located in 11 countries. We divide our operations geographically into three principal regions, North America, Europe and Asia/Pacific. During fiscal 2000, North America, Europe and Asia/Pacific represented 64%, 26% and 10%, respectively, of our sales.

NORTH AMERICAN OPERATIONS

RESINITE (POLYVINYL CHLORIDE)

    We manufacture polyvinyl chloride food wrap for the supermarket, consumer, institutional and industrial markets in North America, offering a broad range of products with approximately 45 different formulations. These films are used for packaging of fresh red meats, poultry, fish, fruits and vegetables and bakery products.

    Our Resinite facility also manufactures dispenser (cutter) boxes containing polyvinyl chloride food wrap for sales to consumers and institutions, including restaurants, schools, hospitals and penitentiaries. Our most popular branded institutional polyvinyl chloride food wrap is marketed under the SEAL WRAP-REGISTERED TRADEMARK- name. A substantial part of this product is sold to large paper and food distributors, with the rest sold directly to supermarket chains.

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

STRETCH WRAP

    We manufacture a family of high performance stretch wrap for wrapping and securing palletized products for shipping. We also market a wide variety of stretch wrap designed for commodity and specialty uses. We sell approximately 90% of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis. Since the industry still is experiencing overcapacity in the marketplace, we have reduced our stretch wrap capacity, rationalized our sales force, consolidated our distribution activities and reformulated certain stretch products to help us realize significant cost reductions.

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

EUROPEAN FLEXIBLES

    Our European Flexibles division manufactures flexible packaging and converted films used in the food processing and pharmaceutical industries, including freezer film, processed cheese innerwrap and tamper-evident seals. European Flexibles also manufactures and sells polyethylene-based stretch wrap for wrapping and securing pallet loads. European Flexibles sells 73% of its stretch wrap to distributors, and 27% directly to end-users.

FIAP

    Through FIAP, we manufacture polyvinyl chloride food wrap, unplasticized polyvinyl chloride twist wrap, and converted and printed films. FIAP is known as a specialist in unplasticized polyvinyl chloride twist wrap, which is used to wrap candles, candies and similar products. This product has performance characteristics similar to cellophane and is emerging as a low cost substitute. We believe unplasticized polyvinyl chloride, because of its performance characteristics, has significant growth potential opportunities as a replacement for cellophane. In addition, we believe opportunities are developing for new uses for this wrap, such as battery covers and credit card laminates.

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

    We sell the majority of the products we manufacture in Australia and New Zealand to end-users and the remainder to distributors. The markets for plastic packaging products in Australia and New Zealand are relatively small, offering limited growth opportunities. However, since New Zealand and Australia are significant exporters of high protein products, we expect to participate in the growing market for packaging materials for these products for export to China and Southeast Asia.

    We also have a 50% joint venture in Japan with Hitachi Chemical Co., Ltd. The joint venture, known as Hitichi Chemical Filtee, Inc., supplies polyvinyl chloride food wrap to the Japanese market. We account for the joint venture on an equity basis.

MANUFACTURING

    We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from stock, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products.

    We manufacture polyvinyl chloride food wrap in Griffin, Georgia, in Europe at three Resinite plants strategically located in United Kingdom, Spain, and France, in Australia and in New Zealand. In fiscal 2000, we announced the closing of our United Kingdom manufacturing operations and the move of its production equipment to Spain, and we are in the process of doing so.

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

PRODUCTION

    In the film manufacturing process, resins with various properties are blended with chemicals and other concentrates to achieve a wide range of specified product characteristics, such as color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. The gauges of our products range from less than one mil (.001 inches) to more than 20 mils. Our extrusion equipment can produce printed products and film up to 40 feet wide. The blending of various kinds of resin combined with chemical and color additives is computer controlled to avoid waste and to maximize product consistency. The blended mixture is melted by a combination of applied heat and friction under pressure and then is mechanically mixed. The mixture is then forced through a die, at which point it is expanded into a flat sheet or a vertical tubular column of film and cooled. Several mixtures can be forced through separate dies simultaneously to produce a multi-layered film (co-extrusion), each layer having specific and distinct characteristics. The film can then be shipped to a customer or can be further processed and then shipped.

    Generally, our manufacturing plants operate 24 hours a day, seven days a week, except for plants located in areas where hours of operation are limited by law, local custom or in cases when 24 hour operations are not economically advantageous.

    We have regularly upgraded or replaced older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, which included the construction of new manufacturing, warehouse and sales facilities, the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. We have shifted production among our plants to improve efficiency and cost savings and are upgrading and replacing equipment at certain of these facilities in order to increase production capacity and enhance efficiency. We will continue to upgrade or replace equipment, as we deem appropriate.

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

RAW MATERIALS

    We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. Most of our purchases of resin in fiscal 2000 have been from 17 of the 19 major international resin suppliers, none of which accounted for more than 19% of our requirements. We believe that the loss of any resin supplier would not have a materially adverse effect on us.

    The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs can not be passed on to customers. The cost of resin typically comprises approximately 67% of a manufacturer's cost of goods sold. With limited exceptions, we have historically been able to pass on substantially all of the price increases in raw materials to our customers on a penny for penny basis. During fiscal 1999 and fiscal 2000, as a result of the frequent increases in resin prices, customer resistance and competitive pressure, we were not able to pass on a large part of these increases, and this adversely affected our revenue, gross profit and earnings. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

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

    We believe that our research and development efforts, our high efficiency equipment, which is both automated and microprocessor-controlled, and the technical training given to our sales personnel enhance our ability to expand our sales in all of our product lines. An important component of our marketing philosophy is the ability of our sales personnel to provide technical assistance to customers. Our sales force regularly consults with customers with respect to performance of our products and the customers' particular needs and communicates with appropriate research and development staff regarding these matters. In conjunction with the research and development staff, sales personnel are often able to recommend a product or suggest a resin blend to produce the product with the characteristics and properties which best suit the customers' requirements.

    We market our polyethylene products in North America, principally through our own sales force under the supervision of national and regional managers. We generally sell either directly to customers who are end-users of our products or to distributors for resale to end-users.

    We market our polyvinyl chloride and our stretch film products in North America primarily through large distributors. Because we have expanded and continue to expand our product lines, sales personnel are able to offer a broad line of products to our customers.

    During fiscal 2000 and fiscal 1999, approximately 61% and 62%, respectively, of our sales in North America were directly to distributors with the balance representing sales to end-users. We serve approximately 16,000 customers, none of which accounts for more than 5% of our net sales.

    Sales and marketing efforts in Europe and in the Asia/Pacific region are primarily by our sales force to end-users, although distributors are used in cases where the distributor adds value to the customer. Sales offices are assigned to each of our plants.

DISTRIBUTION

    We believe that the timely delivery to customers of our products is a critical factor in our ability to maintain our market position. Domestically, we used both internal and external sources of distribution. Most of our deliveries were by dedicated service haulers, contract carriers and common carriers. Through September 2000, we maintained a fleet of 16 trucks, most of which we leased, for the delivery to customers of approximately 9% of our products. However, starting in October 2000, we only use dedicated service haulers, contract carriers and common carriers for all of our deliveries. This will enable us to better control the distribution process and thereby insure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

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

RESEARCH AND DEVELOPMENT

    We have a research and development department with a staff of approximately 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote substantial amounts of time to research and development activities. The principal efforts of our research and development department are directed to maintaining and improving quality control in our manufacturing operations, assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2000, we focused a significant portion of our research and development efforts on co-extruded, high barrier one sided cling film and MAPAC-Registered Trademark- (modified atmosphere packaging, designed to either contain gases or allow the migration of gases) technologies.

    Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2000, 1999 and 1998, we spent approximately $1.5 million, $1.6 million and $1.5 million, respectively, for research and development activities for continuing operations.

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

    We compete principally with (i) local manufacturers, who compete with us in specific geographic areas, generally within a 500 mile radius of their plants,
(ii) companies which specialize in the extrusion of a limited group of products, which they market nationally, and (iii) a limited number of manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities domestically and internationally. We believe we also compete on the basis of quality, service and product differentiation.

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

    In addition, under certain environmental laws, a current or previous owner or operator of property may be jointly and severally liable for the costs of investigation, removal or remediation of certain substances on, under or in such property, without regard to negligence or fault. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. In addition, persons who generate or arrange for the disposal or treatment of hazardous substances may be jointly and severally liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by such person. Responsible parties also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. We believe that there are no current environmental matters, which would have a material adverse effect on our financial position or results of operations.

EMPLOYEES

    At October 31, 2000, we had approximately 3,100 employees worldwide, including officers and administrative personnel. In North America, we have three collective bargaining agreements covering 342 employees. These agreements expire in March 2001, in February 2002 and in February 2005. Further, we have collective bargaining agreements at 16 international facilities, covering substantially all of the hourly employees at these facilities. As is common in many foreign jurisdictions, substantially all of our employees in these foreign jurisdictions are also covered by countrywide collective bargaining agreements. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business.

MANAGEMENT

    At January 29, 2001, our directors and executive officers are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
J. Brendan Barba..........................     60      Chairman of the Board, President and CEO
Paul M. Feeney............................     58      Executive Vice President, Finance and CFO
                                                         and Director
John J. Powers............................     36      Executive Vice President, Sales and
                                                       Marketing
David J. Cron.............................     46      Executive Vice President, Manufacturing
Edgar Reich...............................     58      Executive Vice President, International
                                                         Operations
Paul C. Vegliante.........................     35      Executive Vice President, Operations
Lawrence R. Noll..........................     52      Vice President, Controller and Director
James B. Rafferty.........................     48      Vice President and Treasurer
Jean L'Allier.............................     45      Vice President, Secretary, and General
                                                       Counsel
Kenneth Avia..............................     58      Director
William H. Carter.........................     47      Director
Adam H. Clammer...........................     30      Director
Paul E. Gelbard...........................     70      Director
Lee C. Stewart............................     52      Director
William F. Stoll..........................     52      Director
Scott M. Stuart...........................     41      Director

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

    PAUL C. VEGLIANTE was elected Executive Vice President, Operations in December 1999. Prior thereto he was Vice President, Operations since June 1997 and held various other positions with our company during the previous three years.

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

    ADAM H. CLAMMER has served as a director of our company since
September 1999. Mr. Clamer has been an executive of Kohlberg Kravis Roberts & Co. from 1996 and was employed by Morgan Stanley & Co. from 1992 to 1995 as a investment banker.

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

    WILLIAM F. STOLL has served as a director of our company since
December 1999. Mr. Stoll has been a Senior Vice President and General Counsel to Borden, Inc. since April 1998 and is a partner of Borden Capital Management Partners and Chairman of Wise Foods, Inc., affiliates of Borden, Inc. Prior thereto he was employed as a counsel to Westinghouse Electric Corporation for more than 20 years, his most recent position being Vice President and Deputy General Counsel since 1993.

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

    The Governance Agreement also provides that Borden will have certain rights to designate directors to serve on specified committees, that the approval of a number of directors that represent at least 66 2/3% of the total number of directors will be required on certain specific board actions, and that, as long as Borden owns in excess of 25% of our outstanding shares, a Borden-designated director must be part of the 66 2/3% majority. The Governance Agreement also provides Borden with preemptive rights to purchase additional shares in order to maintain its percentage ownership of our outstanding shares so long as Borden stockholdings is at least 20%.

ITEM 2.  PROPERTIES

    Our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

    We own all of our manufacturing facilities except for certain facilities in Australia and New Zealand. Sales offices are located at each of our plants.

    We are in the process of selling certain properties formerly used in the business located at Moonachie, New Jersey, and Scarborough, Ontario, Canada.

    The following chart sets forth the properties owned and operated by the
Company:

                                                               APPROXIMATE
LOCATION(1)                                                   SQUARE FOOTAGE
-----------                                                   --------------
NORTH AMERICA
  Griffin, Georgia..........................................     330,000
  Wright Township, Pennsylvania.............................     328,000
  Matthews, North Carolina..................................     242,000
  Gainesville, Texas........................................     220,000
  Alsip, Illinois...........................................     182,000
  West Hill, Ontario, Canada................................     117,000
  Chino, California.........................................     115,000
  Waxahachie, Texas.........................................     100,000
  Edmonton, Alberta, Canada.................................      15,000
ASIA/PACIFIC
  Auckland, New Zealand.....................................     154,000
  Christchurch, New Zealand.................................     128,000
  Shimodate, Japan..........................................      69,000
  Sydney, Australia.........................................     180,000
  Melbourne, Australia......................................      45,000
EUROPE
  Apeldoorn, Holland........................................     267,000
  Ghlin, Belgium............................................     223,000
  Turate, Italy.............................................     220,000
  Seano, Italy..............................................      38,000
  Fecamp, France............................................     105,000
  Southampton, England......................................      61,000
  Alicante, Spain...........................................      52,000
  Barbezieux, France........................................      25,000

------------------------
(1) Where we maintain multiple facilities at any particular location, the square footage has been aggregated. All facilities are owned by us, except for the following facilities, subject to leasehold interests, which begin expiring in 2001: Christchurch, New Zealand, Auckland, New Zealand; Sydney, Australia (one of two facilities); and Melbourne, Australia.

    We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs. However, we are in the process of increasing capacity and automating some manufacturing operations and relocating and consolidating some manufacturing operations in Europe.

    In fiscal 1999 we closed our Proponite facility in North Andover and completed its sale during fiscal 2000. In aggregate, we currently use approximately 4 million square feet of manufacturing, office and warehouse. Sales offices are assigned to each of our plants. As of October 31, 2000, our manufacturing facilities had a combined average annual production capacity exceeding 1.2 billion pounds.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Our Common Stock is quoted on the Nasdaq National Market under the symbol "AEPI." The high and low closing prices for our Common Stock, as reported by Nasdaq Stock Market, Inc., for the two fiscal years ended October 31, 2000 and 1999, respectively, are as follows:

                                                                  PRICE RANGE
                                                              -------------------
FISCAL YEAR AND PERIOD                                          HIGH       LOW
----------------------                                        --------   --------
1999
  First quarter ended (Nov.-Jan.)...........................   $24.50     $19.38
  Second quarter ended (Feb.-Apr.)..........................    31.50      17.88
  Third quarter ended (May-July)............................    38.13      24.75
  Fourth quarter ended (Aug.-Oct)...........................    39.00      29.00
2000
  First quarter ended (Nov.-Jan.)...........................   $32.63     $23.50
  Second quarter ended (Feb.-Apr.)..........................    33.75      21.00
  Third quarter ended (May-July)............................    27.00      15.75
  Fourth quarter ended (Aug.-Oct)...........................    34.50      26.38

    On December 31, 2000, the closing price for a share of our common stock, as reported by Nasdaq, was $44.69.

    As of December 31, 2000, our common stock was held by approximately 1,800 stockholders of record or through nominee or street name accounts with brokers.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEARS ENDED OCTOBER 31,
                                            ----------------------------------------------------
                                              1996      1997*      1998*       1999       2000
                                            --------   --------   --------   --------   --------
(IN THOUSANDS EXCEPT PER SHARE)

STATEMENT OF OPERATIONS DATA:
Net sales.................................  $270,534   $709,072   $666,556   $670,052   $701,321
Gross profit..............................    54,853    145,037    146,835    142,005    123,509
Income from operations....................    15,538     38,006     42,047     37,212     20,956
Interest (expense)........................   (11,517)   (30,061)   (33,780)   (31,489)   (31,845)
Other income (expense)....................       390      3,285      1,465      2,163      3,805
                                            --------   --------   --------   --------   --------
Pre-tax income (loss).....................     4,411     11,230      9,732      7,886     (7,084)
Income tax provision (benefit)............     1,858      3,901      3,961      3,413     (2,813)
                                            --------   --------   --------   --------   --------
Income (loss) from continuing
  operations..............................     2,553      7,329      5,771      4,473     (4,271)
Income (loss) from discontinued operations
  and extraordinary (loss)................        --      1,242     (5,508)   (18,971)       222
                                            --------   --------   --------   --------   --------
Net income (loss).........................  $  2,553   $  8,571   $    263   $(14,498)  $ (4,049)
                                            ========   ========   ========   ========   ========
Basic net income (loss) per share:
  Basic income (loss) from continuing
    operations............................  $   0.52   $   1.02   $   0.79   $   0.61   $  (0.57)
  Basic income (loss) from discontinued
    operations and extraordinary (loss)...        --       0.17      (0.75)     (2.59)      0.03
                                            --------   --------   --------   --------   --------
  Basic net income (loss).................  $   0.52   $   1.19   $   0.04   $  (1.98)  $  (0.54)
                                            ========   ========   ========   ========   ========
Diluted net income (loss) per share:
  Diluted income from continuing
    operations............................  $   0.49   $   0.98   $   0.78   $   0.60   $  (0.57)
  Diluted income (loss) from discontinued
    operations and extraordinary (loss)...        --       0.17      (0.75)     (2.59)      0.03
                                            --------   --------   --------   --------   --------
  Diluted net income (loss)...............  $   0.49   $   1.15   $   0.03   $  (1.99)  $  (0.54)
                                            ========   ========   ========   ========   ========

BALANCE SHEET DATA:
Total assets..............................  $611,665   $609,280   $569,090   $514,991   $471,690
Total debt (including current portion)....   377,545    377,006    332,785    308,605    281,182
Shareholders' equity......................    95,133     87,982     86,301     66,838     52,830

------------------------

* Selected consolidated financial data for the years ended October 31, 1997 and 1998 have been restated to record the disposal of the Proponite division, which has been accounted for as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Our primary business is the manufacture and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. We currently have manufacturing operations located in 11 countries in North America, Europe, and the Asia/Pacific region. We manufacture plastic films principally from resins blended with other raw materials. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

    Resin costs generally constitute approximately 67% of the cost of goods sold. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should therefore result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins.

    On October 11, 1996, we acquired the global packaging operations of Borden, Inc., which we sometimes refer to as the Borden packaging acquisition. The purchase price was approximately $280.0 million, including the assumption of certain indebtedness and other purchase price adjustments, and 2.4 million shares of our common stock.

    During fiscal 1998 we sold the South African and all five of the rigids businesses we acquired from Borden. After giving effect to working capital adjustments and costs, net proceeds amounted to approximately $13.9 million. Net losses from the rigids businesses are reflected in discontinued operations.

    During fiscal 1999, we sold the Proponite business acquired from Borden and some of its assets. The net proceeds of these sales amounted to approximately $13.3 million. Net losses from the Proponite business are reflected in discontinued operations. In fiscal 2000, we completed the disposition of this business that resulted in a net gain of $222,000.

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 2000, AS COMPARED TO YEAR ENDED OCTOBER 31, 1999
  CONTINUING OPERATIONS

    Net sales for the year ended October 31, 2000, increased by $31.3 million or 4.7% to $701.3 million from $670.1 million in the prior fiscal year. Net sales in North America increased to $449.7 million during fiscal 2000 from $408.2 million in fiscal 1999, or 10.2%, primarily due to a 1.2% increase in sales volume in addition to a 8.9% increase in per unit selling prices as a result of higher raw material costs which were partially passed through to customers. Net sales in Europe decreased to $179.0 million for fiscal 2000 from $186.1 million in fiscal 1999, or 3.8%, primarily due to a 3.6% decrease in average selling prices. Net sales in Asia/Pacific decreased to $72.7 million in fiscal 2000 from $75.7 million in fiscal 1999, or 4.1%, primarily due to a 5.3% decrease in average selling prices which resulted from the economic pressures of the region, offset by an increase in sales volume of 1.2%.

    Gross profit for the year ended October 31, 2000, amounted to $123.5 million compared to $142.0 million for fiscal 1999. North America experienced a decrease in gross profit of $6.5 million for fiscal 2000 due to higher raw material costs, primarily resin, which progressively increased during the latter part of fiscal 1999 and the first six months of fiscal 2000 which were only partially passed through to our customers because of the competitive market place. Gross profit in Europe decreased 29.5% to $26.5 million for fiscal 2000, primarily due to increased raw material prices not completely passed through to customers, a charge of $1.8 million associated with the shut down and consolidation of our North Baddesley, England facilities, as well as the general economic pressures in Eastern Europe which resulted in lower average selling prices and lower margins. Asia/Pacific gross profit for fiscal 2000 decreased by $881,000, or 8.8%, due to a 5.3% decrease in average per unit selling prices and the inability to completely pass through raw material increased costs which resulted from the economic pressures of the region.

    Operating expenses for the year ended October 31, 2000 decreased
$2.2 million or 2.1% to $102.6 million from $104.8 million in fiscal 1999. Selling and general and administrative expenses decreased by a net amount of $800,000, with no significant increases or decreases in any one area. Delivery expenses decreased $1.4 million, primarily due to a decrease in average third party delivery costs in North America.

    Interest expense for the year ended October 31, 2000 was $31.8 million compared to $31.5 million for fiscal 1999. This increase in interest expense resulted from a charge to interest expense of $787,000, primarily due to the Company's amendment of its Credit Agreement in April 2000, which represented a write off of the unamortized prior debt issuance costs, which was offset by lower average debt outstanding for the period.

    Other income (expense) for fiscal 2000 amounted to $3.8 million. This amount includes foreign currency transaction gains realized during the period, gains on sale of equipment and income from investment in joint venture.

    Net loss from continuing operations for fiscal 2000, was $4.3 million compared to net income from continuing operations of $4.5 million for fiscal 1999. This decrease was primarily due to the decrease in per unit gross profit margins, which was a direct result of increased raw material costs that were only partially passed through to customers as discussed above. The Company also incurred a charge of $1.9 million for the period for the close down of its manufacturing facilities in England.

DISCONTINUED OPERATIONS

    The gain from discontinued operations in fiscal 2000 of $222,000 resulted from the final disposition of the Proponite business that was sold in fiscal 1999. The loss from discontinued operations for fiscal 1999 of $18.9 million included the net losses of the Proponite business of $1.2 million for the period ended January 31, 1999. This loss also consisted of an after tax charge of $17.2 million, established to write down property, plant and equipment, inventory and other assets and to provide for closedown expenses and the net losses for the period ended October 31, 1999. The rigids businesses in 1999 also had an additional net charge of $577,000.

YEAR ENDED OCTOBER 31, 1999, AS COMPARED TO YEAR ENDED OCTOBER 31, 1998
  CONTINUING OPERATIONS

    Net sales for the year ended October 31, 1999, increased by $3.5 million or 1/2% to $670.1 million from $666.6 million in the same period in the prior year. Net sales in North America increased to $408.2 million during the fiscal 1999 from $396.3million in fiscal 1998, or 3.0%, primarily due to a 5.9% increase in sales volume offset by a 2.2% decrease in per unit selling prices. Net sales in Europe decreased to $186.1 million for fiscal 1999 from $192.2 million in fiscal 1998, or 3.2%, primarily due to a 14.3% decrease in average selling prices (local currency) offset by a 12.9% volume increase. Net sales in Asia/Pacific decreased to $75.7 million in the current fiscal year from $78.0 million in the prior year, or 2.9%, primarily due to a 3.5% decrease in average selling prices (local currency) offset by a increase in sales volume of less than 1%.

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

    Interest expense for fiscal 1999, amounted to $31.5 million an decrease of $2.3 million from the prior year. This decrease in interest expense resulted from lower average debt outstanding for fiscal 1999.

    Other income (expense) for the fiscal 1999 amounted to $2.2 million. This amount includes foreign currency exchange gains realized during the period, interest income earned for the period and income from investment in joint venture.

    Net income from continuing operations for fiscal 1999 decreased by 22.5% to $4.5 million from $5.8 million in fiscal 1998. This decrease was due primarily to the reduction in gross profit realized in our world-wide market place due to increased raw material costs which could not entirely be passed through, as well as the $1.8 million restructuring charge incurred at our Belgian operations.

DISCONTINUED OPERATIONS

    The loss from discontinued operations for fiscal 1999 of $18.9 million includes the net losses of the Proponite business of $1.2 million for the period ended January 31, 1999. This loss also consists of an after tax charge of $17.2 million, established to write down property, plant and equipment, inventory and other assets and to provide for closedown expenses and the net losses for the period ended October 31, 1999. The rigids businesses also had an additional net charge in 1999 of $577,000

    The loss from discontinued operations for fiscal 1998 of $5.5 million includes the net losses of the Proponite business of $2.7 million and net losses of the rigids businesses of $2.8 million. The sale of the rigids businesses was completed by October 31, 1998.

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

    Other income for fiscal 1998 amounted to $1.5 million, which includes foreign transaction gains, interest income and income from investment in a joint venture

    Net income from continuing operations for fiscal 1998 decreased by 21.3% to $5.8 million from $7.3 million in fiscal 1997. This decrease was due primarily to the reduction in gross profit realized in our Asia/Pacific market place, as well as increased interest expense and a reduction in other income from the prior year.

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

    Our working capital amounted to $32.6 million at October 31, 2000, compared to $44.4 million at October 31, 1999. This decrease of $11.8 million in working capital is primarily the result of the strengthening of the United States dollar during fiscal 2000 which reduced translated working capital balances of foreign subsidiaries. The remaining increases and decreases in components of our financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities, consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility currently for an amount up to $75.0 million. As of October 31, 2000, there was $77 million outstanding under the term credit facility. At October 31, 2000, there was a standby letter of credit in the amount of $1 million held as security against the Pennsylvania Industrial Loan due on February 24, 2002, thereby reducing the revolving credit facility availablity to $74 million. There are no other outstanding borrowings under this facility.

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

    The Credit Agreement, as amended, contains financial covenants, the most significant of which are a cash flow ratio and a fixed charge coverage ratio. For the period from August 1, 2000, through October 31, 2000, the cash flow ratio may not exceed 5.15:1. The fixed charge coverage ratio may not be less than 1.25:1 for the same period. The Indenture pursuant to which the 9.875% Senior Subordinated Notes were issued also contains customary covenants including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. We are currently in compliance with all of these covenants, and we expect to remain in compliance with these covenants.

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At October 31, 2000, the aggregate amount outstanding under such facilities was approximately $14,000, and approximately $36.5 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations.

    Our cash and cash equivalents were $2.9 million at October 31, 2000, as compared to $3.1 million at the same date in the prior year. Net cash provided by operating activities during fiscal 2000 was $34.4 million, primarily due to depreciation and amortization expense of $30.4 million, final disposition of net assets held for sale of $4.5 million and reduction of trade accounts receivable by $9.4 million, offset by net loss from continuing operations of $4.0 million, net investment in inventories of $2.7 million, and net increases in other operating assets and liabilities of $3.2 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash used in investing activities during fiscal 2000, was $14.8 million, resulting primarily from the net investment in capital expenditures of $18.6 million offset by the sales of property, plant and equipment of $3.9 million.

    Net cash used in financing activities for fiscal 2000 was $26.3 million, reflecting net repayments of $27.4 million of available credit facilities and proceeds from stock issuances of $1.1 million.

    The remaining increases and decreases in the components of our financial position reflect normal operating activity.

    We believe that our cash flow from operations, combined with the availability of funds under the Credit Agreement and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. Although the Company anticipates that internal sources will generate sufficient funds to pay the final principal installment of approximately $34 million due on October 31, 2002, under the Credit Agreement, if it is unable to do so, it will be required to refinance the obligation, and there can be no assurances that the Company could do so on favorable terms.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index:

        Report of Independent Public Accountants

    Financial Statements:

        Consolidated Balance Sheets as of October 31, 2000 and 1999

        Consolidated Statements of Operations--For the years ended October 31, 2000, 1999 and 1998

        Consolidated Statements of Shareholders' Equity--For the years ended October 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows--For the years ended October 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

    Financial Statement Schedules:

        Schedules included are set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information concerning this item, see "Item 1. Business--Management" of
Part I hereof and the table and text under the captions "Election of Class C Directors and Nominee Biographies," "Standing Directors Biographies" and "Board of Directors Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on April 10, 2001 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    For information concerning this item, see the text and table under the caption "Executive Compensation "in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information concerning this item, see the table and text under the caption "Stock Ownership" in the Proxy Statement, which information is incorporated herein by reference.

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

    (b) Current Reports on Form 8-K:

    None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AEP Industries Inc.:

    We have audited the accompanying consolidated balance sheets of AEP Industries Inc. (a Delaware corporation) as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 17, 2001

                              AEP INDUSTRIES INC.
          CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                2000       1999
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,929   $  3,103
  Accounts receivable, less allowance of $4,940 and $5,342
    in 2000 and 1999, respectively, for doubtful accounts...   100,544    110,848
  Inventories, net..........................................    76,076     74,260
  Net assets of discontinued operations.....................        --      4,249
  Other current assets......................................     9,643     11,309
                                                              --------   --------
    Total current assets....................................   189,192    203,769
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization.............................   200,862    232,421
GOODWILL, less accumulated amortization of $5,143 and $3,858
  in 2000 and 1999, respectively............................    37,629     40,064
INVESTMENT IN JOINT VENTURE, net............................    16,104     15,722
DEFERRED TAX ASSET, net.....................................     9,911      3,728
OTHER ASSETS................................................    17,992     19,287
                                                              --------   --------
    Total assets............................................  $471,690   $514,991
                                                              ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of debt...................................  $ 25,406   $ 27,433
  Accounts payable..........................................    87,466     89,459
  Accrued expenses..........................................    43,752     42,454
                                                              --------   --------
    Total current liabilities...............................   156,624    159,346
                                                              --------   --------
LONG-TERM DEBT..............................................   255,776    281,172
OTHER LONG TERM LIABILITIES.................................     6,460      7,635
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value; 1,000,000 shares
    authorized; none issued.................................        --         --
  Common stock--$.01 par value; 30,000,000 shares
    authorized; 10,206,262 and 10,093,793 shares issued in
    2000 and 1999, respectively.............................       102        101
  Additional paid-in capital................................    94,608     92,992
  Treasury stock--common stock; at cost, 2,666,156 and
    2,696,380 shares in 2000 and 1999, respectively.........   (59,221)   (59,892)
  Retained earnings.........................................    60,395     64,444
  Accumulated other comprehensive (loss)....................   (43,054)   (30,807)
                                                              --------   --------
    Total shareholders' equity..............................    52,830     66,838
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $471,690   $514,991
                                                              ========   ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
NET SALES...................................................  $701,321   $670,052   $666,556

COST OF SALES...............................................   575,937    526,218    519,721
RESTRUCTURING CHARGE........................................     1,875      1,829         --
                                                              --------   --------   --------
  Gross profit..............................................   123,509    142,005    146,835
                                                              --------   --------   --------

OPERATING EXPENSES:
  Delivery..................................................    36,989     38,427     38,529
  Selling...................................................    39,202     39,350     37,811
  General and administrative................................    26,362     27,016     28,448
                                                              --------   --------   --------
    Total operating expenses................................   102,553    104,793    104,788
                                                              --------   --------   --------
    Income from operations..................................    20,956     37,212     42,047

OTHER INCOME (EXPENSE):
  Interest expense..........................................   (31,845)   (31,489)   (33,780)
  Other, net................................................     3,805      2,163      1,465
                                                              --------   --------   --------
                                                               (28,040)   (29,326)   (32,315)
                                                              --------   --------   --------
Income (loss) from continuing operations before provision
  (benefit) for income taxes................................    (7,084)     7,886      9,732

PROVISION (BENEFIT) FOR INCOME TAXES........................    (2,813)     3,413      3,961
                                                              --------   --------   --------
    Income (loss) from continuing operations................    (4,271)     4,473      5,771

DISCONTINUED OPERATIONS
  (Loss) income from operations of discontinued businesses
    (less applicable income tax benefit of $770 and $3,237
    for 1999 and 1998, respectively)........................        --     (1,205)    (5,383)
  Gain (loss) on disposal of discontinued businesses (less
    applicable income taxes of $149, $11,299 and $932 for
    2000, 1999 and 1998, respectively)......................       222    (17,766)      (125)
                                                              --------   --------   --------
  (Loss) income from discontinued operations................       222    (18,971)    (5,508)
                                                              --------   --------   --------
  Net income (loss).........................................  $ (4,049)  $(14,498)  $    263
                                                              ========   ========   ========

EARNINGS PER SHARE:
  Basic income (loss) from continuing operations............  $  (0.57)  $   0.61   $   0.79
  Basic income (loss) from discontinued operations..........      0.03      (2.59)     (0.75)
                                                              --------   --------   --------
    Basic net income (loss).................................  $  (0.54)  $  (1.98)  $   0.04
                                                              ========   ========   ========
  Diluted income (loss) from continuing operations..........  $  (0.57)  $   0.60   $   0.78
  Diluted income (loss) from discontinued operations........      0.03      (2.59)     (0.75)
                                                              --------   --------   --------
    Diluted net income (loss)...............................  $  (0.54)  $  (1.99)  $   0.03
                                                              ========   ========   ========

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED
                                   COMMON STOCK         TREASURY STOCK      ADDITIONAL       OTHER                      TOTAL
                                -------------------   -------------------    PAID-IN     COMPREHENSIVE   RETAINED   COMPREHENSIVE
                                 SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL        (LOSS)       EARNINGS      (LOSS)
                                --------   --------   --------   --------   ----------   -------------   --------   -------------
BALANCES AT OCTOBER 31,
  1997........................    9,988       100      2,782      (61,783)     89,974        (18,988)      78,679      $
Issuance of common stock upon
  exercise of stock options...       18        --         --           --         231             --           --
Issuance of common stock
  pursuant to stock purchase
  plan........................       16        --         --           --         348             --           --
Tax benefit from stock option
  exercises...................       --        --         --           --         295             --           --
ESOP contribution.............       --        --        (37)         820         476             --           --
Net Income....................       --        --         --           --          --             --          263           263
Translation adjustments.......       --        --         --           --          --         (4,114)          --        (4,114)
                                                                                                                       --------
Comprehensive (loss):.........                                                                                         $ (3,851)
                                 ------      ----      -----     --------     -------       --------     --------      ========
BALANCES AT OCTOBER 31,
  1998........................   10,022       100      2,745      (60,963)     91,324        (23,102)      78,942
Issuance of common stock upon
  exercise of stock options...       53         1         --           --         769             --           --
Issuance of common stock
  pursuant to stock purchase
  plan........................       18        --         --           --         341             --           --
Tax benefit from stock option
  exercises...................       --        --         --           --         657             --           --
ESOP contribution.............       --        --        (49)       1,071         (99)            --           --
Net Loss......................       --        --         --           --          --             --      (14,498)      (14,498)
Translation adjustments.......       --        --         --           --          --         (7,705)          --        (7,705)
                                                                                                                       --------
Comprehensive (loss):.........                                                                                         $(22,203)
                                 ------      ----      -----     --------     -------       --------     --------      ========
BALANCES AT OCTOBER 31,
  1999........................   10,093       101      2,696      (59,892)     92,992        (30,807)      64,444
Issuance of common stock upon
  exercise of stock options...       97         1         --           --         809             --           --
Issuance of common stock
  pursuant to stock purchase
  plan........................       16        --         --           --         350             --           --
Tax benefit from stock option
  exercises...................       --        --         --           --         142             --           --
ESOP contribution.............       --        --        (30)         671         315             --           --
Net Loss......................       --        --         --           --          --             --       (4,049)       (4,049)
Translation adjustments.......       --        --         --           --          --        (12,247)          --       (12,247)
                                                                                                                       --------
Comprehensive (loss):.........                                                                                         $(16,296)
                                 ------      ----      -----     --------     -------       --------     --------      ========
BALANCES AT OCTOBER 31,
  2000........................   10,206      $102      2,666     $(59,221)    $94,608       $(43,054)    $ 60,395
                                 ======      ====      =====     ========     =======       ========     ========

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (4,049)  $(14,498)  $    263
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities--
    Loss from discontinued operations.......................        --      1,205      5,383
    (Gain) loss from disposal of discontinued businesses....      (222)    17,766        125
    Depreciation and amortization...........................    30,412     31,554     30,378
    Gain on sale of property, plant and equipment...........      (905)      (211)        --
    Other...................................................      (685)      (443)      (320)
    Provision for losses on accounts receivable and
      inventory.............................................     1,776      2,353      2,048
    Write-off of debt issuance costs........................       787         --         --
    Provision (benefit) for deferred income taxes...........    (5,149)       563      2,242
  Changes in operating assets and liabilities, net of
    acquisition of business (Increase) decrease in accounts
    receivable..............................................     9,401    (13,581)     3,707
    (Increase) decrease in inventories......................    (2,689)     5,764      1,231
    (Increase) decrease in other current assets.............     1,561      3,162     (3,877)
    Decrease (increase) in other assets.....................       613     (1,815)   (11,738)
    (Increase) decrease in net assets held for sale.........     4,471     (1,882)    (3,108)
    (Decrease) increase in accounts payable.................    (1,993)     1,476     17,392
    Increase (decrease) in accrued expenses.................     2,284     (1,150)     7,492
    Increase (decrease) in other long term liabilities......    (1,175)       434      7,992
                                                              --------   --------   --------
      Net cash provided by operating activities.............    34,438     30,697     59,210
                                                              --------   --------   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures......................................   (18,635)   (22,235)   (24,444)
  Dispositions of property, plant and equipment, net........     3,873        744      3,182
  Acquisition of subsidiary.................................        --     (1,948)        --
  Net proceeds from sale of subsidiaries....................        --     13,316     13,224
                                                              --------   --------   --------
      Net cash used in investing activities.................   (14,762)   (10,123)    (8,038)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Subordinated Debentures.........        --         --    198,500
  Repayments of Term Loan...................................        --         --   (196,591)
  Net repayments............................................   (27,423)   (24,180)   (44,954)
  Proceeds from issuance of common stock....................     1,160      1,039        857
                                                              --------   --------   --------
      Net cash used in financing activities.................   (26,263)   (23,141)   (42,188)
                                                              --------   --------   --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH....................     6,413      1,676     (9,133)
                                                              --------   --------   --------
      Net decrease in cash..................................      (174)      (891)      (149)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     3,103      3,994      4,143
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  2,929   $  3,103   $  3,994
                                                              ========   ========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND INVESTING
  ACTIVITIES
LONG TERM NOTE RECEIVED FROM SALE OF PORTION OF RIGIDS'
  BUSINESSES................................................        --         --   $  3,004
                                                              ========   ========   ========

  The accompanying notes to financial statements are an integral part of these statements

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

    FOREIGN CURRENCY TRANSLATION--

    Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of shareholders' equity and transaction adjustments are recorded in other income and expense. Cumulative translation losses of approximately
$43.1 million, $30.8 million and $23.1 million have been included as a component of accumulated other comprehensive loss for the years ending October 31, 2000, 1999 and 1998, respectively.

                              AEP INDUSTRIES INC.

    RESEARCH AND DEVELOPMENT COSTS--

    Research and development costs are charged to expense as incurred. Approximately $1.5 million, $1.6 million and $1.5 million for 2000, 1999 and 1998, respectively, were incurred for such research and development.

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

    GOODWILL--

    Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is being amortized on a straight line basis over the period of expected benefit of 35 years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--

    Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt and hedge contracts is discussed in Notes 6 and 7, respectively.

    CONCENTRATION OF CREDIT RISK--

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, trade receivables and financial instruments used in hedging activities.

    The Company places its cash equivalents and short-term investments with high-quality-credit institutions and limits the amount of credit exposure with any one financial institution.

    The Company sells its products to a large number of geographically diverse customers, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer's

                              AEP INDUSTRIES INC.

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

    EARNINGS PER SHARE--

    Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the years ended October 31, 2000, 1999 and 1998, were 7,493,685, 7,333,670 and 7,266,888, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the years ended October 31, 2000, 1999 and 1998, were 7,636,047, 7,509,672 and 7,401,431, respectively. The computation of diluted EPS includes incremental shares of 134,543 options outstanding and excludes 309,590 anti-dilutive options for the year ended October 31, 1998. Due to the net loss for the years ended October 31, 2000 and 1999, 142,362 and 176,002 options were not considered in computing diluted EPS as such options would be anti-dilutive.

    STOCK BASED COMPENSATION--

    The Company accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and provides the disclosures required by SFAS No.123 "Accounting for Stock-Based Compensation" (See Note 8).

    LONG-LIVED ASSETS--

    Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Assets to be disposed of are reported at the lower of the carrying value or the fair market value less costs to sell. In 1999, the Company recognized an impairment loss in the net assets of discontinued operations. The fair value estimated by the Company was determined by market evaluations by qualified brokers (see
Note 16).

    NEW ACCOUNTING STANDARDS--

    Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").
FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material impact on the Company's financial statements, but did have a positive effect on other comprehensive income.

                              AEP INDUSTRIES INC.

    RECLASSIFICATIONS--

    Certain prior year amounts have been reclassified in order to conform to the fiscal 2000 presentation.

(3)  INVENTORIES:

    Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                                OCTOBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials.............................................  $18,220    $18,095
Finished goods............................................   55,243     52,941
Supplies..................................................    3,781      4,543
                                                            -------    -------
                                                             77,244     75,579
Less: Inventory reserve...................................    1,168      1,319
                                                            -------    -------
  Inventories, net........................................  $76,076    $74,260
                                                            =======    =======

    The last-in, first-out (LIFO) method was used for determining the cost of approximately 60% and 50% of total inventories at October 31, 2000 and 1999, respectively. Inventories would have been increased by $1.3 million and $4.5 million at October 31, 2000 and 1999, respectively, if the FIFO method had been used exclusively. Due to the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)  PROPERTY, PLANT AND EQUIPMENT:

    A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

                                              OCTOBER 31,
                                          -------------------      ESTIMATED
                                            2000       1999       USEFUL LIVES
                                          --------   --------   ----------------
                                            (IN THOUSANDS)
Land....................................  $ 11,296   $ 12,943
Buildings...............................    64,684     68,278   15 to 31.5 years
Machinery and equipment.................   241,760    259,327   3 to 16 years
Furniture and fixtures..................     8,731      5,528   9 years
Leasehold improvements..................     2,185      2,856   6 to 25 years
Motor vehicles..........................     1,386      3,888   3 years
Construction in progress................    12,013     11,921
                                          --------   --------
                                           342,055    364,741
Less:  Accumulated depreciation and
       amortization.....................   141,193    132,320
                                          --------   --------
                                          $200,862   $232,421
                                          ========   ========

    Maintenance and repairs expense was approximately $10.1 million, $12.9 million and $11.3 million for the years ended October 31, 2000, 1999 and 1998, respectively.

                              AEP INDUSTRIES INC.

(5)  ACCRUED EXPENSES:

    At October 31, 2000 and 1999, accrued expenses consisted of the following:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Payroll and employee related..............................  $12,052    $14,604
Interest..................................................   10,139     10,425
Taxes (other than income).................................    1,973      2,607
Customer rebates..........................................    5,489      4,286
Insurance related.........................................    1,851      2,025
Other.....................................................   12,248      8,507
                                                            -------    -------
                                                            $43,752    $42,454
                                                            =======    =======

(6)  DEBT:

    A summary of the components of debt is as follows:

                                                                  OCTOBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Term loan facility(a).......................................  $ 77,000   $ 97,000
Senior Subordinated Debentures, less unamortized discount
  of $931 and $1,035, respectively(b).......................   199,069    198,965
Pennsylvania Industrial Loans(c)............................     5,099      5,484
Foreign bank borrowings(d)..................................        14      7,156
                                                              --------   --------
    Total Debt..............................................   281,182    308,605
Less: Current portion.......................................    25,406     27,433
                                                              --------   --------
Long-Term Debt..............................................  $255,776   $281,172
                                                              ========   ========

------------------------

(a) The Company has a long term credit agreement (the "Credit Agreement") with a consortium of banks arranged by Morgan Guaranty Trust Company of New York. The Credit Agreement provided the Company with two credit facilities consisting of (1) a six year amortizing term loan facility in the amount of $350 million and (2) a six year revolving credit facility in the amount of $100 million at October 31, 1999 and $75 million at October 31, 2000, as amended by Amendment No.3, as discussed below. At October 31, 2000 and 1999, there was a standby letter of credit in the amount of $1 million held as security against the Pennsylvania Industrial Loan due on February 24, 2002 thereby reducing the revolving credit facility availablity to $74 million and $99 million, respectively. There are no other outstanding borrowings under this facility.

   On April 19, 2000, the Company entered into an amendment to the Credit
    Agreement ("Amendment No. 3") dated as of October 11, 1996, as amended by Amendment No. 1, dated as of October 24, 1997 and Amendment No. 2, dated as of October 31, 1999. The principal effects of Amendment No. 3 relate to certain changes in the financial ratios contained in the Credit Agreement, the interest rates applicable to the Credit Agreement, the granting of security interests in accounts receivable and inventory located in North America and in 66% of the equity interest in certain foreign subsidiaries and the requirement, under certain circumstances, to prepay amounts, as defined, under the Credit Agreement. The interest rate margins which determine the interest rates applicable to the loans under the Credit Agreement increased as follows: the margin applicable to Base Rate loans (formerly 0% to .75%) increased to a range from .25% to 2.00%, and the margin applicable to LIBOR Rate loans (formerly .45% to 1.75%) increased to a range from 1.25% to 3.00%.

   As a result of Amendment No. 3, the Company wrote off in April 2000 the unamortized prior amendment costs of $787,000 and capitalized $864,000 of new amendment fees in accordance with EITF 96-19.

   Amendment No. 3 contains certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio, fixed charge coverage ratio and certain restrictions on, and not limited to, dividends, mergers, investments, asset sales and additional indebtedness.

   The Company was in compliance with all the covenants of Amendment No. 3 at October 31, 2000.

(b) In November 1997, the Company completed an offering of $200 million in aggregate principal amount of 9.875% Senior Subordinated Debentures due November 15, 2007 (the"Debentures"). The issue price was 99.224% resulting in an effective yield of 10%. The net proceeds (approximately $193 million after fees and discount) from the Debentures were used to repay a portion of the indebtedness outstanding under the Company's then outstanding Credit Agreement.

   The Debentures contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness.

   The Company was in compliance with all the covenants of the Debentures at October 31, 2000.

(c) The Company has in place the following financing arrangements in connection with the construction of its Wright Township, Pennsylvania manufacturing facility:

        $1,600,000 fifteen year fixed rate 2% loan due on August 1, 2011;

        $3,300,000 fifteen year fixed rate 2% loan due on July 1, 2011;

        $400,000 seven year fixed rate 2% loan due on July 1, 2003;

        $1,000,000 five year fixed rate 1% loan due on February 24, 2002;

        $400,000 fifteen year fixed rate 2% loan due on August 1, 2011.

   The Company has repaid $385,000 and $378,000 of these borrowings during 2000 and 1999, respectively.

   These financing arrangements are secured by the real and personal property of our manufacturing facility located in Wright Township, Pennsylvania.

(d) In addition to the amounts available under the revolving credit facilities, the Company also maintains unsecured short-term credit facilities at its foreign subsidiaries. At October 31, 2000 and 1999, the aggregate amount outstanding under such facilities was approximately zero and $7.2 million respectively and are contained within the foreign bank borrowings amount. Interest rates on these borrowings range from 4.45% to 8.625%. There was approximately $36.5 and $41.8 million available for borrowing at October 31, 2000 and 1999, respectively.

    Payments required on all debt outstanding during each of the next five fiscal years are as follows-

(Amounts in table stated in thousands)
2001........................................................  $ 25,406

2002........................................................    53,400

2003........................................................       394

2004........................................................       354

2005........................................................       361

Thereafter..................................................   202,198
                                                              --------

                                                              $282,113
                                                              ========

    Cash paid for interest during 2000, 1999 and 1998 was approximately $29.7 million, $29.5 million and $26.7 million, respectively.

    The Company was contingently liable for debt of certain of its foreign subsidiaries aggregating approximately $14,000 and $5.3 million at October 31, 2000 and 1999, respectively. The Company knows of no event of default that would require it to satisfy these guarantees.

    The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Debentures at October 31, 2000 and 1999 was $164 million and $192 million. The Company believes that the stated values of the Company's remaining debt instruments represent the estimated fair values.

(7)  FINANCIAL INSTRUMENTS:

    The Company enters into foreign currency forward contracts (principally against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to hedge intercompany transactions and the net receivable/payable position arising from trade sales and purchases. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash inflows and outflows resulting from the sales of products and the purchases from suppliers denominated in a currency other than the functional currency will be adversely affected by changes in exchange rates. Gains and losses from such transactions are recognized when realized.

    The Company had 32 and 25 contracts outstanding at October 31, 2000 and 1999, respectively, with a total notional contract amount of $121.1 million and $109.2 million, respectively, all of which have maturities of less than one year. While it is not the Company's intention to terminate any of these contracts, the fair values were estimated by obtaining quotes for each contract from financial institutions. These contracts had a fair market value of $115.9 million and $107.5 million at October 31, 2000 and 1999, respectively. These fair values indicate that termination of the contracts would have resulted in a $5.2 million and a $1.7 million gain, respectively.

(8)  SHAREHOLDERS' EQUITY:

    The Company has three stock plans: two stock option plans, which provide for the granting of options to officers, directors and key employees of the Company, and an employee stock purchase plan.

    The 1995 Stock Option Plan ("1995 Option Plan") provides for the granting of 500,000 options. In 1999, an amendment to the Plan was approved increasing the number of shares available for grant under the Plan to 1,000,000 shares. The 1995 Option Plan became effective January 1, 1995, and will terminate December 31, 2004. The 1995 Option Plan, provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years, issuance of SARS, restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 1995 Option Plan, options have been granted to key employees and outside directors for terms of up to ten years, at an exercise price not less than the fair value at the date of grant, with the exception of participants who were granted ISOs at 110% of the fair value because they possessed more than 10% of the voting rights of the Company's outstanding common stock at the time of grant, which options are exercisable in whole or in part at stated times from the date of grant up to five years from the date of grant. The Stock Option Committee is made up entirely of outside directors who administer the 1995 Option Plan. Under the Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. As of October 31, 2000, 1999, and 1998, 436,010, 463,850 and 99,710 options respectively, were available for grant.

    Under the 1985 Option Plan, 772,500 options were granted to officers, directors and key employees of the Company. At October 31, 2000, 1999 and 1998, 137,912, 45,318, and 17,260 options, respectively, had been exercised and 134,670, 273,982 and 322,900 options were outstanding. During 2000, 1999 and 1998, 1,400, 3,600 and 13,130 options respectively, under the 1985 Option Plan were canceled. The 1985 Option Plan expired on October 31, 1995, except for the then outstanding options.

    The 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") became effective July 1, 1995 and will terminate June 30, 2005. The 1995 Purchase Plan provides for an aggregate of 300,000 shares of common stock which has been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last day of each six-month offering period.

    Transactions under the 1995 Purchase Plan were as follows:

                                                       NUMBER OF   PURCHASE PRICE
                                                        SHARES       PER SHARE
                                                       ---------   --------------
Available at October 31, 1997........................   274,142
  Purchased..........................................   (15,972)       $21.81
                                                        -------
Available at October 31, 1998........................   258,170
  Purchased..........................................   (18,470)       $18.49
                                                        -------
Available at October 31, 1999........................   239,700
  Purchased..........................................   (16,312)       $21.47
                                                        -------
Available at October 31, 2000........................   223,388
                                                        =======

    Transactions under the Option Plans were as follows:

                                                                       OPTION PRICE       WEIGHTED AVERAGE
                                                 NUMBER OF SHARES        PER SHARE         EXERCISE PRICE
                                                 ----------------   -------------------   ----------------
Outstanding at October 31, 1997
  (245,396 options exercisable)................       689,270       $        5.09-51.15        $26.61
    Granted....................................       239,350       $       20.88-46.50        $34.95
    Exercised..................................       (18,860)      $        6.00-24.93        $13.97
    Forfeited/Cancelled........................      (186,570)      $        6.00-51.15        $42.86
                                                     --------
Outstanding at October 31, 1998
  (262,900 options exercisable)................       723,190       $        5.09-46.50        $25.51
    Granted....................................       183,500       $       20.88-36.56        $26.87
    Exercised..................................       (56,618)      $        5.09-33.00        $15.97
    Forfeited/Cancelled........................       (39,940)      $       18.75-46.00        $30.11
                                                     --------
Outstanding at October 31, 1999
  (350,686 options exercisable)................       810,132       $        5.09-46.50        $26.26
    Granted....................................        67,300       $       26.75-31.94        $28.65
    Exercised..................................      (155,512)      $        5.08-33.00        $17.38
    Forfeited/Cancelled........................       (23,260)      $       22.50-46.00        $28.63
                                                     --------       -------------------        ------
Outstanding at October 31, 2000
  (339,794 options exercisable)................       698,660       $        5.09-46.50        $28.39
                                                     ========       ===================        ======

                                              OCTOBER 31,   OCTOBER 31,   OCTOBER 31,
                                                 2000          1999          1998
                                              -----------   -----------   -----------
Weighted average fair value of options
  granted at prices above market value......     $    0        $    0        $    0
Weighted average fair value of options
  granted at prices at market value.........     $17.39        $15.14        $16.29
Weighted average exercise price of options
  granted at prices above market value......     $    0        $    0        $    0
Weighted average exercise price of options
  granted at prices at market value.........     $28.65        $26.87        $34.95

    The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     2000           1999           1998
                                                   --------       --------       --------
Risk-Free Interest Rates....................         6.22%          5.14%            5.83%
Expected Lives..............................          7.5            7.5              7.5
Expected Volatility.........................         48.2%          44.8%            58.5%

    The following table summarizes information about stock options outstanding at October 31, 2000:

                                                                                 WEIGHTED        NUMBER
                                          NUMBER OF OPTIONS   WEIGHTED AVERAGE   AVERAGE      EXERCISABLE      WEIGHTED AVERAGE
                                           OUTSTANDING AT        REMAINING       EXERCISE          AT              EXERCISE
RANGE OF                EXERCISE PRICES   OCTOBER 31, 2000    CONTRACTUAL LIFE    PRICE     OCTOBER 31, 2000        PRICE
--------                ---------------   -----------------   ----------------   --------   ----------------   ----------------
        $5.09                $ 7.36             10,500              1.60          $ 6.00          10,500            $ 6.00

         7.37                 10.64              3,000              1.40          $ 7.67           3,000            $ 7.67

        10.65                 15.39              7,500              2.80          $11.33           7,500            $11.33

        15.40                 22.26             66,400              4.60          $18.50          59,000            $18.17

        22.27                 32.18            454,310              7.03          $27.48         196,014            $26.66

        32.19                 46.50            156,950              7.14          $37.91          63,780            $38.00
        -----                ------            -------              ----          ------         -------            ------

        $5.09                $46.50            698,660              6.68          $28.39         339,794            $26.17
        =====                ======            =======              ====          ======         =======            ======

    Had compensation expense, net of taxes, for all stock option grants in fiscal years 2000, 1999 and 1998 been determined in accordance with SFAS
No. 123, the Company's net income and income (loss) per share would have been as follows:

                                                      2000          1999          1998
                                                    --------      --------      --------
Net Income (loss):              As Reported         ($4,049)      $(14,498)      $  263
  (IN THOUSANDS)                Pro Forma           ($5,802)      $(15,326)      $ (409)

Basic earnings (loss) per       As Reported
  share:                                            ($ 0.54)      $  (1.98)      $ 0.04
                                Pro Forma           ($ 0.77)      $  (2.09)      $(0.06)

Diluted earnings (loss) per     As Reported
  share:                                            ($ 0.54)      $  (1.99)      $ 0.03
                                Pro Forma           ($ 0.77)      $  (2.10)      $(0.06)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal 1996. Additional awards in future years are anticipated.

    During 2000, 1999 and 1998, the Company issued 30,224, 48,220 and 36,943 shares, respectively from treasury to fund the Company's ESOP. Pursuant to a self-tender offering commencing in August 1995 to its shareholders, the Company purchased and placed into treasury during fiscal 1996, 168,000 shares of the Company's common stock. The purchases of treasury stock were accounted for under the cost method.

    The Company's Board of Directors may direct the issuance of the Company's $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(9)  PENSIONS AND RETIREMENT SAVINGS PLAN:

    The Company sponsors various post retirement plans for most full-time employees. Total expense for these plans for 2000, 1999 and 1998 was $3,675,000, $3,635,000 and $2,885,000, respectively. The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its foreign locations.

    Employees of the Company in the United States who have completed one year of service and are over the age of 21 (with the exception of those employees covered by a collective bargaining agreement) may participate in a 401(k) Savings and Employee Stock Ownership Plan (the "Plan"). The Plan is required to be primarily invested in the common stock of the Company. The Company uses shares currently held in treasury for contributions to the Plan.

    The Company makes a contribution to the Plan of the Company's common stock equal to 1% of a participant's compensation for the Plan year and will match 75% of a participant's contribution up to 4% of the participant's compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's common stock will be valued for the first ten business days of the month of February following the close of any Plan year. In 2000, 1999 and 1998, 30,224, 48,220, and 36,943 shares of Treasury Stock, respectively, were contributed. The Company has expensed approximately $1,030,000, $972,000 and $1,057,000 in 2000, 1999 and 1998, respectively, related to the Plan.

    The Company also sponsors defined contribution plans at selected foreign locations. The plans cover full time employees and provide for employer contributions of between 3% and 5% of salary or a percentage of employee contributions. The Company's contributions related to these plans for 2000, 1999 and 1998 totaled approximately $1,180,000, $1,142,000 and $622,000, respectively.

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

                                                              OCTOBER 31,   OCTOBER 31,
CHANGES IN BENEFIT OBLIGATIONS                                   2000          1999
------------------------------                                -----------   -----------
                                                                   (IN THOUSANDS)
Projected benefit obligations at beginning of year..........    $(18,175)     $(18,376)
Service cost................................................      (1,240)       (1,199)
Interest cost...............................................        (994)         (985)
Plan participant's contributions............................        (281)         (312)
Benefits paid...............................................         528         1,556
Actuarial gains (losses)....................................         593          (552)
Amendments..................................................          --          (184)
Foreign currency changes....................................       3,346         1,877
                                                                --------      --------
Benefit obligations at end of year..........................    $(16,223)     $(18,175)
                                                                ========      ========

                                                              OCTOBER 31,   OCTOBER 31,
CHANGES IN PLAN ASSETS                                           2000          1999
----------------------                                        -----------   -----------
                                                                   (IN THOUSANDS)
Fair value of plan assets at beginning of year..............    $ 9,871       $11,887
Employer contributions......................................        509           499
Employee contributions......................................        281           312
Actual return on plan assets................................      4,990          (464)
Acquisitions................................................         --            --
Actual distributions........................................        (69)       (1,363)
Foreign currency changes....................................     (2,167)       (1,000)
                                                                -------       -------
Fair value of plan assets at end of year....................    $13,415       $ 9,871
                                                                =======       =======
Funded status: (deficit)....................................    $(2,808)      $(8,304)
Unrecognized net actuarial (gains) losses...................     (2,536)        2,169
Unrecognized prior service cost.............................        173           183
                                                                -------       -------
(Accrued) benefit cost......................................    $(5,171)      $(5,952)
                                                                =======       =======

    The above amounts are included in other long term liabilities.

    The components of net periodic pension costs for the foreign defined benefit pension plans are as follows:

                                                              OCTOBER 31,   OCTOBER 31,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
Service costs of benefits earned during the year............     $1,515        $1,533        $1,365
Interest cost of projected benefit obligation...............        993           985         1,116
Actual return (gain) on assets..............................       (759)         (691)         (842)
Employee contributions......................................       (275)         (297)         (438)
Amortization of unrecognized net gains......................         (9)           (9)            5
                                                                 ------        ------        ------
Net Pension Expense.........................................     $1,465        $1,521        $1,206
                                                                 ======        ======        ======

    The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 2000, 1999 and 1998, were as follows:

                                                              OCTOBER 31,   OCTOBER 31,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Discount rate...............................................       6%            6%            6%
Salary progression rate.....................................       4%            3%            4%
Long term rate of return....................................       6%            6%            6%

(10)  OTHER INCOME (EXPENSE):

    For the years ended October 31, 2000, 1999 and 1998, other income (expense) consisted of the following:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Foreign currency transaction gains, net.....................   $2,389     $1,374     $  712
Interest income.............................................      292        437        419
Joint venture income, net...................................      569        428        252
Gain on sale of property, plant and equipment, net..........      905        211         --
Other, net..................................................     (350)      (287)        82
                                                               ------     ------     ------
Total.......................................................   $3,805     $2,163     $1,465
                                                               ======     ======     ======

(11)  INCOME TAXES:

    The provision (benefit) for income taxes for continuing operations is summarized as follows:

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Current:
  Federal and State.........................................  $    --     $   --     $   --
  Foreign...................................................    3,189      2,850      1,719
                                                              -------     ------     ------
                                                                3,189      2,850      1,719
                                                              -------     ------     ------
Deferred:
  Federal and State.........................................   (1,817)     2,446      2,551
  Foreign...................................................   (4,185)    (1,883)      (309)
                                                              -------     ------     ------
                                                               (6,002)       563      2,242
                                                              -------     ------     ------
Total provision (benefit) for income taxes..................  $(2,813)    $3,413     $3,961
                                                              =======     ======     ======

    Undistributed earnings of the Company's foreign subsidiaries of approximately $2.0 million (losses), $.5 million and $2.2 million for 2000, 1999 and 1998, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings. A determination of the deferred tax liability from a distribution of foreign earnings has not been made as such determination is not practicable.

    The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2000 and 1999 are as follows:

                                                                  OCTOBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax asset--
  Net operating loss carryforwards..........................  $ 37,612   $ 38,449
  Allowance for doubtful accounts...........................       854        882
  Alternative minimum tax...................................       830        830
  Other.....................................................     2,242      2,508
                                                              --------   --------
    Gross deferred tax asset................................    41,538     42,669
  Valuation Allowance.......................................    (9,498)   (13,230)
                                                              --------   --------
    Net deferred tax asset..................................  $ 32,040   $ 29,439
                                                              ========   ========
Deferred tax liability
  Depreciation..............................................  $(20,808)  $(24,705)
  Other.....................................................    (1,321)    (1,006)
                                                              --------   --------
    Deferred tax liability..................................  $(22,129)  $(25,711)
                                                              ========   ========
Net deferred tax asset (liability)..........................  $  9,911   $  3,728
                                                              ========   ========

    Included in the net operating loss carryforwards at October 31, 2000 and 1999, are approximately $11.8 million of tax benefits recognized as a result of the loss on the disposal of a discontinued operation in the United States (see
Note 16).

    During each of fiscal 2000 and fiscal 1999, the Company reduced goodwill by approximately $1.1 million, relating to the deferred tax assets established as a result of the acquisition of the Borden Global Packaging business in fiscal 1996.

    Approximately $100.2 million of total net operating losses remained at October 31, 2000, $6.6 million of which expire in the years 2001 through 2005, $57.6 million of which expire in the years 2012 through 2020, and $36.0 million of which can be carried forward indefinitely. The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and, accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. In the event that the tax benefits relating to the valuation allowance are realized, substantially all of such benefits would reduce goodwill. Included in the $100.2 million above is approximately $50.5 million of federal and $7.1 million of state net operating losses in the United States available to be carried forward, which will begin expiring in the year 2012.

    A reconciliation of the provision for taxes on income from continuing operations to that which would be computed at the statutory rate of 34% in 2000, 1999 and 1998 is as follows:

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Provision (benefit) at statutory rate.......................  $(2,408)    $2,681     $3,309
State tax provision, net of federal tax benefit.............     (247)       254         92
Foreign branch earnings.....................................     (927)        80         --
Prior year issues and taxes.................................      501         --         --
Effect of non U.S. operations taxed at rates different than
  U.S federal statutory rate................................      264        465        197
Other, net..................................................        4        (67)       363
                                                              -------     ------     ------
                                                              $(2,813)    $3,413     $3,961
                                                              =======     ======     ======

    United States income tax returns for fiscal years 1994 through 1998 are currently under examination by the Internal Revenue Service. Assessments, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations.

    Cash paid for income taxes during 2000, 1999 and 1998 was approximately $2,990,000, $3,361,000 and $3,136,000, respectively.

(12)  LEASE COMMITMENTS:

    The Company has lease agreements for several of its facilities and certain equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $7,465,000, $6,706,000 and $5,187,000 for 2000, 1999 and
1998, respectively.

    Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

(IN THOUSANDS)
--------------
2001........................  $ 6,251

2002........................    5,745

2003........................    5,272

2004........................    3,684

2005........................    3,395

Thereafter..................    8,117
                              -------
                              $32,464
                              =======

(13)  COMMITMENTS AND CONTINGENCIES:

    EMPLOYMENT CONTRACTS--

    On October 11, 1996, the Company entered into employment agreements with the Chairman of the Board, President and Chief Executive Officer and with the Executive Vice President, Finance and Chief Financial Officer of the Company. Each contract has a term of five years with a base salary of $500,000 for the Chairman and $240,000 for the Executive Vice President. The base salary is increased each year by a percentage equal to the percentage increase, if any, in the consumer price index. The employment agreements provide that each individual may be terminated without cause prior to the expiration of the agreement, and in such case, such person would be entitled to severance payments equal to two times the sum of the annual base salary then in effect plus the bonus earned for the immediate preceding year, payable over a two year period.

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

(14)  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                     JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,
                                                     -----------   ---------   --------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Net sales..........................................    $163,846    $184,139    $178,160     $175,176
Gross profit.......................................      28,366      33,464      28,661       33,018
Loss from continuing operations....................      (1,153)       (449)     (2,276)        (392)
Income from discontinued operations................          --          --          --          222
                                                       --------    --------    --------     --------
Net loss...........................................    $ (1,153)   $   (449)   $ (2,276)    $   (170)
                                                       ========    ========    ========     ========
Earnings Per Share:
  Basic and diluted loss from continuing
    operations.....................................    $  (0.15)   $  (0.06)   $  (0.30)    $  (0.05)
  Basic and diluted income from discontinued
    operations.....................................          --          --          --         0.02
                                                       --------    --------    --------     --------
    Basic and diluted net (loss)...................    $  (0.15)   $  (0.06)   $  (0.30)    $  (0.03)
                                                       ========    ========    ========     ========
1999
Net sales..........................................    $151,898    $165,754    $172,786     $179,614
Gross profit.......................................      34,835      38,101      39,609       29,460
Income (loss) from continuing operations...........       1,835       2,071       3,036       (2,469)
Loss from discontinued operations..................     (17,601)       (793)         --         (577)
                                                       --------    --------    --------     --------
Net income (loss)..................................    $(15,766)   $  1,278    $  3,036     $ (3,046)
                                                       ========    ========    ========     ========
Earnings Per Share:
  Basic income (loss) from continuing operations...    $   0.25    $   0.28    $   0.41     $  (0.33)
  Basic loss from discontinued operations..........       (2.42)      (0.11)         --        (0.08)
                                                       --------    --------    --------     --------
    Basic net income (loss)........................    $  (2.17)   $   0.17    $   0.41     $  (0.41)
                                                       ========    ========    ========     ========
  Diluted income (loss) from continuing
    operations.....................................    $   0.25    $   0.28    $   0.40     $  (0.33)
  Diluted loss from discontinued operations........       (2.42)      (0.11)         --        (0.08)
                                                       --------    --------    --------     --------
    Diluted net income (loss)......................    $  (2.17)   $   0.17    $   0.40     $  (0.41)
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

    Information about the Company's operations by geographical area, with United States and Canada stated separately as of and for the years ended October 31, 2000, 1999 and 1998, respectively is as follows:

                                             UNITED                           ASIA/
2000                                         STATES     CANADA     EUROPE    PACIFIC    CORPORATE    TOTAL
----                                        --------   --------   --------   --------   ---------   --------
                                                                     (IN THOUSANDS)
Sales--external customers.................  $407,575   $42,117    $178,965   $72,664     $    --    $701,321
Intersegment sales........................    17,771     5,704       4,442        --          --      27,917
Income from operations....................    17,185     4,748      (1,413)      436          --      20,956
Interest income...........................       253        --          39        --          --         292
Interest expense..........................    30,182       306         926       431          --      31,845
Depreciation and Amortization.............    16,824     1,474       8,074     3,737         303      30,412
Provision for income taxes................    (2,050)    1,294      (1,962)     (328)        233      (2,813)
Income (loss) from continuing
  operations..............................    (7,621)    3,136        (233)      111         336      (4,271)
Provision for losses on accounts
  receivable
  and inventory...........................       500        42       1,082       152          --       1,776
Segment assets............................   250,080    29,010     126,287    50,209      16,104     471,690
Capital expenditures......................  $ 10,111   $   224    $  4,308   $ 3,992     $    --    $ 18,635

                                             UNITED                           ASIA/
1999                                         STATES     CANADA     EUROPE    PACIFIC    CORPORATE    TOTAL
----                                        --------   --------   --------   --------   ---------   --------
                                                                     (IN THOUSANDS)
Sales--external customers.................  $370,571   $37,634    $186,098   $75,749     $    --    $670,052
Intersegment sales........................    13,505     8,655       3,246        --          --      25,406
Income from operations....................    26,944     6,064       3,507       697          --      37,212
Interest income...........................       391        --          28        18          --         437
Interest expense..........................    29,077       565       1,419       428          --      31,489
Depreciation and Amortization.............    17,782     1,432       8,488     3,852          --      31,554
Provision for income taxes................     2,275     1,675        (406)     (302)        171       3,413
Income (loss) from continuing
  operations..............................     3,707     2,945      (1,882)     (554)        257       4,473
Provision for losses on accounts
  receivable
  and inventory...........................       905        94       1,241       113          --       2,353
Segment assets............................   255,469    30,759     157,512    55,529      15,722     514,991
Capital expenditures......................  $ 11,208   $   544    $  4,842   $ 5,641     $    --    $ 22,235

                                             UNITED                           ASIA/
1998                                         STATES     CANADA     EUROPE    PACIFIC    CORPORATE    TOTAL
----                                        --------   --------   --------   --------   ---------   --------
                                                                     (IN THOUSANDS)
Sales--external customers.................  $359,243   $37,059    $192,248   $78,006     $    --    $666,556
Intersegment sales........................    14,372     8,586       5,784        --          --      28,742
Income from operations....................    27,041     5,970       7,230     1,806          --      42,047
Interest expense..........................    29,967       798       2,341       674          --      33,780
Interest income...........................       218        --         197         4          --         419
Depreciation and Amortization.............    17,767     1,338       7,715     3,558          --      30,378
Provision for income taxes................     2,356     1,434          36        34         101       3,961
Income (loss) from continuing
  operations..............................     2,843     2,548         166        63         151       5,771
Provision for losses on accounts
  receivable
  and inventory...........................       456        --       1,483       109          --       2,048
Segment assets............................   253,923    30,628     168,998    54,798      60,743     569,090
Capital expenditures......................  $  9,455   $   375    $  8,645   $ 5,969     $    --    $ 24,444

    Included in Corporate assets are the investment in joint venture and the net assets of discontinued operations.

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

    Condensed financial information relating to the discontinued operations of Proponite is as follows:

                                                              OCTOBER 31,1999
                                                              ---------------
                                                              (IN THOUSANDS)
Net assets of discontinued operations:
  Current assets............................................      $  785
  Property, plant and equipment-net.........................       6,555
                                                                  ------
                                                                   7,340
  Current liabilities (including provision for disposal in
    1999)...................................................       3,091
                                                                  ------
Net assets held for sale-...................................      $4,249
                                                                  ======

                                                                    FOR THE YEAR ENDED
                                                   -----------------------------------------------------
                                                   OCTOBER 31, 2000   OCTOBER 31, 1999   OCTOBER 31,1998
                                                   ----------------   ----------------   ---------------
                                                                      (IN THOUSANDS)
Results of Operations:
  Net sales......................................      $      --           $ 6,633           $34,683
                                                       ---------           -------           -------
  Gross profit (loss)............................             --              (873)            1,182
                                                       ---------           -------           -------
  Net income (loss)..............................      $      --           $(1,205)          $(2,603)
                                                       =========           =======           =======

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

    During 1998, the Company sold all five of its Rigids' businesses to three separate purchasers. Losses from these operations were approximately
$2.8 million for the year ending October 31, 1999. Gross proceeds from the sales of these operations were approximately $16.4 million. After giving effect to working capital adjustments and payment of professional fees, net proceeds amounted to approximately $13.9 million.

    Remaining assets and liabilities of the Proponite business were collected, sold and settled during fiscal 2000, and a net gain of $222,000 was realized and is recorded in discontinued operations.

(17)  RESTRUCTURING CHARGES:

    In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charge of $1.9 million recorded in the cost of sales section of the income statement relates to the following: $1.5 million reserve for the severance of all manufacturing personnel, of which approximately $84,000 was paid in October 2000, and $375,000 of actual cash expenditures related to environmental costs, legal costs and dismantling and relocation of certain fixed assets.

    The Company expects to incur approximately $2.4 million in additional charges related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. The Company expects the restructuring plan and all related costs to be completed by April 2001.

    During the second quarter of Fiscal 1999, management and the Belgian Workers' Council approved a plan to eliminate 17 manufacturing positions in the Company's Belgium operations. As a result, a restructuring charge of $1.8 million was recorded in the cost of sales section of the income statement for the year ending October 31, 1999. This amount related to severance, professional fees and the repayment of government subsidies. The amount had been fully paid to all respective parties by October 31, 1999.

(18)  RELATED PARTY TRANSACTIONS:

    In connection with the acquisition of Borden Global Packaging ("BGP"), Borden, Inc. and the Company entered into a Governance Agreement, dated as of June 20, 1996 with respect to certain matters relating to the corporate governance of the Company. For the years ending October 31, 2000, 1999 and 1998, the Company purchased resin from BCP in the amount of $22.8 million, $19.7 million and $27.6 million, respectively. BCP is a limited partnership in which BCP Management Inc., a wholly owned subsidiary of Borden Inc., is general partner.

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

                                                                     SCHEDULE II

                              AEP INDUSTRIES INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)

                                             BALANCE AT    ADDITIONS                               BALANCE
                                            BEGINNING OF   CHARGED TO    DEDUCTIONS                 AT END
                                                YEAR        EARNINGS    FROM RESERVES    OTHER     OF YEAR
                                            ------------   ----------   -------------   --------   --------
YEAR ENDED OCTOBER 31, 2000:
  Allowance for doubtful accounts.........     $5,342        $  903         $  882       $(423)     $4,940
                                               ======        ======         ======       =====      ======
  Inventory...............................     $1,319        $  873         $  780       $(244)     $1,168
                                               ======        ======         ======       =====      ======
YEAR ENDED OCTOBER 31, 1999:
  Allowance for doubtful accounts.........     $4,686        $1,389         $  623       $(110)     $5,342
                                               ======        ======         ======       =====      ======
  Inventory...............................     $1,418        $  964         $  938       $(125)     $1,319
                                               ======        ======         ======       =====      ======
YEAR ENDED OCTOBER 31, 1998:
  Allowance for doubtful accounts.........     $4,863        $1,423         $1,301       $(299)     $4,686
                                               ======        ======         ======       =====      ======
  Inventory...............................     $1,497        $  625         $  888       $ 184      $1,418
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

Dated: January 29, 2001                                AEP INDUSTRIES INC.

                                                       By:   /s/ J. Brendan Barba
                                                             ---------------------------------------
                                                             J. Brendan Barba
                                                             Chairman of the Board,
                                                             President and Principal
                                                             Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 29, 2001                                AEP INDUSTRIES INC.

                                                       By:   /s/ J. Brendan Barba
                                                             ---------------------------------------
                                                             J. Brendan Barba
                                                             Chairman of the Board,
                                                             President and Principal
                                                             Executive Officer

Dated: January 29, 2001
                                                       By:   /s/ Paul M. Feeney
                                                             ---------------------------------------
                                                             Paul M. Feeney
                                                             Executive Vice President,
                                                             Principal Financial Officer and
                                                             Director

Dated: January 29, 2001
                                                       By:   /s/ Lawrence R. Noll
                                                             ---------------------------------------
                                                             Lawrence R. Noll
                                                             Vice President--Controller,
                                                             Principal Accounting Officer
                                                             and Director

Dated: January 29, 2001
                                                       By:   /s/ Kenneth Avia
                                                             ---------------------------------------
                                                             Kenneth Avia
                                                             Director

Dated: January 29, 2001
                                                       By:   /s/ William H. Carter
                                                             ---------------------------------------
                                                             William H. Carter
                                                             Director

Dated: January 29, 2001
                                                       By:   /s/ Adam H. Clammer
                                                             ---------------------------------------
                                                             Adam H. Clammer
                                                             Director

Dated: January 29, 2001
                                                       By:   /s/ Lee C. Stewart
                                                             ---------------------------------------
                                                             Lee C. Stewart
                                                             Director

Dated: January 29, 2001
                                                       By:   /s/ Paul E. Gelbard
                                                             ---------------------------------------
                                                             Paul E. Gelbard
                                                             Director

Dated: January 29, 2001
                                                       By:   /s/ William F. Stoll
                                                             ---------------------------------------
                                                             William F. Stoll
                                                             Director

Dated: January 29, 2001
                                                       By:   /s/ Scott M. Stuart
                                                             ---------------------------------------
                                                             Scott M. Stuart
                                                             Director

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                             DESCRIPTION OF EXHIBIT                           PAGE
--------------                             ----------------------                         --------
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

         10(f)(2)       Amendment No. 1, dated as of October 24, 1997, to the Credit
                        Agreement dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company as Agent and the Bank's
                        party thereto (incorporated by reference to Exhibit 10(f)(2)
                        to the Registrant's Annual Report on Form 10-K, for the year ended October 31, 1997)

         10(f)(3)       Amendment No. 2, dated as of October 31, 1999, to the Credit
                        Agreement dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company as Agent and the Banks
                        party thereto(incorporated by reference to Exhibit 10(f)(3)
                        to the Registrant's Quarterly Report on Form 10-Q, for the
                        quarter ended April 30, 2000)

         10(f)(4)       Amendment No. 3, dated as of April 19, 2000, to the Credit
                        Agreement dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company as Agent and the Banks
                        party thereto (incorporated by reference to Exhibit 10(f)(3)
                        to the Registrant's Quarterly Report on Form 10-Q, for the
                        quarter ended April 30, 2000)

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

EXHIBIT NUMBER                             DESCRIPTION OF EXHIBIT                           PAGE
--------------                             ----------------------                         --------
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

         10(n)          Registration Rights Agreement, date as of November 19, 1997, among Registrant and J.P. Morgan Securities, Inc., Morgan
                        Stanley & Co. Incorporated and Salomon Brothers, Inc
                        (incorporated by reference to Exhibit 1 to Registrant's
                        Current Report on Form 8-K, dated November 19, 1997)

         10(o) Indenture, dated as of November 19, 1997, between the Registrant and The Bank of New York, as Trustee
                        (incorporated by reference to Exhibit 1 to Registrant's
                        Current Report on Form 8-K, dated November 19, 1997)

         10(p)          Agreement for Sale of Business, dated July 18, 1997, between
                        ICI Australia Limited and ICI Australia Operations PTY
                        Limited as Seller, and Registrant's subsidiary AEP
                        Industries (Australia) PTY Limited, as Purchaser
                        (incorporated by reference to Exhibit 10(p) to the
                        Registrant's Annual Report on Form 10-K for the year ended
                        October 31, 1997)

           23           Consent of Arthur Andersen LLP

           24 Power of Attorney (see "Power of Attorney" on signature page)