Form 10-Q
period 2001-01-31
AEP INDUSTRIES INC
filed 2001-03-15
CIK 785787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended January 31, 2001

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

                              SHARES
                          OUTSTANDING AT
 CLASS OF COMMON STOCK    MARCH 9, 2001
-----------------------   --------------
    $.01 Par Value          7,696,178

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                              AEP INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JANUARY 31,   OCTOBER 31,
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,300      $  2,929
  Accounts receivable, less allowance of $5,425 in 2001 and
    $4,940 in 2000 for doubtful accounts....................      94,527       100,544
  Inventories, net..........................................      86,117        76,076
  Other current assets......................................      13,790         9,643
                                                                --------      --------
    Total current assets....................................     195,734       189,192
                                                                --------      --------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $155,615 in 2001 and
  $141,193 in 2000..........................................     207,430       200,862
GOODWILL, less accumulated amortization of $5,457 in 2001
  and $5,143 in 2000........................................      37,315        37,629
INVESTMENT IN JOINT VENTURE.................................      16,208        16,104
OTHER ASSETS................................................      25,816        27,903
                                                                --------      --------
    TOTAL ASSETS............................................    $482,503      $471,690
                                                                ========      ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.....................................    $ 28,432      $ 25,406
  Accounts payable..........................................      96,039        87,466
  Accrued expenses..........................................      41,311        43,752
                                                                --------      --------
    Total current liabilities...............................     165,782       156,624
LONG-TERM DEBT                                                   251,769       255,776
OTHER LONG TERM LIABILITIES.................................       6,675         6,460
                                                                --------      --------
    Total liabilities.......................................     424,226       418,860
                                                                --------      --------
SHAREHOLDERS' EQUITY:
  Preferred stock--$1.00 par value, 1,000,000 shares
    authorized; none outstanding............................          --            --
  Common stock--$.01 par value, 30,000,000 shares
    authorized; 10,321,603 and 10,206,262 shares, issued in
    2001 and 2000, respectively.............................         103           102
  Additional paid-in capital................................      96,954        94,608
  Treasury stock--common stock; at cost, 2,666,156 shares in
    2001 and 2000...........................................     (59,221)      (59,221)
  Retained earnings.........................................      60,555        60,395
  Accumulated other comprehensive income....................     (40,114)      (43,054)
                                                                --------      --------
    Total shareholders' equity..............................      58,277        52,830
                                                                --------      --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............    $482,503      $471,690
                                                                ========      ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                              AEP INDUSTRIES INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE THREE MONTHS
                                                                 ENDED JANUARY 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
NET SALES...................................................  $156,499       $163,846
COST OF SALES...............................................   124,639        135,480
RESTRUCTURING CHARGE........................................        65             --
                                                              --------       --------
    Gross profit............................................    31,795         28,366
                                                              --------       --------
OPERATING EXPENSES
  Delivery..................................................     8,913          7,861
  Selling...................................................     9,333          9,616
  General and Administrative................................     6,376          7,160
                                                              --------       --------
    Total operating expenses................................    24,622         24,637
                                                              --------       --------
    Income from operations..................................     7,173          3,729
                                                              --------       --------
OTHER INCOME (EXPENSE):
  Interest expense, net.....................................    (7,725)        (7,383)
  Other, net................................................       823          1,700
                                                              --------       --------
                                                                (6,902)        (5,683)
                                                              --------       --------
    Income (Loss) before provision (benefit) for income
      taxes.................................................       271         (1,954)
PROVISION (BENEFIT) FOR INCOME TAXES........................       111           (801)
                                                              --------       --------
    Net Income (Loss).......................................       160         (1,153)
Retained earnings, beginning of period......................    60,395         64,444
                                                              --------       --------
Retained earnings, end of period............................  $ 60,555       $ 63,291
                                                              ========       ========
EARNINGS PER SHARE--Basic and Diluted:
    Net Income (Loss).......................................  $   0.02       $  (0.15)
                                                              ========       ========
Consolidated Statements of Other Comprehensive Income (Loss)
Net Income (Loss)...........................................  $    160       $ (1,153)
Other comprehensive income (loss):
  Unrealized foreign currency translation adjustments.......     5,643         (4,726)
  Cumulative adjustment to reflect adoption of FASB 133.....     4,404
  Unrealized loss on derivative financial instruments.......    (7,107)
                                                              --------       --------
Comprehensive income (loss).................................  $  3,100       $ (5,879)
                                                              ========       ========

  The accompanying notes to financial statements are an integral part of these statements.

                              AEP INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                               FOR THE THREE MONTHS
                                                                 ENDED JANUARY 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    160       $ (1,153)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities--
    Depreciation and amortization...........................     7,385          7,940
    Net gain on sale of building and equipment..............       (46)          (569)
    Provision for losses on accounts receivable.............       578            413
    Joint venture income....................................      (179)          (279)
    Decrease in accounts receivable.........................     5,676         18,786
    Increase in inventories.................................   (10,278)        (3,814)
    Increase in other current assets........................    (4,147)        (1,915)
    Increase in net assets of discontinued operations.......        --           (145)
    Decrease in other assets................................     2,087            605
    Increase (decrease) in accounts payable.................     8,573         (1,433)
    Decrease in accrued expenses............................    (5,144)       (11,537)
    Increase (decrease) in other long term liabilities......       215           (858)
                                                              --------       --------
      Net cash provided by operating activities.............     4,880          6,041
                                                              --------       --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................    (6,456)        (3,932)
  Sales and retirements of property, plant and equipment,
    net.....................................................       110          1,529
                                                              --------       --------
      Net cash used in investing activities.................    (6,346)        (2,403)
                                                              --------       --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments)...............................      (981)        (1,858)
  Proceeds from issuance of common stock....................     2,347            349
                                                              --------       --------
      Net cash provided by (used in) financing activities...     1,366         (1,509)
                                                              --------       --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH....................    (1,529)        (1,690)
                                                              --------       --------
NET INCREASE (DECREASE) IN CASH:............................    (1,629)           439
CASH AT BEGINNING OF PERIOD:................................     2,929          3,103
                                                              --------       --------
CASH AT END OF PERIOD:......................................  $  1,300       $  3,542
                                                              ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--interest.................  $ 12,962       $ 12,241
                                                              --------       --------
  Cash paid during the period for--income taxes.............  $    375       $    467
                                                              --------       --------

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2000.

(2) EARNINGS PER SHARE (EPS)

    Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended January 31, 2001 and 2000, were 7,598,336 and 7,442,727, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended January 31, 2001 and 2000 were 7,766,488 and 7,567,361, respectively. The computation of diluted EPS includes 168,152 and 124,634 equivalent shares attributable to options outstanding and excludes 40,000 and 156,010 anti dilutive options for the three months ended January 31, 2001 and 2000, respectively. As a result of the loss incurred for the three months ended January 31, 2000, the 124,634 equivalent shares attributable to options was not considered in computing diluted EPS as such options would be anti-dilutive.

(3) INVENTORIES

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                 JANUARY 31, 2001   OCTOBER 31, 2000
                                                 ----------------   ----------------
                                                           (IN THOUSANDS)
Raw Materials..................................       $25,898            $18,220
Finished Goods.................................        57,992             55,243
Supplies.......................................         3,593              3,781
                                                      -------            -------
                                                       87,483             77,244
Less: Inventory Reserve........................        (1,366)            (1,168)
                                                      -------            -------
Total Inventories, net.........................       $86,117            $76,076
                                                      =======            =======

    The LIFO method was used for determining the cost of approximately 61% and 60% of total inventories at January 31, 2001 and October 31, 2000, respectively.

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(4) OTHER INCOME (EXPENSE)

    For the three months ended January 31, 2001 and 2000, other income (expense) consisted of the following:

                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Foreign currency exchange gains, net........................    $458      $  832
Gain on sale of building and equipment......................      46         569
Joint venture income, net...................................     104         203
Other miscellaneous.........................................     215          96
                                                                ----      ------
  Total.....................................................    $823      $1,700
                                                                ====      ======

(5) SEGMENT INFORMATION

    The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets.

    The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

    Information about the Company's operations by geographical area as of and for the three months ended January 31, 2001 and 2000, respectively is as follows:

                                                                         2001
                                                 ----------------------------------------------------
                                                  UNITED
                                                  STATES     CANADA     EUROPE    PACIFIC     TOTAL
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Sales--external customers......................  $90,899     $9,171    $39,474    $16,955    $156,499
Intersegment sales.............................    4,846      1,032        981         --       6,859
Income from operations.........................    6,439        435         76        223       7,173

                                                                         2000
                                                 ----------------------------------------------------
                                                  UNITED
                                                  STATES     CANADA     EUROPE    PACIFIC     TOTAL
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Sales--external customers......................  $91,164     $8,778    $44,229    $19,675    $163,846
Intersegment sales.............................    3,191      2,677        926         --       6,794
Income from operations.........................    1,591      1,554        178        406       3,729

(6) RESTRUCTURING CHARGE

    In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charge of $65,000 recorded in the cost of sales section of the income statement relates to actual cash expenditures made

                              AEP INDUSTRIES INC.

                                  (UNAUDITED)

(6) RESTRUCTURING CHARGE (CONTINUED)
related to environmental costs, legal costs and dismantling and relocation of certain fixed assets. The Company expects to incur approximately $2.4 million in additional charges related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. The Company expects the restructuring plan and all related costs to be completed by April 2001.

(7) DERIVATIVE INSTRUMENTS

    Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").
FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The cumulative adjustment recorded on November 1, 2000 to reflect the adoption of FASB 133 was to increase current assets and other comprehensive income by $4.4 million. Changes in the fair value of derivative financial instruments held by the Company at January 31, 2001 resulted in unrealized losses of $2.7 million, which were recognized for the period in accrued expenses and in shareholders' equity (as a component of other comprehensive income).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 AS COMPARED TO THREE MONTHS ENDED
  JANUARY 31, 2000

NET SALES AND GROSS PROFIT

    Net sales for the three months ended January 31, 2001, decreased by $7.3 million, or 4.5%, to $156.5 million from $163.8 million for the three months ended January 31, 2000. Net sales in North America increased to $100.1 million during the 2001 period from $99.9 million during the 2000 period, primarily due to a 3.5% increase in sales volume which was offset by a 3.3% decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were partially passed through to our customers. Net sales in Europe decreased 10.8% to $39.5 million for the first quarter of fiscal 2001 from $44.2 million for the same period in fiscal 2000, primarily due to a 13.1% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers and the competitive market place, partially offset by a 2.7% volume increase. Net sales in Asia/ Pacific decreased 13.8% to $17.0 million during the 2001 period from $19.7 million for the 2000 period, primarily due to a 3.4% sales volume decrease and a decrease of 10.8% in average selling prices which resulted from the economic pressures in the region.

    Gross profit for the three months ended January 31, 2001, was $31.8 million compared to $28.4 million for the three months ended January 31, 2000. Gross profit in North America increased $5.2 million or 29.1% to $23.2 million for the three months ended January 31, 2001, as a result of lower raw material costs and lower fixed overhead costs per unit due to higher plant utilization rates for the period. Gross profit in Europe decreased 17.5% to $6.4 million for the three months ended January 31, 2001, primarily due to the continuing general economic pressures of the region and lower average selling prices, which resulted in lower margins. The European region also incurred additional costs relating to its shutdown of its UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/ Pacific gross profit for the three months ended January 31, 2001, decreased by 16.6%, as a result of a 3.4% decrease in volume and lower average per unit selling prices due to the competitive and economic pressures in the region.

OPERATING EXPENSES

    Operating expenses for the three months ended January 31, 2001 and 2000 were $24.6 million for both periods. Delivery expenses increased by $1.1 million in the current period to $8.9 million, primarily due to an increase in world wide fuel costs and increased sales volume. This increase was offset by a reduction in selling and general and administrative expenses which decreased by $1.1 million to $15.7 million from $16.8 million in the same period in the prior fiscal year. This decrease was not attributable to no major decrease in any one area.

INTEREST EXPENSE

    Interest expense for the three months ended January 31, 2001, was $7.7 million compared to $7.4 million for the three months ended January 31, 2000. This increase in interest expense resulted from higher average interest rates paid during the current period due to the Company's amendment of its Credit Agreement in April 2000. This increase was partially offset by lower average debt outstanding for the period.

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

    Our working capital amounted to $30.0 million at January 31, 2001, compared to $32.6 million at October 31, 2000. This decrease of $2.6 million in working capital is primarily the result of marking our derivatives to market in accordance with FASB 133, which resulted in an unrealized loss of $2.7 million on our derivative financial instruments held by us at January 31, 2001. The weakening of the United States dollar during three months ended January 31, 2001 slightly increased translated working capital balances of foreign subsidiaries. The remaining increases and decreases in components of our financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities, consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility currently for an amount up to $75.0 million. As of January 31, 2001, there was $67.6 million outstanding under the term credit facility. At January 31, 2001, there was a standby letter of credit in the amount of $1 million held as security against the Pennsylvania Industrial Loan due on February 24, 2002, and $5.4 million outstanding under our revolving credit facility with an remaining availablity of $68.6 million.

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

    The Credit Agreement, as amended, contains financial covenants, the most significant of which are a cash flow ratio and a fixed charge coverage ratio. For the period from November 1, 2000, through January 31, 2001, the cash flow ratio may not exceed 5.00:1. The fixed charge coverage ratio may not be less than 1.25:1 for the same period. The Indenture pursuant to which our $200.0 million of 9.875% Senior Subordinated Notes were issued also contains customary covenants including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. We are currently in compliance with all of these covenants, and we expect to remain in compliance with these covenants.

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At Janaury 31, 2001, the aggregate amount outstanding under such facilities was $3.4 million, and $33.1 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations.

    Our cash and cash equivalents were $1.3 million at January 31, 2001, as compared to $2.9 million at October 31, 2000. Net cash provided by operating activities during the three months ended January 31, 2001 was $4.9 million, primarily due to net income of $160,000, depreciation and amortization expense of $7.4 million, reduction of trade accounts receivable by $5.7 million and net decreases in other operating assets and liabilities of $1.9 million, offset by net investment in inventories of $10.3 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash used in investing activities during the three months ended January 31, 2001 was $6.3 million, resulting primarily from the net investment in capital expenditures of $6.5 million offset by the sales of property, plant and equipment of approximately $100,000.

    Net cash provided by financing activities during the three months ended January 31, 2001 was $1.3 million, reflecting net repayments of $1.0 million of available credit facilities and proceeds from stock issuances of $2.3 million.

    The remaining increases and decreases in the components of our financial position reflect normal operating activity.

    We believe that our cash flow from operations, combined with the availability of funds under the Credit Agreement and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. Although the Company anticipates that internal sources will generate sufficient funds to pay the final installment of approximately $32 million due on October 31, 2002 under the Credit Agreement, if it is unable to do so it will be required to refinance the obligation and there can be no assurance that the Company could do so on favorable terms.

EFFECTS OF INFLATION

    Inflation is not expected to have a significant impact on our business.

FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for, the year ending October 31, 2001, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Computation of weighted average number of shares outstanding. Pages 13-14

    (b) There were no current reports on Form 8-K filed during the quarter ended January 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AEP INDUSTRIES INC.


Date: March 15, 2001                          /s/ J. BRENDAN BARBA
                                              ---------------------------------------------
                                              J. Brendan Barba
                                              Chairman of the Board, President
                                              and Principal Executive Officer

Date: March 15, 2001                          /s/ PAUL M. FEENEY
                                              ---------------------------------------------
                                              Paul M. Feeney
                                              Executive Vice President
                                              Principal Financial and Accounting
                                              Officer and Director