Form 10-Q
period 2001-04-30
AEP INDUSTRIES INC
filed 2001-06-13
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-14450

AEP Industries Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1916107 (I.R.S. Employer Identification No.)

125 Phillips Avenue
South Hackensack, New Jersey (Address of principal executive offices)	07606 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding At June 4, 2001
$.01 Par Value	7,778,995

Item 1. Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2001	October 31, 2000
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,988	$2,929
Accounts receivable, less allowance of $5,457 in 2001 and $4,940 in 2000 for doubtful accounts	93,418	100,544
Inventories, net	86,279	76,076
Other current assets	13,864	9,643

Total current assets	196,549	189,192

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $152,991 in 2001 and $141,193 in 2000	199,398	200,862
GOODWILL, less accumulated amortization of $5,774 in 2001 and $5,143 in 2000	36,998	37,629
INVESTMENT IN JOINT VENTURE	—	16,104
OTHER ASSETS	28,354	27,903

TOTAL ASSETS	$461,299	$471,690

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$25,589	$25,406
Accounts payable	89,834	87,466
Accrued expenses	41,403	43,752

Total current liabilities	156,826	156,624
LONG-TERM DEBT	240,021	255,776
OTHER LONG TERM LIABILITIES	6,563	6,460

Total liabilities	403,410	418,860

SHAREHOLDERS' EQUITY:
Preferred stock—$1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock—$.01 par value, 30,000,000 shares authorized; 10,375,649 and 10,206,262 shares, issued in 2001 and 2000, respectively	103	102
Additional paid-in capital	98,588	94,608
Treasury stock—common stock; at cost, 2,634,950 shares in 2001 and 2,666,156 shares in 2000	(58,528)	(59,221)
Retained earnings	56,301	60,395
Accumulated other comprehensive income	(38,575)	(43,054)

Total shareholders' equity	57,889	52,830

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$461,299	$471,690

The accompanying notes to financial statements are an integral part of these balance sheets.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2001	2000	2001	2000
NET SALES	$164,534	$184,139	$321,033	$347,985
COST OF SALES	133,449	150,675	258,088	286,155
RESTRUCTURING CHARGE	1,213	—	1,278	—

Gross profit	29,872	33,464	61,667	61,830

OPERATING EXPENSES
Delivery	7,814	9,617	16,727	17,478
Selling	9,481	9,847	18,814	19,463
General and Administrative	6,336	6,734	12,712	13,894

Total operating expenses	23,631	26,198	48,253	50,835

Income from operations	6,241	7,266	13,414	10,995

OTHER INCOME (EXPENSE):
Interest expense, net	(7,458)	(8,604)	(15,183)	(15,987)
Loss on sale of joint venture	(6,515)	—	(6,515)	—
Other, net	522	577	1,345	2,277

	(13,451)	(8,027)	(20,353)	(13,710)

Loss before provision for income taxes	(7,210)	(761)	(6,939)	(2,715)
PROVISION (BENEFIT) FOR INCOME TAXES	(2,956)	(312)	(2,845)	(1,113)

Net loss	(4,254)	(449)	(4,094)	(1,602)
Retained earnings, beginning of period	60,555	63,291	60,395	64,444

Retained earnings, end of period	$56,301	$62,842	$56,301	$62,842

EARNINGS PER SHARE—Basic and Diluted:
Net loss	$(0.55)	$(0.06)	$(0.54)	$(0.21)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2001	2000	2001	2000
Consolidated Statements of Other Comprehensive Income (Loss)
Net Income (Loss)	$(4,254)	$(449)	$(4,094)	$(1,602)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(2,673)	(3,832)	2,970	(8,558)
Cumulative adjustment to reflect adoption of FASB 133	—	—	4,404	—
Unrealized gain (loss) on derivative financial instruments	4,212	—	(2,895)	—

Comprehensive income (loss)	$(2,715)	$(4,281)	$385	$(10,160)

The accompanying notes to financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(in thousands)

	For the Six Months Ended April 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,094)	$(1,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,605	15,836
Loss on sale of interest in joint venture	6,515	—
Net (gain) on sale of property, plant and equipment	(769)	(1,041)
Provision for losses on accounts receivable and inventory	1,097	906
Joint venture income	(150)	(256)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,571	5,021
Increase in inventories	(10,745)	(5,457)
Increase in other current assets	(2,712)	(672)
Increase in net assets held for sale	—	(270)
Increase in other assets	(451)	(3,571)
Increase in accounts payable	2,368	10,173
Decrease in accrued expenses	(1,656)	(3,151)
Increase (decrease) in other long term liabilities	103	(951)

Net cash provided by operating activities	10,682	14,965

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(9,567)	(7,686)
Sales and retirements of property, plant and equipment, net	1,227	2,842
Net proceeds from sale of interest in joint venture	9,589	—

Net cash from (used) in investing activities	1,249	(4,844)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net borrowings (repayments) on long term debt	(15,572)	(10,015)
Proceeds from issuance of common stock	3,981	558

Net cash used in financing activities	(11,591)	(9,457)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(281)	(94)
NET INCREASE IN CASH:	59	570
CASH AT BEGINNING OF PERIOD:	2,929	3,103

CASH AT END OF PERIOD:	$2,988	$3,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—interest	$14,235	$14,081

Cash paid during the period for—income taxes	$943	$1,852

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

(2) Earnings Per Share (EPS)

    Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three and six months ended April 30, 2001 and 2000, were 7,697,102, 7,493,930, 7,646,900 and 7,464,005, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). As a result of the loss incurred for the three and six months ended April 30, 2001 and 2000, no equivalent shares attributable to options were considered in computing diluted EPS, as such options would be anti-dilutive.

(3) Inventories

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	April 30, 2001	October 31, 2000
	(In thousands)
Raw Materials	$28,030	$18,220
Finished Goods	55,751	55,243
Supplies	3,940	3,781

	87,721	77,244
Less: Inventory Reserve	(1,442)	(1,168)

Total Inventories, net	$86,279	$76,076

    The LIFO method was used for determining the cost of approximately 60% of total inventories at April 30, 2001 and October 31, 2000, respectively.

(4) Other Income (Expense)

    Other income (expense) consisted of the following:

	For the three months ended April 30,		For the six months ended April, 30
	2001	2000	2001	2000
	(in thousands)
Foreign currency exchange gains, net	$(103)	$230	$355	$1,062
Gain on sale of property, plant and equipment	723	472	769	1,041
Joint venture income, net	46	53	150	256
Other miscellaneous	(144)	(178)	71	(82)

Total	$522	$577	$1,345	$2,277

(5) Segment Information

    The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

    Information about the Company's operations by geographical area as of and for the periods ended April 30, 2001 and 2000, respectively is as follows:

	2001
	United States	Canada	Europe	Asia/Pacific	Total
	(in thousands)
For the three months ended April 30:
Sales — external customers	$95,623	$10,908	$41,485	$16,518	$164,534
Intersegment sales	5,273	670	842	—	6,785
Income from operations	6,200	716	4	(679)	6,241
	2000
	United States	Canada	Europe	Asia/Pacific	Total
	(in thousands)
For the three months ended April 30:
Sales — external customers	$107,574	$11,288	$47,223	$18,054	$184,139
Intersegment sales	5,022	1,269	1,334	—	7,625
Income from operations	5,621	1,145	654	(154)	7,266

	2001
	States United	Canada	Europe	Asia/ Pacific	Total
	(in thousands)
For the six months ended April 30:
Sales — external customers	$186,522	$20,079	$80,959	$33,473	$321,033
Intersegment sales	10,119	1,702	1,823	—	13,644
Income from operations	12,639	1,151	80	(456)	13,414
	2000
	United States	Canada	Europe	Asia/ Pacific	Total
	(in thousands)
For the six months ended April 30:
Sales — external customers	$198,738	$20,066	$91,452	$37,729	$347,985
Intersegment sales	8,213	3,946	2,260	—	14,419
Income from operations	7,212	2,699	832	252	10,995

(6) Restructuring Charges

    In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of $427,000 and $492,000 were recorded in the cost of sales section of the income statements for the three months and six months ended April 30, 2001, respectively, and relates to actual cash expenditures made related to environmental costs, legal costs and dismantling and relocation of certain fixed assets. The Company expects to incur approximately $1.9 million in additional charges related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. The Company expects the restructuring plan and all related costs to be completed by July 2001.

    In March 2001, the Company also announced its plans to consolidate its Australian operations. The plan involves the closure of the Braeside, Melbourne manufacturing facility, the transfer of the manufacturing equipment to a more cost-effective facility, lease closure costs and severance and other benefits for 62 employees. The restructuring charge of $786,000 recorded in the cost of sales section of the income statement includes $635,000 related to severance costs and $151,000 for lease closure costs. The Company expects to incur approximately $1.1 million in additional charges related to this restructuring plan and will record these charges in the appropriate periods. The Company expects this restructuring plan and all related costs to be completed by August 2001.

(7) Derivative Instruments

    Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The cumulative adjustment recorded on November 1, 2000, to reflect the adoption of FASB 133 was to increase current assets and other comprehensive income by $4.4 million. Since adoption, changes in the fair value of derivative financial instruments held by the Company for the six months ended April 30, 2001 resulted in net unrealized losses of $2.9 million. At April 30, 2001, changes in the fair value of derivative financial instruments held by the Company resulted in unrealized gains of $1.5 million, which were recognized for the period in other current assets and in shareholders' equity (as a component of other comprehensive income).

(8) Sale of Joint Venture

    On April 26, 2001, the Company sold its fifty-percent interest in the Hitachi Chemical Filtec joint venture investment to its partner, Hitachi Chemical Company, Ltd., for approximately $10.1 million. The net loss on the sale, after deducting fees and expenses, was approximately $6.5 million.

AEP INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended April 30, 2001, as Compared to Three Months Ended April 30, 2000

Net Sales and Gross Profit

    Net sales for the three months ended April 30, 2001, decreased by $19.6 million, or 10.6%, to $164.5 million from $184.1 million for the three months ended April 30, 2000. Net sales in North America decreased to $106.5 million during the 2001 period from $118.9 million during the 2000 period, primarily due to a 11.7% decrease in sales volume which was offset by a 1.5% increase in per unit selling prices as a result of a change in product mix. Net sales in Europe decreased 12.2% to $41.5 million for the second quarter of fiscal 2001 from $47.2 million for the same period in fiscal 2000, primarily due to a 6.0% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers, and the competitive market place which also reduced volume sold by 6.6%. Net sales in Asia/Pacific decreased 8.5% to $16.5 million during the 2001 period from $18.1 million for the 2000 period, primarily due to a decrease of 8.5% in average selling prices which resulted from the economic pressures in the region.

    Gross profit for the three months ended April 30, 2001, was $29.9 million compared to $33.5 million for the three months ended April 30, 2000. Gross profit in North America decreased $1.8 million or 7.8% to $21.7 million for the three months ended April 30, 2001, as a result of lower volume, higher energy costs and higher fixed overhead costs per unit due to lower plant utilization rates for the period. Gross profit in Europe decreased 6.2% to $7.3 million for the three months ended April 30, 2001, primarily due to the continuing general economic pressures of the region and lower average selling prices. The European region also incurred an additional $492,000 in costs relating to the shutdown of its UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific's gross profit for the three months ended April 30, 2001, decreased by 2.9%, as a result of an 8.5% decrease in average per unit selling prices due to the economic pressures in the region offset by a change in product mix, which resulted in higher gross margins being realized. Gross profit was further reduced by $786,000 for the period because of restructuring charges recorded for the shut down of the Melbourne, Australia facility.

Operating Expenses

    Operating expenses for the three months ended April 30, 2001, were $23.6 million or $2.6 million less than the $26.2 million for the same period in the prior fiscal year. Delivery expenses decreased by $1.8 million in the current period to $7.8 million, primarily due to 9.8% decrease in volume sold partially offset by increases in world wide fuel costs. Selling and general and administrative expenses decreased by $800,000 to $15.8 million from $16.6 million in the same period in the prior fiscal year. This decrease was not attributable to any major decrease in any one area.

Interest Expense

    Interest expense for the three months ended April 30, 2001, was $7.5 million compared to $8.6 million for the three months ended April 30, 2000. This decrease in interest expense of $1.1 million resulted from lower average interest rates paid during the current period in addition to having lower average debt outstanding for the period.

Other Income (Expense)

    Other income (expense) for the three months ended April 30, 2001, amounted to $522,000. This amount included foreign currency exchange gains realized during the period, gains on sales of building and equipment and other miscellaneous income and expenses.

Loss on sale of Joint Venture

    In April 2001, the Company sold its one half interest in Hitachi Filtec joint venture for $10.1 million, which resulted in a loss of $6.5 million after all fees and investment costs.

Six Months Ended April 30, 2001, as Compared to Six Months Ended April 30, 2000

Net Sales and Gross Profit

    Net sales for the six months ended April 30, 2001, decreased by $26.9 million, or 7.8%, to $321.0 million from $347.9 million for the six months ended April 30, 2000. Net sales in North America decreased to $206.6 million during the 2001 period from $218.8 million during the 2000 period, primarily due to a 5.6% decrease in sales volume coupled with a 1.0% decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were partially passed through to our customers. Net sales in Europe decreased $10.5 million or 11.5% to $81.0 million for the first half of fiscal 2001 from $91.5 million for the same period in fiscal 2000. This decrease was primarily due to a 9.4% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers, and a competitive market place which reduced sales volume by 2.3%. Net sales in Asia/Pacific decreased 11.3% to $33.5 million during the 2001 period from $37.7 million for the 2000 period, primarily due to a 1.8% sales volume decrease and a decrease of 9.6% in average selling prices which resulted from the economic pressures in the region.

    Gross profit for the six months ended April 30, 2001, was $61.7 million compared to $61.8 million for the six months ended April 30, 2000. Gross profit in North America increased $3.4 million or 8.2% to $44.9 million for the six months ended April 30, 2001, as a result of lower raw material costs and lower fixed overhead costs per unit due to higher plant utilization rates for the period. Gross profit in Europe decreased 11.4% to $13.7 million for the six months ended April 30, 2001, primarily due to the continuing general economic pressures of the region and lower average selling prices. The European region also incurred additional costs of $492,000 relating to its shutdown of the UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific's gross profit for the six months ended April 30, 2001, decreased by 10.5%, as a result of a 1.8% decrease in volume and lower average per unit selling prices due to the competitive and economic pressures in the region. Gross profit was further reduced by $786,000 for the period for restructuring charges recorded for the shut down of the Melbourne, Australia facility.

Operating Expenses

    Operating expenses for the six months ended April 30, 2001, were $48.3 million, a decrease of $2.5 million or 5.1% from $50.8 million for the same period in the prior fiscal year. Delivery expenses decreased by $751,000 in the current period to $16.7 million, primarily due to a 4.1% decrease in sales volume offset by an increase in world wide fuel costs. Selling and general and administrative expenses decreased by $1.8 million to $31.5 million from $33.4 million in the same period in the prior fiscal year. This decrease was not attributable to any major decrease in any one area.

Interest Expense

    Interest expense for the six months ended April 30 2001, was $15.2 million compared to $16.0 million for the six months ended April 30, 2000. This decrease in interest expense resulted from lower average debt outstanding for the period partially offset by higher average interest rates paid during the current period due to the Company's amendment of its Credit Agreement in April 2000.

Other Income (Expense)

    Other income (expense) for the six months ended April 30, 2001, amounted to $1.3 million. This amount included foreign currency exchange gains realized during the period, gains on sales of building and equipment and income from investment in a joint venture.

Loss on sale of Joint Venture

    In April 2001, the Company sold its one half interest in Hitachi Filtec joint venture for $10.1 million, which resulted in a loss of $6.5 million after all fees and investment costs.

Liquidity and Capital Resources

    We have historically financed our operations through cash flow generated from operations and borrowings by us or our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

    Our working capital amounted to $39.7 million at April 30, 2001, compared to $32.6 million at October 31, 2000. This increase of $7.1 million in working capital is primarily attributable to our increased investment in our worldwide inventories of $10.7 million and the marking our derivatives to market in accordance with FASB 133, which resulted in an unrealized gain of $1.5 million on our derivative financial instruments held by us at April 30, 2001. The remaining increases and decreases in components of our financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities, consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility currently for an amount up to $75.0 million. As of April 30, 2001, there was $61.3 million outstanding under the term credit facility. At April 30, 2001, there was a standby letter of credit in the amount of $1 million held as security against the Pennsylvania Industrial Loan due on February 24, 2002, thereby reducing the revolving credit facility availability to $74 million. There was no other outstanding borrowings under this facility.

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

    The Credit Agreement, as amended, contains financial covenants, the most significant of which are a cash flow ratio and a fixed charge coverage ratio. For the period from November 1, 2000, through April 30, 2001, the cash flow ratio may not exceed 4.5:1. The fixed charge coverage ratio may not be less than 1.35:1 for the same period. The Indenture pursuant to which our $200.0 million of 9.875% Senior Subordinated Notes were issued also contains customary covenants including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. We are currently in compliance with all of these covenants, and we expect to remain in compliance with these covenants.

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At April 30, 2001, the aggregate amount outstanding under such facilities was $312,000, and $36.2 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations.

    Our cash and cash equivalents were $3.0 million at April 30, 2001, as compared to $2.9 million at October 31, 2000. Net cash provided by operating activities during the six months ended April 30, 2001 was $10.7 million, consisting primarily of depreciation and amortization expense of $14.6 million, reduction of trade accounts receivable by $6.6 million, and a non cash loss on the sale of our interest in the Hitachi Filtec joint venture of $6.5 million. These activities were offset by the net loss for the period of $4.1 million, net investment in inventories of $10.7 million, and net increases in other operating assets and liabilities of $2.2 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash from investing activities during the six months ended April 30, 2001, was $1.2 million, resulting primarily from the net proceeds from the sale of the Company's investment in Hitachi Filtec joint venture of $9.6 million, sales of property, plant and equipment of approximately $1.2 million, offset by net capital expenditures of $9.6 million.

    Net cash used in financing activities during the six months ended April 30, 2001 was $11.6 million, reflecting net repayments of $15.6 million on available credit facilities and proceeds from stock issuances of $4.0 million.

    The remaining increases and decreases in the components of our financial position reflect normal operating activity.

    We believe that our cash flow from operations, combined with the availability of funds under the Credit Agreement and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. Although the Company anticipates that internal sources will generate sufficient funds to pay the final installment of approximately $30 million due on October 31, 2002 under the Credit Agreement, if it is unable to do so it will be required to refinance the obligation, and there can be no assurance that the Company could do so on favorable terms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders of AEP Industries Inc. was held on April 10, 2001, for the purpose of electing three Class C directors and ratification of the appointment of auditors. Proxies for the Meeting were solicited pursuant to Section 14(A) of the Securities and Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

    Management's nominees for Class C directors as listed in the Proxy Statement were elected with the following vote:

Class C Directors	Shares Voted "For"	Shares Withheld	Shares Not Voted
J. Brendan Barba	6,417,502	298,142	939,829
Lawrence R. Noll	6,712,052	3,592	939,829
Lee C. Stewart	6,711,912	3,732	939,829
William F. Stoll	6,711,819	3,825	939,829

    The appointment of Arthur Andersen LLP as independent auditors was ratified by the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"	Shares Not Voted
6,715,199	395	50	939,829

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibit 11—Computation of weighted average number of shares outstanding. Pages 16-18

  (b)
  There were no current reports on Form 8-K filed during the quarter ended April 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Date: June 13, 2001	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Date: June 13, 2001	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial and Accounting Officer and Director

QuickLinks

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES