Form 10-Q
period 2001-07-31
AEP INDUSTRIES INC
filed 2001-09-14
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding At September 4, 2001
$.01 Par Value	7,794,466

Item 1.  Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31, 2001	October 31, 2000
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,554	$2,929
Accounts receivable, less allowance of $5,178 in 2001 and $4,940 in 2000 for doubtful accounts	88,593	100,544
Inventories, net	71,557	76,076
Other current assets	13,278	9,643

Total current assets	175,982	189,192

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $155,558 in 2001 and $141,193 in 2000	193,617	200,862
GOODWILL, less accumulated amortization of $6,087 in 2001 and $5,143 in 2000	36,685	37,629
INVESTMENT IN JOINT VENTURE	—	16,104
OTHER ASSETS	29,775	27,903

TOTAL ASSETS	$436,059	$471,690

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$26,344	$25,406
Accounts payable	78,682	87,466
Accrued expenses	35,539	43,752

Total current liabilities	140,565	156,624
LONG-TERM DEBT	229,673	255,776
OTHER LONG TERM LIABILITIES	6,559	6,460

Total liabilities	376,797	418,860

SHAREHOLDERS' EQUITY:
Preferred stock—$1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock—$.01 par value, 30,000,000 shares authorized; 10,429,416 and 10,206,262 shares, issued in 2001 and 2000, respectively	104	102
Additional paid-in capital	100,073	94,608
Treasury stock—common stock; at cost, 2,634,950 shares in 2001 and 2,666,156 shares in 2000	(58,528)	(59,221)
Retained earnings	55,750	60,395
Accumulated other comprehensive income	(38,137)	(43,054)

Total shareholders' equity	59,262	52,830

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$436,059	$471,690

The accompanying notes to financial statements are an integral part of these balance sheets

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2001	2000	2001	2000
NET SALES	$157,554	$178,160	$478,587	$526,145
COST OF SALES	129,148	147,999	387,236	434,154
RESTRUCTURING CHARGE	1,498	1,500	2,776	1,500

Gross profit	26,908	28,661	88,575	90,491

OPERATING EXPENSES
Delivery	8,091	9,581	24,818	27,059
Selling	9,698	9,929	28,512	29,392
General and administrative	6,756	6,687	19,468	20,581

Total operating expenses	24,545	26,197	72,798	77,032

Income from operations	2,363	2,464	15,777	13,459

OTHER INCOME (EXPENSE):
Interest expense, net	(6,594)	(7,278)	(21,777)	(23,265)
Loss on sale of joint venture	—	—	(6,515)	—
Other, net	3,297	955	4,642	3,232

	3,297	(6,323)	(23,650)	(20,033)

Loss before benefit for income taxes	(934)	(3,859)	(7,873)	(6,574)
BENEFIT FOR INCOME TAXES	(383)	(1,583)	(3,228)	(2,695)

Net loss	(551)	(2,276)	(4,645)	(3,879)
Retained earnings, beginning of period	56,301	62,841	60,395	64,444

Retained earnings, end of period	$55,750	$60,565	$55,750	$60,565

LOSS PER SHARE—Basic and Diluted:
Net loss	$(0.07)	$(0.30)	$(0.60)	$(0.52)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2001	2000	2001	2000
Consolidated Statements of Other Comprehensive Income (Loss)
Net loss	$(551)	$(2,276)	$(4,645)	$(3,879)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	756	3,696	3,726	(4,862)
Cumulative adjustment to reflect adoption of FASB 133	—	—	4,404	—
Unrealized loss on derivative financial instruments	(318)	—	(3,213)	—

Comprehensive income (loss)	$(113)	$1,420	$272	$(8,741)

The accompanying notes to financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended July 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,645)	$(3,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,467	23,241
Loss on sale of interest in joint venture	6,515	—
Net gain on sale of property, plant and equipment	(3,950)	(1,013)
Provision for losses on accounts receivable and inventory	1,536	1,318
Joint venture income	(150)	(580)
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,015	10,819
Decrease (increase) in inventories	3,919	(3,305)
Increase in other current assets	(2,444)	(2,510)
Increase in net assets held for sale	—	(1,123)
Increase in other assets	(1,872)	(2,201)
Increase (decrease) in accounts payable	(8,784)	5,338
Decrease in accrued expenses	(7,016)	(6,172)
Increase (decrease) in other long term liabilities	99	(834)

Net cash provided by operating activities	15,690	19,099

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(13,476)	(10,558)
Proceeds from disposals of property, plant and equipment, net	6,393	2,953
Net proceeds from sale of interest in joint venture	9,589	—

Net cash from (used) in investing activities	2,506	(7,605)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net borrowings (repayments) on long term debt	(25,165)	(15,305)
Proceeds from issuance of common stock	4,963	727

Net cash used in financing activities	(20,202)	(14,578)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,631	3,647
NET (DECREASE) INCREASE IN CASH:	(375)	563
CASH AT BEGINNING OF PERIOD:	2,929	3,103

CASH AT END OF PERIOD:	$2,554	$3,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—interest	$26,475	$26,637

Cash paid during the period for—income taxes	$1,660	$2,700

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

(2) Earnings Per Share (EPS)

    Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three and nine months ended July 31, 2001 and 2000, were 7,777,524, 7,363,249, 7,690,931 and 7,313,437, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). As a result of the loss incurred for the three and nine months ended July 31, 2001 and 2000, no equivalent shares attributable to options were considered in computing diluted EPS, as such effect would be anti-dilutive.

(3) Inventories

    Inventories, stated at the lower of cost (last-in, first-out (LIFO) method for domestic operations and first-in, first-out (FIFO) method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	July 31, 2001	October 31, 2000
	(In thousands)
Raw Materials	$18,775	$18,220
Finished Goods	50,125	55,243
Supplies	3,799	3,781

	72,699	77,244
Less: Inventory Reserve	(1,142)	(1,168)

Total Inventories, net	$71,557	$76,076

    The LIFO method was used for determining the cost of approximately 52% and 60% of total inventories at July 31, 2001 and October 31, 2000, respectively.

(4) Other Income (Expense)

    Other income (expense) consisted of the following:

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2001	2000	2001	2000
	(in thousands)
Foreign currency exchange gains, net	$308	$769	$663	$1,831
Gain on sale of property, plant and equipment	3,224	(28)	3,950	1,013
Joint venture income, net	—	197	150	355
Other miscellaneous	(235)	17	(121)	33

Total	$3,297	$955	$4,642	$3,232

(5) Segment Information

    The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

    Information about the Company's operations by geographical area as of and for the periods ended April 30, 2001 and 2000, respectively is as follows:

	2001
For the three months ended July 31:	United States	Canada	Europe	Asia/ Pacific	Total
	(in thousands)
Sales—external customers	$91,847	$10,874	$39,159	$15,674	$157,554
Intersegment sales	4,754	681	1,095	—	6,530
Income (loss) from operations	5,214	732	(2,438)	(1,145)	2,363
	2000
For the three months ended July 31:	United States	Canada	Europe	Asia/ Pacific	Total
	(in thousands)
Sales—external customers	$102,917	$11,617	$46,552	$17,074	$178,160
Intersegment sales	5,591	786	1,479	—	7,856
Income (loss) from operations	2,951	939	(1,106)	(320)	2,464
	2001
For the nine months ended July 31:	United States	Canada	Europe	Asia/ Pacific	Total
	(in thousands)
Sales—external customers	$278,369	$30,953	$120,118	$49,147	$478,587
Intersegment sales	14,873	2,383	2,918	—	20,174
Income (loss) from operations	17,853	1,883	(2,358)	(1,601)	15,777
	2000
For the nine months ended July 31:	United States	Canada	Europe	Asia/ Pacific	Total
	(in thousands)
Sales—external customers	$301,655	$31,683	$138,004	$54,803	$526,145
Intersegment sales	13,804	4,732	3,739	—	18,670
Income (loss) from operations	10,163	3,638	(274)	(68)	13,459

(6) Restructuring Charges

    In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of approximately $1.2 million and $1.7 million were recorded in the cost of sales section of the income statements for the three months and nine months ended July 31, 2001, respectively. These charges relate to actual cash expenditures made related to environmental costs, legal costs and dismantling and relocation of certain fixed assets and to the non-cash write-off of certain assets. Actual expenditures made related to the severance of 32 of the 33 people and charged against the liability recorded in fiscal 2000 was $416,000 and $1.0 million during the three and nine months ended July 31, 2001, respectively. The Company expects to incur approximately $1.4 million in additional charges, before recording any gains related to the sale of real property, resulting from this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. The Company expects the restructuring plan and all related costs to be completed by November 2001, with the exception of the sale of its property, which it does not expect to be completed until fiscal 2002.

    In March 2001, the Company also announced its plans to consolidate its Australian operations. The plan involves the closure of the Braeside, Melbourne manufacturing facility, the transfer of the manufacturing equipment to a more cost-effective facility, lease closure costs and severance and other benefits for 62 employees. The restructuring charges of approximately $.3 million and $1.1 million were recorded in the cost of sales section of the income statements for the three months and nine months ended July 31, 2001, respectively. These charges relate to actual cash expenditures made related to severance, lease closure costs, dismantling and relocation of certain fixed assets and to the non-cash write-off of certain assets. Actual expenditures related to the severance of 37 of the 62 employees were $164,000 and $291,000 for the three and nine months ended July 31, 2001, respectively. The Company expects to incur approximately $.6 million in additional charges related to this restructuring plan and will record these charges in the appropriate periods. The Company expects this restructuring plan and all related costs to be completed by September 2001.

(7) Derivative Instruments

    Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The cumulative adjustment recorded on November 1, 2000, to reflect the adoption of FASB 133 was to increase current assets and other comprehensive income by $4.4 million. Since adoption, changes in the fair value of derivative financial instruments held by the Company for the nine months ended July 31, 2001, resulted in net unrealized losses of $3.2 million. At July 31, 2001, changes in the fair value of derivative financial instruments held by the Company resulted in unrealized gains of $1.2 million, which were recognized for the period in other current assets and in shareholders' equity (as a component of other comprehensive income).

(8) Sale of Joint Venture

    On April 26, 2001, the Company sold its fifty-percent interest in the Hitachi Chemical Filtec joint venture to its partner, Hitachi Chemical Company, Ltd., for approximately $10.1 million. The net loss on the sale, after deducting fees and expenses, was approximately $6.5 million.

(9) New Accounting Standards

    In June 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangibles". These standards establish requirements for reporting and accounting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 16, " Business Combinations" and No. 17, "Intangible Assets". These standards require Business Combinations to be accounted for as purchases, broaden the criteria for recording intangible assets separate from goodwill and requires the use of a non-amortization approach for purchased goodwill and certain intangible assets. Under the non-amortization approach, goodwill and certain intangible assets will not be amortized in the results of operations, but will be reviewed for impairment at least on an annual basis. This standard is effective no later than the Company's fiscal year beginning November 1, 2002, but may be adopted on November 1, 2001. The Company has recorded $647,000 and $704,000 of amortization expense (net of related tax benefit) in year to date periods of 2001 and 2000, respectively. The company is currently evaluating the impact of these standards on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2001, as Compared to Three Months Ended July 31, 2000

Net Sales and Gross Profit

    Net sales for the three months ended July 31, 2001, decreased by $20.6 million, or 11.6%, to $157.6 million from $178.2 million for the three months ended July 31, 2000. Net sales in North America decreased to $102.7 million during the 2001 period from $114.5 million during the 2000 period, primarily due to a 6.7% decrease in sales volume resulting from the general slowdown of the US economy combined with a 3.9% decrease in per unit selling prices which resulted from lower raw material costs which were passed on to our customers and a change in product mix. Net sales in Europe decreased 15.9% to $39.2 million for the third quarter of fiscal 2001 from $46.6 million for the same period in fiscal 2000, primarily due to a 11.0% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers, and the competitive market place which also reduced volume sold by 5.5%. Net sales in Asia/Pacific decreased 8.2% to $15.7 million during the 2001 period from $17.1 million for the 2000 period, primarily due to a decrease of 4.9% in average selling prices in conjunction with a reduction in sales volume of 3.4% which both resulted from the economic pressures in the region.

    Gross profit for the three months ended July 31, 2001, was $26.9 million compared to $28.6 million for the three months ended July 31, 2000. Gross profit in North America increased $842,000 or 4.0% to $21.8 million for the three months ended July 31, 2001, as a result of lower raw material costs which were offset by higher fixed overhead costs per unit due to lower plant utilization rates resulting from lower volume for the period. Gross profit in Europe decreased $1.5 million or 27.1% to $4.2 million for the three months ended July 31, 2001, primarily due to the continuing competitive marketplace and general economic pressures of the region, which resulted in lower average selling prices. The European region also incurred additional costs relating to the shutdown of its UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. These costs amounted to $1.2 million and $1.5 million in fiscal 2001 and 2000, respectively. Asia/Pacific's gross profit for the three months ended July 31, 2001, decreased by 44.8%, as a result of the competitive and economic pressures in the region, average per unit selling prices decreased by 4.9% in addition to 3.4% reduction in sales volume. Gross profit was further reduced by $276,000 for the period because of restructuring charges recorded for the shut down of the Melbourne, Australia facility.

Operating Expenses

    Operating expenses for the three months ended July 31, 2001, were $24.5 million or $1.6 million less than the $26.2 million for the same period in the prior fiscal year. Delivery expenses decreased by $1.4 million in the current period to $8.1 million, primarily due to the 6.2% decrease in volume sold. Selling and general and administrative expenses decreased by $162,000 to $16.4 million from $16.6 million in the same period in the prior fiscal year. This decrease was not attributable to any major decrease in any one area.

Interest Expense

    Interest expense for the three months ended July 31, 2001, was $6.6 million compared to $7.3 million for the three months ended July 31, 2000. This decrease in interest expense of $700,000 resulted from lower average interest rates paid during the current period in addition to having lower average debt outstanding for the period.

Other Income (Expense)

    Other income (expense) for the three months ended July 31, 2001, amounted to $3.3 million. This amount included foreign currency exchange gains realized during the period, gains on disposals of building and equipment and other miscellaneous income and expenses.

Nine Months Ended July 31, 2001, as Compared to Nine Months Ended July 31, 2000

Net Sales and Gross Profit

    Net sales for the nine months ended July 31, 2001, decreased by $47.5 million or 9.0% to $478.6 million from $526.1 million for the nine months ended July 31, 2000. Net sales in North America decreased to $309.3 million during the 2001 period from $333.3 million during the 2000 period, primarily due to a 5.5 % decrease in sales volume coupled with a 1.8 % decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were partially passed through to our customers. Net sales in Europe decreased $17.9 million or 13.0 % to $120.1 million for the nine months ended July 31, 2001 from $138.0 million for the same period in fiscal 2000. This decrease was primarily due to a 9.9% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers, and a competitive market place which reduced sales volume by 3.4%. Net sales in Asia/Pacific decreased 10.3% to $49.1 million during the 2001 period from $54.8 million for the 2000 period, primarily due to a 2.3% sales volume decrease and a decrease of 8.1% in average selling prices which resulted from the economic pressures in the region.

    Gross profit for the nine months ended July 31, 2001, was $88.6 million compared to $90.5 million for the nine months ended July 31, 2000. Gross profit in North America increased $4.2 million or 6.8% to $66.7 million for the nine months ended July 31, 2001, as a result of lower raw material costs and changes in product mix. Gross profit in Europe decreased 18.0% to $17.5 million for the nine months ended July 31, 2001, primarily due to the continuing general economic pressures of the region and lower average selling prices. The European region also incurred additional costs of $1.7 million in fiscal 2001 and $1.5 million in fiscal 2000 relating to its shutdown of the UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific's gross profit for the nine months ended July 31, 2001, decreased by 34.7%, as a result of a 2.3% decrease in volume and a 8.2% decrease in average per unit selling prices due to the competitive and economic pressures in the region. Gross profit was further reduced by $1.6 million for the period for restructuring charges recorded for the shut down of the Melbourne, Australia facility.

Operating Expenses

    Operating expenses for the nine months ended July 31, 2001, were $72.8 million, a decrease of $4.2 million or 5.5% from $77.0 million for the same period in the prior fiscal year. Delivery expenses decreased by $2.2 million in the current period to $24.8 million, primarily due to a 4.8% decrease in sales volume. Selling and general and administrative expenses decreased by $1.9 million to $47.9 million from $49.8 million in the same period in the prior fiscal year. This decrease was not attributable to any major decrease in any one area.

Interest Expense

    Interest expense for the nine months ended July 31, 2001, was $21.8 million compared to $23.3 million for the nine months ended July 31, 2000. This decrease in interest expense resulted from lower average debt outstanding for the period combined with lower average interest rates paid during the current period.

Other Income (Expense)

    Other income (expense) for the nine months ended July 31, 2001, amounted to $4.6 million. This amount included foreign currency exchange gains realized during the period, gains on disposals of building and equipment and income from investment in a joint venture.

Loss on sale of Joint Venture

    In April 2001, the Company sold its one half interest in Hitachi Filtec joint venture for $10.1 million, which resulted in a loss of $6.5 million after all fees and costs.

Liquidity and Capital Resources

    We have historically financed our operations through cash flow generated from operations and borrowings by us or our subsidiaries under various credit facilities. Our principle uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

    Our working capital amounted to $35.4 million at July 31, 2001, compared to $32.6 million at October 31, 2000. This increase of $2.8 million in working capital is primarily attributable to the marking of our derivatives to market in accordance with FASB 133, which resulted in an unrealized gain of $1.2 million on our derivative financial instruments held by us in other current assets at July 31, 2001. The remaining increases and decreases in components of our financial position reflect normal operating activity.

    On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities, consisting of a term credit facility in the amount of $350.0 million and a revolving credit facility currently for an amount up to $75.0 million. As of July 31, 2001, there was $45.6 million outstanding under the term credit facility. At July 31, 2001, there was a standby letter of credit in the amount of $1 million held as security against the Pennsylvania Industrial Loan due on February 24, 2002, thereby reducing the revolving credit facility availability to $74 million. There was an additional $5.5 million outstanding under this facility at July 31, 2001.

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

    The Credit Agreement, as amended, contains financial covenants, the most significant of which are a cash flow ratio and a fixed charge coverage ratio. For the period from May 1, 2001, through July 31, 2001, the cash flow ratio may not exceed 4.25:1. For the period from February 1, 2001, through July 31, 2001, the fixed charge coverage ratio may not be less than 1.35:1. The Indenture pursuant to which our $200.0 million of 9.875% Senior Subordinated Notes were issued also contains customary covenants including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. We are currently in compliance with all of these covenants, and we expect to remain in compliance with these covenants for fiscal 2001.

    We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At July 31, 2001, the aggregate amount outstanding under such facilities was $1.1 million, and $35.1 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations.

    Our cash and cash equivalents were $2.6 million at July 31, 2001, as compared to $2.9 million at October 31, 2000. Net cash provided by operating activities during the nine months ended July 31, 2001 was $15.7 million, consisting primarily of depreciation and amortization expense of $21.5 million, reduction of trade accounts receivable by $11.0 million, decreased inventories on hand by $3.9 million and a non cash loss on the sale of our interest in the Hitachi Filtec joint venture of $6.5 million. These activities were offset by the net loss for the period of $4.6 million, reduction of trade accounts payable and accrued expenses of $15.8 million, net gains on sale of property, plant and equipment of $3.9 million and net increases in other operating assets and liabilities of $2.8 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

    Net cash from investing activities during the nine months ended July 31, 2001, was $2.5 million, resulting primarily from the net proceeds from the sale of the Company's investment in Hitachi Filtec joint venture of $9.6 million, sales of property, plant and equipment of approximately $6.4 million, offset by net capital expenditures of $13.5 million.

    Net cash used in financing activities during the nine months ended July 31, 2001 was $20.2 million, reflecting net repayments of $25.2 million on available credit facilities and proceeds from stock issuances of $5.0 million.

    The remaining increases and decreases in the components of our financial position reflect normal operating activity.

    We believe that our cash flow from operations, combined with the availability of funds under the Credit Agreement and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. Although the Company anticipates that internal sources will generate sufficient funds to pay the final installment of approximately $20.6 million due on October 31, 2002 under the Credit Agreement, if it is unable to do so it will be required to refinance the obligation, and there can be no assurance that the Company could do so on favorable terms.

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

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibit 11—Computation of weighted average number of shares outstanding. Pages 15-18

  (b)
  There were no current reports on Form 8-K filed during the quarter ended July 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Date: September 14, 2001	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Date: September 14, 2001	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial and Accounting Officer and Director

QuickLinks

  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K