Form 10-K
period 2001-10-31
AEP INDUSTRIES INC
filed 2002-01-29
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001,

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                              to

Commission file number 0-14550

AEP INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1916107 (I.R.S. Employer Identification Number)
125 Phillips Avenue South Hackensack, New Jersey (Address of principal executive offices)	07606-1546 (zip code)
Registrant's telephone number, including area code: (201) 641-6600
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	—

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes /x/  No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant was approximately $100,835,540 based upon the closing price of the stock, which was $23.96 on December 31, 2001.

      The number of shares of the Registrant's common stock outstanding as of December 31, 2001, was 7,794,466.

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

      Proxy Statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on April 9, 2002—Part III, except as specifically excluded in the Proxy statement.

PART I

ITEM 1. BUSINESS

General

        AEP Industries Inc. ("AEP") is a leading worldwide manufacturer of plastic packaging films. We manufacture both commodity films, which are made to general specifications, and specialty films, which are made to customer specifications. The films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries. Our manufacturing operations are located in 9 countries in North America, Europe and the Asia/ Pacific Region.

Recent Developments

        On November 2, 2001, we entered into a series of transactions with Visypak Operations Pty Ltd. ("Visy") and DS Smith (UK) Ltd., ("DS Smith"), a subsidiary of DS Smith Plc. We formed a New Zealand company, Rapak Asia Pacific Ltd. ("Rapak") and sold 49.9% of the venture to DS Smith as part of a joint venture agreement for the operation of Rapak. Rapak acquired the "bag -in—box" business conducted by Visy in New Zealand and Australia and we transferred our New Zealand Liquipac business to Rapak. In addition, our New Zealand subsidiary acquired Visy's films and laminate business in New Zealand.

        On November 20, 2001, we entered into a loan and security agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided us with a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of building and equipment at closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and in 66% of our equity interest in certain foreign subsidiaries. The agreement contains customary covenants including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. Amounts to be borrowed are limited by these available assets. At the closing, we borrowed the sum of $52.1 million, of which $51.8 million was used to pay off the existing long term credit facility. Rates under the new facility are comparable to those under the prior facility.

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

        The following table summarizes our product lines:

Product	Location	Material	Uses
polyvinyl chloride wrap	North America, Europe, Asia/Pacific	polyvinyl chloride	meat and food wrap, institutional films and twist wrap
industrial films	United States, Europe Asia/Pacific	polyethylene polypropylene	drum, box, carton, and pail liners; bags for furniture and mattresses; films to cover high value products; barrier films; cheese films and freezer wraps
stretch (pallet) wrap	North America, Europe Asia/Pacific	polyethylene	pallet wrap
printed and converted films	Europe, Asia/Pacific	primarily polyethylene	printed, laminated and/or converted films providing flexible packaging to consumer markets
other products and specialty films	North America, Europe, Asia/Pacific	various thermoplastics	manufactured items used in packaging

        We currently have manufacturing operations located in 9 countries. We divide our operations geographically into three principal regions, North America, Europe and Asia/Pacific. During fiscal 2001, North America, Europe and Asia/Pacific represented approximately 65%, 25% and 10%, respectively of our sales.

North American Operations

Resinite (polyvinyl chloride)

        We manufacture polyvinyl chloride food wrap for the supermarket, consumer, institutional and industrial markets in North America, offering a broad range of products with approximately 45 different formulations. These films are used for packaging of fresh red meats, poultry, fish, fruits and vegetables and bakery products.

        Our Resinite facility also manufactures dispenser (cutter) boxes containing polyvinyl chloride food wrap for sale to consumers and institutions, including restaurants, schools, hospitals and penitentiaries. Our most popular branded institutional polyvinyl chloride food wrap is marketed under the Seal Wrap® name. A substantial portion of the sales of this product is to large paper and food distributors, with the rest sold directly to supermarket chains.

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

        The industrial films market is comprised of a large number of smaller manufacturers who together constitute approximately two-thirds of all sales, with the remainder of the market represented by a few large manufacturers. Our research and development team continually improves applications and creates new industrial film products. This has helped establish us as one of the largest producers in this fragmented market. We believe we can expand our share of the industrial films market through our ability to offer a broad range of industrial as well as other packaging films (including stretch wrap), thereby offering our customers one-stop shopping.

Stretch Wrap

        We manufacture a family of high performance stretch wrap for wrapping and securing palletized products for shipping. We also market a wide variety of stretch wrap designed for commodity and specialty uses. We sell approximately 90% of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis. Since the industry still is experiencing overcapacity in the marketplace, we have rationalized our sales force, consolidated our distribution activities and reformulated certain stretch products to help us realize significant cost reductions.

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

European Flexibles

        Our European Flexibles division manufactures flexible packaging and converted films used in the food processing and pharmaceutical industries, including freezer film, processed cheese innerwrap and tamper-evident seals. European Flexibles also manufactures and sells polyethylene-based stretch wrap for wrapping and securing pallet loads. European Flexibles sells 70% of its stretch wrap to distributors, and 30% directly to end-users.

FIAP

        Through FIAP, we manufacture polyvinyl chloride food wrap, unplasticized polyvinyl chloride twist wrap, and converted and printed films. FIAP is known as a specialist in unplasticized polyvinyl chloride twist wrap, which is used to wrap candles, candies and similar products. This product can also be used for battery covers and credit card laminates. The characteristics of this product are similar to cellophane and can be used as a low cost substitute. Films manufactured by FIAP are sold in the United States, Europe, Africa, and the Middle East, mostly through an internal sales force directly to end-users.

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

        In November 2001, we combined our Liquipac (bag-in-box) business with the Liquibag systems business which we acquired at that time from Visy, and we placed these combined businesses into a new company. We then entered into a joint venture with DS Smith for the combined business. This venture will strengthen and expand the packaging solutions available to our customers in the Asia/Pacific marketplace.

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

        We manufacture polyvinyl chloride food wrap in Griffin, Georgia, in Europe at two Resinite plants strategically located in Spain, and France, in Australia and in New Zealand. In fiscal 2001, we closed our United Kingdom manufacturing operations and the moved its production equipment to Spain during the current fiscal year.

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

Production

        In the film manufacturing process, resins with various properties are blended with chemicals and other concentrates to achieve a wide range of specified product characteristics, such as color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. The gauges of our products range from less than one mil (.001 inches) to more than 20 mils. Our extrusion equipment can produce printed products and film up to 40 feet wide. The blending of various kinds of resin combined with chemical and color additives is computer controlled to avoid waste and to maximize product consistency. The blended mixture is melted by a combination of applied heat and friction under pressure and is then mechanically mixed. The mixture is then forced through a die, at which point it is expanded into a flat sheet or a vertical tubular column of film and cooled. Several mixtures can be forced through separate dies simultaneously to produce a multi-layered film (co-extrusion), each layer having specific and distinct characteristics. The cooled film can then be shipped to a customer or can be further processed and then shipped.

        Generally, our manufacturing plants operate 24 hours a day, seven days a week, except for plants located in areas where hours of operation are limited by law, local custom or in cases when 24 hour operations are not economically advantageous.

        We have regularly upgraded or replaced older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, which included the construction of new manufacturing, warehouse and sales facilities, the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. We have shifted production among our plants to improve efficiency and cost savings and are upgrading and replacing equipment at certain of these facilities in order to increase production capacity and enhance efficiency. We will continue to upgrade or replace equipment, as we deem appropriate. In fiscal 2001, we installed a new eight color printing press in each of Holland, Australia and New Zealand, which improved our efficiencies and quality and at the same time expanded our product mix.

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

Raw Materials

        We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. Most of our purchases of resin in fiscal 2001 have been from 17 of the 19 major international resin suppliers, none of which accounted for more than 21% of our requirements. We believe that the loss of any resin supplier would not have a materially adverse effect on us.

        The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs can not be passed on to customers. The cost of resin typically comprises approximately 60% of a manufacturer's cost of goods sold. In fiscal 2001and historically, with limited exceptions, we have been able to pass on substantially all of the price increases and decreases in raw materials to our customers on a penny for penny basis. During fiscal 1999 and fiscal 2000, as a result of frequent increases in resin prices, customer resistance and competitive pressure, we were not able to pass on a large part of these increases, and this adversely affected our revenue, gross profit and earnings. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

        We generally maintain a resin inventory of less than or about one month's supply and have not experienced any difficulty in maintaining our supplies. Other raw materials, principally chemical colorings and other concentrates, are available from many sources.

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

        In fiscal 2001 and 2000, approximately 64% and 61%, respectively, of our sales in North America were directly to distributors with the balance representing sales to end-users. We serve approximately 10,000 customers worldwide, none of which accounts for more than 5% of our net sales.

        Sales and marketing efforts in Europe and in the Asia/Pacific region are primarily by our sales force to end-users, although distributors are used in cases where the distributor adds value to the customer. Sales offices are assigned to each of our plants and a sales office is located in the United Kingdom.

Distribution

        We believe that the timely delivery to customers of our products is a critical factor in our ability to maintain our market position. In North America, all of our deliveries were by dedicated service haulers, contract carriers and common carriers. This enables us to better control the distribution process and thereby insures priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

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

Research and Development

        We have a research and development department with a staff of approximately 16 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to maintaining and improving quality control in our manufacturing operations, assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2001 and 2000, we focused a significant portion of our research and development efforts on co-extruded, high barrier one sided cling film and MAPAC® (modified atmosphere packaging, designed to either contain gases or allow the migration of gases) technologies.

        Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2001, 2000 and 1999, we spent approximately $1.2 million, $1.5 million and $1.6 million, respectively, for research and development activities for continuing operations.

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

        Because many of our products are available from a number of local and national manufacturers, competition is highly price-sensitive and margins are relatively low. We believe that all of our products require efficient, low cost and high-speed production to remain cost competitive. We believe we also compete on the basis of quality, service and product differentiation.

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

Employees

        At October 31, 2001, we had approximately 3,000 employees worldwide, including officers and administrative personnel. In North America, we have three collective bargaining agreements covering 247 employees. These agreements expire in March 2002, March 2004, and in February 2005. Further, we have collective bargaining agreements at 14 international facilities, covering substantially all of the hourly employees at these facilities. As is common in many foreign jurisdictions, substantially all of our employees in these foreign jurisdictions are also covered by countrywide collective bargaining agreements. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business.

Management

        At January 29, 2002, our directors and executive officers are as follows:

Name	Age	Position
J. Brendan Barba	61	Chairman of the Board, President and CEO
Paul M. Feeney	59	Executive Vice President, Finance and CFO and Director
John J. Powers	37	Executive Vice President, Sales and Marketing
David J. Cron	47	Executive Vice President, Manufacturing
Edgar Reich	59	Executive Vice President, International Operations
Paul C. Vegliante	36	Executive Vice President, Operations
Lawrence R. Noll	53	Vice President, Controller and Director
James B. Rafferty	49	Vice President and Treasurer
Jean L'Allier	47	Vice President, Secretary, and General Counsel
Kenneth Avia	59	Director
Adam H. Clammer	31	Director
Paul E. Gelbard	71	Director
Kevin M Kelley	44	Director
Lee C. Stewart	53	Director
William F. Stoll, Jr.	53	Director
Scott M. Stuart	42	Director

        In accordance with the Governance Agreement with Borden, Inc., now known as Borden Chemical, Inc. ("Borden"), Messrs. Clammer, Kelley, Stoll and Stuart are directors designated by Borden.

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

        John J. Powers was elected Executive Vice President, Sales and Marketing in May 1996. Prior thereto, he was Vice President—Industrial Products of our company.

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

        Adam H. Clammer has served as a director of our company since September 1999. Mr. Clammer has been an executive of Kohlberg Kravis Roberts & Co. from 1996 and was employed by Morgan Stanley & Co. from 1992 to 1995 as an investment banker.

        Paul E. Gelbard has served as a director of our company since 1991. Mr. Gelbard, has been Of Counsel to Warshaw Burstein Cohen Schlesinger & Kuh LLP, counsel to our company, since January 1, 2000. He was Of Counsel to Bachner Tally & Polevoy LLP, prior counsel to our company, from January 1997 to December 1999 and was a partner of such firm from 1974 to 1996.

        Kevin M. Kelley has served as a director of our company since December 2001. Mr. Kelley has been Executive Vice President of Borden since 1999 and was employed by Ripplewood Holdings LLC as a managing director from 1996 to 1999.

        Lee C. Stewart has served as a director of our company since December 1996. Mr. Stewart has been an investment banker with Daniel Stewart and Company since May 2001 and was a vice president of Union Carbide Corporation from 1996 to 2001. He was previously an investment banker with Bear

Stearns & Co. Inc. for more than nine years prior thereto. He is currently a member of the board of directors of Marsulex Inc. and on the advisory board of Fletcher Asset Management, Inc.

        William F. Stoll, Jr has served as a director of our company since December 1999. Mr. Stoll has been a Senior Vice President and General Counsel to Borden since April 1998 and is a partner of Borden Capital Management Partners and Chairman of Wise Foods, Inc., affiliates of Borden, Inc. Prior thereto he was employed as a counsel to Westinghouse Electric Corporation for more than 20 years, his most recent position being Vice President and Deputy General Counsel since 1993.

        Scott M. Stuart has served as a director of our company since October 1996. Mr. Stuart has been a member of KKR & Co., LLC since 1996; general partner of Kohlberg Kravis Roberts & Co., L.P. in 1995; and an executive of Kohlberg Kravis Roberts & Co. from 1986 to 1994. Mr. Stuart also serves as a member of the Board of Directors of Borden, Newsquest Capital PLC, World Color Press, Inc., Glenisla Group Ltd. (U.K.), KC Cable, KSL Golf Holdings, Inc., KSL Land Corporation, KSL Recreation Corporation and Newsquest Media Group, Ltd.

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

        The Governance Agreement also provides that Borden will have certain rights to designate directors to serve on specified committees, that the approval of a number of directors that represent at least 66 2/3% of the total number of directors will be required on certain specific board actions, and that, as long as Borden owns in excess of 25% of our outstanding shares, a Borden-designated director must be part of the 66 2/3% majority. The Governance Agreement also provides Borden with preemptive rights to purchase additional shares in order to maintain its percentage ownership of our outstanding shares so long as Borden holds at least 20% of our outstanding shares.

ITEM 2. PROPERTIES

        Our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

        We own all of our manufacturing facilities except for certain facilities in Australia and New Zealand. Sales offices are located at each of our plants.

        We are in the process of selling the land where our former United Kingdom's manufacturing plant and sales office previously stood.

        The following chart sets forth manufacturing facilities operated by the Company:

Location(1)	Approximate Square footage
North America
Griffin, Georgia	330,000
Wright Township, Pennsylvania	328,000
Matthews, North Carolina	242,000
Gainesville, Texas	220,000
Alsip, Illinois	182,000
West Hill, Ontario, Canada	117,000
Chino, California	115,000
Waxahachie, Texas	100,000
Edmonton, Alberta, Canada	15,000
Asia/Pacific
Auckland, New Zealand	160,000
Christchurch, New Zealand	128,000
Sydney, Australia	180,000
Europe
Apeldoorn, Holland	267,000
Ghlin, Belgium	223,000
Turate, Italy	220,000
Seano, Italy	38,000
Fecamp, France	105,000
Alicante, Spain	52,000

(1)
Where we maintain multiple facilities at any particular location, the square footage has been aggregated. All facilities are owned by us, except for the following facilities, subject to leasehold interests: Christchurch, New Zealand (one of two facilities), Auckland, New Zealand; and Sydney Australia (one of two facilities).

        We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs. However, we are in the process of increasing capacity and automating some manufacturing operations and relocating and consolidating some manufacturing operations in Europe.

        In aggregate, we currently use approximately 3.1 million square feet of manufacturing, office and warehouse. Sales offices are assigned to each of our plants. As of October 31, 2001, our manufacturing facilities had a combined average annual production capacity exceeding 1.4 billion pounds.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is quoted on the Nasdaq National Market under the symbol "AEPI." The high and low closing prices for our Common Stock, as reported by Nasdaq Stock Market, Inc., for the two fiscal years ended October 31, 2000 and 2001, respectively, are as follows:

	Price Range
Fiscal Year and Period
	High	Low
2000
First quarter ended (Nov.-Jan.)	$32.63	$23.50
Second quarter ended (Feb.-Apr.)	33.75	21.00
Third quarter ended (May-July)	27.00	15.75
Fourth quarter ended (Aug.-Oct.)	34.50	26.38
2001
First quarter ended (Nov.-Jan.)	$45.56	$34.63
Second quarter ended (Feb.-Apr.)	52.75	37.00
Third quarter ended (May-July)	65.65	24.50
Fourth quarter ended (Aug.-Oct.)	28.82	20.03

        On December 31, 2001, the closing price for a share of our common stock, as reported by Nasdaq, was $23.96.

        As of December 31, 2001, our common stock was held by approximately 1,800 stockholders of record or through nominee or street name accounts with brokers.

        No dividends have been paid to stockholders since December 1995. We paid cash dividends to our stockholders each fiscal quarter during the period from May 1, 1993, through October 31, 1995. In December 1995 our board of directors announced that future dividends would be suspended and that otherwise available funds would be reinvested in our business. The payment of future dividends is within the discretion of the board of directors and will depend upon business conditions, our earnings and financial condition and other relevant factors. We are subject to a number of covenants under the term loan and revolving credit facility and the Indenture pursuant to which our 9.875% Senior Subordinated Notes were issued and the credit facility that replaced the term loan and revolving credit facility in November 2001, including restrictions on the amount of dividends that may be paid.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended October 31,
	1997*	1998*	1999	2000	2001
	In thousands except per share
Statement of Operations Data:
Net sales	$709,072	$666,556	$670,052	$701,321	$639,700
Gross profit	145,037	146,835	142,005	123,509	121,694
Income from operations	38,006	42,047	37,212	20,956	22,527
Interest expense	(30,061)	(33,780)	(31,489)	(31,845)	(28,210)
Loss on sale of joint venture	—	—	—	—	(6,515)
Other income—net	3,285	1,465	2,163	3,805	5,057

Pre-tax income (loss)	11,230	9,732	7,886	(7,084)	(7,141)
Income tax provision (benefit)	3,901	3,961	3,413	(2,813)	(2,777)

Income (loss) from continuing operations	7,329	5,771	4,473	(4,271)	(4,364)
Income (loss) from discontinued operations	1,242	(5,508)	(18,971)	222	—

Net income (loss)	$8,571	$263	$(14,498)	$(4,049)	$(4,364)

Basic net income (loss) per share:
Basic income (loss) from continuing operations	$1.02	$0.79	$0.61	$(0.57)	$(0.57)
Basic income (loss) from discontinued operations	0.17	(0.75)	(2.59)	0.03	—

Basic net income (loss)	$1.19	$0.04	$(1.98)	$(0.54)	$(0.57)

Diluted net income (loss) per share: Diluted income from continuing operations	$0.98	$0.78	$0.60	$(0.57)	$(0.57)
Diluted income (loss) from discontinued operations	0.17	(0.75)	(2.59)	0.03	—

Diluted net income (loss)	$1.15	$0.03	$(1.99)	$(0.54)	$(0.57)

Balance Sheet Data:
Total assets	$609,280	$569,090	$514,991	$471,690	$438,040
Total debt (including current portion)	377,006	332,785	308,605	281,182	244,792
Shareholders' equity	87,982	86,301	66,838	52,830	59,897

*
Selected consolidated financial data for the years ended October 31, 1997 and 1998, have been restated to record the disposal of the Proponite division, which has been accounted for as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. We currently have manufacturing operations located in 9 countries in North America, Europe, and the Asia/Pacific region. We manufacture plastic films principally from resins blended with other raw materials. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

        Resin costs generally constitute approximately 60% of the cost of goods sold. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should therefore result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins.

Results of Operations

Year Ended October 31, 2001, as Compared to Year Ended October 31, 2000

Continuing Operations

        Net sales for the year ended October 31, 2001, decreased by $61.6 million or 8.8% to $639.7 million from $701.3 million in the prior fiscal year. Net sales in North America decreased to $417.2 million during fiscal 2001 from $449.7 million in fiscal 2000, or 7.2%, primarily due to a 4.2% decrease in sales volume in addition to a 3.2% decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were partially passed through to customers. Net sales in Europe decreased to $156.2 million for fiscal 2001 from $179.0 million in fiscal 2000, or 12.7%, primarily due to a 7.9% decrease in average selling prices in addition to a decrease in sales volume of 5.2% because of the continuing economic pressures of the region. Net sales in Asia/Pacific decreased to $66.2 million in fiscal 2001 from $72.7 million in fiscal 2000, or 8.8%, primarily due to decreases of 4.9% in average selling prices and 4.2% in sales volume, which resulted from the economic pressures of the region.

        Gross profit for the year ended October 31, 2001, amounted to $121.7 million compared to $123.5 million for fiscal 2000. North America experienced an 8.0% increase in gross profit of $7.0 million to $94.8 million for fiscal 2001 as a result of lower raw material costs and change in product mix. Gross profit in Europe decreased 19.5% to $21.1 million for fiscal 2001, primarily due to a decrease in average selling prices of 7.9% in addition to a reduction in sales volume of 5.2%, both of which resulted from the continuing economic pressures of the region. The European businesses also incurred additional costs of $1.8 million in both fiscal 2001 and 2000 associated with the shutdown of our North Baddesley, England, facilities and costs associated with the transfer of the manufacturing equipment from the UK to Spain. Asia/Pacific gross profit for fiscal 2001 decreased by $3.8 million, or 39.6%, as a result of a 4.9% decrease in average per unit selling prices and a 4.2% decrease in volume due to the competitive and economic pressures of the region. Gross profit was further reduced by $1.4 million for fiscal 2001 for the restructuring charges recorded for the shut down of the Melbourne, Australia, facility.

        Operating expenses for the year ended October 31, 2001 decreased $3.3 million, or 3.2%, to $99.2 million from $102.6 million in fiscal 2000. Delivery expenses decreased $3.2 million, primarily due to a decrease in average third party delivery costs in North America and the reduction in worldwide sales volume of 4.4% in fiscal 2001 versus fiscal 2000. Selling and general and administrative expenses decreased by approximately $200,000, with no significant increases or decreases in any one area.

        Interest expense for the year ended October 31, 2001, was $28.2 million compared to $31.8 million for the year ended October 31, 2000. This decrease in interest expense resulted from lower average debt outstanding for the period combined with lower average interest rates paid during the current period.

        Other income (expense) for fiscal 2001 amounted to $5.1 million. This amount included foreign currency exchange gains realized during the period, gains on sales of property, plant and equipment and interest income.

        In April 2001, the Company sold its one half interest in Hitachi Filtec joint venture for $10.1 million, which resulted in a loss of $6.5 million after all fees and investment costs.

        Net loss from continuing operations for fiscal 2001, was $4.4 million compared to net loss from continuing operations of $4.3 million for fiscal 2000. This additional loss was primarily due to the decrease in average selling prices and sales volume for the fiscal year. The Company also incurred additional restructuring charges of $1.8 million for the close down of its manufacturing facilities in England and $1.4 million of restructuring charges for the closedown of its Melbourne, Australia, plant.

Year Ended October 31, 2000, as Compared to Year Ended October 31, 1999

Continuing Operations

        Net sales for the year ended October 31, 2000, increased by $31.3 million, or 4.7%, to $701.3 million from $670.1 million in the prior fiscal year. Net sales in North America increased to $449.7 million during fiscal 2000 from $408.2 million in fiscal 1999, or 10.2%, primarily due to a 1.2% increase in sales volume in addition to a 8.9% increase in per unit selling prices as a result of higher raw material costs which were partially passed through to customers. Net sales in Europe decreased to $179.0 million for fiscal 2000 from $186.1 million in fiscal 1999, or 3.8%, primarily due to a 3.6% decrease in average selling prices. Net sales in Asia/Pacific decreased to $72.7 million in fiscal 2000 from $75.7 million in fiscal 1999, or 4.1%, primarily due to a 5.3% decrease in average selling prices which resulted from the economic pressures of the region, partially offset by an increase in sales volume of 1.2%.

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

        Operating expenses for the year ended October 31, 2000 decreased $2.2 million, or 2.1%, to $102.6 million from $104.8 million in fiscal 1999. Selling and general and administrative expenses decreased by a net amount of $800,000, with no significant increases or decreases in any one area.

Delivery expenses decreased $1.4 million, primarily due to a decrease in average third party delivery costs in North America.

        Interest expense for the year ended October 31, 2000, was $31.8 million compared to $31.5 million for fiscal 1999. This increase in interest expense resulted from a charge to interest expense of $787,000, primarily due to the Company's amendment of its Credit Agreement in April 2000, which represented a write off of the unamortized prior debt issuance costs, which was partially offset by lower average debt outstanding for the period.

        Other income (expense) for fiscal 2000 amounted to $3.8 million. This amount includes foreign currency transaction gains realized during the period, gains on sale of equipment and income from investment in joint venture.

        Net loss from continuing operations for fiscal 2000 was $4.3 million compared to net income from continuing operations of $4.5 million for fiscal 1999. This decrease was primarily due to the decrease in per unit gross profit margins, which was a direct result of increased raw material costs that were only partially passed through to customers as discussed above. The Company also incurred a charge of $1.9 million for the period for the close down of its manufacturing facilities in England.

Discontinued Operations

        The gain from discontinued operations in fiscal 2000 of $222,000 resulted from the final disposition of the Proponite business that was sold in fiscal 1999. The loss from discontinued operations for fiscal 1999 of $18.9 million included the net losses of the Proponite business of $1.2 million for the period ended January 31, 1999. This loss also included an after tax charge of $17.2 million, established to write down property, plant and equipment, inventory and other assets and to provide for closedown expenses and the net losses for the period ended October 31, 1999. The rigids businesses in 1999 also had an additional net charge of $577,000.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $39.0 million at October 31, 2001, compared to $32.6 million at October 31, 2000. This increase of $6.4 million in working capital is primarily attributable to the refinancing of our credit facility in November 2001 which reduced our current debt payable by $18.2 million. In addition, marking our derivatives to market in accordance with FASB 133 resulted in an unrealized gain of $956,000 on our derivative financial instruments held by us in other current assets at October 31, 2001. These increases were offset by net reductions in our accounts receivable, inventory and accounts payable. The remaining increases and decreases in components of our financial position reflect the reduced selling prices and lower raw material costs associated with the operating activity for fiscal 2001.

        On October 11, 1996, we entered into the Credit Agreement with the Morgan Guaranty Trust Company, as Agent. The Credit Agreement provided us with two credit facilities, consisting of a long-term credit facility in the amount of $350.0 million and a revolving credit facility currently for an amount up to $75.0 million. As of October 31, 2001, there was $39.3 million outstanding under the term credit facility. At October 31, 2001, there was a standby letter of credit in the amount of $1 million held as security against the Pennsylvania Industrial Loan due on February 24, 2002, thereby reducing the revolving credit facility availability to $74 million. There were no additional borrowings under this revolving credit facility at October 31, 2001.

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

        The Credit Agreement, as amended, contained financial covenants, the most significant of which are a cash flow ratio and a fixed charge coverage ratio. For the period from August 1, 2001, through October 31, 2001, the cash flow ratio may not exceed 4.0:1. For the period from August 1, 2001, through October 31, 2001, the fixed charge coverage ratio may not be less than 1.5:1. The Indenture pursuant to which we issued $200.0 million of 9.875% Senior Subordinated Notes contains customary covenants including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. We are currently in compliance with all of these covenants, and do not foresee any problems in remaining in compliance with these covenants.

        On November 20, 2001, we entered into a loan and security agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this new credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of building and equipment at closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and in 66% of our equity interest in certain foreign subsidiaries. The agreement contains customary covenants including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. At the closing, the Company borrowed the sum of $52.1 million, of which $51.8 million was used to pay off and terminate the existing term loan and revolving credit facility. Rates under the new facility are comparable to those under the prior facility.

        We maintain various unsecured short-term credit facilities at some of our foreign subsidiaries. At October 31, 2001, the aggregate amount outstanding under such facilities was $1.5 million, and $35.3 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations.

        Our cash and cash equivalents were $3.2 million at October 31, 2001, as compared to $2.9 million at October 31, 2000. Net cash provided by operating activities for the year ended October 31, 2001, was $37.3 million, consisting primarily of depreciation and amortization expense of $28.6 million, reduction of trade accounts receivable by $10.2 million, decrease in inventories on hand by $6.9 million, increase in accrued expenses of $2.6 million and a non-cash loss on the sale of our interest in the Hitachi Filtec joint venture of $6.5 million. These activities were partially offset by the net loss for the period of $4.4 million, reduction of trade accounts payable of $6.4 million, net gains on sale of property, plant and equipment of $4.2 million and net increases in other operating assets and liabilities of $2.5 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities was $5.4 million for the year ended October 31, 2001, which resulted primarily from our net investment in capital expenditures of $22.0 million, offset by net proceeds from the sale of the Company's investment in Hitachi Filtec joint venture of $9.6 million and sales of property, plant and equipment of $7.0 million.

        Net cash used in financing activities in fiscal 2001 was $31.4 million, reflecting net repayments of $36.4 million on available credit facilities partially offset by proceeds from stock issuances of $5.0 million.

        The remaining increases and decreases in the components of our financial position reflect normal operating activity.

        We believe that our cash flow from operations, combined with the availability of funds under the new credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future.

Contingencies

        The Company's Holland subsidiary has been served by the European Commission with a notice to produce various documents and other evidence relating to their investigation of a possible violation of European Competition Law. The Company is cooperating with the European Commission in its investigation. No litigation is pending against the Company involving this matter. At this time, the Company is not in a position to evaluate the outcome of this investigation.

Effects of Inflation

        Inflation is not expected to have significant impact on our business.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangibles". These standards establish requirements for reporting and accounting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 16, "Business Combinations" and No. 17, "Intangible Assets". These standards require Business Combinations to be accounted for as purchases, broaden the criteria for recording intangible assets separate from goodwill and requires the use of a non-amortization approach for purchased goodwill and certain intangible assets. Under the non-amortization approach, goodwill and certain intangible assets will not be amortized in the results of operations, but will be reviewed for impairment at least on an annual basis. This standard is effective no later than the Company's fiscal year beginning November 1, 2002, but may be adopted on November 1, 2001. The Company has elected to adopt this standard on November 1, 2001. The Company has recorded $867,000, $983,000 and $760,000 of goodwill amortization expense (net of related tax benefit) for the years ended October 31, 2001, 2000 and 1999, respectively. The Company has not completed its fair market valuations of the reporting units, but does not expect that any goodwill will be impaired.

        On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of APBO No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APBO No. 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on November 1, 2002. The Company does not expect the adoption of the Statement to have a material impact on its results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index:

    Report of Independent Public Accountants

        Financial Statements:

    Consolidated Balance Sheets as of October 31, 2001 and 2000

    Consolidated Statements of Operations—For the years ended October 31, 2001, 2000 and 1999

    Consolidated Statements of Shareholders' Equity—For the years ended October 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows—For the years ended October 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

        Financial Statement Schedules:

    Schedules included are set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning this item, see "Item 1. Business—Management" of Part I hereof and the table and text under the captions "Election of Class A Directors and Nominee Biographies," "Standing Directors Biographies" and "Board of Directors Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on April 9, 2002 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        For information concerning this item, see the text and table under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

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

  (b)
  Current Reports on Form 8-K:            None

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AEP Industries Inc.:

        We have audited the accompanying consolidated balance sheets of AEP Industries Inc. (a Delaware corporation) as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 17, 2002

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2001 AND 2000

(in thousands, except share amounts)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,204	$2,929
Accounts receivable, less allowance for doubtful accounts of $5,564 and $4,940 in 2001 and 2000, respectively	88,658	100,544
Inventories, net	68,020	76,076
Other current assets	12,496	9,643

Total current assets	172,378	189,192
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	196,638	200,862
GOODWILL less accumulated amortization of $6,394 and $5,143 in 2001 and 2000, respectively	34,815	37,629
INVESTMENT IN JOINT VENTURE, net	—	16,104
DEFERRED TAX ASSET, net	20,116	9,911
OTHER ASSETS	14,093	17,992

Total assets	$438,040	$471,690

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,158	$25,406
Accounts payable	81,022	87,466
Accrued expenses	45,186	43,752

Total current liabilities	133,366	156,624
LONG-TERM DEBT	237,634	255,776
OTHER LONG-TERM LIABILITIES	7,143	6,460

Total liabilities	378,143	418,860

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock—$1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock—$.01 par value; 30,000,000 shares authorized; 10,429,416 and 10,206,262 shares issued in 2001 and 2000, respectively	104	102
Additional paid-in capital	101,241	94,608
Treasury stock—common stock; at cost, 2,634,950 and 2,666,156 shares in 2001 and 2000, respectively	(58,528)	(59,221)
Retained earnings	56,031	60,395
Accumulated other comprehensive loss	(38,951)	(43,054)

Total shareholders' equity	59,897	52,830

Total liabilities and shareholders' equity	$438,040	$471,690

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

(in thousands, except per share data)

	2001	2000	1999
NET SALES	$639,700	$701,321	$670,052
COST OF SALES	514,808	575,937	526,218
RESTRUCTURING CHARGES	3,198	1,875	1,829

Gross profit	121,694	123,509	142,005

OPERATING EXPENSES:
Delivery	33,770	36,989	38,427
Selling	38,175	39,202	39,350
General and administrative	27,222	26,362	27,016

Total operating expenses	99,167	102,553	104,793

Income from operations	22,527	20,956	37,212
OTHER INCOME (EXPENSE):
Interest expense	(28,210)	(31,845)	(31,489)
Loss on sale of joint venture	(6,515)	—	—
Other, net	5,057	3,805	2,163

	(29,668)	(28,040)	(29,326)
Income (loss) from continuing operations before provision (benefit) for income taxes	(7,141)	(7,084)	7,886
PROVISION (BENEFIT) FOR INCOME TAXES	(2,777)	(2,813)	3,413

Income (loss) from continuing operations	(4,364)	(4,271)	4,473
DISCONTINUED OPERATIONS
Loss from operations of discontinued businesses (less applicable income tax benefit of $770 for 1999)	—	—	(1,205)
Gain (loss) on disposal of discontinued businesses (less applicable income taxes of $149 and $11,299 for 2000 and 1999, respectively)	—	222	(17,766)

(Loss) income from discontinued operations	—	222	(18,971)

Net loss	$(4,364)	$(4,049)	$(14,498)

EARNINGS PER SHARE:
Basic income (loss) from continuing operations	$(0.57)	$(0.57)	$0.61
Basic income (loss) from discontinued operations	—	0.03	(2.59)

Basic net loss	$(0.57)	$(0.54)	$(1.98)

Diluted income (loss) from continuing operations	$(0.57)	$(0.57)	$0.60
Diluted income (loss) from discontinued operations	—	0.03	(2.59)

Diluted net loss	$(0.57)	$(0.54)	$(1.99)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (loss)
					Additional Paid-in Capital		Retained Earnings	Total Comprehensive income (loss)
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 1998	10,022	$100	2,745	$(60,963)	$91,324	$(23,102)	$78,942
Issuance of common stock upon exercise of stock options	53	1			769
Issuance of common stock pursuant to stock purchase plan	18				341
Tax benefit from stock option exercises					657
ESOP contribution			(49)	1,071	(99)
Net Loss							(14,498)	$(14,498)
Translation adjustments						(7,705)		(7,705)

Comprehensive loss:								$(22,203)

BALANCES AT OCTOBER 31, 1999	10,093	101	2,696	(59,892)	92,992	(30,807)	64,444
Issuance of common stock upon exercise of stock options	97	1			809
Issuance of common stock pursuant to stock purchase plan	16				350
Tax benefit from stock option exercises					142
ESOP contribution			(30)	671	315
Net Loss							(4,049)	$(4,049)
Translation adjustments						(12,247)		(12,247)

Comprehensive loss:								$(16,296)

BALANCES AT OCTOBER 31, 2000	10,206	102	2,666	(59,221)	94,608	(43,054)	60,395
Issuance of common stock upon exercise of stock options	209	2			4,602
Issuance of common stock pursuant to stock purchase plan	14				359
Tax benefit from stock option exercises					1,168
ESOP contribution			(31)	693	504
Net Loss							(4,364)	$(4,364)
Translation adjustments						3,534		3,534
Adoption of FASB 133 (Note 1)						4,404		4,404
Loss on derivative financial instruments						(3,448)		(3,448)
Pension plan minimum liability						(387)		(387)

Comprehensive loss:								$(261)

BALANCES AT OCTOBER 31, 2001	10,429	$104	2,635	$(58,528)	$101,241	$(38,951)	$56,031

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

(in thousands)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,364)	$(4,049)	$(14,498)
Adjustments to reconcile net loss to net cash provided by operating activities—
Loss from discontinued operations	—	—	1,205
(Gain) loss from disposal of discontinued businesses	—	(222)	17,766
Depreciation and amortization	28,552	30,412	31,554
Gain on sale of property, plant and equipment	(4,238)	(905)	(211)
Loss on sale of joint venture	6,515	—	—
Other	(151)	(685)	(443)
Provision for losses on accounts receivable and inventories	2,876	1,776	2,353
Write-off of debt issuance costs	—	787	—
Provision (benefit) for deferred income taxes	(2,867)	(5,149)	563
Changes in operating assets and liabilities, net of acquisition of business
(Increase) decrease in accounts receivable	10,208	9,401	(13,581)
(Increase) decrease in inventories	6,858	(2,689)	5,764
(Increase) decrease in other current assets	(1,897)	1,561	3,162
Decrease (increase) in other assets	(555)	613	(1,815)
(Increase) decrease in net assets held for sale	—	4,471	(1,882)
(Decrease) increase in accounts payable	(6,444)	(1,993)	1,476
Increase (decrease) in accrued expenses	2,630	2,284	(1,150)
Increase (decrease) in other long-term liabilities	144	(1,175)	434

Net cash provided by operating activities	37,267	34,438	30,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,004)	(18,635)	(22,235)
Proceeds from dispositions of property, plant and equipment, net	7,024	3,873	744
Acquisition of subsidiary	—	—	(1,948)
Net proceeds from sale of joint venture	9,589	—	—
Net proceeds from sale of subsidiaries	—	—	13,316

Net cash used in investing activities	(5,391)	(14,762)	(10,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of long-term debt	(36,390)	(27,423)	(24,180)
Proceeds from issuance of common stock	4,964	1,160	1,039

Net cash used in financing activities	(31,426)	(26,263)	(23,141)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(175)	6,413	1,676

Net increase (decrease) in cash	275	(174)	(891)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	2,929	3,103	3,994

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,204	$2,929	$3,103

The accompanying notes to consolidated financial statements are an integral part of these statements

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

  Principles of Consolidation—

        The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

  Revenue Recognition—

        Revenues are recognized when products are shipped to customers.

  Cash and Cash Equivalents—

        The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

  Use of Estimates—

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

  Property, Plant and Equipment—

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

  Foreign Currency Translation—

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

  Research and Development Costs—

        Research and development costs are charged to expense as incurred. Approximately $1.2 million, $1.5 million and $1.6 million were incurred for such research and development during 2001, 2000 and 1999, respectively.

  Income Taxes—

        Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

        The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

  Derivatives—

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

        Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

        The cumulative adjustment recorded on November 1, 2000, to reflect the adoption of FAS 133 was to increase current assets and other comprehensive income by $4.4 million. Since adoption, changes in the fair value of derivative financial instruments held by the Company for the year ended October 31, 2001, resulted in net losses of $3.4 million. At October 31, 2001, changes in the fair value of derivative financial instruments held by the Company resulted in unrealized gains of $956,000, which were recognized for the period in other current assets and in shareholders' equity as a component of other comprehensive income.

  Goodwill—

        Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is being amortized on a straight line basis over the period of expected benefit of

35 years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. No reduction of goodwill for impairment was needed in 2001 or previous years.

  Fair Value of Financial Instruments—

        Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt and hedge contracts is discussed in Notes 6 and 7, respectively.

  Concentration of Credit Risk—

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

        The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

  Earnings Per Share—

        Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the years ended October 31, 2001, 2000 and 1999, was 7,717,028, 7,493,685 and 7,333,670, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). As a result of the net loss for the years ended October 31, 2001 and 2000, no equivalent shares attributable to options were considered in computing diluted EPS, as the effect would be anti-dilutive on the per share calulations. The computation of diluted earnings per share for the year ended October 31, 1999 was 7,509,672 shares. The computation of diluted EPS for fiscal 1999 includes 176,002 incremental shares for options outstanding and excludes 156,310 anti-dilutive options for the year then ended.

  Stock Based Compensation—

        The Company accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion ("APBO") No. 25 and provides the disclosures required by SFAS No.123 "Accounting for Stock-Based Compensation" (See Note 8).

  Long-Lived Assets—

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

  New Accounting Standards—

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangibles". These standards establish requirements for reporting and accounting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 16, "Business Combinations" and No. 17, "Intangible Assets". These standards require Business Combinations to be accounted for as purchases, broaden the criteria for recording intangible assets separate from goodwill and requires the use of a non-amortization approach for purchased goodwill and certain intangible assets. Under the non-amortization approach, goodwill and certain intangible assets will not be amortized in the results of operations, but will be reviewed for impairment at least on an annual basis. SFAS No. 142 is effective no later than the Company's fiscal year beginning November 1, 2002, but may be adopted on November 1, 2001. The Company has elected to adopt this standard on November 1, 2001. The Company has recorded $867,000, $983,000 and $760,000 of goodwill amortization expense (net of related tax benefit) for the years ended October 31, 2001, 2000 and 1999, respectively. The Company has not completed its fair market valuations, but does not expect that any goodwill will be impaired.

        On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of APBO No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APBO No. 30 to report discontinued operations separately from continuing operations. The Statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on November 1, 2002. The Company does not expect the adoption of the Statement to have a material impact on its results of operations.

(3)
INVENTORIES:

        Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following—

	October 31,
	2001	2000
	(in thousands)
Raw materials	$18,470	$18,220
Finished goods	47,369	55,243
Supplies	3,841	3,781

	69,680	77,244
Less: Inventory Reserve	1,660	1,168

Inventories, net	$68,020	$76,076

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 56% and 60% of total inventories at October 31, 2001 and 2000, respectively. Inventories would have been decreased by $2.1 million and increased by $1.3 million at October 31, 2001 and 2000, respectively, if the FIFO method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)
PROPERTY, PLANT AND EQUIPMENT:

        A summary of the components of property, plant and equipment and their estimated useful lives is as follows—

	October 31,
			Estimated Useful Lives
	2001	2000
	(in thousands)
Land	$11,425	$11,296
Buildings	63,883	64,684	15 to 31.5 years
Machinery and equipment	256,051	241,760	3 to 16 years
Furniture and fixtures	8,923	8,731	9 years
Leasehold improvements	1,908	2,185	6 to 25 years
Motor vehicles	372	1,386	3 years
Construction in progress	13,700	12,013

	356,262	342,055
Less: Accumulated depreciation and amortization	159,624	141,193

	$196,638	$200,862

        Maintenance and repairs expense was approximately $10.6 million, $10.1 million and $12.9 million for the years ended October 31, 2001, 2000 and 1999, respectively.

(5)
ACCRUED EXPENSES:

        At October 31, 2001 and 2000, accrued expenses consisted of the following—

	2001	2000
	(in thousands)
Payroll and employee related	$11,762	$12,052
Interest	9,229	10,139
Machinery and equipment	2,595	935
Taxes (other than income)	1,992	1,973
Customer rebates	4,399	5,489
Insurance related	1,611	1,851
Other	13,598	11,313

	$45,186	$43,752

(6)
DEBT:

        A summary of the components of debt is as follows—

	October 31,
	2001	2000
	(in thousands)
Term loan facility(a)	$39,325	$77,000
Senior Subordinated Debentures, less unamortized discount of $775 and $931, respectively(b)	199,225	199,069
Pennsylvania Industrial Loans(c)	4,706	5,099
Foreign bank borrowings(d)	1,536	14

Total Debt	244,792	281,182
Less-Current portion	7,158	25,406

Long-Term Debt	$237,634	$255,776

(a)
Through November 20, 2001, the Company had a long term credit agreement (the "Credit Agreement") with a consortium of banks arranged by Morgan Guaranty Trust Company of New York. The Credit Agreement provided the Company with two credit facilities consisting of (1) a six year amortizing term loan facility in the amount of $350 million and (2) a six year revolving credit facility in the amount of $75 million at October 31, 2001 and, 2000, as amended by Amendment No.3, as discussed below. At October 31, 2001 and 2000, there was a standby letter of credit in the amount of $1 million held as security against the Pennsylvania Industrial Loan due on February 24, 2002, thereby reducing the revolving credit facility availability to $74 million. This standby letter of credit was repaid in November 2001. There are no other outstanding borrowings under this facility.

  On April 19, 2000, the Company entered into an amendment to the Credit Agreement ("Amendment No. 3"). The principal effects of Amendment No. 3 relate to certain changes in the financial ratios contained in the Credit Agreement, the interest rates applicable to the Credit Agreement, the granting of security interests in accounts receivable and inventory located in North America and in 66% of the equity interest in certain foreign subsidiaries and the requirement, under certain circumstances, to prepay amounts, as defined, under the Credit Agreement. The interest rate margins which determine the interest rates applicable to the loans under the Credit Agreement increased as follows: the margin applicable to Base Rate loans (formerly 0% to .75%) increased to a range from .25% to 2.00%, and the margin applicable to LIBOR Rate loans (formerly .45% to 1.75%) increased to a range from 1.25% to 3.00%.

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

  The Company was in compliance with all the covenants of Amendment No. 3 at October 31, 2001.

  On November 20, 2001, the Company entered into a loan and security agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of building and equipment at closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on the Company's domestic assets and in 66% of our equity interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately $206 million at October 31,2001. The agreement contains customary covenants including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. At the closing, the Company borrowed the sum of $52.1 million, of which $51.8 million was used to pay off and terminate the existing term loan and revolving credit facility. Rates under the new facility are comparable to those under the prior facilities.

(b)
9.875% Senior Subordinated Debentures are due November 15, 2007 (the"Debentures"). The issue price was 99.224% resulting in an effective yield of 10%. The Debentures contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness.

  The Company was in compliance with all the covenants of the Debentures at October 31, 2001.

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

  The Company has repaid $393,000 and $385,000 of these borrowings during 2001 and 2000, respectively.

  These financing arrangements are secured by the real and personal property of our manufacturing facility located in Wright Township, Pennsylvania.

(d)
In addition to the amounts available under the revolving credit facilities, the Company also maintains unsecured short-term credit facilities at its foreign subsidiaries. At October 31, 2001 and 2000, the aggregate amount outstanding under such facilities was approximately $1.5 million and zero respectively and are contained within the foreign bank borrowings amount. Interest rates on these borrowings range from 4.45% to 8.625%. There was approximately $35.3 and $36.5 million available for borrowing at October 31, 2001 and 2000, respectively.

        Payments required on all debt outstanding during each of the next five fiscal years are as follows—

  (Amounts in table stated in thousands)

2002	$7,158
2003	4,848
2004	4,815
2005	4,822
2006	4,829
Thereafter	219,095

$245,567

        Cash paid for interest during 2001, 2000 and 1999 was approximately $28.0 million, $29.7 million and $29.5 million, respectively.

        The Company was contingently liable for debt of certain of its foreign subsidiaries aggregating approximately $1.5 million and $14,000 at October 31, 2001 and 2000, respectively. The Company knows of no event of default that would require it to satisfy these guarantees.

        The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Debentures at October 31, 2001 and 2000 was $190 million and $164 million, respectively. The Company believes that the stated values of the Company's remaining debt instruments approximate their estimated fair values.

(7)
FINANCIAL INSTRUMENTS:

        The Company enters into foreign currency forward contracts (principally against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to hedge intercompany transactions and the net receivable/payable positions arising from trade sales and purchases. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash inflows and outflows resulting from the sales of products and the purchases from suppliers denominated in a currency other than the functional currency will be adversely affected by changes in exchange rates. Gains and losses from such transactions are recognized when realized.

        The Company had 35 and 32 contracts outstanding at October 31, 2001 and 2000, respectively, with a total notional contract amount of $122.4 million and $121.1 million, respectively, all of which have maturities of less than one year. While it is not the Company's intention to terminate any of these contracts, the fair values were estimated by obtaining quotes for each contract from financial institutions. These contracts had a fair market value of $121.4 million and $115.9 million at October 31, 2001 and 2000, respectively. These fair values indicate that termination of the contracts would have resulted in a $1.0 million and a $5.2 million gain, respectively.

(8)
SHAREHOLDERS' EQUITY:

        The Company has three stock plans: an employee stock purchase plan and two stock option plans, which provide for the granting of options to officers, directors and key employees of the Company.

        The 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") will terminate June 30, 2005. The 1995 Purchase Plan provides for an aggregate of 300,000 shares of common stock which has been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last trading day of each six-month offering period.

        Transactions under the 1995 Purchase Plan were as follows—

	Number of Shares	Purchase Price Per Share
Available at October 31, 1998	258,170
Purchased	(18,470)	$18.49

Available at October 31, 1999	239,700
Purchased	(16,312)	$21.47

Available at October 31, 2000	223,388
Purchased	(14,382)	$21.41-$30.04

Available at October 31, 2001	209,006

        The 1995 Stock Option Plan ("1995 Option Plan") initially provided for the granting of 500,000 options. In 1999, an amendment to the Plan was approved increasing the number of shares available for grant under the Plan to 1,000,000 shares. The 1995 Option Plan will terminate December 31, 2004. The 1995 Option Plan, provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years, issuance of SARS, restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 1995 Option Plan, options have been granted to key employees and outside directors for terms of up to ten years, at an exercise price not less than the fair value at the date of grant, with the exception of participants who were granted ISOs at 110% of the fair value because they possessed more than 10% of the voting rights of the Company's outstanding common stock at the time of grant, which options are exercisable in whole or in part at stated times from the date of grant up to five years from the date of grant. Under the 1995 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. As of October 31, 2001, 2000, and 1999, 402,610, 402,210 and 447,650 options respectively, were available for grant.

        Under the 1985 Option Plan, 772,500 options were granted to officers, directors and key employees of the Company. At October 31, 2001, 2000 and 1999, 79,870, 137,912, and 45,318 options, respectively, had been exercised and 54,800, 134,670 and 273,982 options were outstanding. During 2001, 2000 and 1999, zero, 1,400 and 3,600 options respectively, under the 1985 Option Plan were cancelled. The 1985 Option Plan expired on October 31, 1995, except for the then outstanding options.

        Transactions under the Option Plans were as follows—

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding at October 31, 1998 (262,900 options exercisable)	723,190	$5.09 - 46.50	$25.51
Granted	183,500	$20.88 - 36.56	$26.87
Exercised	(56,618)	$5.09 - 33.00	$15.97
Forfeited/Cancelled	(39,940)	$18.75 - 46.00	$30.11

Outstanding at October 31, 1999 (350,686 options exercisable)	810,132	$5.09 - 46.50	$26.26
Granted	67,300	$26.75 - 31.94	$28.65
Exercised	(155,512)	$5.08 - 33.00	$17.38
Forfeited/Cancelled	(23,260)	$22.50 - 46.00	$28.63

Outstanding at October 31, 2000 (339,794 options exercisable)	698,660	$6.00 - 46.50	$28.39
Granted	12,500	$29.94 - 51.00	$42.58
Exercised	(241,665)	$6.00 - 37.38	$25.04
Forfeited/Cancelled	(12,900)	$26.63 - 35.25	$28.35

Outstanding at October 31, 2001 (258,329 options exercisable)	456,595	$17.25 - 51.00	$30.55

	October 31, 2001	October 31, 2000	October 31, 1999
Weighted average fair value of options granted at prices above market value	$0	$0	$0
Weighted average fair value of options granted at prices at market value	$26.12	$17.39	$15.14
Weighted average exercise price of options granted at prices above market value	$0	$0	$0
Weighted average exercise price of options granted at prices at market value	$42.58	$28.65	$26.87

        The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999
Risk-Free Interest Rates	5.14%	6.22%	5.14%
Expected Lives	7.5	7.5	7.5
Expected Volatility	52.0%	48.2%	44.8%

        The following table summarizes information about stock options outstanding at October 31, 2001:

Range of Exercise Prices	Number of Options Outstanding at October 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2001	Weighted Average Exercise Price
$17.25 $20.66	25,000	2.80	$18.00	25,000	$18.00
20.67 24.75	42,845	4.60	22.27	38,205	22.41
24.76 29.66	150,140	7.50	26.64	58,132	26.44
29.67 35.53	154,310	6.50	31.63	90,112	31.68
35.54 42.57	36,800	6.10	38.72	22,080	38.72
42.58 51.00	47,500	6.50	47.17	24,800	46.44

$17.25 $51.00	456,595	6.42	$30.55	258,329	$29.82

        Had compensation expense, net of taxes, for all stock option grants in fiscal years 2001, 2000 and 1999 been determined in accordance with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

		2001	2000	1999
Net loss:	As Reported	$(4,364)	$(4,049)	$(14,498)
(in thousands)	Pro Forma	$(5,379)	$(5,802)	$(15,326)
Basic loss per share:	As Reported	$(0.57)	$(0.54)	$(1.98)
	Pro Forma	$(0.70)	$(0.77)	$(2.09)
Diluted loss per share:	As Reported	$(0.57)	$(0.54)	$(1.99)
	Pro Forma	$(0.70)	$(0.77)	$(2.10)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal 1996. Additional awards in future years are anticipated.

        During 2001, 2000 and 1999, the Company issued 31,206, 30,224 and 48,220 shares, respectively from treasury to fund the Company's ESOP. Pursuant to a self-tender offering commencing in August 1995 to its shareholders, the Company purchased and placed into treasury during fiscal 1996, 168,000 shares of the Company's common stock. The purchases of treasury stock were accounted for under the cost method.

        The Company's Board of Directors may direct the issuance of the Company's $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(9)
PENSIONS AND RETIREMENT SAVINGS PLAN:

        The Company sponsors various post retirement plans for most full-time employees. Total expense for these plans for 2001, 2000 and 1999 was $3,684,000, $3,675,000 and $3,635,000, respectively. The

Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its foreign locations.

        Employees of the Company in the United States who have completed one year of service and are over the age of 21 (with the exception of those employees covered by a collective bargaining agreement at our California facility) may participate in a 401(k) Savings and Employee Stock Ownership Plan (the "Plan"). The Plan is required to be primarily invested in the common stock of the Company. The Company uses shares currently held in treasury for contributions to the Plan.

        The Company makes a contribution to the Plan of the Company's common stock equal to 1% of a participant's compensation for the Plan year and will match 75% of a participant's contribution up to 4% of the participant's compensation. Effective January 1, 2001, the Company began contributing shares equal to 100% of the first 3% and 50% of the following 2% of each participant's 401(k) contribution with a maximum of 5% of the participant's annual compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's common stock will be valued for the first ten business days of the month of February following the close of each Plan year. In 2001, 2000 and 1999, 31,206, 30,224, and 48,220 shares of Treasury Stock, respectively, were contributed. The Company has expensed approximately $1,558,000, $1,030,000 and $972,000 in 2001, 2000 and 1999, respectively, for the contributions under the Plan.

        The Company also sponsors defined contribution plans at selected foreign locations. The plans cover full time employees and provide for employer contributions of between 3% and 5% of salary or a percentage of employee contributions. The Company's contributions related to these plans for 2001, 2000 and 1999 totaled approximately $900,000, $1.2 million and $1.1 million, respectively.

        The Company also has defined benefit plans in certain of its foreign locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service. The Company funds these plans in amounts actuarially determined or with the funding requirements of federal law and regulation.

Changes in benefit obligations	October 31, 2001	October 31, 2000
	(in thousands)
Projected benefit obligations at beginning of year	$(16,223)	$(18,175)
Service cost	(985)	(1,240)
Interest cost	(1,035)	(994)
Plan participant's contributions	(380)	(281)
Benefits paid	1,288	528
Actuarial gains (losses)	1,398	593
Settlements	(79)	—
Foreign currency changes	(1,060)	3,346

Benefit obligations at end of year	$(17,076)	$(16,223)

Changes in plan assets	October 31, 2001	October 31, 2000
Fair value of plan assets at Beginning of year	$13,415	$9,871
Employer contributions	418	509
Employee contributions	380	281
Actual return on plan assets	468	4,990
Actual distributions	(782)	(69)
Foreign currency changes	751	(2,167)

Fair value of plan assets at end of year	$14,650	$13,415

Funded status: (deficit)	(2,426)	$(2,808)
Unrecognized net actuarial gains	(3,644)	(2,536)
Unrecognized prior service cost	152	173

(Accrued) benefit cost	$(5,918)	$(5,171)

        Amounts recognized in the consolidated balance sheets:

	October 31, 2001	October 31, 2000
	(in thousands)
Long term liabilities	$(6,455)	$(5,171)
Intangible assets (long term assets)	150	—
Accumulated other comprehensive loss	387	—

Net amount recognized	$(5,918)	$(5,171)

        The accumulated benefit obligation for the plans was $16.0 million and $13.3 million as of October 31, 2001 and 2000, respectively.

        The components of net periodic pension costs for the foreign defined benefit pension plans are as follows:

	October 31,
	2001	2000	1999
	(in thousands)
Service costs of benefits earned during the year	$1,260	$1,515	$1,533
Interest cost of projected benefit obligation	1,035	993	985
Actual return (gain) on assets	(911)	(759)	(691)
Settlements	243	—	—
Employee contributions	(275)	(275)	(297)
Amortization of unrecognized net gains	(128)	(9)	(9)

Net Pension Expense	$1,224	$1,465	$1,521

        The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 2001, 2000 and 1999, were as follows:

	October 31,
	2001	2000	1999
Discount rate	6%	6%	6%
Salary progression rate	3%	4%	3%
Long term rate of return	6%	6%	6%
(10)
OTHER INCOME (EXPENSE):

        For the years ended October 31, 2001, 2000 and 1999, other income (expense) consisted of the following—

	October 31,
	2001	2000	1999
	(in thousands)
Foreign currency transaction gains, net	$607	$2,389	$1,374
Interest income	218	292	437
Joint venture income, net	150	569	428
Gain on sales of property, plant and equipment, net	4,238	905	211
Other, net	(156)	(350)	(287)

Total	$5,057	$3,805	$2,163

(11)
INCOME TAXES:

        The provision (benefit) for income taxes for continuing operations is summarized as follows—

	Year Ended October 31,
	2001	2000	1999
	(in thousands)
Current:
Federal and State	$1,050	$—	$—
Foreign	3,659	3,189	2,850

	4,709	3,189	2,850

Deferred:
Federal and State	902	(1,817)	2,446
Foreign	(8,388)	(4,185)	(1,883)

	(7,486)	(6,002)	563

Total provision (benefit) for income taxes	$(2,777)	$(2,813)	$3,413

        Undistributed earnings of the Company's foreign subsidiaries of approximately $1.1 million, $2.8 million and $500,000 for 2001, 2000 and 1999, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings.

        The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2001 and 2000, are as follows—

	October 31,
	2001	2000
	(in thousands)
Deferred tax asset—
Net operating loss carryforwards	$45,881	$37,612
Allowance for doubtful accounts	767	854
Alternative minimum tax	830	830
Other	3,049	2,242

Gross deferred tax asset	50,527	41,538
Valuation allowance	(10,254)	(9,498)

Deferred tax asset	$40,273	$32,040

Deferred tax liability—
Depreciation	$(19,364)	$(20,808)
Other	(793)	(1,321)

Deferred tax liability	$(20,157)	$(22,129)

Net deferred tax asset	$20,116	$9,911

        Included in the net operating loss carryforwards at October 31, 2001 and 2000, are approximately $11.8 million of tax benefits recognized as a result of the loss on the disposal of a discontinued operation in the United States (see Note 16).

        The Company reduced goodwill by approximately $1.6 million in fiscal 2001 and $1.1 million in each of fiscal 2000 and 1999 relating to the deferred tax assets established as a result of the acquisition of the Borden Global Packaging business in fiscal 1996.

        Approximately $123.8 million of total net operating losses remained at October 31, 2001, $11.3 million of which expire in the years 2002 through 2006, $63.6 million of which expire in the years 2012 through 2020, and $48.9 million of which can be carried forward indefinitely. The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and, accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. In the event that the tax benefits relating to the valuation allowance are realized, approximately $2.5 million of such benefits would reduce goodwill. Included in the $121.5 million above is approximately $54.0 million of federal and $9.6 million of state net operating losses in the United States available to be carried forward, which will begin expiring in the year 2012.

        A reconciliation of the provision for taxes on income from continuing operations to that which would be computed at the statutory rate of 34% in 2001, 2000 and 1999 is as follows—

	Year Ended October 31,
	2001	2000	1999
	(in thousands)
Provision (benefit) at statutory rate	$(2,428)	$(2,408)	$2,681
State tax provision, net of federal tax benefit	726	(247)	254
Foreign branch earnings	(712)	(927)	80
Prior year issues and taxes	50	501	—
Effect of non-U.S. operations taxed at rates different than U.S. federal statutory rate	163	264	465
Other, net	(576)	4	(67)

	$(2,777)	$(2,813)	$3,413

        United States income tax returns for fiscal years 1995 through 1998 are currently under examination by the Internal Revenue Service. Assessments, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations.

        Cash paid for income taxes during 2001, 2000 and 1999 was approximately $2,324,000, $2,990,000 and $3,361,000, respectively.

(12)
LEASE COMMITMENTS:

        The Company has lease agreements for several of its facilities and certain equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $7,621,000, $7,465,000 and $6,706,000 for fiscal 2001, 2000 and 1999, respectively.

        Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows—

  (in thousands)

2002	$8,215
2003	7,375
2004	5,413
2005	4,755
2006	3,321
Thereafter	6,953

$36,032

(13)COMMITMENTS AND CONTINGENCIES:

  Employment Contracts—

        On October 11, 1996, the Company entered into employment agreements with the Chairman of the Board, President and Chief Executive Officer and with the Executive Vice President, Finance and Chief Financial Officer of the Company. The original contracts had a term of five years with a base salary of $500,000 for the Chairman and $240,000 for the Executive Vice President. These contracts were extended on October 10, 2001 for an additional one year term. The base salary is increased each year by a percentage equal to the percentage increase, if any, in the consumer price index. The employment agreements provide that each individual may be terminated without cause prior to the expiration of the agreement, and in such case, such person would be entitled to severance payments equal to two times the sum of the annual base salary then in effect plus the bonus earned for the immediate preceding year, payable over a two year period.

  Claims and Lawsuits—

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

  Contingencies—

        The Company's Holland subsidiary has been served by the European Commission with a notice to produce various documents and other evidence relating to their investigation of a possible violation of European Competition Law. The Company is cooperating with the European Commission in its investigation. No litigation is pending against the Company involving this matter. At this time, the Company is not in a position to evaluate the outcome of this investigation.

(14)QUARTERLY FINANCIAL DATA (UNAUDITED):

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2001
Net sales	$156,499	$164,534	$157,554	$161,113
Gross profit	31,795	29,872	26,908	33,119
Net income (loss)	$160	$(4,254)	$(551)	$281

Earnings Per Share—Basic and Diluted:
Net income (loss)	$0.02	$(0.55)	$(0.07)	$0.04

2000
Net sales	$163,846	$184,139	$178,160	$175,176
Gross profit	28,366	33,464	28,661	33,018
Loss from continuing operations	(1,153)	(449)	(2,276)	(392)
Income from discontinued operations	—	—	—	222

Net loss	$(1,153)	$(449)	$(2,276)	$(170)

Earnings Per Share:
Basic and diluted loss from continuing operations	$(0.15)	$(0.06)	$(0.30)	$(0.05)
Basic and diluted income from discontinued operations	—	—	—	0.02

Basic and diluted net loss	$(0.15)	$(0.06)	$(0.30)	$(0.03)

        Earnings per share are computed independently for each of the quarters presented.

(15)SEGMENT INFORMATION:

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area, with United States and Canada stated separately as of and for the years ended October 31, 2001, 2000 and 1999, respectively is as follows:

	United States	Canada	Europe	Asia/ Pacific	Corporate	Total
	(in thousands)
2001
Sales—external customers	$377,316	$39,924	$156,218	$66,242	$—	$639,700
Intersegment sales	18,524	3,600	4,007	—	—	26,131
Income from operations	27,856	2,811	(6,113)	(2,027)	—	22,527
Interest income	175	4	31	8	—	218
Interest expense	26,810	260	746	394	—	28,210
Depreciation and amortization	16,307	1,418	7,179	3,498	150	28,552
Provision (benefit) for income taxes	2,505	561	(2,664)	(893)	(2,286)	(2,777)
Net income (loss)	3,917	983	(3,448)	(1,587)	(4,229)	(4,364)
Provision for losses on accounts receivable and inventory	750	119	1,844	163	—	2,876
Segment assets	224,664	24,621	131,043	54,889	2,671	437,888
Capital expenditures	5,908	192	8,182	7,722	—	22,004
	United States	Canada	Europe	Asia/ Pacific	Corporate	Total
	(in thousands)
2000
Sales—external customers	$407,575	$42,117	$178,965	$72,664	$—	$701,321
Intersegment sales	17,771	5,704	4,442	—	—	27,917
Income from operations	17,185	4,748	(1,413)	436	—	20,956
Interest income	253	—	39	—		292
Interest expense	30,182	306	926	431	—	31,845
Depreciation and amortization	16,824	1,474	8,074	3,737	303	30,412
Provision (benefit) for income taxes	(2,050)	1,294	(1,962)	(328)	233	(2,813)
Income (loss) from continuing operations	(7,621)	3,136	(233)	111	336	(4,271)
Provision for losses on accounts receivable and inventory	500	42	1,082	152	—	1,776
Segment assets	250,080	29,010	126,287	50,209	16,104	471,690
Capital expenditures	10,111	224	4,308	3,992	—	18,635

	United States	Canada	Europe	Pacific	Corporate	Total
	(in thousands)
1999
Sales—external customers	$370,571	$37,634	$186,098	$75,749	$—	$670,052
Intersegment sales	13,505	8,655	3,246	—	—	25,406
Income from operations	26,944	6,064	3,507	697	—	37,212
Interest expense	391	—	28	18	—	437
Interest income	29,077	565	1,419	428	—	31,489
Depreciation and amortization	17,782	1,432	8,488	3,852	—	31,554
Provision (benefit) for income taxes	2,275	1,675	(406)	(302)	171	3,413
Income (loss) from continuing operations	3,707	2,945	(1,882)	(554)	257	4,473
Provision for losses on accounts receivable and inventory	905	94	1,241	113	—	2,353
Segment assets	255,469	30,759	157,512	55,529	15,722	514,991
Capital expenditures	11,208	544	4,842	5,641	—	22,235

        Included in Corporate assets through their disposal date are the investment in joint venture and the net assets of discontinued operations.

        Income from operations includes all costs and expenses directly related to the geographical area. Identifiable assets are those used in each segment's operations, except net assets held for sale, which represents the fair market value of those assets.

        No single customer accounted for more than 10% of sales in any year.

(16)DISCONTINUED OPERATIONS:

        In February 1999, the Company's management, with the concurrence of its Board of Directors, approved a formal plan to dispose of its Proponite business. On April 30,1999, the Company sold certain assets of the Proponite business pursuant to a sales agreement dated March 4, 1999.

        The disposal of the Proponite business has been accounted for as a discontinued operation and, accordingly, the Proponite operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows.

        The estimated loss on disposal includes the writedown of property, plant and equipment, inventory and other assets, closedown expenses, and losses of the Proponite business through the date of disposal. The total loss on disposal of the Proponite operations for the twelve months ended October 31, 1999, was $17,189,000 net of tax benefits.

        Condensed financial information relating to the discontinued operations of Proponite is as follows:

        Net assets of discontinued operations:

(in thousands)	October 31, 1999
Current assets	$785
Property, plant and equipment—net	6,555

7,340
Current liabilities (including provision for disposal in 1999)	3,091

Net assets held for sale—	$4,249

        Results of Operations:

	For the year ended October 31, 2001	For the year ended October 31, 2000	For the year ended October 31, 1999
Net sales	$—	$—	$6,633
Gross profit (loss)	—	—	(873)

Net income (loss)	$—	$—	$(1,205)

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

(17)RESTRUCTURING CHARGES:

        In March 2001, the Company announced its plans to consolidate its Australian operations. The plan involves the closure of the Braeside, Melbourne manufacturing facility, the transfer of the manufacturing equipment to a more cost-effective facility, lease closure costs and severance and other benefits for 62 employees. The restructuring charge of approximately $1.4 million was recorded in the cost of sales section of the income statement for the year ended October 31, 2001. These charges relate to actual cash expenditures made related to severance, lease closure costs, dismantling and relocation of certain fixed assets and to the non-cash write-off of certain assets. This restructuring plan and all related costs were completed in December 2001.

        In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of approximately $1.8 million and $1.9 million were recorded in the cost of sales section of the income statements for the year ended October 31, 2001 and 2000, respectively. These charges relate to severance costs ($1.5 million reserved in fiscal 2000 with approximately $110,000 remaining to be paid in fiscal 2002), actual cash expenditures made related to environmental costs, legal costs and dismantling and relocation of certain fixed assets, and the non-cash write-off of certain assets. The Company expects to incur approximately $200,000 in additional charges, before recording any gains related to sale of property, related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. The Company expects the restructuring plan and all related costs to be completed by February 2002, with the exception of the sale of its property, which it does not expect to be completed until the latter part of fiscal 2002.

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

(18)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

        Comprehensive income includes net income plus all other changes in equity from nonowner sources (e.g., foreign currency translation adjustments, pension plan minimum liability and unrealized gains and losses from derivative instruments). The accumulated balances at October 31, related to each component of other comprehensive income were as follows:

	Translation adjustments	Net unrealized gain on derivative financial instruments	Pension Plan minimum liability
	(in thousands)
1999	$(30,807)
2000	$(43,054)
2001	$(39,520)	$956	$(387)

(19)RELATED PARTY TRANSACTIONS:

        In connection with the acquisition of Borden Global Packaging, Borden, Inc. and the Company entered into a Governance Agreement, dated as of June 20, 1996 with respect to certain matters relating to the corporate governance of the Company. For the years ending October 31, 2001, 2000 and 1999, the Company purchased resin from BCP in the amount of $7.1 million, $22.8 million and $19.7 million, respectively. These transcations are in the ordinary course of business and the prices are comparable to those transactions with other suppliers. BCP is a limited partnership in which BCP Management Inc., a wholly owned subsidiary of Borden Inc., is general partner.

(20)SALE OF JOINT VENTURE:

        On April 26, 2001, the Company sold its fifty-percent interest in the Hitachi Chemical Filtec joint venture investment to its partner, Hitachi Chemical Company, Ltd., for approximately $10.1 million. The net loss on the sale, after deducting fees and expenses, was approximately $6.5 million.

(21)SUBSEQUENT EVENT:

        On November 2, 2001, the Company acquired the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for $26 million Australian dollars (approximately $13.1 million US dollars). Immediately following the transaction, the Company combined its Liquipac (bag-in-box) business with the Liquibag systems business it had acquired from Visypak and sold 49.9 percent of the resulting venture ("Rapak") to DS Smith (UK) Limited, a wholly owned subsidiary of DS Smith for $18 million Australian dollars (approximately $9.0 million). Rapak will be operated in coordination with DS Smith's worldwide activities. The Company does not have a controlling voting interest in Rapak and as a result will be accounting for its investment under the equity method of accounting. Sales of the Liquipac business contributed to the venture that will no longer be consolidated was $6.2 million, $6.0 million and $5.3 million for the years ended October 31, 2001, 2000 and 1999, respectively and operating income for Liquipac was $.6 million, $.5 million and $.5 million for the year ended October 31, 2001, 2000 and 1999, respectively. The Company is currently assessing the fair market values of the assets acquired and of those transferred into Rapak.

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULES:

        II—Valuation and Qualifying Accounts

        Schedules other than those listed above have been omitted either because the required information is contained in the financial statements or notes thereto or because such schedules are not required or applicable.

SCHEDULE II

AEP INDUSTRIES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED OCTOBER 31, 2001
(in thousands)

	Balance at Beginning of Year	Additions Charged to Earnings	Deductions From Reserves	Other	Balance at End of Year
YEAR ENDED OCTOBER 31, 2001:
Allowance for doubtful accounts	$4,940	$1,678	$1,217	$163	$5,564

Inventories	$1,168	$1,198	$760	$54	$1,660

Reserve for restructuring	$1,416	$786	$2,052	$—	$150

YEAR ENDED OCTOBER 31, 2000:
Allowance for doubtful accounts	$5,342	$903	$882	$(423)	$4,940

Inventories	$1,319	$873	$780	$(244)	$1,168

Reserve for restructuring	$—	$1,500	$84	$—	$1,416

YEAR ENDED OCTOBER 31, 1999:
Allowance for doubtful accounts	$4,686	$1,389	$623	$(110)	$5,342

Inventories	$1,418	$964	$938	$(125)	$1,319

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        As independent public accountants, we hereby consent to the incorporation of our report, dated January 17, 2002, included in this Form 10-K, into the Company's previously filed Registration Statements, on Form S-8 File Nos. 33-58747 and 33-58743, and on Form S-3, File No. 333-79947.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 25, 2002

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

Dated: January 29, 2002	AEP INDUSTRIES INC.
	By:	S/A J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 29, 2002	AEP INDUSTRIES INC.
	By:	S/A J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: January 29, 2002	By:	S/A PAUL M. FEENEY Paul M. Feeney Executive Vice President, Principal Financial Officer and Director
Dated: January 29, 2002	By:	S/A LAWRENCE R. NOLL Lawrence R. Noll Vice President—Controller, Principal Accounting Officer and Director

Dated: January 29, 2002	By:	S/A KENNETH AVIA Kenneth Avia Director
Dated: January 29, 2002	By:	S/A ADAM H. CLAMMER Adam H. Clammer Director
Dated: January 29, 2002	By:	S/A PAUL E. GELBARD Paul E. Gelbard Director
Dated: January 29, 2002	By:	S/A KEVIN M. KELLEY Kevin M. Kelley Director
Dated: January 29, 2002	By:	S/A LEE C. STEWART Lee C. Stewart Director
Dated: January 29, 2002	By:	S/A WILLIAM F. STOLL, JR. William F. Stoll, Jr. Director
Dated: January 29, 2002	By:	S/A SCOTT M. STUART Scott M. Stuart Director

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Page
3(a)	Restated Certificate of Incorporation of the Company as filed April 11, 1997 (incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997)
3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K, dated October 11, 1996)
10(a)	1985 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(mm) to Amendment No. 2 to the Registration Statement on Form S-1, No. 33-2242)
10(b)
The Employee Profit Sharing and 401(k) Retirement Plan and Trust as adopted March 3, 1993 (incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1993)
10(c)	1995 Stock Option Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, No. 33-58747)
10(d)	1995 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, No. 33-58743)
10(e)
Lease, dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P. (incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1990)
10(f)(1)
Credit Agreement, dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company, as Agent, and the banks party thereto (incorporated by reference to Exhibit 3 to Registrant's Current Report on Form 8-K, dated October 11, 1996)
10(f)(2)
Amendment No. 1, dated as of October 24, 1997, to the Credit Agreement, dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company as Agent and the Bank's party thereto (incorporated by reference to Exhibit 10(f)(2) to the Registrant's Annual Report on Form 10-K, for the year ended October 31, 1997)
10(f)(3)
Amendment No. 2, dated as of October 31, 1999, to the Credit Agreement, dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company as Agent and the Banks party thereto(incorporated by reference to Exhibit 10(f)(3) to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended April 30, 2000)
10(f)(4)
Amendment No. 3, dated as of April 19, 2000, to the Credit Agreement, dated as of October 11, 1996, among the Company, the Morgan Guaranty Trust Company as Agent and the Banks party thereto (incorporated by reference to Exhibit 10 (f)(3) to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended April 30, 2000)
10(f)(5)
Credit Agreement, dated as of November 20, 2001, among the Company, the Congress Financial Corporation, as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K, dated December 5, 2001)
10(g)(1)
Purchase Agreement, dated as of June 20, 1996, without exhibits, between the Company and Borden, Inc. (incorporated by reference to Exhibit C-1 to Registrant's Current Report on Form 8-K, dated June 20, 1996)

10(g)(2)
Amendment No. 1, dated as of October 11, 1996, to the Purchase Agreement, dated as of June 20, 1996, between the Company and Borden, Inc. (incorporated by reference to Exhibit 1(b) to Registrant's Current Report on Form 8-K, dated October 11, 1996)
10(g)(3)
Combined Financial Statements of Borden Global Packaging Operations as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 (incorporated by reference to Annex F to Registrant's Proxy Statement, dated September 11, 1996)
10(h)(1)
Governance Agreement, dated as of June 20, 1996, without exhibits, between the Company and Borden, Inc. (incorporated by reference to Exhibit C-2 to Registrant's Current Report on Form 8-K, dated June 20, 1996)
10(h)(2)
Amendment No. 1, dated as of October 11, 1996, to the Governance Agreement, dated as of June 20, 1996, between the Company and Borden, Inc. (incorporated by reference to Exhibit 2(b) to Registrant's Current Report on Form 8-K, dated October 11, 1996)
10(i)(1)
Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996)
10(i)(2)	Amendment No. 1, dated October 10, 2001, to the Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba.
10(j)(1)
Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended October 31,1996)
10(j)(2)	Amendment No. 1, dated October 10, 2001, to Employment Agreement, dated as of October 11, 1996,between the Company and Paul M. Feeney.
10(k)
Purchase Agreement, dated November 14, 1997, among Registrant and J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Brothers Inc (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K, dated November 19, 1997)
10(l)
Registration Rights Agreement, dated as of November 19, 1997, among Registrant and J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Brothers, Inc (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K, dated November 19, 1997)
10(m)
Indenture, dated as of November 19, 1997, between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K, dated November 19, 1997)
10(n)
Agreement for Sale of Business, dated July 18, 1997, between ICI Australia Limited and ICI Australia Operations PTY Limited, as Seller, and Registrant's subsidiary AEP Industries (Australia) PTY Limited, as Purchaser (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1997)
23	Consent of Arthur Andersen LLP	50
24	Power of Attorney (see "Power of Attorney" on signature page)	51-52

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2001 AND 2000 (in thousands, except share amounts)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999 (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999 (in thousands)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999 (in thousands)
AEP INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AEP INDUSTRIES INC. INDEX TO FINANCIAL STATEMENT SCHEDULES
AEP INDUSTRIES INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED OCTOBER 31, 2001 (in thousands)
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
POWER OF ATTORNEY
SIGNATURES
INDEX TO EXHIBITS