Form 10-Q
period 2002-01-31
AEP INDUSTRIES INC
filed 2002-03-18
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding At March 6, 2002
$.01 Par Value	7,864,410

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2002	October 31, 2001
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,902	$3,204
Accounts receivable, less allowance for doubtful accounts of $5,536 in 2002 and $5,564 in 2001, respectively	84,961	88,658
Inventories, net	70,383	65,951
Other current assets	17,625	12,496

Total current assets	174,871	170,309

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $163,578 in 2002 and $159,624 in 2001, respectively	202,270	196,638
GOODWILL, less accumulated amortization of $6,394 in 2002 and in 2001	34,815	34,815
DEFERRED TAX ASSET, net	22,239	20,923
OTHER ASSETS	15,542	14,093

TOTAL ASSETS	$449,737	$436,778

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$8,224	$7,158
Accounts payable	78,123	81,022
Accrued expenses	48,133	45,186

Total current liabilities	134,480	133,366
LONG-TERM DEBT	244,160	237,634
OTHER LONG TERM LIABILITIES	6,248	7,143

Total liabilities	384,888	378,143

SHAREHOLDERS' EQUITY:
Preferred stock—$1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock—$.01 par value, 30,000,000 shares authorized; 10,440,191 and 10,429,416 shares, issued in 2002 and 2001, respectively	104	104
Additional paid-in capital	101,461	101,241
Treasury stock—common stock; at cost, 2,634,950 shares in 2002 and 2001, respectively	(58,528)	(58,528)
Retained earnings	59,977	54,769
Accumulated other comprehensive loss	(38,165)	(38,951)

Total shareholders' equity	64,849	58,635

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$449,737	$436,778

The accompanying notes to financial statements are an integral part of these balance sheets.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended January 31,
	2002	2001
		(restated)
NET SALES	$148,536	$156,499
COST OF SALES	118,264	124,430

Gross profit	30,272	32,069

OPERATING EXPENSES
Delivery	7,826	8,913
Selling	9,409	9,333
General and administrative	6,051	6,376

Total operating expenses	23,286	24,622

Income from operations	6,986	7,447

OTHER INCOME (EXPENSE):
Interest expense, net	(6,533)	(7,725)
Gain on sale of interest in subsidiary	7,008	—
Other, net	(228)	823

	247	(6,902)

Income before provision for income taxes	7,233	545
PROVISION FOR INCOME TAXES	2,025	223

Net income	$5,208	$322

EARNINGS PER SHARE:
Net income per common share—primary	$0.67	$0.04

Net income per common share—fully diluted	$0.65	$0.04

	For the Three Months Ended January 31,
	2002	2001
		(restated)
Consolidated Statements of Other Comprehensive Income
Net income	$5,208	$322
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(289)	5,643
Cumulative adjustment to reflect adoption of FASB 133	—	4,404
Gain (loss) on derivative financial instruments	1,075	(7,107)

Comprehensive income	$5,994	$3,262

The accompanying notes to financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	For the Three Months Ended January 31,
	2002	2001
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,208	$322
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	7,138	7,385
Net gain on sale of equipment	(103)	(46)
Gain on sale of interest in subsidiary	(7,008)	—
Provision for losses on accounts receivable	389	578
Changes in operating assets and liabilities, net of business acquisition and disposition:
Joint venture income	—	(179)
Decrease in accounts receivable	8,010	5,676
Increase (decrease) in inventories	440	(10,552)
Increase in other current assets	(3,352)	(4,147)
Decrease (increase) in other assets	(992)	2,199
Increase (decrease) in accounts payable	(6,919)	8,573
Decrease in accrued expenses	(6,405)	(5,144)
Increase (decrease) in other long term liabilities	(601)	215

Net cash (used in) provided by operating activities	(4,195)	4,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,889)	(6,456)
Sales and retirements of equipment, net	286	110
Acquisition of business, net of cash acquired	(10,746)	—
Net proceeds from partial sale of business	8,899	—

Net cash used in investing activities	(5,450)	(6,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments)	7,592	(981)
Proceeds from issuance of common stock	220	2,347

Net cash provided by financing activities	7,812	1,366

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	531	(1,529)

NET DECREASE IN CASH	(1,302)	(1,629)
CASH AT BEGINNING OF PERIOD	3,204	2,929

CASH AT END OF PERIOD	$1,902	$1,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—interest	$10,453	$12,962

Cash paid during the period for—income taxes	$1,044	$375

The accompanying notes to financial statement are an integral part of these statements.

AEP INDUSTRIES INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)  Basis of Presentation

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

        In the first quarter of fiscal 2002, the Company changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO) for its domestic inventories (except for supplies). Prior periods have been restated to reflect this change. (See Note 3)

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2001.

(2)  Earnings Per Share (EPS)

        Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended January 31, 2002 and 2001 were 7,797,980 and 7,598,336, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended January 31, 2002 and 2001 were 7,958,789 and 7,766,488, respectively. The computation of diluted EPS includes 160,809 and 168,152 incremental shares for options outstanding and excludes 251,630 and 40,000 anti-dilutive options for the three months ended January 31, 2002 and 2001, respectively.

(3)  Inventories

        In November 2001, the Company changed its method of inventory costing from last-in, first-out (LIFO) to first-in, first-out (FIFO) method for its domestic inventories (except for supplies). Prior periods have been restated to reflect this change. The method was changed to (1) conform financial and US tax reporting, (2) conform accounting methods with its worldwide operations and (3) achieve a better matching of revenues and expenses. The change increased net income for the three months ended January 31, 2001 by $162,000 ($.02 per basic and diluted share) and decreased retained earnings for fiscal 2001 and prior by $1.3 million.

        Worldwide inventories are stated at lower of cost (FIFO method) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	January 31,2002	October 31, 2001
		(restated)
	(In thousands)
Raw Materials	$18,661	$18,471
Finished Goods	49,786	45,299
Supplies	3,863	3,841

	72,310	67,611
Less: Inventory Reserve	(1,927)	(1,660)

Total Inventories, net	$70,383	$65,951

(4)  Other Income (Expense)

        For the three months ended January 31, 2002 and 2001, other income (expense) consisted of the following:

	January 31,
	2002	2001
	(In thousands)
Foreign currency exchange gains (losses), net	$(172)	$458
Gain on sale of equipment	6	46
Joint venture income, net	27	104
Other miscellaneous	(148)	215

Total	$(228)	$823

(5)  Segment Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area as of and for the three months ended January 31, 2002 and 2001, respectively is as follows:

	2002
	United States	Canada	Europe	Asia/ Pacific	Total
	(in thousands)
Sales—external customers	$82,030	$7,461	$35,307	$23,738	$148,536
Intersegment sales	2,986	596	1,211	—	4,793
Income from operations	6,990	753	(532)	(225)	6,986
	2001 (Restated)
	United States	Canada	Europe	Asia/ Pacific	Total
	(in thousands)
Sales—external customers	$90,899	$9,171	$39,474	$16,955	$156,499
Intersegment sales	4,846	1,032	981	—	6,859
Income from operations	6,713	435	76	223	7,447

(6)  Restructuring Charge

        In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost-effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of approximately $1.8 million and $1.9 million were recorded in the cost of sales section of the income statements for the years ended October 31, 2001 and 2000, respectively. These charges relate to severance costs ($1.5 million reserved in fiscal 2000 with approximately $110,000 remaining to be paid in fiscal 2002), actual cash expenditures made related to environmental costs, legal costs, costs relating to dismantling and relocation of certain fixed assets, and the non-cash write-off of certain assets. The Company recorded $32,000 in restructuring charges during the three months ended January 31, 2002 and expects to incur approximately $168,000 in additional charges, before recording any gains related to sale of property, related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. The Company expects the restructuring plan and all related costs including the sale of its property by the latter part of fiscal 2002.

(7)  Derivative Instruments

        In November 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. At January 31, 2002, changes in the fair value of derivative financial instruments held by the Company resulted in unrealized gains of $1.1 million, which were recognized for the periods in other current assets and in shareholders' equity as a component of other comprehensive income.

(8)  Acquisition of Business

        On November 2, 2001, the Company acquired for approximately $10.8 million US dollars, all the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") in order to expand its market share in the Asia/Pacific region. The accompanying consolidated statements of income include the result of these transactions beginning November 2, 2001. Immediately following the transaction, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business it had acquired from Visypak and sold 49.9 percent of the resulting venture to DS Smith (UK) Limited, a wholly owned subsidiary of DS Smith, Plc., for approximately $9.0 million, resulting in a gain of $7.0 million. The venture will be operated in coordination with DS Smith's worldwide "Rapak" enterprise. The Company does not have an effective voting interest in this venture and as a result will be accounting for its investment under the equity method of accounting.

        A summary of the transactions is outlined below:

Acquisition of the shares of Visypak Estimated fair values of Visypak:	Amounts in millions
Assets acquired	$28.0
Liabilities assumed	$7.1
Restructuring accruals	$10.1
Cash paid for the net assets	$10.8

        The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and further refinements are likely to be made based upon completion of the final valuation studies. Included in accrued expenses are approximately $10.1 million of additional costs related to severance, close down of plants, relocation of machinery and equipment and a reserve for the potential reduction of certain non-current assets for any excess of fair market value of the net assets acquired over the cost of the acquisition after appraisals have been completed.

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition, sale of Liquipac, the formation of Rapak, the change in accounting method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO) and the exclusion of goodwill amortization occurred at the beginning of fiscal 2001:

        Pro Forma information:

For the three months ended January 31, 2001
(In thousands, except per share data)
Net sales	$168,780
Gross Profit	$32,236
Net Income	$5,318
EPS (basic and diluted)	$.70

        Formation of Rapak venture:

Amounts in millions
Net assets of venture	$3.8
Net assets sold to DS Smith (UK) Limited (49.9%)	$1.9
Amount received from DS Smith (UK) Limited	$8.9
Gain on sale	$7.0

(9)  Goodwill and Other Intangible Assets

        On November 1, 2001, The Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" which requires the cessation of goodwill amortization. Net income and EPS (basic and diluted) for the three months ended January 31, 2001, which were restated for the change in accounting method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO), has been adjusted below to exclude goodwill amortization for the period.

	Net Income	EPS
		(Basic and Diluted)
	(In thousands, except per share data)
As reported—restated	$322	$.04

Effect of Goodwill Amortization (tax effected including Equity method—adjusted	230.03

	$552	$.07

        Based upon an analysis, the fair market value of the Company's reporting units exceeds the net carrying amount of such units.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 2002 as Compared to Three Months Ended January 31, 2001 (Restated)

Net Sales and Gross Profit

        Net sales for the three months ended January 31, 2002, decreased by $8.0 million, or 5.1%, to $148.5 million from $156.5 million for the three months ended January 31, 2001. Net sales in North America decreased to $89.5 million during the 2002 period from $100.1 million during the 2001 period, primarily due to a 1.8% decrease in sales volume in conjunction with a 8.9% decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were passed through to our customers. Net sales in Europe decreased 10.6% to $35.3 million for the first quarter of fiscal 2002 from $39.4 million for the same period in fiscal 2001, primarily due to a 5.0% decrease in average selling prices in addition to a 5.9% decrease in sales volume as a result of the region's economic pressures and the competitive market place. Net sales in Asia/Pacific increased 40.1% to $23.7 million during the 2002 period from $17.0 million for the 2001 period, primarily due to the acquisition of a film and laminating business located in New Zealand and Australia, which increased sales volume by 33.9% and average selling prices by 4.6%.

        Gross profit for the three months ended January 31, 2002, was $30.3 million compared to $32.1 million for the three months ended January 31, 2001. Gross profit in North America decreased $1.2 million or 5.1% to $22.3 million for the three months ended January 31, 2002, as a result of changes in product mix and slightly higher fixed overhead costs per unit due to lower plant utilization rates for the period. North America's gross profit for the first quarter ended January 31, 2001 has been increased by $274,000 as a result of the change in accounting for its domestic inventories from the LIFO method to the FIFO method. Gross profit in Europe decreased 12.3% to $5.7 million for the three months ended January 31, 2002, primarily due to the continuing general economic pressures of the region and lower average selling prices, which resulted in lower margins. Asia/Pacific gross profit for the three months ended January 31, 2002, increased by 7.5%, as a result of the acquisition of the film and laminating business which increased sales volume of higher gross margin products in the region which offset in turn lower average per unit selling prices of other products that are highly competitive and were effected by the general economic pressures in the region.

Operating Expenses

        Operating expenses for the three months ended January 31, 2002 decreased 5.4% or $1.3 million to $23.3 million from $24.6 million for same period in fiscal 2001. Delivery expenses decreased by $1.1 million in the current period to $7.8 million, primarily due to the decrease in world wide fuel costs, which reduced third party delivery costs in 2002. Selling and general and administrative expenses decreased by $249,000 to $15.5 million from $15.7 million. This decrease was not attributable to any specific item in one area.

Interest Expense

        Interest expense for the three months ended January 31, 2002, was $6.5 million compared to $7.7 million for the three months ended January 31, 2001. The decrease in interest expense resulted from lower average debt outstanding for the period partially offset by a $280,000 charge which represented a write off of the unamortized prior debt issuance costs related to the Company's prior credit facilities, which were replaced in November 2001.

Gain on Sale of Interest in Subsidiary

        On November 2, 2001, the Company acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately

$10.8 million US dollars. Immediately following the acquisition, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business it had acquired from Visypak in a new venture company and sold approximately 50 percent of the new company to DS Smith (UK) Limited, a wholly owned subsidiary of DS Smith, Plc., for approximately $9.0 million, resulting in a gain of $7.0 million.

Other Income (Expense)

        Other expense for the three months ended January 31, 2002, amounted to $228,000. This amount included foreign currency exchange losses realized during the period, gains on sales of equipment, income from investment in a joint venture and other miscellaneous expenses.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $40.4 million at January 31, 2002, compared to $36.9 million at October 31, 2001, as restated to reflect the change in accounting for domestic inventories from the LIFO method to the FIFO method. This increase of $3.5 million in working capital is primarily the result of our acquisition of a business in Asia/Pacific, which increased net working capital. The weakening of the United States dollar during the three months ended January 31, 2002 slightly increased translated working capital balances of foreign subsidiaries. The remaining increases and decreases in components of our financial position reflect normal operating activity.

        On November 20, 2001, we entered into a loan and security agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this new credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity interest in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. At the closing, we borrowed the sum of $52.1 million, of which $51.8 million was used to pay off and terminate the existing term loan and revolving credit facility. Rates under the new facility are comparable to those under the prior facility. As of January 31, 2002, there was $41.6 million outstanding under this credit facility, with additional availability of $27.0 million.

        We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At January 31, 2002, the aggregate amount outstanding under such facilities was $7.9 million, and $13.7 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations.

        Our cash and cash equivalents were $1.9 million at January 31, 2002, as compared to $3.2 million at October 31, 2001. Net cash used in operating activities during the three months ended January 31, 2002, was $4.2 million, primarily due to the net gain of $7.0 million on the sale of a business, reduction in other current and long term assets of $4.3 million, accounts payable and accrued expenses of $13.9 million offset by $5.2 million of net income, depreciation and amortization expense of $7.1 million and increases in accounts receivable and inventories of $8.5 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the three months ended January 31, 2002 was $5.5 million, resulting primarily from the acquisition of the Visypak business of $10.7 million and net investment in capital expenditures of $3.9 million offset by the sales of a business, which resulted in net proceeds of $8.9 million and sales of equipment of approximately $286,000.

        Net cash provided by financing activities during the three months ended January 31, 2002 was $7.8 million, reflecting net borrowings of $7.6 million under available credit facilities and proceeds from stock issuances of $220,000.

        The remaining increases and decreases in the components of our financial position reflect normal operating activity.

        We believe that our cash flow from operations, combined with the availability of funds under the Company's new credit facility and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future

Effects of Inflation

        Inflation is not expected to have a significant impact on our business.

Contingencies

        In the prior fiscal year, the Company's Holland subsidiary was served by the European Commission with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law. The Company is cooperating with the European Commission in its investigation. No litigation is pending against the Company involving this matter. At this time, the Company is not in a position to evaluate the outcome of this investigation.

Forward Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for, the year ending October 31, 2002, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibit 11—Computation of weighted average number of shares outstanding. Pages 14-16

  (b)
  Exhibit 18—Preferability letter issued by Arthur Andersen LLP regarding the Company's change in its method of accounting for domestic inventory (except supplies) from LIFO (Last-In First-Out) method to the FIFO (First-In First-Out). Page 17

  (c)
  The Company filed a current report on Form 8-K on November 20, 2001, reporting under Item 2., the Company's new loan and security agreement, dated November 20, 2001, by and among AEP Industries Inc., as Borrower, and Congress Financial Corporation, as agent, and the financial institutions named therein, as Lenders.

QuickLinks

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K