Form 10-Q
period 2002-04-30
AEP INDUSTRIES INC
filed 2002-06-07
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding At June 3, 2002
$.01 Par Value	7,865,810

Item 1. Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2002	October 31, 2001
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,459	$3,204
Accounts receivable, less allowance of $5,746 in 2002 and $5,564 in 2001 for doubtful accounts	94,580	88,658
Inventories, net	78,719	65,951
Other current assets	17,459	12,496

Total current assets	194,217	170,309

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $176,216 in 2002 and $159,624 in 2001	198,240	196,638
GOODWILL, less accumulated amortization of $6,394 in 2002 and 2001	34,815	34,815
DEFERRED TAX ASSET, net	18,549	20,923
OTHER ASSETS	14,876	14,093

TOTAL ASSETS	$460,697	$436,778

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$8,836	$7,158
Accounts payable	81,865	81,022
Accrued expenses	50,483	45,186

Total current liabilities	141,184	133,366
LONG-TERM DEBT	243,389	237,634
OTHER LONG TERM LIABILITIES	6,068	7,143

Total liabilities	390,641	378,143

SHAREHOLDERS' EQUITY:
Preferred stock—$1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock—$.01 par value, 30,000,000 shares authorized; 10,440,791 and 10,429,416 shares, issued in 2002 and 2001, respectively	104	104
Additional paid-in capital	101,709	101,241
Treasury stock—common stock; at cost, 2,575,781 shares in 2002 and 2,634,950 shares in 2001	(57,214)	(58,528)
Retained earnings	62,544	54,769
Accumulated other comprehensive income	(37,087)	(38,951)

Total shareholders' equity	70,056	58,635

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$460,697	$436,778

The accompanying notes to financial statements are an integral part of these balance sheets

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2002	2001	2002	2001
		(restated)		(restated)
NET SALES	$161,015	$164,534	$309,551	$321,033
COST OF SALES	124,384	129,451	242,616	253,814
RESTRUCTURING CHARGE	19	1,213	51	1,278

Gross profit	36,612	33,870	66,884	65,941

OPERATING EXPENSES
Delivery	8,771	7,814	16,597	16,727
Selling	10,259	9,481	19,668	18,814
General and Administrative	6,451	6,336	12,502	12,712

Total operating expenses	25,481	23,631	48,767	48,253

Income from operations	11,131	10,239	18,117	17,688

OTHER INCOME (EXPENSE):
Interest expense, net	(6,200)	(7,458)	(12,733)	(15,183)
Gain on sale of interest in subsidiary	(184)	—	6,824	—
Loss on sale of joint venture	—	(6,515)	—	(6,515)
Other, net	(392)	522	(620)	1,345

	(6,776)	(13,451)	(6,529)	(20,353)

Income (loss) before provision (benefit) for income taxes	4,355	(3,212)	11,588	(2,665)
PROVISION (BENEFIT) FOR INCOME TAXES	1,788	(1,357)	3,813	(1,136)

Net income (loss)	$2,567	$(1,855)	$7,775	$(1,529)

EARNINGS PER SHARE:
Net income (loss) per common share—primary	$0.33	$(0.24)	$0.99	$(0.20)

Net income (loss) per common share—fully diluted	$0.32	$(0.24)	$0.98	$(0.20)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2002	2001	2002	2001
		(restated)		(restated)
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$2,567	$(1,855)	$7,775	$(1,529)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	4,065	(2,673)	4,732	2,970
Cumulative adjustment to reflect adoption of FASB 133	—	—	—	4,404
Unrealized gain (loss) on derivative financial instruments	(2,987)	4,212	(2,868)	(2,895)

Comprehensive income (loss)	$3,645	$(316)	$9,639	$2,950

The accompanying notes to financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(in thousands)

	For the Six Months Ended April 30,
	2002	2001
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,775	$(1,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,455	14,605
Gain on sale of interest in subsidiary	(6,824)	—
Loss on sale of interest in joint venture	—	6,515
Net (gain) on sale of property, plant and equipment	(141)	(769)
Provision for losses on accounts receivable and inventory	1,157	1,097
Joint venture income	—	(150)
Changes in operating assets and liabilities, net of business acquisition and disposition:
(Increase) decrease in accounts receivable	(1,355)	6,571
Increase in inventories	(8,502)	(15,019)
Increase in other current assets	(2,550)	(2,712)
Decrease in other assets	3,976	1,258
Increase (decrease) in accounts payable	(2,757)	2,368
Decrease in accrued expenses	(2,862)	(1,656)
Increase (decrease) in other long term liabilities	(1,075)	103

Net cash provided by operating activities	1,297	10,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,490)	(9,567)
Sales and retirements of property, plant and equipment, net	253	1,227
Acquisition of business, net of cash acquired	(8,764)
Net proceeds from partial sale of business	8,901
Net proceeds from sale of interest in joint venture	—	9,589

Net cash provided (used in) investing activities	(8,100)	1,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on long term debt	5,760	(15,572)
Proceeds from issuance of common stock	235	3,981

Net cash provided (used in) financing activities	5,995	(11,591)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,063	(281)
NET INCREASE IN CASH:	255	59
CASH AT BEGINNING OF PERIOD:	3,204	2,929

CASH AT END OF PERIOD:	$3,459	$2,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—interest	$11,718	$14,235

Cash paid during the period for—income taxes	$1,142	$943

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

        In the first quarter of fiscal 2002, the Company changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO) for its domestic inventories (except for supplies). Prior periods have been restated to reflect this change (See Note 3).

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

(2)    Earnings Per Share (EPS)

        Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended April 30, 2002 and 2001 were 7,851,859 and 7,697,102, respectively. The number of shares used in such computation for the six months ended April 30, 2002 and 2001 were 7,824,473, and 7,646,900, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended April 30, 2002 and 2001 were 7,935,593 and 7,914,692, respectively. The number of shares used in such computation for the six months ended April 30, 2002 and 2001 were 7,908,207, and 7,864,490, respectively. The computation of diluted EPS includes 83,734 incremental shares for options outstanding and excludes 304,589 anti-dilutive options for the three and six months ended April 30, 2002. As a result of the loss incurred for the three and six months ended April 30, 2001, no equivalent shares attributable to options were considered in computing diluted EPS, as such options would be anti-dilutive.

(3)    Inventories

        In November 2001, the Company changed its method of inventory costing from LIFO to FIFO for its domestic inventories (except for supplies). Prior periods have been restated to reflect this change. The method was changed to (1) conform financial and US tax reporting, (2) conform accounting methods with its worldwide operations and (3) achieve a better matching of revenues and expenses. The change increased net income for the three and six months ended April 30, 2001 by $2.4 million ($.31 per basic and diluted share) and $2.6 million ($.34 per basic and diluted share), respectively and decreased retained earnings for fiscal 2001 and prior by $1.3 million.

        Worldwide inventories are stated at the lower of cost (FIFO method) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	April 30, 2002	October 31, 2001
		(restated)
	(In thousands)
Raw Materials	$21,842	$18,471
Finished Goods	55,482	45,299
Supplies	3,930	3,841

	81,254	67,611
Less: Inventory Reserve	(2,535)	(1,660)

Total Inventories, net	$78,719	$65,951

(4)    Other Income (Expense)

        For the three and six months ended April 30, 2002 and 2001, other income (expense) consisted of the following:

	For the three months ended April 30,		For the six months ended April 30,
	2002	2001	2002	2001
	(In thousands)
Gain on sale of equipment	$49	$723	$114	$769
Foreign currency exchange gains (losses), net	(291)	(103)	(463)	355
Joint venture income, net	46	27	150
Other miscellaneous	(150)	(144)	(298)	71

Total	$(392)	$522	$(620)	$1,345

(5)    Segment Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area for the three and six months ended April 30, 2002 and 2001, respectively is as follows:

	2002
For the three months ended April 30	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales—external customers	$90,924	$9,158	$37,488	$23,445	$161,015
Intersegment sales	4,257	830	1,006	—	6,093
Income (loss) from operations	11,056	498	(532)	(392)	11,131
	2001 (Restated)
For the three months ended April 30	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$95,623	$10,908	$41,485	$16,518	$164,534
Intersegment sales	5,273	670	842	—	6,785
Income (loss) from operations	10,198	716	4	(679)	10,239
	2002
For the six months ended April 30	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$172,954	$16,619	$72,795	$47,183	$309,551
Intersegment sales	7,243	1,426	2,217	—	10,886
Income (loss) from operations	18,046	1,251	(563)	(617)	18,117
	2001 (Restated)
For the six months ended April 30	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$186,522	$20,079	$80,959	$33,473	$321,033
Intersegment sales	10,119	1,702	1,823	—	13,644
Income (loss) from operations	16,913	1,151	80	(456)	17,688

(6)    Restructuring Charge

        In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost-effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of approximately $1.8 million and $1.9 million were recorded in the cost of sales section of the income statements for the years ended October 31, 2001 and 2000, respectively. These charges relate to severance costs ($1.5 million reserved in fiscal 2000 with approximately $110,000 remaining to be paid in fiscal 2002), actual cash expenditures made related to environmental costs, legal costs, costs relating to dismantling and relocation of certain fixed assets, and the non-cash write-off of certain assets. The Company recorded $19,000 and $51,000 in restructuring charges during the three months and six months ended April 30, 2002, respectively, and expects to incur approximately $150,000 in additional charges, before recording any gains related to sale of property, related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. The Company expects the restructuring plan and all related costs including the sale of its property to be completed by the latter part of fiscal 2002.

(7)    Derivative Instruments

        In November 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. At April 30, 2002, changes in the fair value of derivative financial instruments held by the Company resulted in unrealized losses of $1.9 million, which were recognized for the periods in accrued expenses and in shareholders' equity as a component of other comprehensive income.

(8)    Acquisition of Businesses

        On November 2, 2001, the Company acquired for approximately $8.8 million US dollars (after working capital adjustments), all the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") in order to expand market share in the Asia/Pacific region. The accompanying consolidated statements of income include the results of these transactions beginning November 2, 2001. Immediately following the transaction, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business, which were part of the businesses it had acquired from Visypak and sold 49.9 percent of the resulting venture to DS Smith (UK) Limited, a wholly owned subsidiary of DS Smith, Plc., for approximately $8.9 million, resulting in a net gain of $6.8 million. The venture will be operated in coordination with DS Smith's worldwide "Rapak" enterprise. The Company does not have an effective controlling voting interest in this venture and as a result will be accounting for its investment under the equity method of accounting.

        A summary of the transactions is outlined below:

Acquisition of the shares of Visypak	Amounts in millions
Estimated fair values of Visypak:
Net assets acquired	$13.3
Restructuring accruals	$4.5
Cash paid for the net assets, after working capital adjustment	$8.8

        The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. At April 30, 2002, there is approximately $4.4 million remaining in accrued expenses ($.9 million has been paid) of additional costs related to severance, close down of plants, relocation of machinery and equipment.

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition, sale of Liquipac, the formation of Rapak, the change in accounting method of inventory costing from LIFO to FIFO and the exclusion of goodwill (see Note 9) occurred at the beginning of fiscal 2001:

        Pro Forma information:

	For the three months ended April 30, 2001	For the six months ended April 30, 2001
	(In thousands, except per share data)
Net sales	$174,775	$343,554
Gross Profit	$34,568	$66,806
Net Income	$2,782	$3,036
EPS (basic and diluted)	$0.36	$0.41
Formation of Rapak	Amounts in millions
Investment in Rapak	$2.1
Amount received from DS Smith (UK) Limited	$8.9
Net gain on sale, after all expenses	$6.8

(9)    Goodwill and Other Intangible Assets

        On November 1, 2001, The Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" which requires the cessation of goodwill amortization. Net income and EPS (basic and diluted) for the three and six months ended April 30, 2001, which were restated for the change in accounting method of inventory costing from LIFO to FIFO, has been adjusted below to exclude goodwill amortization for the period.

	April 30, 2001
	For the three months ended		For the six months ended
	Net Loss	EPS Basic and Diluted	Net Loss	EPS Basic and Diluted
	(In thousands, except per share data)
As reported—restated	$(1,855)	$(0.24)	$(1,529)	$(0.20)
Effect of Goodwill Amortization (tax effected including Equity method)	235	0.03	465	0.06

As adjusted	$(1,635)	$(0.21)	$(1,064)	$(0.14)

        Based upon an analysis, the fair market value of the Company's reporting unit exceeds the net carrying amount of such unit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended April 30, 2002, as Compared to Three Months Ended April 30, 2001 (restated)

Net Sales and Gross Profit

        Net sales for the three months ended April 30, 2002, decreased by $3.5 million, or 2.1%, to $161.0 million from $164.5 million for the three months ended April 30, 2001. Net sales in North America decreased to $100.1 million during the 2002 period from $106.5 million during the 2001 period, primarily due to a 15.9% decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were partially passed through to our customers which was partially offset by a 10.8% increase in sales volume. Net sales in Europe decreased 9.6% to $37.5 million for the second quarter of fiscal 2002 from $41.5 million for the same period in fiscal 2001, primarily due to a 12.9% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers because of the competitive market place, which was offset slightly by a 3.8% increase in volume sold. Net sales in Asia/Pacific increased 41.9% to $23.4 million during the 2002 period from $16.5 million for the 2001 period, primarily due to the acquisition of a film and laminating business located in New Zealand and Australia, which increased sales volume by 33.7% and average selling prices by 6.2%.

        Gross profit for the three months ended April 30, 2002, was $36.6 million compared to $33.9 million for the three months ended April 30, 2001. Gross profit in North America increased $2.4 million or 9.3% to $28.1 million for the three months ended April 30, 2002, as a result of the 10.8% increase in volume which lowered fixed overhead costs per unit due to higher plant utilization rates for the period. North America's gross profit for the second quarter ended April 30, 2001 has been increased by $4.0 million as a result of the change in accounting for its domestic inventories from the LIFO method to the FIFO method. Gross profit in Europe decreased 5.1% to $6.5 million for the three months ended April 30, 2002, primarily due to the continuing general economic pressures of the region which lowered average selling prices and resulted in lower margins. During the same period in fiscal 2001, the European region incurred additional costs of $427,000 relating to its shutdown of the UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific gross profit for the three months ended April 30, 2002, increased by 57.6% to $2.0 million, as a result of the acquisition of the film and laminates business which increased sales volume of higher gross margin products in the region. This also served to offset lower average per unit selling prices of other products that are highly competitive and were effected by the general economic pressures in the region. Gross profit for the three months ended April 30, 2001 included $786,000 of restructuring charges recorded for the shut down of the Melbourne, Australia facility.

Operating Expenses

        Operating expenses for the three months ended April 30, 2002, were $25.5 million or $1.9 million higher than the $23.6 million for the same period in the prior fiscal year. Delivery expenses increased by $1.0 million in the current period to $8.8 million, primarily due to an overall 10.9% increase in volume sold, partially offset by decreases in world wide fuel costs. Selling and general and administrative expenses increased by $900,000 to $16.7 million from $15.8 million in the same period in the prior fiscal year. This increase can be primarily attributed to commissions paid on the increased sales volume on units sold during the period offset by $392,000 of goodwill amortization in fiscal 2001 that is no longer applicable in 2002 due to the adoption of FASB Statement No. 142.

Interest Expense

        Interest expense for the three months ended April 30, 2002, was $6.2 million compared to $7.5 million for the three months ended April 30, 2002. This decrease in interest expense resulted from lower average debt outstanding for the period and lower average interest rates paid during the current period.

Other Income (Expense)

        Net other expense for the three months ended April 30, 2002, amounted to $392,000. This amount included foreign currency exchange loses realized during the period, gains on sales of building and equipment and other miscellaneous income and expenses.

Six Months Ended April 30, 2002, as Compared to Six Months Ended April 30, 2001 (restated)

Net Sales and Gross Profit

        Net sales for the six months ended April 30, 2002, decreased by $11.5 million, or 3.6%, to $309.6 million from $321.0 million for the six months ended April 30, 2001. Net sales in North America decreased to $189.6 million during the 2002 period from $206.6 million during the 2001 period, primarily due to a 12.4% decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were partially passed through to our customers offset by a 4.7% increase in sales volume. Net sales in Europe decreased $8.2 million or 10.0% to $72.8 million for the first half of fiscal 2002 from $81.0 million for the same period in fiscal 2001. This decrease was primarily due to a 9.3% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers, and a competitive market place which reduced sales volume by 1.0%. Net sales in Asia/Pacific increased 40.1% to $47.2 million during the 2002 period from $33.5 million for the 2001 period, primarily due to the acquisition of a film and laminating business located in New Zealand and Australia, which increased sales volume by 33.8% and average selling prices by 5.3%.

        Gross profit for the six months ended April 30, 2002, was $66.9 million compared to $65.9 million for the six months ended April 30, 2001. Gross profit in North America increased $1.2 million or 2.4% to $50.4 million for the six months ended April 30, 2002, as a result of lower raw material costs and lower fixed overhead costs per unit due to higher plant utilization rates for the period. North America's gross profit for the six months ended April 30, 2001 has been increased by $4.3 million as a result of the change in accounting for its domestic inventories from the LIFO method to the FIFO method. Gross profit in Europe decreased 8.7% to $12.1 million for the six months ended April 30, 2002, primarily due to the continuing general economic pressures of the region and the competitive marketplace, which resulted in lower average selling prices. During the same period in fiscal 2001, the European region incurred additional costs of $492,000 relating to its shutdown of the UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific gross profit for the six months ended April 30, 2002, increased by 25.9% to $4.4 million, as a result of the acquisition of the film and laminates business, which increased sales volume of higher gross margin products in the region, which offset lower average per unit selling prices of other products. The general economic pressures and highly competitive marketplace in the region effected the Asia/Pacific margins. Gross profit for the six months ended April 30, 2001 included $786,000 of restructuring charges recorded for the shut down of the Melbourne, Australia facility.

Operating Expenses

        Operating expenses for the six months ended April 30, 2002, were $48.8 million, an increase of $500,000 or 1.0% from $48.3 million for the same period in the prior fiscal year. Delivery expenses decreased to $16.6 million in the current period from $16.7 million in the prior fiscal year, primarily due to the decrease in world wide fuel costs. Selling and general and administrative expenses increased by $664,000 to $32.2 million from $31.5 million in the same period in the prior fiscal year. This increase can be primarily attributed to commissions paid on the increased sales volume sold during the period offset by $791,000 of goodwill amortization in fiscal 2001 that is no longer applicable in 2002 due to the adoption of FASB Statement No. 142.

Interest Expense

        Interest expense for the six months ended April 30 2002, was $12.7 million compared to $15.2 million for the six months ended April 30, 2001. This decrease in interest expense resulted from lower average debt outstanding for the period and lower average interest rates paid during the current period.

Gain on Sale of Interest in Subsidiary

        On November 2, 2001, the Company acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $8.8 million US dollars. Immediately following the acquisition, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business, which was one of the businesses acquired from Visypak in a new venture company and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly owned subsidiary of DS Smith, Plc., for $8.9 million, resulting in a gain of $6.8 million.

Other Income (Expense)

        Net other income (expense) for the six months ended April 30, 2002, amounted to $620,000 loss. This amount included foreign currency exchange losses realized during the period, gains on sales of equipment and income from investment in a joint venture.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $53.0 million at April 30, 2002, compared to $36.9 million at October 31, 2001, as restated to reflect the change in accounting for domestic inventories from the LIFO method to the FIFO method. This increase of $16.1 million in working capital is primarily the result of our acquisition of a business in Asia/Pacific, which increased net working capital, our increased investment in our worldwide inventories of $10.7 million and the weakening of the United States dollar during the six months ended April 30, 2002 and therefore increased translated working capital balances of our foreign subsidiaries. These increases were partially offset by the marking of our derivatives to market in accordance with FASB 133, which resulted in an unrealized loss of $1.9 million on our derivative financial instruments held by us at April 30, 2002. The remaining increases and decreases in components of our financial position reflect normal operating activity.

        On November 20, 2001, we entered into a loan and security agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this new credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity interest in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. At the closing, we borrowed the sum of $52.1 million, of which $51.8 million was used to pay off and terminate the existing term loan and revolving credit facility. Rates under the new facility are comparable to those under the prior facility. As of April 30, 2002, there was $39.3 million outstanding under this credit facility with additional availability of $33.8 million.

        We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At April 30, 2002, the aggregate amount outstanding under such facilities was $10.1 million, and $12.9 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by cash flow from operations.

        Our cash and cash equivalents were $3.5 million at April 30, 2002, as compared to $3.2 million at October 31, 2001. Net cash provided in operating activities during the six months ended April 30, 2002, was $1.3 million, primarily due to $7.8 million of net income, depreciation and amortization of $14.5 million and decreases in other assets of $4.0 million offset by increases in accounts receivable and inventories of $8.7 million, the net gain of $6.8 million on the sale of a business, reduction in other current assets of $2.6 million and accounts payable, accrued expenses and long term liabilities of $6.9 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the six months ended April 30, 2002 was $8.1 million, resulting primarily from the acquisition of the Visypak business for $8.7 million and net investment in capital expenditures of $8.5 million offset by the sales of a business, which resulted in net proceeds of $8.9 million and sales of equipment for approximately $253,000.

        Net cash provided by financing activities during the six months ended April 30, 2002 was $6.0 million, reflecting net borrowings of $5.8 million under available credit facilities and proceeds from stock issuances of $235,000.

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

Contingencies

        The Company's Holland subsidiary has been served by the European Commission with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company is cooperating with the European Commission in its investigation. At this time, no litigation is pending against the Company involving this matter and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance that, in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company's Holland subsidiary which results in a fine being assessed, the amount of the fine would not be material.

Forward Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for the year ending October 31, 2002, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of AEP Industries Inc. was held on April 9, 2002, for the purpose of electing three Class C directors and ratification of the appointment of auditors. Proxies for the Meeting were solicited pursuant to Section 14 and the rules thereunder, of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

        Management's nominees for Class C directors as listed in the Proxy Statement were elected with the following vote:

Class C Directors	Shares Voted "For"	Shares Withheld	Shares Not Voted
Kenneth Avia	7,727,034	3,736	0
Paul E. Gelbard	7,727,034	3,736	0
Scott M. Stuart	7,629,823	100,947	0

        The appointment of Arthur Andersen LLP as independent auditors was ratified by the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"	Shares Not Voted
6,557,395	1,162,247	0	11,128

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibit 11—Computation of weighted average number of shares outstanding. Pages 15-18

  (b)
  There were no current reports on Form 8-K filed during the quarter ended April 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Date: June 7, 2002	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Date: June 7, 2002	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial and Accounting Officer and Director

QuickLinks

AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
AEP INDUSTRIES INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIGNATURES