Form 10-Q/A
period 2002-01-31
AEP INDUSTRIES INC
filed 2002-09-12
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31,2002

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

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2002	October 31, 2001
	(restated)* (unaudited)	(restated)*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,902	$3,204
Accounts receivable, less allowance for doubtful accounts of $5,536 in 2002 and $5,564 in 2001, respectively	84,961	88,658
Inventories, net	73,779	68,020
Other current assets	17,625	12,496

Total current assets	178,267	172,378

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $163,578 in 2002 and $159,624 in 2001, respectively	202,270	196,638
GOODWILL, less accumulated amortization of $6,394 in 2001	34,815	34,815
DEFERRED TAX ASSET, net	20,914	20,116
OTHER ASSETS	15,542	14,093

TOTAL ASSETS	$451,808	$438,040

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$8,224	$7,158
Accounts payable	78,123	81,022
Accrued expenses	48,133	45,186

Total current liabilities	134,480	133,366
LONG-TERM DEBT	244,160	237,634
OTHER LONG TERM LIABILITIES	6,248	7,143

Total liabilities	384,888	378,143

SHAREHOLDERS' EQUITY:
Preferred stock—$1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock—$.01 par value, 30,000,000 shares authorized; 10,440,191 and 10,429,416 shares, issued in 2002 and 2001, respectively	104	104
Additional paid-in capital	101,461	101,241
Treasury stock—common stock; at cost, 2,634,950 shares in 2002 and 2001, respectively	(58,528)	(58,528)
Retained earnings	62,048	56,031
Accumulated other comprehensive loss	(38,165)	(38,951)

Total shareholders' equity	66,920	59,897

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$451,808	$438,040

* Restated—See Note 2

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended January 31,
	2002	2001
	(restated)*	(restated)*
NET SALES	$148,536	$156,499
COST OF SALES	116,937	124,704

Gross profit	31,599	31,795

OPERATING EXPENSES
Delivery	7,826	8,913
Selling	9,409	9,333
General and administrative	6,051	6,376

Total operating expenses	23,286	24,622

Income from operations	8,313	7,173

OTHER INCOME (EXPENSE):
Interest expense, net	(6,533)	(7,725)
Gain on sale of interest in subsidiary	7,008	—
Other, net	(228)	823

	247	(6,902)

Income before provision for income taxes	8,560	271
PROVISION FOR INCOME TAXES	2,543	111

Net income	$6,017	$160

EARNINGS PER SHARE:
Net income per common share- basic and diluted	$0.77	$0.02

	For the Three Months Ended January 31,
	2002	2001
	(restated)*	(restated)*
Consolidated Statements of Other Comprehensive Income:
Net income	$6,017	$160
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(289)	5,643
Cumulative effect adjustment to reflect adoption of FASB 133	—	4,404
Unrealized gain (loss) on cash flow hedges	1,075	(7,107)

Comprehensive income	$6,803	$3,100

* Restated—See Note 2

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended January 31,
	2002	2001
	(restated)*	(restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,017	$160
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	7,138	7,385
Net gain on sale of equipment	(103)	(46)
Gain on sale of interest in subsidiary	(7,008)	—
Provision for losses on accounts receivable	389	578
Changes in operating assets and liabilities, net of business acquisition and disposition:
Joint venture income	—	(179)
Decrease in accounts receivable	8,010	5,676
Increase (decrease) in inventories	(887)	(10,278)
Increase in other current assets	(3,352)	(4,147)
Decrease (increase) in other assets	(474)	2,087
Increase (decrease) in accounts payable	(6,919)	8,573
Decrease in accrued expenses	(6,405)	(5,144)
Increase (decrease) in other long term liabilities	(601)	215

Net cash (used in) provided by operating activities	(4,195)	4,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,889)	(6,456)
Sales of equipment, net	286	110
Acquisition of business, net of cash acquired	(10,746)	—
Net proceeds from sale of interest in subsidiary	8,899	—

Net cash used in investing activities	(5,450)	(6,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on long-term debt	7,592	(981)
Proceeds from issuance of common stock	220	2,347

Net cash provided by financing activities	7,812	1,366

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	531	(1,529)

NET DECREASE IN CASH	(1,302)	(1,629)
CASH AT BEGINNING OF PERIOD	3,204	2,929

CASH AT END OF PERIOD	$1,902	$1,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for — interest	$10,453	$12,962

Cash paid during the period for — income taxes	$1,044	$375

* Restated—See Note 2

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

        The consolidated financial information included herein has been prepared by the Company without audit, for filing with the Securities and Exchange Commission (SEC) pursuant to the rules and regulations of the Commission.

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position as of January 31, 2002 and the results of operations for the three months ended January 31, 2002 and 2001 have been made. The consolidated statements of income for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform to current period's presentation.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2001.

(2)  Restatement

        In November 2001, the Company filed an application with the Internal Revenue Service (IRS) to change its inventory valuation method to FIFO from LIFO for its domestic inventories (except for supplies). In anticipation of the need to conform its financial and tax reporting, the Company changed its method of inventory valuation from LIFO to FIFO for financial reporting purposes in fiscal 2002 and restated prior period interim results to reflect the change.

        In August 2002, the Company withdrew its previously filed, but not approved IRS application to switch its method of inventory valuation from LIFO to FIFO. The withdrawal was based on the Company's determination that switching from LIFO to FIFO was no longer preferable due to regulatory requirements and cost concerns. Accordingly, the Company will continue to account for its domestic inventories on a LIFO basis for tax purposes. As a result of these actions, a conformity issue existed between tax and financial reporting methods for inventory. Thus, the Company restated its unaudited interim results for the first and second quarters of fiscal 2002 and prior periods to reflect its inventory valuation on a LIFO basis. The impact of this correction of an error was as follows:

	For the three months ended January 31,
(in thousands, except share and per share data)	2001	2002
Net income as previously reported (FIFO)	$322	$5,208
EPS (FIFO) — Basic and Diluted as previously reported	$0.04	$0.67
Net income as Adjusted (LIFO)	$160	$6,017
EPS (LIFO) — Basic and Diluted as adjusted	$0.02	$0.77
Net increase (decrease)
Inventory	$(276)	$1,327

(3) Earnings Per Share (EPS)

        Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended January 31, 2002 and 2001 are 7,797,980 and 7,598,336, respectively. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended January 31, 2002 and 2001 are 7,810,462 and 7,766,488, respectively. The computation of diluted EPS includes 12,482 and 168,152 incremental shares for options outstanding and excludes 383,595 and 40,000 anti-dilutive options for the three months ended January 31, 2002 and 2001, respectively.

(4)  Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

(In thousands)	January 31, 2002	October 31, 2001
	(restated)*	(restated)*
Raw Materials	$18,661	$18,470
Finished Goods	53,182	47,369
Supplies	3,863	3,841

	75,706	69,680
Less: Inventory Reserve	(1,927)	(1,660)

Total Inventories, net	$73,779	$68,020

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 54% and 56% of total inventories at January 31, 2002 and October 31, 2001, respectively. Inventories would have been decreased by $3.4 million and $2.1 million for the respective periods, if the FIFO method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

* Restated—See Note 2

(5)  Other Income (Expense)

        For the three months ended January 31, 2002 and 2001, other income (expense) consists of the following:

	January 31,
(In thousands)	2002	2001
Foreign currency exchange gains (losses), net	$(172)	$458
Gain on sale of equipment	65	46
Joint venture income, net	27	104
Other miscellaneous	(148)	215

Total	$(228)	$823

(6)  Segment Information

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

        Information about the Company's operations by geographical area as of and for the three months ended January 31, 2002 and 2001, respectively is as follows:

2002 (Restated)* (in thousands)	United States	Canada	Europe	Asia/ Pacific	Total
Sales — external customers	$82,030	$7,461	$35,307	$23,738	$148,536
Intersegment sales	2,986	596	1,211	—	4,793
Income from operations	8,317	753	(532)	(225)	8,313
2001 (Restated)* (in thousands)	United States	Canada	Europe	Asia/ Pacific	Total
Sales — external customers	$90,899	$9,171	$39,474	$16,955	$156,499
Intersegment sales	4,846	1,032	981	—	6,859
Income from operations	6,439	435	76	223	7,173

* Restated—See Note 2

(7)  Restructuring Charge

        In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of approximately $1.8 million and $1.9 million were recorded as cost of sales in the consolidated statements of operations for the years ended October 31, 2001 and 2000, respectively. These charges relate to severance costs ($1.5 million reserved in fiscal 2000 with approximately $110,000 remaining to be paid in fiscal 2002), actual cash expenditures made related to environmental costs, legal costs and the non-cash write-off of certain assets. The Company recorded $32,000 in restructuring charges during the three months ended January 31, 2002 and expects to incur approximately $168,000 in additional charges, before recording any gains related to sale of property, related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3 and Staff Accounting Bulletin (SAB) No. 100. The Company expects the restructuring plan and all related costs including the sale of its property by the latter part of fiscal 2002.

(8)  Derivative Instruments

        In November 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. At January 31, 2002, the net fair value of derivative financial instruments designated as cash flow hedges by the Company was $1.1 million, which is included in other current assets and in shareholders' equity as a component of accumulated other comprehensive income.

(9)  Acquisition of Business

        On November 2, 2001, the Company acquired for approximately $10.8 million US dollars, all the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") in order to expand market share in the Asia/Pacific region. The accompanying consolidated statements of operations include the result of these transactions beginning November 2, 2001. Immediately following the transaction, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business it had acquired from Visypak and sold 49.9 percent of the resulting venture to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for approximately $9.0 million, resulting in a gain of $7.0 million. The venture will be operated in coordination with DS Smith's worldwide "Rapak" enterprise. The Company does not have an effective voting interest in this venture and as a result will be accounting for its investment under the equity method of accounting.

        A summary of the transactions is outlined below:

Acquisition of the shares of Visypak Estimated fair values of Visypak:	Amounts in millions
Assets acquired	$28.0
Liabilities assumed	$7.1
Restructuring accruals	$10.1
Cash paid for the net assets	$10.8

        The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and further refinements are likely to be made based upon completion of the final valuation studies and restructuring programs. Such refinements may increase or decrease property, plant and equipment and the gain on the Rapak transaction above. Included in accrued expenses are approximately $10.1 million of estimated additional costs related to severance ($1.5 million), costs to close down acquired plants ($3.0 million), and a reserve for the write-down of certain non-current assets to fair market value after appraisals have been completed ($5.6 million).

        The following unaudited pro forma information presents a summary of consolidated continuing results of operations of the Company as if the acquisition, sale of Liquipac (excluding the one-time gain upon sale) and the formation of Rapak occurred at the beginning of fiscal 2001:

Pro Forma information:

(In thousands, except per share data)	For the three months ended January 31, 2001
Net sales	$167,286
Gross Profit	$31,785
Net Income (loss) (excluding one time gain on sale)	$(222)
EPS (basic and diluted) (excluding one time gain on sale)	$(0.03)

Formation of Rapak venture:

Amounts in millions
Net assets of venture	$3.8
Net assets sold to DS Smith (UK) Limited (49.9%)	$1.9
Amount received from DS Smith (UK) Limited	$8.9
Gain on sale	$7.0

(10) Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangibles". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

        The Company has elected to adopt the provisions of SFAS No. 142 on November 1, 2001. As required by SFAS 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations represented one reporting unit and determined the reporting unit's fair value and compared it to the reporting unit's book value. As of November 1, 2001, the Company's reporting unit's fair value exceeded its carrying amounts. Accordingly, the Company was not required to perform any further transitional impairment tests. The Company plans to perform its impairment test each September 30 in the future.

        The Company had unamortized goodwill in the amount of $34.8 million at January 31, 2002 and October 31, 2001, respectively, subject to the provisions of SFAS Nos. 141 and 142. Substantially all of the unamortized goodwill is a result of the Company's acquisition of certain assets of the Global Packaging Business ("BGP") of Borden, Inc. in October 1996.

        The following table sets forth the reconciliation of basic and diluted earnings per common share computations for the three months ended January 31, 2001 as if SFAS No. 142 was adopted as of November 1, 2000:

	For the three months ended January 31, 2001
(In thousands, except share and per share data)	As Reported*		Add Back: Goodwill Amortization Net of Tax		As Adjusted
Basic EPS:
Numerator
Net Income		$160		$230		$390

Denominator
Weighted average common shares outstanding — basic		7,598,336		—		7,598,336

Basic earnings per common share	$	..02	$	..03	$	..05

Diluted EPS:
Numerator
Net Income		$160		$230		$390

Denominator
Weighted average common shares outstanding — diluted		7,766,488		—		7,766,488

Diluted earnings per common share	$	..02	$	..03	$	..05

*
Restated — see Note 2.

(11) Commitment and Contingencies

        The Company is involved in routine litigation in the normal course of its business. Such proceedings are not expected to have a material adverse impact on the Company's results of operations, financial position or liquidity.

        The Company's Holland subsidiary has been served by the European Commission with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company is cooperating with the European Commission in its investigation. At this time, no litigation is pending against the Company involving this matter and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance that, in the event the European Commission serves a Statement of Objections instituting a proceeding against the Company's Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 2002 as Compared to Three Months Ended January 31, 2001

Net Sales and Gross Profit

        Net sales for the three months ended January 31, 2002, decreased by $8.0 million, or 5.1%, to $148.5 million from $156.5 million for the three months ended January 31, 2001. Net sales in North America decreased to $89.5 million during the 2002 period from $100.1 million during the 2001 period, primarily due to a 1.8% decrease in sales volume in conjunction with a 8.9% decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were passed through to our customers. Net sales in Europe decreased 10.6% to $35.3 million for the first quarter of fiscal 2002 from $39.5 million for the same period in fiscal 2001, primarily due to a 5.0% decrease in average selling prices in addition to a 5.9% decrease in sales volume as a result of the region's economic pressures and the competitive market place. Net sales in Asia/Pacific increased 40.0% to $23.7 million during the 2002 period from $17.0 million for the 2001 period, primarily due to the acquisition of Visypak's film and laminating business located in New Zealand and Australia, which increased sales volume by 33.9% and average selling prices by 4.6%.

        Gross profit for the three months ended January 31, 2002, was $31.6 million compared to $31.8 million for the three months ended January 31, 2001. Gross profit in North America increased $397,000 or 1.7% to $23.6 million for the three months ended January 31, 2002, as a result of changes in product mix offset by a slightly higher fixed overhead costs per unit due to lower plant utilization rates for the period. Gross profit in Europe decreased 12.3% to $5.7 million for the three months ended January 31, 2002, primarily due to the continuing general economic pressures of the region and lower average selling prices, which resulted in lower margins. Asia/Pacific gross profit for the three months ended January 31, 2002, increased by 7.5%, as a result of the acquisition of Visypak's film and laminates business which increased sales volume of higher gross margin products in the region which offset lower average per unit selling prices of other products that are highly competitive and were effected by the general economic pressures in the region.

Operating Expenses

        Operating expenses for the three months ended January 31, 2002 decreased 5.3% or $1.3 million to $23.3 million from $24.6 million for same period in fiscal 2001. Delivery expenses decreased by $1.1 million in the current period to $7.8 million, primarily due to the decrease in world wide fuel costs, which reduced third party delivery costs in 2002. Selling and general and administrative expenses decreased by $249,000 to $15.5 million from $15.7 million. This decrease was not attributable to any specific item in one area.

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

Gain on Sale of Interest in Subsidiary

        On November 2, 2001, the Company acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $10.8 million US dollars. Immediately following the acquisition, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business it had acquired from and sold 49.9 percent of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for approximately $8.9 million, resulting in a gain of $7.0 million.

Other Income (Expense)

        Other expense for the three months ended January 31, 2002, amounted to $228,000 versus net other income of $823,000 for the comparable prior year period. This amount included foreign currency exchange losses of $172,000 in the current period versus gains of $458,000 realized the comparable prior year period. This change had to do with weakening of the United States dollar during the three months ended January 31, 2002. The remaining net expense resulted from gains on sales of equipment, income from investment in a joint venture and other miscellaneous expenses.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $43.8 million at January 31, 2002, compared to $39.0 million at October 31, 2001. This increase of $4.8 million in working capital is primarily the result of our acquisition of the Visypak in Asia/Pacific, which increased net working capital and by the marking of our derivatives to market in accordance with FASB 133, which resulted in an unrealized gain of $1.1 million on our derivative financial instruments held by us at January 31, 2002, which were partially offset by a $1.1 million increase in short term borrowings. The weakening of the United States dollar during the three months ended January 31, 2002 slightly increased translated working capital balances of foreign subsidiaries. The remaining increases and decreases in components of our financial position reflect normal operating activity.

        On November 20, 2001, we entered into a loan and security agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this new credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity interest in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. At the closing, we borrowed the sum of $52.1 million, of which $51.8 million was used to pay off and terminate the existing term loan and revolving credit facility. Rates under the new facility are comparable to those under the prior facility. As of January 31, 2002, there was $41.6 million outstanding under this credit facility. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At Janaury 31, 2002, the aggregate amount outstanding under such facilities was $7.9 million, and $13.7 million was available for borrowing. Borrowings from these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        Our cash and cash equivalents were $1.9 million at January 31, 2002, as compared to $3.2 million at October 31, 2001. Net cash used in operating activities during the three months ended January 31, 2002, was $4.2 million, primarily due to the net gain of $7.0 million on the sale of a business, reduction in inventories of $900,000, other current and long term assets of $3.8 million, accounts payable and accrued expenses of $14.0 million offset by $6.0 million of net income, depreciation and amortization expense of $7.1 million and an increase in accounts receivable of $8.4 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

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

        The Company's aggregate commitments under its Loan Agreement, Senior Subordinated Debentures, foreign borrowings and noncancelable operating lease agreements as of January 31, 2002 are as follows:

Fiscal year ending October 31,	Borrowings	Operating Leases	Total Commitment
(amounts in thousands)
2002 (balance of year)	$8,251	$6,161	$14,412
2003	388	7,375	7,763
2004	355	5,413	5,768
2005	361	4,755	5,116
2006	369	3,321	3,690
Thereafter(1)	243,411	6,953	250,364

(1)
The Company expects to refinance this debt during fiscal year 2007.

        The Company knows of no current or pending demands or commitments that will materially affect its liquidity.

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

Contingencies

        The Company's Holland subsidiary has been served by the European Commission with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company is cooperating with the European Commission in its investigation. At this time, no litigation is pending against the Company involving this matter and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance that, in the event the European Commission serves a Statement of Objections instituting a proceeding against the Company's Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

Market Risk

        The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize these risks through operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

        The Company may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At January 31, 2002, the Company was not party to any interest rate swaps, collars and options.

        The fair value of the Company's fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2002, the carrying value of the Company's total debt was $252.4 million of which approximately $202.9 million was fixed rate debt.

        At October 31, 2001, the carrying value of the Company's total debt was $244.8 million of which $203.9 million was fixed rate debt.

        As of January 31, 2002, the estimated fair value of the Company's total debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $199.9 compared to $194.7 million at October 31, 2001. The increase in the fair value estimate was primarily due to current market changes in the trading prices of the Company's 9.875% Senior Subordinated Debentures due on November 15, 2007.

Foreign Exchange

        The Company enters into foreign exchange forward contracts (principally against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to hedge forecasted intercompany transactions and trade sales and purchases. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

        As of January 31, 2002, the Company had foreign exchange forward contracts outstanding with a notional contract amount of $106.4 million, all of which have a maturity of less than one year. The net fair value of these derivative financial instruments designated as cash flow hedges by the Company was $1.1 million and $956,000 at January 31, 2002 and October 31, 2001, which were included in other current assets and in shareholders' equity as a component of accumulated other comprehensive income, respectively.

        The Company's foreign subsidiaries had third party outstanding debt of approximately $7.9 million and $1.5 million on January 31, 2002 and October 31, 2001, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

Commodities

        The Company uses various commodity raw materials and energy products in conjunction with its manufacturing process. Generally, the Company acquires such components at market prices and does not use financial instruments to hedge commodity prices. As a result, the Company is exposed to market risks related to changes in commodity prices in connection with these components.

Recently Issued Statements of Financial Accounting Standards

        In June 2001, The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisitions, construction, development and/or normal use of assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The company is required to adopt SFAS No. 143 on November 1, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

        In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company will adopt SFAS No. 144 on November 1, 2002. The Company does not expect the adoption of the Statement to have a material impact on its results of operations.

Critical Accounting Policies

        Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgements on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgements and estimates used in preparation of its consolidated financial statements.

  •
  Revenue recognition, including customer rebates, promotions and other incentive programs.
  •
  Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, reserves for obsolete or potentially obsolete inventories and litigation accruals
  •
  Accounting for income taxes
  •
  Purchase accounting

        The Company recognizes sales and cost of sales at the time the product is shipped to the customer and records estimated reductions to revenue for customer rebates, promotions or other incentive programs. If market conditions were to decline, the Company may take actions to increase customer incentive programs, thus resulting in a reduction of gross sales and profit at the time the incentive is offered.

        Management estimates allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 60 months' sales, less account write-offs to date. When it is deem probable that a customer account is uncollectable, that balance is added to the calculated reserve. Actual results could differ from these estimates under different assumptions.

        Management's current estimated ranges of liabilities related to pending litigation are based on management's best estimate of future costs. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on the Company's consolidated financial results in a future reporting period. The Company is involved in routine litigation in the normal course of its business and these proceedings are not expected to have a material adverse impact on the Company's results of operations or financial position.

        Management accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. As part of the process of preparing the Company's consolidated financial statements, management is require to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent mamagement believes that recovery is not likely, a valuation allowance must be established.

        The acquisition of Visypak in November 2001 was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and further refinements are likely to be made based upon completion of the final valuation studies, which may result in changes to various assets, liabilities and expenses in future periods.

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

AEP INDUSTRIES INC.
Date: September 12, 2002	S/A J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Date: September 12, 2002	S/A PAUL M. FEENEY Paul M. Feeney Executive Vice President Principal Financial and Accounting Officer and Director

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations, financial position and liquidity.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibit 11—Computation of weighted average number of shares outstanding. Pages 19-20

  (b)
  Exhibit 99-1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 903 of the Sarbanes-Oxley Act of 2002. Pages 21-22

  (c)
  Exhibit 99-2 Principal Executive Officer and Principal Financial Officer 302 Certification. Pages 23-24

  (d)
  The Company filed a current report on Form 8-K on November 20, 2001, reporting under Item 2., the Company's new loan and security agreement, dated November 20, 2001, by and among AEP Industries Inc., as Borrower, and Congress Financial Corporation, as agent, and the financial institutions named therein, as Lenders.

QuickLinks

  Item 1. Financial Statements
AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
AEP INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K