Form 10-Q/A
period 2002-04-30
AEP INDUSTRIES INC
filed 2002-09-12
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-14450

AEP Industries Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1916107 (IRS Employer Identification No.)
125 Phillips Avenue South Hackensack, New Jersey (Address of principal executive offices)	07606 (Zip Code)

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

Item 1. Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

ASSETS	April 30, 2002	October 31, 2001
	(restated)* (unaudited)	(restated)*
CURRENT ASSETS:
Cash and cash equivalents	$3,459	$3,204
Accounts receivable, less allowance of $5,746 in 2002 and $5,564 in 2001 for doubtful accounts	94,580	88,658
Inventories, net	80,889	68,020
Other current assets	17,459	12,496

Total current assets	196,387	172,378
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $176,216 in 2002 and $159,624 in 2001	198,240	196,638
GOODWILL, less accumulated amortization of $6,394 in 2001	34,815	34,815
DEFERRED TAX ASSET, net	17,702	20,116
OTHER ASSETS	14,876	14,093

TOTAL ASSETS	$462,020	$438,040

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$8,836	$7,158
Accounts payable	81,865	81,022
Accrued expenses	50,483	45,186

Total current liabilities	141,184	133,366

LONG-TERM DEBT	243,389	237,634
OTHER LONG TERM LIABILITIES	6,068	7,143

Total liabilities	390,641	378,143

SHAREHOLDERS' EQUITY:
Preferred stock—$1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock—$.01 par value, 30,000,000 shares authorized; 10,440,791 and 10,429,416 shares, issued in 2002 and 2001, respectively	104	104
Additional paid-in capital	101,709	101,241
Treasury stock-common stock; at cost, 2,575,781 shares in 2002 and 2,634,950 shares in 2001	(57,214)	(58,528)
Retained earnings	63,867	56,031
Accumulated other comprehensive loss	(37,087)	(38,951)

Total shareholders' equity	71,379	59,897

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$462,020	$438,040

        * Restated—see Note 2.

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2002	2001	2002	2001
	(restated)*	(restated)*	(restated)*	(restated)*
NET SALES	$161,015	$164,534	$309,551	$321,033
COST OF SALES	125,610	133,449	242,515	258,088
RESTRUCTURING CHARGE	19	1,213	51	1,278

Gross profit	35,386	29,872	66,985	61,667

OPERATING EXPENSES
Delivery	8,771	7,814	16,597	16,727
Selling	10,259	9,481	19,668	18,814
General and Administrative	6,451	6,336	12,502	12,712

Total operating expenses	25,481	23,631	48,767	48,253

Income from operations	9,905	6,241	18,218	13,414
OTHER INCOME (EXPENSE):
Interest expense, net	(6,200)	(7,458)	(12,733)	(15,183)
Gain on sale of interest in subsidiary	(184)	—	6,824	—
Loss on sale of joint venture	—	(6,515)	—	(6,515)
Other, net	(392)	522	(620)	1,345

	(6,776)	(13,451)	(6,529)	(20,353)
Income (loss) before provision (benefit) for income taxes	3,129	(7,210)	11,689	(6,939)
PROVISION (BENEFIT) FOR INCOME TAXES	1,310	(2,956)	3,853	(2,845)

Net income (loss)	$1,819	$(4,254)	$7,836	$(4,094)

Earnings Per Share
Net income (loss) per common share—Basic and diluted	$0.23	$(0.55)	$1.00	$(0.54)
	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2002	2001	2002	2001
	(restated)*	(restated)*	(restated)*	(restated)*
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$1,819	$(4,254)	$7,836	$(4,094)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	4,065	(2,673)	4,732	2,970
Cumulative effect adjustment to reflect adoption of FASB 133	—	—	—	4,404
Unrealized gain (loss) on cash flow hedges	(2,987)	4,212	(2,868)	(2,895)

Comprehensive income (loss)	$2,897	$(2,715)	$9,700	$385

        * Restated—see Note 2.

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2002	2001
	(restated)*	(restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,836	$(4,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,455	14,605
Gain on sale of interest in subsidiary	(6,824)	—
Loss on sale of interest in joint venture	—	6,515
Net (gain) on sale of property, plant and equipment	(141)	(769)
Provision for losses on accounts receivable and inventory	1,157	1,097
Joint venture income	—	(150)
Changes in operating assets and liabilities, net of business acquisition and disposition:
(Increase) decrease in accounts receivable	(1,355)	6,571
Increase in inventories	(8,603)	(10,745)
Increase in other current assets	(2,550)	(2,712)
Decrease (increase) in other assets	4,016	(451)
Increase (decrease) in accounts payable	(2,757)	2,368
Decrease in accrued expenses	(2,862)	(1,656)
Increase (decrease) in other long term liabilities	(1,075)	103

Net cash provided by operating activities	1,297	10,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,490)	(9,567)
Sales of property, plant and equipment, net	253	1,227
Acquisition of business, net of cash acquired	(8,764)
Net proceeds from sale of interest in subsidiary	8,901
Net proceeds from sale of interest in joint venture	—	9,589

Net cash provided by (used in) investing activities	(8,100)	1,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on long term debt	5,760	(15,572)
Proceeds from issuance of common stock	235	3,981

Net cash provided by (used in) financing activities	5,995	(11,591)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,063	(281)
NET INCREASE IN CASH:	255	59
CASH AT BEGINNING OF PERIOD:	3,204	2,929

CASH AT END OF PERIOD:	$3,459	$2,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—Interest	$11,718	$14,235

Cash paid during the period for—income taxes	$1,142	$943

        * Restated—see Note 2.

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

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position as of April 30, 2002 and the results of operations for the three and six months ended April 30, 2002 and 2001 have been made. The consolidated statements of income for the three and six months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform to current period's presentation.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2001.

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

	For the three months ended January 31,		For the three months ended April 30,		For the six months ended April 30,
(in thousands, except per share data)
	2001	2002	2001	2002	2001	2002
Net income (loss) as previously reported (FIFO)	$322	$5,208	($1,855)	$2,567	($1,529)	$7,775
EPS (FIFO)—Basic and Diluted as previously reported	$0.04	$0.67	($0.24)	$0.33	($0.20)	$0.99
Net income (loss) as Adjusted (LIFO)	$160	$6,017	($4,254)	$1,819	($4,094)	$7,836
EPS (LIFO)—Basic and Diluted as adjusted	$0.02	$0.77	($0.55)	$0.23	($0.54)	$1.00
Net increase (decrease)
Inventory	($276)	$1,327	($3,998)	($1,226)	(4,274)	$101

        Earnings per share are computed independently for each quarter and six months presented.

(3)  Earnings Per Share (EPS)

        Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended April 30, 2002 and 2001 are 7,851,859 and 7,697,102, respectively. The number of shares used in such computation for the six months ended April 30, 2002 and 2001 were 7,824,473, and 7,646,900, respectively. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended April 30, 2002 and 2001 are 7,896,482 and 7,697,102, respectively. The number of shares used in such computation for the six months ended April 30, 2002 and 2001 are 7,853,000, and 7,646,900, respectively. The computation of diluted EPS includes 44,623 and 28,527 incremental shares for options outstanding for the three and six months ended April 30, 2002. As a result of the loss incurred for the three and six months ended April 30, 2001, no equivalent shares attributable to options were considered in computing diluted EPS, as such options would be anti-dilutive.

(4)  Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	April 30, 2002	October 31, 2001
	(restated)*	(restated)*
	(In thousands)
Raw Materials	$21,842	$18,470
Finished Goods	57,652	47,369
Supplies	3,930	3,841

	83,424	69,680
Less: Inventory Reserve	(2,535)	(1,660)

Total Inventories, net	$80,889	$68,020

        * Restated—see Note 2.

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 52% and 56% of total inventories at April 30, 2002 and October 31, 2001, respectively. Inventories would have been decreased by $2.2 million and $2.1 million for the respective periods, if the FIFO method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(5)  Other Income (Expense)

        For the three and six months ended April 30, 2002 and 2001, other income (expense) consists of the following:

	For the three months ended April 30,		For the six months ended April 30,
(In thousands)
	2002	2001	2002	2001
Gain on sale of equipment	$49	$723	$114	$769
Foreign currency exchange gains (losses), net	(291)	(103)	(463)	355
Joint venture income, net	—	46	27	150
Other miscellaneous	(150)	(144)	(298)	71

Total	$(392)	$522	$(620)	$1,345

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

Information about the Company's operations by geographical area for the three and six months ended April 30, 2002 and 2001, respectively is as follows:

(In thousands)

For the three months ended April 30, 2002 (Restated)*	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$90,924	$9,158	$37,488	$23,445	$161,015
Intersegment sales	4,257	830	1,006	—	6,093
Income (loss) from operations	10,331	498	(532)	(392)	9,905
For the three months ended April 30, 2001 (Restated)*	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$95,623	$10,908	$41,485	$16,518	$164,534
Intersegment sales	5,273	670	842	—	6,785
Income (loss) from operations	6,200	716	4	(679)	6,241
For the six months ended April 30, 2002 (Restated)*	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$172,954	$16,619	$72,795	$47,183	$309,551
Intersegment sales	7,243	1,426	2,217	—	10,886
Income (loss) from operations	18,147	1,251	(563)	(617)	18,218
For the six months ended April 30, 2001 (Restated)*	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$186,522	$20,079	$80,959	$33,473	$321,033
Intersegment sales	10,119	1,702	1,823	—	13,644
Income (loss) from operations	12,639	1,151	80	(456)	13,414

        * Restated—see Note 2.

(7)  Restructuring Charge

        In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of approximately $1.8 million and $1.9 million were recorded as cost of sales in the consolidated statements of operations for the years ended October 31, 2001 and 2000, respectively. These charges relate to severance costs ($1.5 million reserved in fiscal 2000 with approximately $110,000 remaining to be paid in fiscal 2002), actual cash expenditures made related to environmental costs, legal costs, and the non-cash write-off of certain assets. The Company recorded $19,000 and $51,000 in restructuring charges during the three months and six months ended April 30, 2002, respectively, and expects to incur approximately $150,000 in additional charges, before recording any gains related to sale of property, related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force

Pronouncement 94-3 and Staff Accounting Bulletin (SAB) No. 100. The Company expects the restructuring plan and all related costs including the sale of its property to be completed by the latter part of fiscal 2002.

(8)  Derivative Instruments

        In November 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. At April 30, 2002, the net fair value of derivative financial instruments designated as cash flow hedges by the Company were $1.9 million, which are included in accrued expenses and in shareholders' equity as a component of accumulated other comprehensive income.

(9)  Acquisition of Businesses

        On November 2, 2001, the Company acquired for approximately $8.8 million US dollars (after working capital adjustments), all the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") in order to expand market share in the Asia/Pacific region. The accompanying consolidated statements of operations include the results of these transactions beginning November 2, 2001. Immediately following the transaction, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business, which were part of the businesses it had acquired from Visypak and sold 49.9 percent of the resulting venture to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for approximately $8.9 million, resulting in a net gain of $6.8 million. The venture will be operated in coordination with DS Smith's worldwide "Rapak" enterprise. The Company does not have an effective controlling voting interest in this venture and as a result will be accounting for its investment under the equity method of accounting.

        A summary of the transactions is outlined below:

Acquisition of the shares of Visypak	Amounts in millions
Estimated fair values of Visypak:
Net assets acquired	$13.3
Restructuring accruals	$4.5
Cash paid for the net assets, after working capital adjustment	$8.8

        The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The above acquisition resulted in negative goodwill of $3.1 million which was allocated as a reduction of acquired property, plant and equipment. The purchase price allocation is preliminary and further refinements are likely to be made based upon completion of final valuation studies and restructuring programs. Such refinements may increase or decrease property plant and equipment and the gain on the Rapak transaction above. At April 30,

2002, there is approximately $3.6 million remaining in accrued expenses related to severance ($1.5 million reserved at time of acquisition and $.5 million paid to date) and costs to close down acquired plants ($3.0 million reserved and $.4 million paid to date).

        The following unaudited pro forma information presents a summary of consolidated continuing results of operations of the Company as if the acquisition, sale of Liquipac (excluding the one time gain upon sale) and the formation of Rapak occurred at the beginning of fiscal 2001:

        Pro Forma information:

	For the three months ended April 30, 2001	For the six months ended April 30, 2001
	(In thousands, except per share data)
Net sales	$173,231	$340,516
Gross Profit	$30,207	$61,992
Net Income (loss) (excluding one time gain on sale)	$(4,482)	$(4,703)
EPS (basic and diluted) (excluding one time gain on sale)	$(0.58)	$(0.62)
Formation of Rapak	Amounts in millions
Investment in Rapak	$2.1
Amount received from DS Smith (UK) Limited	$8.9
Net gain on sale, after all expenses	$6.8

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

        The Company elected to adopt the provisions of SFAS No. 142 on November 1, 2001. As required by SFAS 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations represented one reporting unit and determined the reporting unit's fair value and compared it to the reporting unit's book value. As of November 1, 2001, the Company's reporting unit's fair value exceeded its carrying amounts. Accordingly, the Company was not required to perform any further transitional impairment tests. The Company plans to perform its impairment test each September 30 in the future.

        The Company had unamortized goodwill in the amount of $34.8 million at April 30, 2002 and October 31, 2001, respectively, subject to the provisions of SFAS Nos. 141 and 142. Substantially all of the unamortized goodwill is a result of the Company's acquisition of certain assets of the Global Packaging Business ("BGP") of Borden, Inc. in October 1996.

        The following table sets forth the reconciliation of basic and diluted earnings per common share computations for the three and six months ended April 30, 2001 as if SFAS No. 142 was adopted as of November 1, 2000:

	For the three months ended April 30, 2001			For the six months ended April 30, 2001
(In thousands, except share and per share data)	As Reported*	Add Back: Goodwill Amortization Net of Tax	As Adjusted	As Reported*	Add Back: Goodwill Amortization Net of Tax	As Adjusted
Basic and Diluted EPS:
Numerator
Net Income (Loss)	($4,254)	$235	($4,019)	($4,094)	$465	($3,629)

Denominator
Weighted average common shares outstanding—basic diluted	7,697,102	—	7,697,102	7,646,900	—	7,646,900

Basic and Diluted earnings (loss) per common share	($.55)	$.03	($.52)	($.54)	$.06	($.47)

        * Restated—See Note 2.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended April 30, 2002, as Compared to Three Months Ended April 30, 2001 (restated)

Net Sales and Gross Profit

        Net sales for the three months ended April 30, 2002, decreased by $3.5 million, or 2.1%, to $161.0 million from $164.5 million for the three months ended April 30, 2001. Net sales in North America decreased to $100.1 million during the 2002 period from $106.5 million during the 2001 period, primarily due to a 15.2% decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were partially passed through to our customers which was partially offset by a 10.8% increase in sales volume. Net sales in Europe decreased 9.6% to $37.5 million for the second quarter of fiscal 2002 from $41.5 million for the same period in fiscal 2001, primarily due to a 12.9% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers because of the competitive market place, which was offset slightly by a 3.8% increase in volume sold. Net sales in Asia/Pacific increased 41.9% to $23.4 million during the 2002 period from $16.5 million for the 2001 period, primarily due to the acquisition of the Visypak film and laminating business located in New Zealand and Australia, which increased sales volume by 33.7% and average selling prices by 6.2%.

        Gross profit for the three months ended April 30, 2002, was $35.4 million compared to $29.9 million for the three months ended April 30, 2001. Gross profit in North America increased $5.1 million or 23.4% to $26.9 million for the three months ended April 30, 2002, as a result of the 10.8% increase in volume which lowered fixed overhead costs per unit due to higher plant utilization rates for the period. Gross profit in Europe decreased 5.5% to $6.5 million for the three months ended April 30, 2002, primarily due to the continuing general economic pressures of the region which lowered average selling prices and resulted in lower margins. During the same period in fiscal 2001, the European region incurred additional costs of $427,000 relating to its shutdown of the UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific gross profit for the three months ended April 30, 2002, increased by 57.6% to $2.0 million, as a result of the acquisition of the Visypak film and laminates business which increased sales volume of higher gross margin products in the region. This also served to offset lower average per unit selling prices of other products that are highly competitive and were effected by the general economic pressures in the region. Gross profit for the three months ended April 30, 2001 included $786,000 of restructuring charges recorded for the shut down of the Melbourne, Australia facility.

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

Other Income (Expense)

        Net other expense for the three months ended April 30, 2002, amounted to $392,000 versus net income of $522,000 for the comparable prior year period. This amount included foreign currency exchange losses realized during the period, gains on sales of building and equipment, which were higher by $674,000 in the prior year, and other miscellaneous income and expenses.

Six Months Ended April 30, 2002, as Compared to Six Months Ended April 30, 2001 (restated)

Net Sales and Gross Profit

        Net sales for the six months ended April 30, 2002, decreased by $11.5 million, or 3.6%, to $309.6 million from $321.0 million for the six months ended April 30, 2001. Net sales in North America decreased to $189.6 million during the 2002 period from $206.6 million during the 2001 period, primarily due to a 12.4% decrease in per unit selling prices as a result of lower raw material costs, primarily resin, which were partially passed through to our customers offset by a 4.7% increase in sales volume. Net sales in Europe decreased $8.2 million or 10.0% to $72.8 million for the first half of fiscal 2002 from $81.0 million for the same period in fiscal 2001. This decrease was primarily due to a 9.3% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers, and a competitive market place which reduced sales volume by 1.0%. Net sales in Asia/Pacific increased 40.1% to $47.2 million during the 2002 period from $33.5 million for the 2001 period, primarily due to the acquisition of the Visypak film and laminating business located in New Zealand and Australia, which increased sales volume by 33.8% and average selling prices by 5.3%.

        Gross profit for the six months ended April 30, 2002, was $67.0 million compared to $61.7 million for the six months ended April 30, 2001. Gross profit in North America increased $5.5 million or 12.2% to $50.5 million for the six months ended April 30, 2002, as a result of lower raw material costs and lower fixed overhead costs per unit due to higher plant utilization rates for the period. Gross profit in Europe decreased 8.6% to $12.1 million for the six months ended April 30, 2002, primarily due to the continuing general economic pressures of the region and the competitive marketplace, which resulted in lower average selling prices. During the same period in fiscal 2001, the European region incurred additional costs of $492,000 relating to its shutdown of the UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific gross profit for the six months ended April 30, 2002, increased by 2.9% to $4.4 million, as a result of the acquisition of the Visypak film and laminates business, which increased sales volume of higher gross margin products in the region, which offset lower average per unit selling prices of other products. The general economic pressures and highly competitive marketplace in the region effected the Asia/Pacific margins. Gross profit for the six months ended April 30, 2001 included $786,000 of restructuring charges recorded for the shut down of the Melbourne, Australia facility.

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

Interest Expense

        Interest expense for the six months ended April 30, 2002, was $12.7 million compared to $15.2 million for the six months ended April 30, 2001. This decrease in interest expense resulted from lower average debt outstanding for the period and lower average interest rates paid during the current period.

Gain on Sale of Interest in Subsidiary

        On November 2, 2001, the Company acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $8.8 million US dollars. Immediately following the acquisition, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business, it had acquired from Visypak and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for $8.9 million, resulting in a gain of $6.8 million.

Other Income (Expense)

        Net other income (expense) for the six months ended April 30, 2002, amounted to $620,000 loss versus net income of $1.3 million for the comparable prior year period. This amount included foreign currency exchange losses of $463,000 realized during the current period versus gains of $355,000 in the prior year. The Company also had gains on sales of building and equipment, which were higher by $655,000 in the prior year, and other miscellaneous income and expenses.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $55.2 million at April 30, 2002, compared to $39.0 million at October 31, 2001. This increase of $16.2 million in working capital is primarily the result of our acquisition of Visypak in Asia/Pacific, which increased net working capital, our increased investment in our worldwide inventories of $12.9 million and the weakening of the United States dollar during the six months ended April 30, 2002 and therefore increased translated working capital balances of our foreign subsidiaries. These increases were partially offset by the marking of our derivatives to market in accordance with FASB 133, which resulted in an unrealized loss of $2.9 million on our derivative financial instruments held by us at April 30, 2002 and a $1.6 million increase in short term borrowings. The remaining increases and decreases in components of our financial position reflect normal operating activity.

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

        Our cash and cash equivalents were $3.5 million at April 30, 2002, as compared to $3.2 million at October 31, 2001. Net cash provided in operating activities during the six months ended April 30, 2002, was $1.3 million, primarily due to $7.8 million of net income, depreciation and amortization of $14.5 million and decreases in other assets of $4.0 million offset by increases in accounts receivable and inventories of $10.0 million, the net gain of $6.8 million on the sale of a business, reduction in other current assets of $2.6 million and accounts payable, accrued expenses and long-term liabilities of $6.7 million. The net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the six months ended April 30, 2002 was $8.1 million, resulting primarily from the acquisition of the Visypak business for $8.7 million and investment in capital expenditures of $8.5 million offset by the sale of a business, which resulted in net proceeds of $8.9 million and sales of equipment for approximately $253,000.

        Net cash provided by financing activities during the six months ended April 30, 2002 was $6.0 million, reflecting net borrowings of $5.8 million under available credit facilities and proceeds from stock issuances of $235,000.

        The remaining increases and decreases in the components of our financial position reflect normal operating activity.

        The Company's aggregate commitments under its Loan Agreement, Senior Subordinated Debentures, foreign borrowings and noncancelable operating lease agreements as of April 30, 2002 are as follows:

Fiscal year ending October 31,	Borrowings	Operating Leases	Total Commitment
	(amounts in thousands)
2002 (balance of year)	$10,266	$4,107	$14,373
2003	388	7,375	7,763
2004	355	5,413	5,768
2005	361	4,755	5,116
2006	369	3,321	3,690
Thereafter(1)	241,144	6,953	248,097

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

  Interest Rates

        The Company may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At April 30, 2002, the Company was not a party to any interest rate swaps, collars or options.

        The fair value of the Company's fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2002, the carrying value of the Company's total debt was $252.2 million of which approximately $202.8 million was fixed rate debt. At October 31, 2001, the carrying value of the Company's total debt was $244.8 million of which $203.9 million was fixed rate debt.

        As of April 30, 2002, the estimated fair value of the Company's total debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $207.4 compared to $194.7 million at October 31, 2001. The increase in the fair value estimate was primarily due to current market changes in the trading prices of the Company's 9.875% Senior Subordinated Debentures due on November 15, 2007.

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

        As of April 30, 2002, the Company had foreign exchange forward contracts outstanding with a notional contract amount of $110.5 million, all of which have a maturity of less than one year. At April 30, 2002, the net fair value of derivative financial instruments designated as cash flow hedges by the Company were $1.9 million, which are included in accrued expenses and in shareholders' equity as a component of accumulated other comprehensive income. At October 31, 2001 the net fair value of derivative financial instruments designated as cash flow hedges by the Company was $956,000, which was included in other current assets and in shareholders' equity as a component of accumulated other comprehensive.

        The Company's foreign subsidiaries had third party outstanding debt of approximately $10.1 million and $1.5 million on April 30, 2002 and October 31, 2001, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company will adopt SFAS No. 144 on November 1, 2002. The Company does not expect the adoption of the Statement to have a material impact on its results of operations.

        In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. SFAS No. 145 rescinds SFAS No. 4 and No. 64, which required gains, and losses from extinguishment of debt to be classified as extraordinary items. SFAS also rescinds SFAS No. 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS No.145 also amends SFAS No. 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS No. 145 are effective for the Company beginning after November 1, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS No. 145 will have a material effect on the Company's financial position or results of operations.

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

  •
  Revenue recognition, including customer rebates, promotions and other incentive programs

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

        These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established.

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

        Management's nominees for Class C directors as listed in the Proxy Statement were elected with the following vote:

Class C Directors	Shares Voted "For"	Shares Withheld	Shares Not Voted
Kenneth Avia	7,727,034	3,736	0
Paul E. Gelbard	7,727,034	3,736	0
Scott M. Stuart	7,629,823	100,947	0

        The appointment of Arthur Andersen LLP as independent auditors was ratified by the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"	Shares Not Voted
6,557,395	1,162,247	0	11,128

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 11.—Computation of weighted average number of shares outstanding.	Pages 22–24
(b)	Exhibit 99-1.—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 903 of the Sarbanes-Oxley Act of 2002.	Pages 25–26
(c)	Exhibit 99-2.—Principal Executive Officer and Principal Financial Officer 302 Certification.	Pages 27–28
(d)	There were no current reports on Form 8-K filed during the quarter ended April 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Date: September 12, 2002	By:	S/A J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Date: September 12, 2002	By:	S/A J. PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial and Accounting Officer and Director

QuickLinks

  Item 1. Financial Statements
AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
AEP INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES