Form 10-Q
period 2002-07-31
AEP INDUSTRIES INC
filed 2002-09-16
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding At September 6, 2002
$.01 Par Value	7,896,384

Item 1. Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 31, 2002	October 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,687	$3,204
Accounts receivable, less allowance of $5,983 in 2002 and $5,564 in 2001 for doubtful accounts	98,890	88,658
Inventories, net	83,341	68,020
Other current assets	15,645	12,496

Total current assets	199,563	172,378
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $189,012 in 2002 and $159,624 in 2001	201,185	196,638
GOODWILL, less accumulated amortization of $6,394 in 2001	34,815	34,815
DEFERRED TAX ASSET, net	20,583	20,116
OTHER ASSETS	15,196	14,093

TOTAL ASSETS	$471,342	$438,040

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$18,275	$7,158
Accounts payable	96,659	81,022
Accrued expenses	45,523	45,186

Total current liabilities	160,457	133,366

LONG-TERM DEBT	237,587	237,634
OTHER LONG TERM LIABILITIES	6,058	7,143

Total liabilities	404,102	378,143

SHAREHOLDERS' EQUITY:
Preferred stock—$1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock—$.01 par value, 30,000,000 shares authorized; 10,454,219 and 10,429,416 shares, issued in 2002 and 2001, respectively	105	104
Additional paid-in capital	101,999	101,241
Treasury stock—common stock; at cost, 2,560,935 shares in 2002 and 2,634,950 shares in 2001	(57,213)	(58,528)
Retained earnings	61,379	56,031
Accumulated other comprehensive loss	(39,030)	(38,951)

Total shareholders' equity	67,240	59,897

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$471,342	$438,040

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2002	2001	2002	2001
NET SALES	$173,682	$157,554	$483,233	$478,587
COST OF SALES	143,519	129,148	386,034	387,236
RESTRUCTURING CHARGE	—	1,498	51	2,776

Gross profit	30,163	26,908	97,148	88,575

OPERATING EXPENSES
Delivery	9,602	8,091	26,199	24,818
Selling	10,343	9,698	30,011	28,512
General and Administrative	6,937	6,756	19,439	19,468

Total operating expenses	26,882	24,545	75,649	72,798

Income from operations	3,281	2,363	21,499	15,777

OTHER INCOME (EXPENSE):
Interest expense, net	(6,205)	(6,594)	(18,938)	(21,777)
Gain on sale of interest in subsidiary	—	—	6,824	—
Loss on sale of joint venture	—	—	—	(6,515)
Other, net	(935)	3,297	(1,555)	4,642

	(7,140)	(3,297)	(13,669)	(23,650)

Income (loss) before provision (benefit) for income taxes	(3,859)	(934)	7,830	(7,873)
PROVISION (BENEFIT) FOR INCOME TAXES	(1,371)	(383)	2,482	(3,228)

Net income (loss)	$(2,488)	$(551)	$5,348	$(4,645)

EARNINGS PER SHARE
Net income (loss) per common share—basic and diluted	$(0.32)	$(0.07)	$0.68	$(0.60)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2002	2001	2002	2001
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$(2,488)	$(551)	$5,348	$(4,645)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(2,423)	756	2,309	3,726
Cumulative effect adjustment to reflect adoption of FASB 133	—	—	—	4,404
Unrealized gain (loss) on cash flow hedges	480	(318)	(2,388)	(3,213)

Comprehensive income (loss)	$(4,431)	$(113)	$5,269	$272

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(in thousands)

	For the Nine Months Ended July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,348	$(4,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,965	21,467
Gain on sale of interest in subsidiary	(6,824)	—
Loss on sale of interest in joint venture	—	6,515
Net (gain) on sale of property, plant and equipment	(109)	(3,950)
Provision for losses on accounts receivable and inventory	1,603	1,536
Joint venture income	(27)	(150)
Changes in operating assets and liabilities, net of business acquisition and disposition:
(Increase) decrease in accounts receivable	(5,867)	11,015
(Increase) decrease in inventories	(11,299)	3,919
(Increase) in other current assets	(1,692)	(2,444)
(Increase) decrease in other assets	815	(1,872)
Increase (decrease) in accounts payable	12,037	(8,784)
(Decrease) in accrued expenses	(7,341)	(7,016)
Increase (decrease) in other long term liabilities	(1,085)	99

Net cash provided by operating activities	7,524	15,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,470)	(13,476)
Sales of property, plant and equipment, net	242	6,393
Acquisition of business, net of cash acquired	(8,764)	—
Net proceeds from sale of interest in subsidiary	8,901	—
Net proceeds from sale of interest in joint venture	—	9,589

Net cash provided by (used in) investing activities	(13,091)	2,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on long-term debt	9,397	(25,165)
Proceeds from issuance of common stock	526	4,963

Net cash provided by (used in) financing activities	9,923	(20,202)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(5,873)	1,631
NET DECREASE IN CASH:	(1,517)	(375)
CASH AT BEGINNING OF PERIOD:	3,204	2,929

CASH AT END OF PERIOD:	$1,687	$2,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—interest	$22,877	$26,475

Cash paid during the period for—income taxes	$1,460	$1,660

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

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position as of July 31, 2002, and the results of operations for the three and nine months ended July 31, 2002 and 2001, have been made. The consolidated statements of income for the three and nine months ended July 31, 2002, are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2001.

(2)    Earnings Per Share (EPS)

        Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended July 31, 2002 and 2001, are 7,869,750 and 7,777,524, respectively. The number of shares used in such computation for the nine months ended July 31, 2002 and 2001, were 7,839,731 and 7,690,931, respectively. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended July 31, 2002 and 2001, are 7,869,750 and 7,777,524 respectively. The number of shares used in such computation for the nine months ended July 31, 2002 and 2001, are 7,883,855, and 7,690,931, respectively. The computation of diluted EPS includes 44,124 incremental shares for options outstanding for the nine months ended July 31, 2002. As a result of the loss incurred for the three months ended July 31, 2002 and 2001, and the nine months ended July 31, 2001, no equivalent shares attributable to options were considered in computing diluted EPS, as such options would be anti-dilutive.

(3)    Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	July 31, 2002	October 31, 2001
	(In thousands)
Raw Materials	$21,949	$18,470
Finished Goods	60,188	47,369
Supplies	3,984	3,841

	86,121	69,680
Less: Inventory Reserve	(2,780)	(1,660)

Total Inventories, net	$83,341	$68,020

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 47% and 56% of total inventories at July 31, 2002 and October 31, 2001, respectively. Inventories would have been increased by $1.0 million and decreased by $2.1 million at July 31, 2002 and October 31, 2001, respectively, if the FIFO method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)    Other Income (Expense)

        For the three and nine months ended July 31, 2002 and 2001, other income (expense) consists of the following:

	For the three months ended July 31,		For the nine months ended July 31,
	2002	2001	2002	2001
	(In thousands)
Gain (loss) on sale of building and equipment	$(5)	$3,224	$109	$3,950
Foreign currency exchange gains (losses), net	(801)	308	(1,264)	663
Joint venture income, net	—	—	27	150
Other miscellaneous	(129)	(235)	(427)	(121)

Total	$(935)	$3,297	$(1,555)	$4,642

(5)    Segment Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area for the three and nine months ended July 31, 2002 and 2001, respectively, is as follows:

For the three months ended July 31, 2002	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales—external customers	$94,525	$11,603	$42,635	$24,919	$173,682
Intersegment sales	5,290	890	983	—	7,163
Income (loss) from operations	3,332	1,569	(921)	(699)	3,281
For the three months ended July 31, 2001	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$91,847	$10,874	$39,159	$15,674	$157,554
Intersegment sales	4,754	681	1,095	—	6,530
Income (loss) from operations	5,214	732	(2,438)	(1,145)	2,363
For the nine months ended July 31, 2002	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$267,479	$28,222	$115,430	$72,102	$483,233
Intersegment sales	12,533	2,316	3,200	—	18,049
Income (loss) from operations	21,479	2,820	(1,484)	(1,316)	21,499
For the nine months ended July 31, 2001	United States	Canada	Europe	Asia/ Pacific	Total
Sales—external customers	$278,369	$30,953	$120,118	$49,147	$478,587
Intersegment sales	14,873	2,383	2,918	—	20,174
Income (loss) from operations	17,853	1,883	(2,358)	(1,601)	15,777

(6)    Restructuring Charge

        In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involves the closure of the North Baddesley, England manufacturing facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of approximately $1.8 million and $1.9 million were recorded as cost of sales in the consolidated statements of operations for the years ended October 31, 2001 and 2000, respectively. These charges relate to severance costs ($1.5 million reserved in fiscal 2000 with all amounts having been paid as of July 31, 2002), actual cash expenditures made related to environmental costs, legal costs and the non-cash write-off of certain assets. The Company recorded zero and $51,000 in restructuring charges during the three months and nine months ended July 31, 2002, respectively, and expects to incur approximately $150,000 in additional charges, before recording any gains related to sale of property related to this restructuring plan and will record these charges in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3 and Staff Accounting Bulletin (SAB) No. 100. The Company expects the restructuring plan and all related costs including the sale of its property to be substantially completed by the end of 2002.

(7)    Derivative Instruments

        In November 2000, the Company adopted Statement of Financial Accounting standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. At July 31, 2002, the net fair value of derivative financial instruments designated as cash flow hedges by the Company was $1.4 million, which is included in accrued expenses and in shareholders' equity as a component of accumulated other comprehensive income.

(8)    Acquisition of Businesses

        On November 2, 2001, the Company acquired for approximately $8.8 million US dollars (after working capital adjustments), all the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") in order to expand market share in the Asia/Pacific region. The accompanying consolidated statements of operations include the results of these transactions beginning November 2, 2001. Immediately following the transaction, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business, which were part of the businesses it had acquired from Visypak, and sold 49.9 percent of the resulting venture to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for approximately $8.9 million, resulting in a net gain of $6.8 million. The venture will be operated in coordination with DS Smith's worldwide "Rapak" enterprise. The Company does not have an effective controlling voting interest in this venture and as a result will be accounting for its investment under the equity method of accounting.

        A summary of the transactions is outlined below:

Acquisition of the shares of Visypak	Amounts in millions
Estimated fair values of Visypak:
Net assets acquired	$13.3
Restructuring accruals	$4.5
Cash paid for the net assets, after working capital adjustment	$8.8

        The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The above acquisition resulted in negative goodwill of $3.1 million which was allocated as a reduction of acquired property, plant and equipment. The purchase price allocation is preliminary and further refinements are likely to be made based upon completion of final valuation studies and restructuring programs. Such refinements may increase or decrease property plant and equipment and the gain on the Rapak transaction above. At July 31, 2002, there was approximately $2.6 million remaining in accrued expenses related to severance ($1.5 million reserved at time of acquisition and $.5 million paid to date) and costs to close down acquired plants ($3.0 million reserved and $1.4 million paid to date).

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition, sale of Liquipac (excluding the one-time gain upon sale), and the formation of Rapak occurred at the beginning of fiscal 2001:

        Pro Forma information:

	For the three months ended July 31, 2001	For the nine months ended July 31, 2001
	(In thousands, except per share data)
Net sales	$166,760	$507,276
Gross Profit	$27,303	$89,295
Net Loss (excluding the one-time gain upon sale)	$(773)	$(5,450)
EPS (basic and diluted) (excluding the one-time gain upon sale)	$(0.10)	$(0.71)
Formation of Rapak	Amounts in millions
Investment in Rapak	$2.1
Amount received from DS Smith (UK) Limited	$8.9
Net gain on sale, after all expenses	$6.8

(9)    Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangibles". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but tested annually for impairment or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

        The Company elected to adopt the provisions of SFAS No. 142 on November 1, 2001. As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations represented one reporting unit and determined the reporting unit's fair value and compared it to the reporting unit's book value. As of November 1, 2001, the Company's reporting unit's fair value exceeded its carrying amounts. Accordingly, the Company was not required to perform any further transitional impairment tests. The Company plans to perform its impairment test each September 30 in the future.

        The Company had unamortized goodwill in the amount of $34.8 million at July 31, 2002 and October 31, 2001, subject to the provisions of SFAS Nos. 141 and 142. Substantially all of the unamortized goodwill is a result of the Company's acquisition of certain assets of the Global Packaging Business ("BGP") of Borden, Inc. in October 1996.

        The following table sets forth the reconciliation of basic and diluted earnings per common share computations for the three and nine months ended July 31, 2001 as if SFAS No. 142 was adopted as of November 1, 2000:

	For the three months ended July 31, 2001			For the nine months ended July 31, 2001
	As Reported	Add Back: Goodwill Amortization, Net of tax	As Adjusted	As Reported	Add Back: Goodwill Amortization, Net of tax	As Adjusted
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
Net Income (Loss)	$(551)	$188	$(363)	$(4,645)	$653	$(3,792)

Denominator
Weighted average common shares outstanding—basic and diluted	7,777,524	—	7,777,524	7,690,931	—	7,690,931

Basic and Diluted earnings (loss) per common share	$(.07)	$.02	$(.05)	$(.60)	$.11	$(.49)

        As a result of the loss incurred for the three and nine months ended July 31, 2001, no equivalent shares attributable to options were considered in computing diluted EPS, as such options would be anti-dilutive.

(10)    Commitment and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2002, as Compared to Three Months Ended July 31, 2001

Net Sales and Gross Profit

        Net sales for the three months ended July 31, 2002, increased by $16.1 million, or 10.2% to $173.7 million from $157.6 million for the three months ended July 31, 2001. Net sales in North America increased to $106.1 million during the 2002 period from $102.7 million during the 2001 period, primarily due to an 18.4% increase in sales volume. These volume increases were partially offset by lower per unit average selling prices, when compared to the same period in the prior fiscal year. Net sales in Europe increased 8.9% to $42.6 million for the third quarter of fiscal 2002 from $39.2 million for the same period in fiscal 2001, primarily due to a 6.2% increase in average selling prices attributable to higher raw material costs, primarily resin, which were partially passed through to our customers because of the competitive market place and an increase of 2.5% in volume sold. Net sales in Asia/Pacific increased 59.0% to $24.9 million during the 2002 period from $15.7 million for the 2001 period, primarily due to the acquisition of the Visypak film and laminating businesses located in New Zealand and Australia, which increased sales volume by 39.7% and average selling prices by 13.8%.

        Gross profit for the three months ended July 31, 2002, was $30.2 million compared to $26.9 million for the three months ended July 31, 2001. Gross profit in North America increased .6% to $22.0 million for the three months ended July 31, 2002, as a result of the 18.4% increase in volume which lowered fixed overhead costs per unit due to higher plant utilization rates for the period which were partially offset by higher raw material costs, primarily resin, which were not fully passed through to our customers. Gross profit in Europe increased 38.7% to $5.9 million for the three months ended July 31, 2002 from $4.2 million for the three months ended July 31,2001. This increase can be attributed to the combined increase in sales volume of 2.5% and per unit selling prices of 6.2%. During the same period in fiscal 2001, the European region incurred additional costs of $1.2 million relating to its shutdown of the UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific gross profit for the three months ended July 31, 2002, increased to $2.3 million from $825,000 when compared to the like period in the prior fiscal year. This increase was a result of the acquisition of the Visypak film and laminates businesses which increased sales volume of higher gross margin products in the region. This also served to partially offset lower average per unit selling prices of other products that are highly competitive and were effected by the general economic pressures in the region. Gross profit for the three months ended July 31, 2001 included $276,000 of restructuring charges recorded for the shut down of the Melbourne, Australia facility.

Operating Expenses

        Operating expenses for the three months ended July 31, 2002, were $26.9 million or $2.4 million higher than the $24.5 million for the same period in the prior fiscal year. Delivery expenses increased by $1.5 million in the current period to $9.6 million, primarily due to an overall 16.3% increase in volume sold, partially offset by decreases in world wide fuel costs. Selling and general and administrative expenses increased by $800,000 to $17.3 million from $16.5 million in the same period in the prior fiscal year. This increase can be primarily attributed to commissions paid on the increased sales volume on units sold during the period offset in part by $313,000 of goodwill amortization in fiscal 2001, which goodwill amortization is no longer applicable in 2002 due to the adoption of FASB Statement No. 142.

Interest Expense

        Interest expense for the three months ended July 31, 2002, was $6.2 million compared to $6.6 million for the three months ended July 31, 2001. This decrease in interest expense resulted from lower average interest rates paid during the current period.

Other Income (Expense)

        Net other expense for the three months ended July 31, 2002, amounted to $935,000 versus net income of $3.3 million for the comparable prior year period. This amount included foreign currency exchange losses realized during the period, gains on sales of building and equipment, which included a $2.5 million gain on the sale of its former New Jersey operating facility in the prior year, and other miscellaneous income and expenses.

Nine Months Ended July 31, 2002, as Compared to Nine Months Ended July 31, 2001

Net Sales and Gross Profit

        Net sales for the nine months ended July 31, 2002, increased by $4.6 million, or 1.0%, to $483.2 million from $478.6 million for the nine months ended July 31, 2001. Net sales in North America decreased to $295.7 million during the 2002 period from $309.3 million during the 2001 period, primarily due to a 12.4% decrease in per unit selling prices from fiscal 2001, which resulted from lower raw material costs, primarily resin, which were partially passed through to our customers, offset by a 9.2% increase in sales volume. Net sales in Europe decreased $4.7 million or 3.9% to $115.4 million for the nine months ended July 31, 2002 from $120.1 million for the same period in fiscal 2001. This decrease was primarily due to a 4.1% decrease in average selling prices attributable to lower raw material costs, primarily resin, which were partially passed through to our customers as a result of competitive market place in the region. Net sales in Asia/Pacific increased 46.7% to $72.1 million during the 2002 period from $49.1 million for the 2001 period, primarily due to the acquisition of the Visypak film and laminating businesses located in New Zealand and Australia, which increased sales volume by 35.7% and average selling prices by 8.1%.

        Gross profit for the nine months ended July 31, 2002, was $97.1 million compared to $88.6 million for the nine months ended July 31, 2001. Gross profit in North America increased $5.7 million or 8.5% to $72.4 million for the nine months ended July 31, 2002, as a result of lower raw material costs and lower fixed overhead costs per unit as a result of higher plant utilization rates for the period. Gross profit in Europe increased 2.9% to $18.0 million for the nine months ended July 31, 2002, primarily due to the continuing general economic pressures of the region and the competitive marketplace, which resulted in lower average selling prices. During the same period in fiscal 2001, the European region incurred additional costs of $1.7 million relating to its shutdown of the UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific gross profit for the nine months ended July 31, 2002, increased by 55.4% to $6.7 million, as a result of the acquisition of the Visypak film and laminates businesses, which increased sales volume of higher gross margin products in the region, which offset lower average per unit selling prices of other products. The general economic pressures and highly competitive marketplace in the region negatively effected the Asia/Pacific margins. Gross profit for the nine months ended July 31, 2001 included $1.1 million of restructuring charges recorded for the shut down of the Melbourne, Australia facility.

Operating Expenses

        Operating expenses for the nine months ended July 31, 2002, were $75.6 million, an increase of $2.8 or 4.0% from $72.8 million for the same period in the prior fiscal year. Delivery expenses increased to $26.2 million in the current period from $24.8 million in the prior fiscal year, primarily due to the 9.1% increase in world-wide sales volume. Selling and general and administrative expenses increased by $1.5 million to $49.5 million from $48.0 million in the same period in the prior fiscal year. This increase can be primarily attributed to commissions paid on the increased sales volume sold during the period offset by $1.1 million of goodwill amortization in fiscal 2001, which goodwill amortization is no longer applicable in 2002 due to the adoption of FASB Statement No. 142.

Interest Expense

        Interest expense for the nine months ended July 31, 2002, was $18.9 million compared to $21.8 million for the nine months ended July 31, 2001. This decrease in interest expense resulted from lower average debt outstanding for the period and lower average interest rates paid during the current period.

Gain on Sale of Interest in Subsidiary

        On November 2, 2001, the Company acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $8.8 million US dollars. Immediately following the acquisition, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business it had acquired from Visypak and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for $8.9 million, resulting in a gain of $6.8 million.

Other Income (Expense)

        Net other income (expense) for the nine months ended July 31, 2002, amounted to a $1.6 million loss versus net income of $4.6 million for the comparable prior year period. This amount included foreign currency exchange losses of $1.3 million realized during the current period versus gains of $663,000 in the prior year. The Company also had gains on sales of building and equipment of $109,000 versus $3.9 million in the prior year, which included a $2.5 million gain on the sale of its former New Jersey operating facility, and other miscellaneous income and expenses.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $39.1 million at July 31, 2002, compared to $39.0 million at October 31, 2001. This nominal increase in working capital is primarily the result of our acquisition of Visypak in Asia/Pacific, which increased net working capital, and our increased investment in our worldwide inventories of $15.3 million. These increases were offset by increased short term borrowings of our foreign subsidiaries due to the weakening of the United States dollar during the nine months ended July 31, 2002, and the marking of our derivatives to market in accordance with FASB 133, which resulted in an unrealized loss of $2.4 million on our derivative financial instruments held by us during the nine months ended July 31, 2002. The remaining increases and decreases in components of our financial position reflect normal operating activity.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this new credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity interest in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. At the closing, we borrowed the sum of $52.1 million, of which $51.8 million was used to pay off and terminate the existing term loan and revolving credit facility. Rates under the new facility are comparable to those under the prior facility. As of July 31, 2002, there was $35.0 million outstanding under this credit facility with additional availability of $38.4 million. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At July 31, 2002, the aggregate amount outstanding under such facilities was $18.0 million, and $15.0 million was available for borrowing. Borrowings with these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        Our cash and cash equivalents were $1.7 million at July 31, 2002, as compared to $3.2 million at October 31, 2001. Net cash provided in operating activities during the nine months ended July 31, 2002, was $7.5 million, primarily due to $5.3 million of net income, depreciation and amortization of $22.0 million and decreases in other assets of $800,000 offset by increases in accounts receivable and inventories (net of provision for losses) of $15.6 million, the net gain of $6.8 million on the sale of a business, increases in other current assets of $1.7 million and reductions in accounts payable, accrued expenses and long-term liabilities of $3.6 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the nine months ended July 31, 2002, was $13.1 million, resulting primarily from the acquisition of the Visypak business for $8.8 million and net investment in capital expenditures of $13.5 million offset by the sales of a business, which resulted in net proceeds of $8.9 million and sales of equipment for approximately $242,000.

        Net cash provided by financing activities during the six months ended July 31, 2002, was $9.9 million, reflecting net borrowings of $9.4 million under available credit facilities and proceeds from stock issuances of $526,000.

        The remaining increases and decreases in the components of our financial position reflect normal operating activity.

        The Company's aggregate commitments under its Loan and Security Agreement, Senior Subordinated Debentures, foreign borrowings and noncancelable operating lease agreements as of July 31, 2002 are as follows:

Fiscal year ending October 31,	Borrowings	Operating Leases	Total Commitment
	(Amounts in thousands)
2002 (balance of year)	$10,266	$2,054	$12,320
2003	388	7,375	7,763
2004	355	5,413	5,768
2005	361	4,755	5,116
2006	369	3,321	3,690
Thereafter(1)	236,988	6,953	243,941

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

  Interest Rates

        The Company may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At July 31, 2002, the Company was not a party to any interest rate swaps, collars or options.

        The fair value of the Company's fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2002, the carrying value of the Company's total debt was $255.9 million of which approximately $202.8 million was fixed rate debt. At October 31, 2001, the carrying value of the Company's total debt was $244.8 million of which $203.9 million was fixed rate debt.

        As of July 31, 2002, the estimated fair value of the Company's total debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $200.0 million compared to $194.7 million at October 31, 2001. The increase in the fair value estimate was primarily due to current market changes in the trading prices of the Company's 9.875% Senior Subordinated Debentures due on November 15, 2007.

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

        As of July 31, 2002, the Company had foreign exchange forward contracts outstanding with a notional contract amount of $110.6 million, all of which have a maturity of less than one year. At July 31, 2002, the net fair value of derivative financial instruments designated as cash flow hedges by the Company were $1.4 million, which are included in accrued expenses and in shareholders' equity as a component of accumulated other comprehensive income. At October 31, 2001, the net fair value of derivative financial instruments designated as cash flow hedges by the Company was $956,000, which was included in other current assets and in shareholders' equity as a component of accumulated other comprehensive.

        The Company's foreign subsidiaries had third party outstanding debt of approximately $18.0 million and $1.5 million on July 31, 2002 and October 31, 2001, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

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

        In July 2002, the FASB issued FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material effect on the Company's financial position or results of operations although it will effect the timing of the recognition of the changes to operations for future restructuring programs, if any.

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

        Management accounts for income taxes in accordance SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. As part of the process of preparing the Company's consolidated financial statements, management is require to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.

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

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

  (a)
  Exhibit 11—Computation of weighted average number of shares outstanding. Pages 21-23

  (b)
  Exhibit 99-1—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 903 of the Sarbanes-Oxley Act of 2002. Pages 24-25

  (c)
  Exhibit 99-2—Principal Executive Officer and Principal Financial Officer 302 Certification. Pages 26-27

  Reports on Form 8-K

    The Company filed a Form 8-K on July 17, 2002, under CURRENT REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 Item 4. Change in Registrant's Certifying Accountant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Date: September 16, 2002	By:	S/A J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Date: September 16, 2002	By:	S/A PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial and Accounting Officer and Director

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
SIGNATURES