Form 10-K
period 2002-10-31
AEP INDUSTRIES INC
filed 2003-01-29
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002,
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

Common Stock, $.01 par value
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of Act).
Yes ☐    No ☒

        The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant was approximately $41,947,513 based upon the closing price of the stock, which was $9.75 on January 24, 2003.

        The number of shares of the Registrant's common stock outstanding as of January 24, 2003, was 7,901,374.

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

        Proxy Statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on April 8, 2003—Part III, except as specifically excluded in the Proxy statement.

PART I

ITEM 1.    BUSINESS

General

        AEP Industries Inc. ("AEP") is a leading worldwide manufacturer of plastic packaging films. We manufacture both commodity films, which are made to general specifications, and specialty films, which are made to customer specifications. The films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries. Our manufacturing operations are located in nine countries in North America, Europe and the Asia/ Pacific Region.

Fiscal 2002 Developments

        On November 2, 2001, we entered into a series of transactions with Visypak Operations Pty Ltd. ("Visy") and DS Smith (UK) Ltd., ("DS Smith"), a subsidiary of DS Smith Plc. We formed a New Zealand company, Rapak Asia Pacific Limited ("Rapak")™ and sold 49.9% of the venture to DS Smith as part of a joint venture agreement for the operation of Rapak. Rapak acquired the "bag-in-box" business conducted by Visy in New Zealand and Australia and we transferred our New Zealand Liquipac business to Rapak. Our investment in Rapak has been reflected in our consolidated financial statements using the equity method of accounting. In addition, our acquisition of the flexible packaging businesses of Visy helps expand the market share of our films and laminating business in the Asia/Pacific region.

        On November 20, 2001, we entered into a loan and security agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided us with a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of building and equipment at closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and in 66% of our ownership interest in certain foreign subsidiaries. The agreement contains customary covenants including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. Amounts to be borrowed are limited by these available assets. At the closing, we borrowed the sum of $52.1 million, of which $51.8 million was used to pay off the existing long-term credit facility. Rates under the new facility are comparable to those under the prior facility.

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

The following table summarizes our product lines:

Product	Location	Material	Uses
polyvinyl chloride wrap	North America, Europe, Asia/Pacific	polyvinyl chloride	meat and food wrap, institutional films and twist wrap
custom films	United States, Europe, Asia/Pacific	polyethylene polypropylene	drum, box, carton, and pail liners; bags for furniture and mattresses; films to cover high value products; barrier films; cheese films and freezer wraps
stretch (pallet) wrap	North America, Europe, Asia/Pacific	polyethylene	pallet wrap
printed and converted films	Europe, Asia/Pacific	primarily polyethylene	printed, laminated and/or converted films providing flexible packaging to consumer markets
other products and specialty films	North America, Europe, Asia/Pacific	various thermoplastics	manufactured items used in packaging

        We currently have manufacturing operations located in nine countries. We divide our operations geographically into three principal regions, North America, Europe and Asia/Pacific. During fiscal 2002, North America, Europe and Asia/Pacific represented approximately 62%, 23% and 15%, respectively of our net sales.

North American Operations

Resinite (polyvinyl chloride)

        We manufacture polyvinyl chloride food wrap for the supermarket, consumer, institutional and industrial markets in North America, offering a broad range of products with approximately 45 different formulations. These films are used for packaging of fresh red meats, poultry, fish, fruits and vegetables and bakery products.

        Our Resinite facility also manufactures dispenser (cutter) boxes containing polyvinyl chloride food wrap for sale to consumers and institutions, including restaurants, schools, hospitals and penitentiaries. Our most popular institutional polyvinyl chloride food wrap is marketed under several private labels and under our own Seal Wrap® name. A substantial portion of the sales of this product is to large paper and food distributors, with the rest sold directly to supermarket chains.

Custom Films

        We manufacture a broad range of custom films, generally for industrial applications, including sheeting, tubing and bags. Bags are usually cut, rolled or perforated, drum, box, carton and pail liners. These bags can be used to package specialty items such as furniture and mattresses. We also manufacture films to protect items stored outdoors or in transit, such as boats and cars, and a wide array of shrink films, barrier films and overwrap films. We sell the majority of our custom film output directly to customers often on a national account basis, with approximately 40% sold through distributors.

        Most of the custom films manufactured by us, which may be as many as 20,000 separate and distinct products in any given year, are custom designed to meet the specific needs of our customers.

        We believe that the strength of our custom film operations lies in our technologically superior products, high quality control standards, well-trained and knowledgeable sales force and commitment to customer service. Our sales force has expertise in packaging systems, provides technical support to our distribution network and focuses on product knowledge and customer relations.

        The custom films market is comprised of a large number of smaller manufacturers who together constitute approximately two-thirds of all sales, with the remainder of the market represented by a few large manufacturers. Our research and development team continually improves applications and creates new custom film products. This has helped establish us as one of the largest producers in this fragmented market. We believe we can expand our share of the custom films market through our ability to offer a broad range of industrial as well as other packaging films (including stretch wrap), thereby offering our customers one-stop shopping.

Stretch Wrap

        We manufacture a family of high performance stretch wrap for wrapping and securing palletized products for shipping. We also market a wide variety of stretch wrap designed for commodity and specialty uses. We sell approximately 86% of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis. Since the industry still is experiencing overcapacity in the marketplace, we have rationalized our sales force, consolidated our distribution activities and reformulated certain stretch products to help us realize significant cost reductions.

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

European Flexibles

        Our European Flexibles division manufactures flexible packaging and converted films used in the food processing and pharmaceutical industries, including freezer film, processed cheese innerwrap and tamper-evident seals. European Flexibles also manufactures and sells polyethylene-based stretch wrap for wrapping and securing pallet loads. European Flexibles sells 68% of its stretch wrap to distributors, and 32% directly to end-users.

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

        We sell the majority of the products we manufacture in Australia and New Zealand to end-users and the remainder to distributors. The markets for plastic packaging products in Australia and New Zealand are relatively small, offering limited growth opportunities. However, since New Zealand and Australia are significant exporters of high protein products, we expect to participate in the growing export market as packaged products are exported to China and Southeast Asia.

        In November 2001, we combined our Liquipac (bag-in-box) business with the Liquibag systems business which we acquired at that time from Visy, and we placed these combined businesses into a new company, Rapak Asia Pacific, Limited. We then entered into a joint venture with DS Smith for the combined business. This venture will strengthen and expand the packaging solutions available to our customers in the Asia/Pacific marketplace. Our share of the net results of this operation is reported on our consolidated statement of operations in other income (expense).

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

        We manufacture polyvinyl chloride food wrap worldwide, in North America at one facility in Griffin, Georgia and two regionally selected facilities in Canada, in Europe at two Resinite plants strategically located in Spain, and France, and in Australia and in New Zealand. In fiscal 2001, we closed our United Kingdom manufacturing operations and then moved its production equipment to Spain during the current fiscal year.

        We manufacture stretch wrap and custom films at several large geographically dispersed, integrated extrusion facilities located throughout the world, which also have the ability to produce other products. The size and location of those facilities, as well as their capacity to manufacture multiple types of flexible packaging products and to re-orient equipment as market conditions warrant, enable us to achieve savings and minimize overhead and transportation costs.

        At the FIAP facility in Italy, we manufacture polyvinyl chloride food wrap, unplasticized polyvinyl chloride twist wrap, and converted and printed films. We manufacture flexible packaging and converted films in Europe at facilities strategically located in Holland and Belgium. We also manufacture PVC films, custom films and converted films at our facilities in Australia and New Zealand.

Production

        In the film manufacturing process, resins with various properties are blended with chemicals and other additives to achieve a wide range of specified product characteristics, such as color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. The gauges of our products range from less than one mil (.001 inches) to more than 10 mils. Our extrusion equipment can produce printed products and film up to 40 feet wide. The blending of various kinds of resin combined with chemical and color additives is computer controlled to avoid waste and to maximize product consistency. The blended mixture is melted by a combination of applied heat and friction under pressure and is then mechanically mixed. The mixture is then forced through a die, at which point it is expanded into a flat sheet or a vertical tubular column of film and cooled. Several mixtures can be forced through separate co-ex die to produce a multi-layered film (co-extrusion), each layer having specific and distinct characteristics. The cooled film can then be shipped to a customer or can be further processed and then shipped.

        Generally, our manufacturing plants operate 24 hours a day, seven days a week, except for plants located in areas where hours of operation are limited by law, local custom or in cases when 24 hour operations are not economically advantageous.

        We have regularly upgraded or replaced older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, which included the construction of new manufacturing, warehouse and sales facilities, the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. We have shifted production among our plants to improve efficiency and cost savings and are upgrading and replacing equipment at certain of these facilities in order to increase production capacity and enhance efficiency. We will continue to upgrade or replace equipment, as we deem appropriate, to improve our efficiencies and quality and at the same time expand our product mix. In fiscal 2002, we installed a second eight color printing press in Holland and two new extrusion lines in North America for our can liner and UPVC businesses.

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

Raw Materials

        We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. Most of our purchases of resin in fiscal 2002 have been from 20 of the 23 major international resin suppliers, none of which accounted for more than 21% of our requirements. We believe that the loss of any resin supplier would not have a materially adverse effect on us.

        The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs can not be passed on to customers. The cost of resin typically averages 60% to 65% of cost of goods sold. Historically, with limited exceptions, we have been able to pass on substantially all of the price increases and decreases in raw materials to our customers on a penny for penny basis. During fiscal

2002 and 2001, as a result of frequent increases in resin prices, customer resistance and competitive pressure, we were not able to pass on a large part of these increases, and this adversely affected our revenue, gross profit and earnings. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

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

        In fiscal 2002 and 2001 approximately 68% and 64%, respectively, of our sales in North America were directly to distributors with the balance representing sales to end-users. We serve approximately 9,000 customers worldwide, none of which accounts for more than 5% of our net sales.

        Sales and marketing efforts in Europe and in the Asia/Pacific region are primarily by our sales force to end-users, although distributors are used in cases where the distributor adds value to the customer. Sales offices are assigned to each of our plants and a sales office is located in the United Kingdom.

Distribution

        We believe that the timely delivery to customers of our products is a critical factor in our ability to maintain our market position. In North America, all of our deliveries are by dedicated service haulers, contract carriers and common carriers. This enables us to better control the distribution process and thereby insures priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

        Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500-mile radius of our plants. This enables us to reduce our use of warehouses to store products. However, we also ship products great distances when necessary and export from the United States, Canada and Italy.

        Internationally, we use common and contract carriers to deliver most of our products, both in the country of origin and for export.

Research and Development

        We have a research and development department with a staff of approximately 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2002 and 2001, we focused a significant portion of our research and development efforts on co-extruded high barrier products, one sided cling films, UPVC and shrink PVC products, and MAPAC (modified atmosphere packaging, designed to either contain gases or allow the migration of gases) technologies.

        Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2002, 2001 and 2000, we spent approximately $1.5 million, $1.2 million, and $1.5 million, respectively, for research and development activities for continuing operations.

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

        In addition, under certain environmental laws, a current or previous owner or operator of property may be jointly and severally liable for the costs of investigation, removal or remediation of certain substances on, under or in such property, without regard to negligence or fault. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. In addition, persons who generate or arrange for the disposal or treatment of hazardous substances may be jointly and severally liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by such person. Responsible parties also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. We believe that there are no current environmental matters, which would have a material adverse effect on our financial position, results of operations, or liquidity.

Employees

        At October 31, 2002, we had approximately 3,100 employees worldwide, including officers and administrative personnel. In North America, we have three collective bargaining agreements covering 265 employees. These agreements expire in March 2004 and in February and March 2005. Further, we have 17 collective bargaining agreements at our international facilities, covering substantially all of the hourly employees at these facilities. As is common in many foreign jurisdictions, substantially all of our employees in these foreign jurisdictions are also covered by countrywide collective bargaining agreements. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business.

Management

        At January 29, 2003, our directors and executive officers are as follows:

Name	Age	Position
J. Brendan Barba	62	Chairman of the Board of Directors, President and CEO
Paul M. Feeney	60	Executive Vice President, Finance and CFO and Director
John J. Powers	38	Executive Vice President, Sales and Marketing
David J. Cron	48	Executive Vice President, Manufacturing
Edgar Reich	60	Executive Vice President, International Operations
Paul C. Vegliante	37	Executive Vice President, Operations
Lawrence R. Noll	54	Vice President, Controller and Director
James B. Rafferty	50	Vice President and Treasurer
Jean L'Allier	48	Vice President, Secretary, and General Counsel
Kenneth Avia	60	Director
Brian F. Carroll	31	Director
Adam H. Clammer	32	Director
Paul E. Gelbard	72	Director
Kevin M Kelley	45	Director
Lee C. Stewart	54	Director
William F. Stoll, Jr.	54	Director

        In accordance with our Governance Agreement with Borden, Inc., now known as Borden Chemical, Inc. ("Borden"), Messrs. Carroll, Clammer, Kelley, and Stoll are directors designated by Borden.

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

        John J. Powers was elected Executive Vice President, Sales and Marketing in May 1996. Prior thereto, he was Vice President—Custom Products of our company.

        David J. Cron has been Executive Vice President, Manufacturing since July 1997. Prior thereto, he was Vice President, Manufacturing, a plant manager and held various other positions with our company since 1976.

        Edgar Reich has been employed by our company since July 1998 as director of European operations. He was elected Vice President, International Operations in November 1998 and Executive Vice President, International Operations in December 1999. Prior to July 1998, he held various international management positions with Witco Corporation.

        Paul C. Vegliante was elected Executive Vice President, Operations in December 1999. Prior thereto, he was Vice President, Operations since June 1997 and held various other positions with our company since 1994.

        Lawrence R. Noll has been a Vice President and a director of our company since September 1993 and Controller since 1996. He was the Controller of our company from 1980 to 1993 and the Secretary of our company from September 1993 through April 1998.

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

        Kenneth Avia has served as a director of our company since 1980. Mr. Avia has been the managing principal of Avia Consulting Group LLC since February 2002. Prior thereto, Mr. Avia has been Executive Vice President of First Data Merchant Services (a merchant credit card processing company) from 1993 to January 2002 and served as Divisional Vice President of Automatic Data Processing, Inc. from 1984 to 1993.

        Brian F. Carroll has served as a director of our company since June 2002. Mr. Carroll has been an associate of Kohlberg Kravis Roberts & Co. since July 1999. Prior thereto, he was a student at Stanford University Graduate School of Business.

        Adam H. Clammer has served as a director of our company since September 1999. Mr. Clammer has been an associate of Kohlberg Kravis Roberts & Co. from 1995 and was employed by Morgan Stanley & Co. from 1992 to 1995 as an investment banker.

        Paul E. Gelbard has served as a director of our company since 1991. Mr. Gelbard, has been Of Counsel to Warshaw Burstein Cohen Schlesinger & Kuh LLP, counsel to our company, since January 2000. He was Of Counsel to Bachner Tally & Polevoy LLP, prior counsel to our company, from January 1997 to December 1999 and was a partner of such firm from 1974 to 1996.

        Kevin M. Kelley has served as a director of our company since December 2001. Mr. Kelley has been Senior Managing Director of Borden Capital, Inc. since 2002. He was an Executive Vice President of Borden Capital Management Partners from 1999 through 2002 and was employed by Ripplewood Holdings LLC as a managing director from 1996 to 1999.

        Lee C. Stewart has served as a director of our company since December 1996. Mr. Stewart has been a business consultant since March 2001. He has been an investment banker with Daniel Stewart and Company since May 2001, executive vice president and CFO of Foamex International, Inc. from March 2001 to May 2001. Prior thereto, he was a vice president of Union Carbide Corporation from January 1996 to March 2001. He was previously an investment banker with Bear Stearns & Co. Inc. for more than nine years prior thereto. He is currently a member of the board of directors of Marsulex Inc. and of P.H. Glatfelter Company.

        William F. Stoll, Jr.    has served as a director of our company since December 1999. Mr. Stoll has been an Executive Vice President and General Counsel to Borden Chemical, Inc. (formerly Borden, Inc.) since 2001 and was an Senior Vice President and General Counsel from 1996 through 2001. Prior thereto he was employed as a counsel to Westinghouse Electric Corporation for more than 20 years, his most recent position being Vice President and Deputy General Counsel from 1993 to 2001. He is currently a member of the board of directors of Borden Chemical & Plastics, L.P.

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

        We are in the process of selling the land where our former United Kingdom's manufacturing plant and sales office previously stood with an anticipated closing during the first six months of fiscal 2003.

        The following chart sets forth manufacturing facilities operated by the Company:

Location (1)	Approximate Square footage
North America
Griffin, Georgia	330,000
Wright Township, Pennsylvania	328,000
Matthews, North Carolina	250,000
Gainesville, Texas	220,000
Alsip, Illinois	182,000
West Hill, Ontario, Canada	117,000
Chino, California	115,000
Waxahachie, Texas	110,000
Edmonton, Alberta, Canada	15,000
Asia/Pacific (2)
Auckland, New Zealand	160,000
Christchurch, New Zealand	128,000
Sydney, Australia	205,000
Melbourne, Australia	169,000
Europe
Apeldoorn, Holland	267,000
Ghlin, Belgium	223,000
Turate, Italy	34,000
Seano, Italy	38,000
Fecamp, France	105,000
Alicante, Spain	52,000

(1)
Where we maintain multiple facilities at any particular location, the square footage has been aggregated. All facilities are owned by us, except for the following facilities, subject to leasehold interests: Christchurch, New Zealand (one of two facilities), Auckland, New Zealand, and Sydney, Australia (one of two facilities).

(2)
We also have one manufacturing facility used by Rapak, our joint venture, which is owned and located in Feilding, New Zealand (86,000 sq.ft.).

        We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs. However, we are in the process of increasing capacity and automating some manufacturing operations and relocating and consolidating some manufacturing operations in Europe and in Asia/Pacific.

        In aggregate, we currently use approximately 3.2 million square feet of manufacturing, office and warehouse. Usually our sales offices are assigned to each of our plants. As of October 31, 2002, our manufacturing facilities had a combined average annual production capacity exceeding one billion pounds.

ITEM 3.	LEGAL PROCEEDINGS

        We are, from time to time, a party to litigation arising in the normal course of its business. We believe that there are currently no material legal proceedings the outcome of which would have a material adverse effect on our financial position, our results of operations or our liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is quoted on the NASDAQ National Market under the symbol "AEPI." The high and low closing prices for our Common Stock, as reported by NASDAQ Stock Market, Inc., for the two fiscal years ended October 31, 2001 and 2002, respectively, are as follows:

	Price Range
Fiscal Year and Period
	High	Low
2001
First quarter (Nov.-Jan.)	$45.56	$34.63
Second quarter (Feb.-Apr.)	52.75	37.00
Third quarter (May-July)	65.65	24.50
Fourth quarter (Aug.-Oct.)	28.82	20.03
2002
First quarter (Nov.-Jan.)	$27.59	$21.00
Second quarter (Feb.-Apr.)	34.40	25.60
Third quarter (May-July)	36.50	29.21
Fourth quarter (Aug.-Oct.)	37.00	9.71

        On January 24, 2003, the closing price for a share of our common stock, as reported by Nasdaq, was $9.75.

        As of January 24, 2003, our common stock was held by approximately 1,800 stockholders of record or through nominee or street name accounts with brokers.

        No dividends have been paid to stockholders since December 1995. We paid cash dividends to our stockholders each fiscal quarter during the period from May 1, 1993, through October 31, 1995. In December 1995 our board of directors announced that future dividends would be suspended and that otherwise available funds would be reinvested in our business. The payment of future dividends is within the discretion of the board of directors and will depend upon business conditions, our earnings and financial condition and other relevant factors. We are subject to a number of covenants under our Loan and Security Agreement and under the Indenture pursuant to which our 9.875% Senior Subordinated Notes were issued, including restrictions on the amount of dividends that may be paid.

ITEM 6.	SELECTED FINANCIAL DATA
	Years Ended October 31,
	2002	2001	2000	1999	1998*
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$660,578	$639,700	$701,321	$670,052	$666,556
Gross profit	122,486	121,694	123,509	142,005	146,835
Income from operations	18,808	22,527	20,956	37,212	42,047
Interest expense	(25,238)	(28,210)	(31,845)	(31,489)	(33,780)
Loss on sale of joint venture	—	(6,515)	—	—	—
Gain on sale of interest in subsidiary	6,824	—	—	—	—
Other income (expense),net	(1,598)	5,057	3,805	2,163	1,465

Income (loss) from continuing operations before tax provision (benefit)	(1,204)	(7,141)	(7,084)	7,886	9,732
Provision (benefit) for income taxes	565	(2,777)	(2,813)	3,413	3,961

Income (loss) from continuing operations	(1,769)	(4,364)	(4,271)	4,473	5,771
Income (loss) from discontinued operations	—	—	222	(18,971)	(5,508)

Net income (loss)	$(1,769)	$(4,364)	$(4,049)	$(14,498)	$263

Basic net income (loss) per share:
Basic income (loss) from continuing operations	$(0.23)	$(0.57)	$(0.57)	$0.61	$0.79
Basic income (loss) from discontinued operations	—	—	0.03	(2.59)	(0.75)

Basic net income (loss)	$(0.23)	$(0.57)	$(0.54)	$(1.98)	$0.04

Diluted net income (loss) per share:
Diluted income from continuing operations	$(0.23)	$(0.57)	$(0.57)	$0.60	$0.78
Diluted income (loss) from discontinued operations	—	—	0.03	(2.59)	(0.75)

Diluted net income (loss)	$(0.23)	$(0.57)	$(0.54)	$(1.99)	$0.03

Balance Sheet Data:
Total assets	$469,031	$435,833	$471,690	$514,991	$569,090
Total debt (including current portion)	255,857	244,636	281,182	308,605	332,785
Shareholders' equity	61,644	59,897	52,830	66,838	86,301

*
Selected consolidated financial data for the year ended October 31, 1998, has been restated to record the disposal of the Proponite division, which has been accounted for as a discontinued operation.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangibles". Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but tested annually for impairment or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

        The following table sets forth the net loss and earnings per common share computations for the years ended October 31, 2001 and 2000, respectively, as if SFAS No. 142 was adopted as of November 1, 1999:

	For the year ended October 31, 2001
	As Reported	Add Back: Goodwill Amortization, Net of tax	As Adjusted
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
Net Income (Loss)	$(4,364)	$873	$(3,491)

Denominator
Weighted average common shares outstanding — basic and diluted	7,717,028	—	7,717,028

Basic and Diluted earnings (loss) per common share	$(0.57)	$0.11	$(0.45)

	For the year ended October 31, 2000
	As Reported	Add Back: Goodwill Amortization, Net of tax	As Adjusted
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
Net Income (Loss)	$(4,049)	$988	$(3,061)

Denominator
Weighted average common shares outstanding—basic and diluted	7,493,685	—	7,493,685

Basic and Diluted earnings (loss) per common share	$(0.54)	$0.13	$(0.41)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. We currently have manufacturing operations located in nine countries in North America, Europe, and the Asia/Pacific region. We manufacture plastic films principally from resins blended with other raw materials. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

        Resin costs generally average between 60% and 65% of the cost of goods sold. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins. During fiscal 2002, as a result of frequent increases in resin prices, customer resistance and competitive pressure, we were not able to pass on a large part of these increases, and this adversely affected our revenue, gross profit and earnings. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

Results of Operations

Year ended October 31, 2002, as compared to Year Ended October 31, 2001

        Net sales for the year ended October 31, 2002, increased by $20.9 million, or 3.3%, to $660.6 million from $639.7 million for the year ended October 31, 2001. Net sales in North America decreased to $408.7 million in fiscal 2002 from $417.2 million during fiscal 2001. The decline resulted from an overall decrease in raw materials cost as compared to the prior fiscal year, resulting in a 9.5% decrease in per unit selling prices partially offset by a 8.3% increase in sales volume. Net sales in Europe decreased $3.2 million or 2.1% to $153.0 million for fiscal 2002 from $156.2 million for fiscal 2001. This decrease was primarily due to a 1.4% decrease in average selling prices and 1.0% decrease in sales volume as a result of the competitive market place in the region. Net sales in Asia/Pacific increased 49.2% to $98.9 million during fiscal 2002 from $66.3 million for fiscal 2001, primarily due to the acquisition of the Visypak film and laminating businesses located in New Zealand and Australia, which increased sales volume by 36.8% and average selling prices by 9.1%.

        Gross profit for the year ended October 31, 2002, was $122.5 million compared to $121.7 million for the year ended October 31, 2001. Gross profit in North America decreased $3.5 million or 3.7% to $91.3 million for the year ended October 31, 2002. Although average raw materials cost per unit was below those incurred in the prior year, resin costs increased substantially during the last four months of fiscal 2002. Reductions in per unit manufacturing costs resulting from the company's cost containment efforts combined with the effects of increases in volume were insufficient to fully offset the company's inability to pass though these increased resin costs to our customers in the highly competitive market place. Gross profit in Europe decreased 7.3% to $21.2 million for the year ended October 31, 2002, primarily due to the continuing general economic pressures of the region and the competitive marketplace, which resulted in lower average selling prices. During the same period in fiscal 2001, the European region incurred additional costs of $1.8 million relating to its shutdown of the UK manufacturing facility and set up costs on the transfer of the UK manufacturing equipment to Spain. Asia/Pacific gross profit for fiscal 2002, increased by 71.4% to $10.0 million, as a result of the acquisition of the Visypak film and laminates businesses, which increased sales volume of higher gross margin products in the region, which offset lower average per unit selling prices of other products. The general economic pressures and highly competitive marketplace in the region negatively effected the Asia/Pacific margins. Gross profit for fiscal 2001 included $1.4 million of restructuring charges recorded for the shut down of the Melbourne, Australia facility.

        Operating expenses for the year ended October 31, 2002, were $103.7 million, an increase of $4.5 million or 4.5% from $99.2 million for the year ended October 31, 2001. Delivery expenses increased to $35.9 million in the current period from $33.8 million in the prior fiscal year, primarily due to the 8.4% increase in worldwide sales volume, which increased our third party delivery costs. Selling and general and administrative expenses increased by $2.4 million to $67.8 million in fiscal 2001 from $65.4 million in fiscal 2001. This increase can be primarily attributed to the Visypak acquisition and commissions paid on the increased sales volume sold during the year offset by a decrease of $1.4 million of goodwill amortization from fiscal 2001. Effective November 1, 2001, the company adopted the provisions of SFAS No. 142 and therefore ceased the amortization of its goodwill.

        Interest expense for the year ended October 31, 2002, was $25.2 million compared to $28.2 million for the prior year. The decrease in interest expense resulted from lower average interest rates paid during the current period partially offset by higher average debt outstanding for the period.

        On November 2, 2001, the Company acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $9.3 million US dollars. Immediately following the acquisition, the Company combined its Liquipac (bag-in-box) business with the liquibag systems business it had acquired from Visypak and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for $8.9 million, resulting in a gain of $6.8 million.

        Other income (expense), net for the year ended October 31, 2002, amounted to a $1.6 million expense versus other income of $5.1 million for fiscal 2001. This amount included foreign currency transaction losses of $1.4 million realized during the current period versus gains of $607,000 in the prior year. The Company also had gains on sales of building and equipment of $37,000 versus $4.2 million in the prior year, which included a $2.5 million gain on the sale of its former New Jersey operating facility, and other miscellaneous income and expenses

Results of Operations

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

        Our working capital amounted to $46.6 million at October 31, 2002, compared to $42.2 million at October 31, 2001. This $4.4 million increase in working capital is primarily the result of our acquisition of Visypak in Asia/Pacific, which increased net working capital, and an increase of $1.8 million in current assets representing the net book value of our property which is held for sale in the United Kingdom. Such sale is expected to close during the first six months of fiscal 2003. These increases were offset by increased short-term borrowings of our foreign subsidiaries due to the weakening of the United States dollar during the year ended October 31, 2002. The remaining increases and decreases in components of our financial position reflect normal operating activity.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this new credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. At the closing, we borrowed the sum of $52.1 million, of which $51.8 million was used to pay off and terminate the existing term loan and revolving credit facility. Rates under the new facility are comparable to those under the prior facility. As of October 31, 2002, there was $38.2 million outstanding under this credit facility with additional availability of $37.6 million. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        We maintain various unsecured short-term credit facilities at our foreign subsidiaries. At October 31, 2002, the aggregate amount outstanding under such facilities was $15.2 million, and $19.8 million was available for borrowing. Borrowings with these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        Our cash and cash equivalents were $2.7 million at October 31, 2002, as compared to $3.2 million at October 31, 2001. Net cash provided in operating activities during the fiscal year ended October 31, 2002, was $20.0 million, primarily due to depreciation and amortization of $29.0 million, decreases in other current and long term assets of $4.2 million and an increase in accounts payable of $16.5 million offset by a net loss for the period of $1.8 million, increases in accounts receivable and inventories (net of provision for losses) of $13.4 million, in deferred tax assets of $1.4 million, the net gain of $6.8 million on the sale of a business, and reductions in accrued expenses and long-term liabilities of $6.6 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the twelve months ended October 31, 2002, was $23.1 million, resulting primarily from the acquisition of the Visypak business for $9.3 million and investment in capital expenditures of $23.3 million offset by the sales of interest in subsidiary, which resulted in net proceeds of $8.9 million and sales of equipment for approximately $540,000.

        Net cash provided by financing activities during the fiscal 2002, was $11.7 million, reflecting net borrowings of $11.1 million under available credit facilities and proceeds from stock issuances of $631,000.

        The remaining increases and decreases in the components of our financial position reflect normal operating activity.

        The Company's aggregate commitments under its Loan Agreement, Senior Subordinated Debentures, foreign borrowings and noncancelable operating lease agreements as of October 31, 2002 are as follows:

For the fiscal years ending October 31,	Borrowings	Operating Leases	Total Commitment
	(amounts in thousands)
2003	10,706	8,643	19,349
2004	1,621	7,332	8,953
2005	1,628	5,755	7,383
2006	1,635	3,868	5,503
2007(1)	238,822	3,087	241,909
Thereafter	1,445	6,037	7,482

(1)
The Company expects to refinance this debt during fiscal year 2007.

        The Company knows of no current or pending demands or commitments that will materially affect its liquidity.

        The Company's has approximately $5.8 million of unfunded pension benefit obligations for its foreign locations at October 31, 2002.

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

Recently Issued Statements of Financial Accounting Standards

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisitions, construction, development and/or normal use of assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on November 1, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on November 1, 2002. The Company does not expect the adoption of SFAS No. 144 will have a material effect on the Company's financial position or results of operations.

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") and nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the 18 provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material effect on the Company's financial position or results of operations.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of the statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of this statement and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company believes that it will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 during the first quarter of its fiscal year ending October 31, 2003.

Critical Accounting Policies

        Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgements on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgements and estimates used in preparation of its consolidated financial statements.

  •
  Revenue recognition, including customer rebates, promotions and other incentive programs
  •
  Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, reserves for obsolete or potentially obsolete inventories, LIFO valuations and litigation accruals
  •
  Accounting for income taxes and estimating the realizability of deferred tax assets
  •
  Derivative instruments—cash flow hedges
  •
  Purchase accounting and valuation of investment in joint venture
  •
  Impairment of long-lived assets

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

        Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 60 months' sales, less account write-offs to date. When it is deemed probable that a customer account is uncollectable, that balance is added to the calculated reserve. Actual results could differ from these estimates under different assumptions.

        Management reviews its physical inventories at each business unit to determine the obsolescence of the products on hand. When the Company determines it has some obsolete inventory, our North America operations scrap those inventory items and our international operations establish the appropriate reserve for these items. The Company maintains its United States inventory on the LIFO method of inventory valuation, except for supplies. The LIFO valuation is reviewed quarterly for net realizable value and adjusted accordingly.

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

        Management accounts for income taxes in accordance SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet.

        The realizability of the Company's deferred tax assets is primarily dependent on the future taxable income of the entity to which the deferred tax asset relates. Management assesses the likelihood that such deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Should the future taxable income of such entities be materially different from management's estimates an additional valuation allowance may be necessary in future periods. Such future amounts, if necessary, could be material to our results of operations and financial position.

        The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. The Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. These derivatives do not qualify as hedges and gains and losses are recorded in the consolidated statements of operations. In addition, the Company hedges third party commitments with cash flow hedges. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on going basis the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective.

        The acquisition of Visypak in November 2001 was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. We formed a New Zealand company, Rapak Asia Pacific Ltd. ("Rapak") and sold 49.9% of the venture to DS Smith as part of a joint venture agreement for the operation of Rapak. Rapak acquired the "bag-in-box" business conducted by Visy in New Zealand and Australia, and we transferred our New Zealand Liquipac business to Rapak. Since the Company does not have an effective controlling voting interest in this venture, it has accounted for its investment under the equity method of accounting. The Company records its equity in the income or losses of this investee based upon the best information available as of the date of the financial statements. Adjustments, if any, to these amounts are made in the period that such information becomes available.

        Prior to November 1, 2001, long-lived assets and certain identifiable intangibles held and used by the Company were reviewed for impairment whenever events or changes in circumstances indicated the carrying amount of an asset may not be recovered under the provisions of SFAS No. 121. Assets to be disposed of were reported at the lower of the carrying value or the fair market value less costs to sell. On November 1, 2001, the Company elected to adopt the provisions of SFAS No. 142. As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations represented one reporting unit and determined the reporting unit's fair value and compared it to the reporting unit's book value. As of November 1, 2001, the Company's reporting unit's fair value exceeded its carrying amounts. Accordingly, the Company was not required to perform any further transitional impairment tests. As of September 30, 2002, the Company updated its test concluding that there were no indications of impairment. The Company plans to perform its impairment test each September 30 in the future. The Company continued to review its other long-lived assets, primarily property, plant and equipment, in accordance with the provisions of SFAS No. 121 through October 31, 2002.

Forward Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for the year ending October 31, 2003, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

        The Company may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At October 31, 2002, the Company was not a party to any interest rate swaps, collars or options.

        The fair value of the Company's fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2002, the carrying value of the Company's total debt was $255.9 million of which approximately $202.5 million was fixed rate debt.

        As of October 31, 2002, the estimated fair value of the Company's fixed rate debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $198.9 million

  Foreign Exchange

        The Company enters into derivative financial instruments (principally foreign exchange forward contracts against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to hedge intercompany transactions and trade sales and purchases. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

        As of October 31, 2002, the Company had foreign exchange forward contracts outstanding with a notional contract amount of $120.2 million, all of which have a maturity of less than one year. At October 31, 2002, the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a loss of $11,000, which is included in accrued expenses, and at October 31, 2001, the fair value of derivative financial instruments held by the Company was a gain of $956,000, which was recognized for the period in other current assets and was also reflected in shareholders' equity as a component of other comprehensive income.

        The Company's foreign subsidiaries had third party outstanding debt of approximately $15.2 million and $1.5 million on October 31, 2002 and 2001, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

  Commodities

        The Company uses commodity raw materials, primarily resin, and energy products in conjunction with its manufacturing process. Generally, the Company acquires such components at market prices and does not use financial instruments to hedge commodity prices. As a result, the Company is exposed to market risks related to changes in commodity prices in connection with these components.

  Risk Factors

        You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report or incorporated by reference before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

Industry Risks

Our business is dependent on the availability of raw materials and our ability to pass on price increases to our customers

        Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs. The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in large part, on the market for these resins. The supply and demand for these resins and the petro-chemical intermediates from which they are produced are subject to substantial price fluctuations and market disturbances, including occasional shortages of supply. Prices fluctuate as a result of changes in natural gas and oil prices and the capacity of the companies that produce these products.

        If there is overcapacity in the production of any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase. If resin prices increase and we are not able to fully pass on the increases to our customers, our profits and our financial condition will be adversely affected.

Intense competition in the flexible packaging markets may adversely affect our operating results

        The business of supplying plastic packaging products is extremely competitive. We believe that there are few barriers to entry into many of our markets. As a result, we have experienced, and may continue to experience, competition resulting from new manufacturers of various types of film in our product line. Also, when new manufacturers enter the market for a product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. Companies can also develop products that have superior performance characteristics to our products. Any of these actions by our competitors can adversely affect our sales.

        In addition, we face competition from a substantial number of companies, which sell similar and substitute packaging products. Some of these competitors are subsidiaries or divisions of large international diversified companies with extensive production facilities, well-developed sales and marketing staffs and substantial financial resources. Competitive products are also available from a number of local manufacturers. This results in competition which is highly price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of product properties.

        An increase in competition could result in material selling price reductions or loss of our market share. This could materially adversely affect our operations and financial condition.

We are subject to various environmental laws and regulations which govern our operations and which may result in potential liability

        Our operations are subject to various federal, state, local and foreign environmental laws and regulations which govern:

  •
  discharges into the air and water;
  •
  the storage, handling and disposal of solid and hazardous waste;
  •
  the remediation of soil and ground water contaminated by petroleum products or hazardous substances or waste; and
  •
  the health and safety of our employees.

        Future compliance with these laws and regulations may require material expenditures by us. In addition, the nature of our current and former operations and the history of industrial uses at some of our manufacturing facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters. We may also be exposed to claims for violations of environmental laws and regulations by previous owners or operators of our property. In addition, the presence of, or failure to remediate, hazardous substances or waste may adversely affect our ability to sell or rent any property or to use it as collateral for a loan. We also may be liable for costs relating to the investigation, remediation or removal of hazardous waste and substances from a disposal or treatment facility to which we or our predecessors sent waste or materials.

Company Risks

We experience fluctuations in operating results, which may cause our stock price to fluctuate

        Our operating results have been subject to significant quarterly and annual fluctuations. These fluctuations can be caused by:

  •
  global economic conditions;
  •
  competition;
  •
  variability in raw material prices;
  •
  acquisitions;
  •
  asset sales;
  •
  business restructuring initiatives;
  •
  seasonality; and
  •
  foreign currency fluctuations

        These fluctuations make it more difficult for investors to compare our operating results to corresponding prior year periods. These fluctuations may also cause our stock price to fluctuate. You should not rely on our results of operations for any particular quarter or year as indicative of our results for a full year or any other quarter.

Because we have limited contractual relationships with our customers, our customers may unilaterally reduce the purchase of our products

        We generally do not enter into long-term contractual relationships with our customers. As a result, our customers may unilaterally reduce the purchase of our products or, in certain cases, terminate existing orders for which we may have incurred significant production costs.

Our business may be adversely affected by risks associated with foreign operations

        Approximately 38% of our revenues are generated from operations conducted outside North America. Conducting an international business inherently involves a number of difficulties and risks, including the following:

  •
  currency fluctuations;
  •
  inflation;
  •
  export restrictions;
  •
  compliance with existing and changing regulatory requirements;
  •
  tariffs and other trade barriers;
  •
  difficulties in staffing and managing international operations;
  •
  difficulties in shifting production between different facilities;
  •
  longer payment cycles;
  •
  problems in collecting accounts receivable;
  •
  political instability and economic downturns;
  •
  seasonal reductions in business activity in Europe during the summer months; and
  •
  potentially adverse tax consequences.

        We have experienced and may continue to experience any or all of these risks. Any of these factors may materially adversely affect our sales, profits, cash flow and financial position, which could adversely affect our stock price.

We may, from time to time, experience problems in our labor relations

        Of our employees in North America, unions represent 265 employees under three collective bargaining agreements. These agreements expire in March 2004 and in February and March 2005. Further, we have 17 collective bargaining agreements at our international facilities, covering substantially all of the hourly employees at these facilities. Changes in these agreements, over which we have no control, could adversely affect us.

Our business may be adversely affected by results of ongoing health and safety studies on plastics and resins

        Continuing studies of the potential effect on health and safety of various resins and plastics, including polyvinyl chlorides, are being conducted by industry groups, government agencies and others. The results of these studies, along with the development of any other new information, may adversely affect our ability to market and sell certain of our products or may give rise to claims for damages from persons who believe they have been injured by such products, any of which could adversely affect our profits and financial condition.

Anti-takeover and change of control provisions may adversely affect our stockholders

        Our directors are elected for three-year terms, so approximately one-third of the board is elected each year. We are subject to a Delaware statute regulating business combinations. These factors could discourage, hinder or preclude an unsolicited acquisition of our company and could make it less likely that stockholders receive a premium for their shares as a result of any such attempt. In addition, our Board of Directors may issue, without stockholder approval, shares of preferred stock. The preferred stock could have voting, liquidation, dividend or other rights superior to those of the common stock. Therefore, if we issue preferred stock, your rights as a common stockholder may be adversely affected.

        In connection with our 1998 Senior Subordinated Notes offering, we entered into an Indenture which requires us, upon a change of control, to offer to purchase the outstanding Senior Subordinated Notes. If a change of control were to occur and we could not obtain a waiver or if we do not have the funds to make the purchase, we would be in default under the Senior Subordinated Notes, which could depress our stock price.

Possible Violation of European Competition Law could adversely affect us

        The European Commission has served our Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by that subsidiary. We are cooperating in this investigation. No litigation has been instituted against us involving this matter. However, we are not in a position to evaluate the outcome of the investigation. If the litigation is instituted, a fine may be assessed. We are not in a position to predict whether litigation will be commenced and, if commenced, and our subsidiary is found guilty, that the fine would not be material.

Financial Risks

We have a high level of debt relative to our equity, which reduces cash available for our business, may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns

        We are highly leveraged and our operations are subject to restrictions imposed by the terms of our indebtedness. As of October 31, 2002, our total consolidated indebtedness, including short-term borrowings, was approximately $256 million and our total shareholders' equity was approximately $62 million. Total indebtedness represented 80.5% of the total capitalization.

        Accordingly, we are subject to all of the risks associated with substantial indebtedness, including:

  •
  a substantial portion of our cash flow from operations will be used to service our indebtedness;
  •
  we will have reduced funds available for operations, future business opportunities and other purposes;
  •
  our ability to obtain additional financing for acquisitions, working capital, capital. expenditures, general corporate or other purposes may be impaired;
  •
  we are more vulnerable to economic downturns and less able to withstand competitive pressures and react to changes in our industry and general economic conditions.
  •
  The parent company to some extent finances its foreign subsidiaries. As these inter-company loans increase, our exposure to currency flucuations and costs associated with these loans increases.

        In addition, the Indenture under which our $200.0 million outstanding Senior Subordinated Notes were issued and the Loan and Security Agreement under which a major portion of our other borrowings were made contain covenants which may limit our operating flexibility with respect to certain business matters.

If we fail to meet our scheduled debt service requirements, we will need to refinance our indebtedness or sell material assets, and if we fail to do so, a substantial portion of our assets can be sold by the lender under the Loan and Security Agreement.

        If we are unable to meet our future debt service requirements from our cash flow, we will be required to adopt one or more alternatives such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be taken on a timely basis or on satisfactory terms or that we will be able to satisfy our additional capital requirements. In addition, the terms of the Indenture and the Loan and Security Agreement may prohibit us from adopting any of one or more of the alternatives which might otherwise be available.

        Our borrowings under the Loan and Security Agreement are secured by mortgages and liens on our domestic assets and on 66% of our ownership interest in certain foreign subsidiaries. Accordingly if a default occurs under the Loan and Security Agreement and is not cured, it may result in a substantial reduction or termination of our business. Further, such default would also constitute a default under the Indenture pursuant to which our Senior Subordinated Notes were issued.

This Annual Report also contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences, include, but are not limited to, those discussed above and elsewhere in this Annual Report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index:

        Report of Independent Public Accountants:

    A.
    Report of KPMG LLP, Independent Public Accountants
    B.
    Copy of report of Arthur Andersen LLP previously issued and not reissued

        Financial Statements:

      Consolidated Balance Sheets as of October 31, 2002 and 2001

      Consolidated Statements of Operations for the years ended October 31, 2002, 2001 and 2000

      Consolidated Statements of Shareholders' Equity for the years ended October 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the years ended October 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements for the year ended October 31, 2002

        Financial Statement Schedules:

    Schedules included are set forth in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On July 15, 2002, the Company's Board of Directors, based on the recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year ending October 31, 2002.

        Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended October 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principals.

        During the fiscal years ended October 31, 2001 and 2000 and thru July 15, 2002, there were no disagreements with Andersen on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The Company requested Andersen to furnish a letter addressed to the Securities and Exchange Commission stating whether Andersen agreed with the statements made above by the Company. The Company was informed by Arthur Andersen LLP that because of its current situation, Arthur Andersen LLP would not be able to provide such a letter.

        During the years ended October 31, 2001 and 2000 and thru July 15, 2002, the Company did not consult KPMG with respect to the application of accounting principals to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning this item, see "Item 1. Business Management" of Part I hereof and the table and text under the captions "Election of Class B Directors and Nominee Biographies," "Standing Directors Biographies" and "Board of Directors Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on April 8, 2003 (the "Proxy Statement"), which information is incorporated herein by reference.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For information concerning this item, see the text under the caption "Other Information

Concerning Directors, Officers and Shareholders" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

        Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's senior management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the SEC, including annual reports such as this Annual Report, as reported accurately and suitably within the time period specified in the SEC's Rules and Forms. Based upon that evaluation, senior management concluded that the Company's disclosure controls and procedures are effective in causing material information related to the Company (including its consolidated subsidiaries) to be recorded, processed, summarized and reported by the Company's management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures comply with applicable disclosure obligations.

        There were no significant changes in the Company's internal controls, implemented during the quarter ended October 31, 2002, or in other factors that in management's estimation could significantly affect these internal controls after the date of the Company's most effective evaluation.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  (a)
  1.    Financial Statements:

        The financial statements of the Company filed in this Annual Report on Form 10-K are listed in Part II, Item 8.

    2.
    Financial Statement Schedules:

        The financial statement schedules of the Company filed in this Annual Report on Form 10-K are listed in the attached Index to Financial Statement Schedules.

    3.
    Exhibits:

        The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

  (b)
  Current Reports on Form 8-K:
  None

INDEPENDENT AUDITORS' REPORT

The Board of Directors
AEP Industries Inc.:

        We have audited the accompanying consolidated balance sheet of AEP Industries Inc. and subsidiaries as of October 31, 2002 and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated balance sheet of AEP Industries Inc. as of October 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended October 31, 2001 and 2000 and schedule referred to below for the years ended October 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and schedule in their report dated January 17, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the year ended October 31, 2002 listed in the index to financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic 2002 consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic 2002 consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic 2002 consolidated financial statements taken as a whole.

        As discussed above, the 2001 and 2000 consolidated financial statements of AEP Industries Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Notes 2 and 22, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of November 1, 2001. In our opinion, the disclosures for 2001 and 2000 in Notes 2 and 22 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of AEP Industries, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP
Short Hills, New Jersey
January 13, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP:

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 17, 2002

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2002 AND 2001

(in thousands, except share amounts)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,698	$3,204
Accounts receivable, less allowance for doubtful accounts of $6,590 and $5,564 in 2002 and 2001, respectively	101,209	88,658
Inventories, net	78,898	68,020
Deferred income taxes	5,806	1,944
Other current assets	10,981	11,697
Net assets held for sale	1,762	—

Total current assets	201,354	173,523
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	202,423	196,638
GOODWILL less accumulated amortization of $6,394 in 2002 and 2001	32,924	34,815
INVESTMENT IN JOINT VENTURE	1,903	—
DEFERRED INCOME TAXES	17,947	18,172
OTHER ASSETS	12,480	12,685

Total assets	$469,031	$435,833

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$10,706	$7,158
Accounts payable	101,166	81,022
Accrued expenses	42,881	43,135

Total current liabilities	154,753	131,315
LONG-TERM DEBT	245,151	237,478
OTHER LONG-TERM LIABILITIES	7,483	7,143

Total liabilities	407,387	375,936
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,458,119 and 10,429,416 shares issued in 2002 and 2001, respectively	105	104
Additional paid-in capital	102,123	101,241
Treasury stock at cost, 2,575,781 and 2,634,950 shares in 2002 and 2001, respectively	(57,213)	(58,528)
Retained earnings	54,262	56,031
Accumulated other comprehensive loss	(37,633)	(38,951)

Total shareholders' equity	61,644	59,897

Total liabilities and shareholders' equity	$469,031	$435,833

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

(in thousands, except per share data)

	2002	2001	2000
NET SALES	$660,578	$639,700	$701,321
COST OF SALES	538,041	514,808	575,937
RESTRUCTURING CHARGES	51	3,198	1,875

Gross profit	122,486	121,694	123,509

OPERATING EXPENSES:
Delivery	35,897	33,770	36,989
Selling	40,757	38,175	39,202
General and administrative	27,024	27,222	26,362

Total operating expenses	103,678	99,167	102,553

Income from operations	18,808	22,527	20,956
OTHER INCOME (EXPENSE):
Interest expense	(25,238)	(28,210)	(31,845)
Gain on sale of interest in subsidiary	6,824	—	—
Loss on sale of joint venture	—	(6,515)	—
Other, net	(1,598)	5,057	3,805

	(20,012)	(29,668)	(28,040)
Loss from continuing operations before provision (benefit) for income taxes	(1,204)	(7,141)	(7,084)
PROVISION (BENEFIT) FOR INCOME TAXES	565	(2,777)	(2,813)

Loss from continuing operations	(1,769)	(4,364)	(4,271)
DISCONTINUED OPERATIONS
Gain on disposal of discontinued businesses (net of applicable income taxes of $149)	—	—	222

Income from discontinued operations	—	—	222

Net loss	$(1,769)	$(4,364)	$(4,049)

EARNINGS PER SHARE:
Basic income (loss) from continuing operations	$(0.23)	$(0.57)	$(0.57)
Basic income (loss) from discontinued operations	—	—	0.03

Basic net loss	$(0.23)	$(0.57)	$(0.54)

Diluted income (loss) from continuing operations	$(0.23)	$(0.57)	$(0.57)
Diluted income (loss) from discontinued operations	—	—	0.03

Diluted net loss	$(0.23)	$(0.57)	$(0.54)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 1999	10,093	$101	2,696	$(59,892)	$92,992	$(30,807)	$64,444
Issuance of common stock upon exercise of stock options	97	1			809
Issuance of common stock pursuant to stock purchase plan	16				350
Tax benefit from stock option exercises					142
ESOP contribution			(30)	671	315
Net loss							(4,049)	$(4,049)
Translation adjustments						(12,247)		(12,247)

Comprehensive loss:								$(16,296)

BALANCES AT OCTOBER 31, 2000	10,206	102	2,666	(59,221)	94,608	(43,054)	60,395
Issuance of common stock upon exercise of stock options	209	2			4,602
Issuance of common stock pursuant to stock purchase plan	14				359
Tax benefit from stock option exercises					1,168
ESOP contribution			(31)	693	504
Net loss							(4,364)	$(4,364)
Translation adjustments						3,534		3,534
Adoption of FASB 133 (Note 1)						4,404		4,404
Loss on derivative financial instruments						(3,448)		(3,448)
Pension plan minimum liability						(387)		(387)

Comprehensive loss:								$(261)

BALANCES AT OCTOBER 31, 2001	10,429	104	2,635	(58,528)	101,241	(38,951)	56,031
Issuance of common stock upon exercise of stock options	8	1			206
Issuance of common stock pursuant to stock purchase plan	21				424
Tax benefit from stock option exercises					19
ESOP contribution			(59)	1,315	233
Net loss							$(1,769)	(1,769)
Translation adjustments						1,955		1,955
Loss on derivative financial instruments						(11)		(11)
Pension plan minimum liability						(626)		(626)

Comprehensive loss:								$(451)

BALANCES AT OCTOBER 31, 2002	10,458	$105	2,576	$(57,213)	$102,123	$(37,633)	$54,262

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
(in thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,769)	$(4,364)	$(4,049)
Adjustments to reconcile net loss to net cash provided by operating activities—Gain from disposal of discontinued businesses	—	—	(222)
Depreciation and amortization	29,045	28,552	30,412
Gain on sale of interest in subsidiary	(6,824)	—	—
Gain on sale of property, plant and equipment	37	(4,238)	(905)
Loss on sale of joint venture	—	6,515	—
Other	91	(151)	(685)
Provision for losses on accounts receivable and inventories	3,291	2,876	1,776
Write-off of debt issuance costs	—	—	787
Provision (benefit) for deferred income taxes	(1,354)	(2,867)	(5,149)
Changes in operating assets and liabilities, net of acquisition of business:
(Increase) decrease in accounts receivable	(8,878)	10,208	9,401
(Increase) decrease in inventories	(7,766)	6,858	(2,689)
(Increase) decrease in other current assets	3,752	(1,897)	1,561
Decrease (increase) in other assets	460	(555)	613
(Increase) decrease in net assets held for sale	—	—	4,471
(Decrease) increase in accounts payable	16,517	(6,444)	(1,993)
Increase (decrease) in accrued expenses	(6,042)	2,630	2,284
Increase (decrease) in other long-term liabilities	(541)	144	(1,175)

Net cash provided by operating activities	20,019	37,267	34,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,265)	(22,004)	(18,635)
Proceeds from dispositions of property, plant and equipment, net	540	7,024	3,873
Acquisition of business, net of cash acquired and working capital adjustments	(9,283)	—	—
Net proceeds from sale of interest in subsidiary	8,901	—	—
Net proceeds from sale of joint venture	—	9,589	—

Net cash used in investing activities	(23,107)	(5,391)	(14,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of long-term debt	11,065	(36,390)	(27,423)
Proceeds from issuance of common stock	631	4,964	1,160

Net cash used in financing activities	11,696	(31,426)	(26,263)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(9,114)	(175)	6,413

Net increase (decrease) in cash	(506)	275	(174)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	3,204	2,929	3,103

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,698	$3,204	$2,929

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

(2) SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

        The consolidated financial statements include the accounts of all majority-owned subsidiaries, except for the investment in our joint venture (see Note 21). All significant intercompany transactions have been eliminated.

Revenue Recognition:

        The Company recognizes sales and cost of sales at the time the product is shipped to the customer and records estimated reductions to revenue for customer rebates, promotions or other incentive programs.

Cash and Cash Equivalents:

        The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates include those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations, retirement benefits, and contingencies and litigation.

Property, Plant and Equipment:

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

Foreign Currency Translation:

        Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are recorded in other income and expense.

Research and Development Costs:

        Research and development costs are charged to expense as incurred. Approximately $1.5 million, $1.2 million and $1.5 million were incurred for such research and development during 2002, 2001 and 2000, respectively.

Income Taxes:

        Income taxes are accounted for using the asset and liability method. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recorded when they are more likely than not able to be realized.

        The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

Derivatives:

        The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. The Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. These derivatives do not qualify as hedges and gains and losses are recorded in the consolidated statements of operations. In addition, the Company hedges third party commitments with cash flow hedges. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on going basis the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective.

        Prior to November 1, 2000, gains and losses on forward exchange contracts which did not qualify for hedge accounting were recorded in other income (expense).

        Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 138, requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in shareholders' equity and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings.

        The cumulative adjustment recorded on November 1, 2000, to reflect the adoption of FAS 133 was to increase current assets and other comprehensive income by $4.4 million. Since adoption, changes in the fair value of derivative financial instruments held by the Company for the year ended October 31,

2001, resulted in net losses of $3.4 million. At October 31, 2002, the net fair value of derivative financial instruments designated as cash flow hedges by the Company were a loss of $11,000, which are included in accrued expenses and at October 31, 2001, the fair value of derivative financial instruments held by the Company was a gain of $956,000, which was recognized for the period in other current assets and was also reflected in shareholders' equity as a component of other comprehensive income.

        The Company is exposed to credit losses if the counterparties to its outstanding derivative contracts are unable to perform their obligations. However, it does not expect any counterparties to fail to perform, as they are major financial institutions with high credit ratings and financial strength. Nevertheless, there is a risk that the Company's exposure to losses arising out of derivative contracts could be material if the counterparties to such agreements fail to perform their obligations.

Goodwill:

        Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, was being amortized on a straight line basis over the period of expected benefit of 35 years prior to November 1, 2001. Additionally prior to November 1, 2001, the Company evaluated whether events or circumstances had occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable under the provisions of SFAS No. 121. No reduction of goodwill for impairment was required in fiscal 2001 or previous years.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles". These standards establish requirements for reporting and accounting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 16, "Business Combinations" and No. 17, "Intangible Assets". These standards require business combinations to be accounted for as purchases, broaden the criteria for recording intangible assets separate from goodwill and requires the use of a non-amortization approach for acquired goodwill and indefinite life intangible assets. Under the non-amortization approach, goodwill and indefinite life intangible assets will not be amortized in the results of operations, but will be reviewed for impairment at least on an annual basis. SFAS No. 142 is effective no later than the Company's fiscal year beginning November 1, 2002, but may be adopted on November 1, 2001. The Company has elected to adopt this standard on November 1, 2001. The Company has recorded zero, $1,401,000 and $1,588,00 of goodwill amortization expense for the years ended October 31, 2002, 2001 and 2000, respectively. As of September 30, 2002, the Company completed its impairment analysis under SFAS 142 concluding that there were no indications of impairment. The Company plans to perform its impairment test each September 30 in the future.

Fair Value of Financial Instruments:

        Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt and hedge contracts is discussed in Notes 6 and 7, respectively.

Concentration of Credit Risk:

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

Earnings Per Share:

        Basic earnings per share ("EPS") is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the years ended October 31, 2002, 2001 and 2000, was 7,850,192, 7,717,028 and 7,493,685, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). At October 31, 2002, 2001 and 2000, the Company had 41,615, 107,895 and 142,362 of stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

Stock Based Compensation:

        The Company accounts for its stock-based compensation awards to employees and directors using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APBO") No. 25 "Accounting for Stock Issued to Employees" and related interpretations and provides the disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" (See Note 8).

Long-Lived Assets:

        All long-lived assets, except for goodwill and indefinite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Assets to be disposed of are reported at the lower of the carrying value or the fair market value less costs to sell. Beginning November 1, 2001, goodwill and indefinite life intangible assets are reviewed for impairment under the provisions of SFAS 142 (see Goodwill above).

Reclassifications:

        Certain prior year amounts have been reclassifed in order to conform with the 2002 presentation.

(3) INVENTORIES:

        Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	October 31,
	2002	2001
	(in thousands)
Raw materials	$20,013	$18,470
Finished goods	57,897	47,369
Supplies	4,054	3,841

	81,964	69,680
Less: Inventory reserve	3,066	1,660

Inventories, net	$78,898	$68,020

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 52% and 56% of total inventories at October 31, 2002 and 2001, respectively. Inventories would have been increased by $1.9 million and decreased by $2.1 million at October 31, 2002 and 2001, respectively, if the FIFO method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4) PROPERTY, PLANT AND EQUIPMENT:

        A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
			Estimated Useful Lives
	2002	2001
	(in thousands)
Land	$11,217	$11,425
Buildings	69,582	63,883	15 to 31.5 years
Machinery and equipment	298,389	256,051	3 to 16 years
Furniture and fixtures	8,664	8,923	9 years
Leasehold improvements	2,224	1,908	6 to 25 years
Motor vehicles	82	372	3 years
Construction in progress	6,106	13,700

	396,264	356,262
Less: Accumulated depreciation and amortization	193,841	159,624

	$202,423	$196,638

        Maintenance and repairs expense was approximately $11.8 million, $10.6 million and $10.1 million for the years ended October 31, 2002, 2001 and 2000, respectively.

(5) ACCRUED EXPENSES:

        At October 31, 2002 and 2001, accrued expenses consisted of the following:

	2002	2001
	(in thousands)
Payroll and employee related	$13,596	$11,762
Interest	9,143	9,229
Machinery and equipment	2,563	2,595
Taxes (other than income)	4,855	2,941
Customer rebates	4,434	4,399
Insurance related	860	1,611
Other	7,430	10,598

	$42,881	$43,135

(6) DEBT:

        A summary of the components of debt is as follows:

	October 31,
	2002	2001
	(in thousands)
Term loan facility(a)	$38,168	$39,325
Senior Subordinated Debentures, less unamortized discount of $776 and $931, respectively(b)	199,224	199,069
Pennsylvania Industrial Loans(c)	3,295	4,706
Foreign bank borrowings(d)	15,170	1,536

Total Debt	255,857	244,636
Less-Current portion	10,706	7,158

Long-Term Debt	$245,151	$237,478

(a)
Through November 20, 2001, the Company had a long term credit agreement (the "Credit Agreement") with a consortium of banks arranged by Morgan Guaranty Trust Company of New York. The Credit Agreement provided the Company with two credit facilities consisting of (1) a six year amortizing term loan facility in the amount of $350 million and (2) a six year revolving credit facility in the amount of $75 million at October 31, 2001, as amended by Amendment No. 3, as discussed below. At October 31, 2001, there was a standby letter of credit in the amount of $1 million held as security against the Pennsylvania Industrial Loan due on February 24, 2002, thereby reducing the revolving credit facility availability to $74 million. This standby letter of credit was repaid in November 2001. There were no other outstanding borrowings under this facility at October 31, 2001.

  On April 19, 2000, the Company entered into an amendment to the Credit Agreement ("Amendment No. 3"). The principal effects of Amendment No. 3 related to certain changes in the financial ratios contained in the Credit Agreement, the interest rates applicable to the Credit Agreement, the granting of security interests in accounts receivable and inventory located in North America and in 66% of the ownership interest in certain foreign subsidiaries and the requirement, under certain circumstances, to prepay amounts, as defined, under the Credit Agreement. The interest rate margins which determined the interest rates applicable to the loans under the Credit Agreement increased as follows: the margin applicable to Base Rate loans (formerly 0% to .75%) increased to a range from .25% to 2.00%, and the margin applicable to LIBOR Rate loans (formerly .45% to 1.75%) increased to a range from 1.25% to 3.00%.

  Amendment No. 3 contained certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio, fixed charge coverage ratio and certain restrictions on, and not limited to, dividends, mergers, investments, asset sales and additional indebtedness.

  The Company was in compliance with all the covenants of Amendment No. 3 at October 31, 2001.

  On November 20, 2001, the Company entered into a loan and security agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of building and equipment at closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on the Company's domestic assets and on 66% of our ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately of $181 million and $183 million at October 31, 2002 and 2001, respectively. The agreement contains customary covenants including limitations on the incurrence of debt, the disposition of assets, and the making of restricted payments, and minimum EBITDA requirements if the loan's excess availability is less than $20.0 million. As of October 31, 2002, there was $38.2 million outstanding under this credit facility with additional availability of $37.6 million. At the closing, the Company borrowed the sum of $52.1 million, of which $51.8 million was used to pay off and terminate the Credit Agreement. Rates under the new facility are comparable to those under the prior facility.

  The Company was in compliance with all the covenants of the agreement at October 31, 2002.

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

  The Company was in compliance with all of the covenants of the Debentures at October 31, 2002 and 2001.

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

  The Company has repaid $1.4 million and $393,000 of these borrowings during 2002 and 2001, respectively.

  These financing arrangements are secured by the real and personal property of our manufacturing facility located in Wright Township, Pennsylvania.

(6) DEBT: (Continued)

(d)
In addition to the amounts available under the revolving credit facilities, the Company also maintains unsecured short-term credit facilities at its foreign subsidiaries. At October 31, 2002 and 2001, the aggregate amount outstanding under such facilities was approximately $15.2 million and $1.5 million, respectively, and are included within the foreign bank borrowings amount. Interest rates on these borrowings range from 5% to 9%. There was approximately $19.8 and $35.3 million available for borrowing at October 31, 2002 and 2001, respectively.

  Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2003	$10,706
2004	1,621
2005	1,628
2006	1,635
2007	238,822
Thereafter	1,445

$255,857

        Cash paid for interest during 2002, 2001 and 2000 was approximately $23.7 million, $28.0 million and $29.7 million, respectively.

        The Company is contingently liable for debt of certain of its foreign subsidiaries aggregating approximately $2.5 million and $1.5 million at October 31, 2002 and 2001, respectively. The Company knows of no existing event of default that would require it to satisfy these guarantees.

        The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Debentures at October 31, 2002 and 2001 was $195.6 million and $190 million, respectively. The Company believes that the stated values of the Company's remaining debt instruments approximate their estimated fair values.

(7) FINANCIAL INSTRUMENTS:

        The Company enters into derivative financial instruments (principally foreign exchange forward contracts against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to offset intercompany transactions and trade sales and purchases. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

        The Company had 35 and 32 contracts outstanding at October 31, 2002 and 2001, respectively, with a total notional contract amount of $120.2 million and $122.4 million, respectively, all of which have maturities of less than one year. While it is not the Company's intention to terminate any of these contracts, the fair values were estimated by obtaining quotes for each contract from financial institutions. At October 31, 2002, the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a loss of $11,000, which is included in accrued expenses, and at October 31, 2001, the net fair value of derivative financial instruments held by the Company was a gain of $956,000, which was recognized for the period in other current assets and was also reflected in shareholders' equity as a component of other comprehensive income.

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

        Transactions under the 1995 Purchase Plan were as follows:

	Number of Shares	Purchase Price Per Share
Available at October 31, 1999	239,700
Purchased	(16,312)	$21.47

Available at October 31, 2000	223,388
Purchased	(14,382)	$21.41-$30.04

Available at October 31, 2001	209,006
Purchased	(20,903)	$20.23-$20.37

Available at October 31, 2002	188,103

        The 1995 Stock Option Plan ("1995 Option Plan") initially provided for the granting of 500,000 options. In 1999, an amendment to the Plan was approved increasing the number of shares available for grant under the 1995 Option Plan to 1,000,000 shares. The 1995 Option Plan will terminate December 31, 2004. The 1995 Option Plan, provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years, issuance of SARS, restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 1995 Option Plan, options have been granted to key employees and outside directors for terms of up to ten years, at an exercise price not less than the fair value at the date of grant, with the exception of participants who were granted ISOs at 110% of the fair value because they possessed more than 10% of the voting rights of the Company's outstanding common stock at the time of grant, which options are exercisable in whole or in part at stated times up to five years from the date of grant. Under the 1995 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. As of October 31, 2002, 2001, and 2000, 196,355, 402,610 and 402,210 options respectively, were available for grant.

        Under the 1985 Option Plan, 772,500 options were granted to officers, directors and key employees of the Company. At October 31, 2002, 2001 and 2000, 54,545, 54,800 and 134,670 options were outstanding. During 2002, 2001 and 2000, 255, zero and 1,400 options, respectively, were cancelled and zero, 79,870, and 137,912 options, respectively, had been exercised under the 1985 Option Plan. The 1985 Option Plan expired on October 31, 1995, except for the then outstanding options.

        Transactions under the Option Plans were as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at October 31, 1999 (350,686 options exercisable)	810,132	$5.09-46.50	$26.26
Granted at fair value	67,300	$26.75-31.94	$28.65
Exercised	(155,512)	$5.08-33.00	$17.38
Forfeited/Cancelled	(23,260)	$22.50-46.00	$28.63

Outstanding at October 31, 2000 (339,794 options exercisable)	698,660	$6.00-46.50	$28.39
Granted at fair value	12,500	$29.94-51.00	$42.58
Exercised	(241,665)	$6.00-37.38	$25.04
Forfeited/Cancelled	(12,900)	$26.63-35.25	$28.35

Outstanding at October 31, 2001 (258,329 options exercisable)	456,595	$17.25-51.00	$30.55
Granted at fair value	224,100	$16.10-34.76	$26.37
Exercised	(7,800)	$20.83-33.00	$26.44
Forfeited/Cancelled	(18,600)	$22.42-35.25	$29.10

Outstanding at October 31, 2002 (322,237 options exercisable)	654,295	$16.10-51.00	$29.21

	October 31, 2002	October 31, 2001	October 31, 2000
Weighted average fair value of options granted at prices at market value	$16.90	$26.12	$17.39
Weighted average exercise price of options granted at prices at market value	$26.37	$42.58	$28.65

        The following table summarizes information about stock options outstanding at October 31, 2002:

Range of Exercise Prices	Number of Options Outstanding at October 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at October 31, 2002	Weighted Average Exercise Price
$16.10-20.82	27,000	2.50	$17.89	25,000	$18.00
20.83-24.92	181,245	7.80	22.39	39,905	22.36
24.93-29.93	135,140	6.50	26.63	78,432	26.52
29.94-37.37	227,410	6.90	32.31	115,320	31.64
37.38-45.99	36,800	5.10	38.72	29,440	38.72
46.00-51.00	46,700	5.50	47.10	34,140	46.62

$16.10-51.00	654,295	6.68	$29.21	322,237	$30.42

        The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-Free Interest Rates	5.12%	5.14%	6.22%
Expected Lives	7.5	7.5	7.5
Expected Volatility	56.1%	52.0%	48.2%

        Had compensation expense, net of income taxes, for all stock option grants in fiscal years 2002, 2001 and 2000 been determined in accordance with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

		2002	2001	2000
Net loss:	As Reported	$(1,769)	$(4,364)	$(4,049)
(in thousands)	Pro Forma	$(2,915)	$(5,379)	$(5,802)
Basic loss per share:	As Reported	$(0.23)	$(0.57)	$(0.54)
	Pro Forma	$(0.37)	$(0.70)	$(0.77)
Diluted loss per share:	As Reported	$(0.23)	$(0.57)	$(0.54)
	Pro Forma	$(0.37)	$(0.70)	$(0.77)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal 1996. Additional awards in future years are anticipated.

        During 2002, 2001 and 2000, the Company issued 59,169, 31,206 and 30,224 shares, respectively from treasury to fund the Company's ESOP. Pursuant to a self-tender offering commencing in August 1995 to its shareholders, the Company purchased and placed into treasury during fiscal 1996, 168,000 shares of the Company's common stock. The purchases of treasury stock were accounted for under the cost method.

        The Company's Board of Directors may direct the issuance of up to one million shares of the Company's $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(9) PENSIONS AND RETIREMENT SAVINGS PLAN:

        The Company sponsors various retirement plans for most full-time employees. Total expense for these plans for 2002, 2001 and 2000 was $3,827,000 $3,684,000 and $3,675,000, respectively. The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its foreign locations.

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

        Though December 31, 2000, the Company made contributions to the Plan of the Company's common stock equal to 1% of a participant's compensation for the Plan year and will match 75% of a participant's contribution up to 4% of the participant's compensation. Effective January 1, 2001, the Company began contributing shares equal to 100% of the first 3% and 50% of the following 2% of each participant's 401(k) contribution with a maximum of 5% of the participant's annual compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's common stock will be valued for the first ten business days of the month of February following the close of each Plan year. In 2002, 2001 and 2000, 59,169, 31,206, and 30,224 shares of Treasury Stock, respectively, were contributed. The Company has expensed approximately $1,495,000, $1,558,000 and $1,030,000 in 2002, 2001 and 2000, respectively, for the contributions under the Plan.

        The Company also sponsors defined contribution plans at selected foreign locations. The plans cover full time employees and provide for employer contributions of between 3% and 5% of salary or a percentage of employee contributions. The Company's contributions related to these plans for 2002, 2001 and 2000 totaled approximately $1,109,000, $902,000 and $1,180,000, respectively.

        The Company also has defined benefit plans in certain of its foreign locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service. The Company funds these plans in amounts actuarially determined or with the funding requirements of local law and regulation.

  Changes in benefit obligations

	October 31, 2002	October 31, 2001
	(in thousands)
Projected benefit obligations at beginning of year	$(17,076)	$(16,223)
Service cost	(1,021)	(985)
Interest cost	(948)	(1,035)
Plan participant's contributions	(398)	(380)
Benefits paid	80	1,288
Actuarial gains (losses)	(512)	1,398
Effect of plan amendments	(445)	—
Settlements	4,076	(79)
Foreign currency changes	(1,191)	(1,060)

Benefit obligations at end of year	$(17,435)	$(17,076)

  Changes in plan assets

	October 31, 2002	October 31, 2001
	(in thousands)
Fair value of plan assets at beginning of year	$14,650	$13,415
Employer contributions	1,843	418
Employee contributions	399	380
Actual return on plan assets	643	468
Actual distributions	(80)	(782)
Settlements	(4,076)	—
Foreign currency changes	995	751

Fair value of plan assets at end of year	$14,374	$14,650

Funded status: (deficit)	$(3,061)	$(2,426)
Unrecognized net actuarial gains	(3,268)	(3,644)
Unrecognized prior service cost	586	152

(Accrued) benefit cost	$(5,743)	$(5,918)

        The net settlement loss in fiscal 2002 related primarily to the voluntary and involuntary termination of plan participants resulting in payment of lump sum benefits under the Italian termination indemnity program and the conversion of the Canadian salary plan to a defined contribution plan.

        The plan assets are primarily held in insurance contracts.

  Amounts recognized in the consolidated balance sheets:

	October 31, 2002	October 31, 2001
	(in thousands)
Long term liabilities	$(7,163)	$(6,455)
Intangible assets (long term assets)	407	150
Accumulated other comprehensive loss	1,013	387

Net amount recognized	$(5,743)	$(5,918)

        The accumulated benefit obligation for the plans was $16.4 million and $16.0 million as of October 31, 2002 and 2001, respectively.

        The components of net periodic pension costs for the foreign defined benefit pension plans are as follows:

	For the year ended October 31,
	2002	2001	2000
	(in thousands)
Service costs of benefits earned during the year	$1,430	$1,260	$1,515
Interest cost of projected benefit obligation	835	1,035	993
Actual return (gain) on assets	(733)	(911)	(759)
Settlements	365	243	—
Employee contributions	(408)	(275)	(275)
Amortization of unrecognized net gains	(266)	(128)	(9)

Net pension expense	$1,223	$1,224	$1,465

        The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 2002, 2001 and 2000, were as follows:

	October 31,
	2002	2001	2000
Discount rate	6%	6%	6%
Salary progression rate	3%	3%	4%
Long term rate of return	6%	6%	6%

(10)    OTHER INCOME (EXPENSE):

        For the years ended October 31, 2002, 2001 and 2000, other income (expense) consisted of the following:

	October 31,
	2002	2001	2000
	(in thousands)
Foreign currency transaction gains (losses), net	$(1,426)	$607	$2,389
Interest income	136	218	292
Joint venture income/(loss), net	(165)	150	569
Gain on sales of property, plant and equipment, net	37	4,238	905
Other, net	(180)	(156)	(350)

Total	$(1,598)	$5,057	$3,805

(11)    INCOME TAXES:

        The provision (benefit) for income taxes for continuing operations is summarized as follows:

	Year Ended October 31,
	2002	2001	2000
	(in thousands)
Current:
Federal and State	$—	$1,050	$—
Foreign	1,919	3,659	3,189

	1,919	4,709	3,189

Deferred:
Federal and State	1,729	902	(1,817)
Foreign	(3,083)	(8,388)	(4,185)

	(1,354)	(7,486)	(6,002)

Total provision (benefit) for income taxes	$565	$(2,777)	$(2,813)

        Undistributed earnings of the Company's foreign subsidiaries of approximately $7.6 million, $1.1 million and $2.8 million for 2002, 2001 and 2000, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings.

        The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2002 and 2001, are as follows:

	October 31,
	2002	2001
	(in thousands)
Deferred income tax assets:
Current deferred tax assets:
Allowance for doubtful accounts	$779	$767
Inventories	802	580
Other	625	597
Net operating loss carryforwards	3,600	—

Total current deferred taxes	$5,806	$1,944

Long term deferred tax assets:
Net operating loss carryforwards	$47,589	$45,881
Alternative minimum tax	825	830
Other	2,269	1,872

Total long term deferred tax asset	50,683	48,583

Total gross deferred tax asset	56,489	50,527
Valuation allowance	(12,642)	(10,254)

Total net defered tax asset	43,847	40,273

Deferred tax liability:
Depreciation	(19,169)	(19,364)
Other	(925)	(793)

Deferred tax liability	(20,094)	$(20,157)

Net long term deferred tax asset	17,947	18,172

Net deferred tax asset	$23,753	$20,116

        Included in the net operating loss carryforwards at October 31, 2002 and 2001, are approximately $11.8 million of tax benefits recognized as a result of the loss on the disposal of a discontinued operation in the United States.

        The Company reduced goodwill by approximately $1.9 million in fiscal 2002, $1.6 million in fiscal 2001, and $1.1 million in fiscal 2000 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging business in fiscal 1996.

        Approximately $140.8 million of total net operating losses remained at October 31, 2002, $17.6 million of which expire in the years 2003 through 2010, $62.7 million of which expire in the years 2012 through 2030, and $60.5 million of which can be carried forward indefinitely. The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and, accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. In the event that the tax benefits relating to the valuation allowance are realized, approximately $.6 million of such benefits would reduce goodwill. Included in the $140.8 million above is approximately $49.5 million of federal and $9.6 million of state net operating losses in the United States available to be carried forward, which will begin expiring in the year 2012.

        A reconciliation of the provision (benefits) for income taxes on loss from continuing operations to that which would be computed at the statutory rate of 34% in 2002, 2001 and 2000 is as follows:

	Year Ended October 31,
	2002	2001	2000
	(in thousands)
Provision (benefit) at statutory rate	$(409)	$(2,428)	$(2,408)
State tax provision, net of federal tax benefit	210	726	(247)
Other foreign taxes (benefits)	314	310	—
Foreign branch earnings	(145)	(712)	(927)
Excludable income	(2,240)	—	—
Prior year issues and taxes	938	50	501
Change in valuation allowance	2,388	784	—
Effect of non-U.S. operations taxed at rates different than U.S. federal statutory rate	(467)	(931)	264
Other, net	(24)	(576)	4

	$565	$(2,777)	$(2,813)

        United States income tax returns for fiscal years 1995 through 1998 are currently under examination by the Internal Revenue Service. Assessments, if any, are not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

        Cash paid for income taxes during fiscal 2002, 2001 and 2000 was approximately $4,279,000, $2,324,000 and $2,990,000, respectively.

(11) LEASE COMMITMENTS:

        The Company has lease agreements for several of its facilities and certain equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $8,754,000, $7,621,000 and $7,465,000 for fiscal 2002, 2001 and 2000, respectively.

        Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

Year ending October 31,	(in thousands)
2003	$8,643
2004	7,332
2005	5,755
2006	3,868
2007	3,087
Thereafter	6,037

$34,722

(13)    COMMITMENTS AND CONTINGENCIES:

Employment Contracts:

        On October 11, 1996, the Company entered into employment agreements with the Chairman of the Board, President and Chief Executive Officer and with the Executive Vice President, Finance and Chief Financial Officer of the Company. The original contracts had a term of five years with a base salary of $500,000 for the Chairman and $240,000 for the Executive Vice President, Finance. These contracts were extended on October 9, 2002 for an additional one year term. The base salary is increased each year by a percentage equal to the percentage increase, if any, in the consumer price index. The employment agreements provide that each individual may be terminated without cause prior to the expiration of the agreement, and in such case, such person would be entitled to severance payments equal to two times the sum of the annual base salary then in effect plus the bonus earned for the immediate preceding year, payable over a two year period.

Claims and Lawsuits:

        The Company and its subsidiaries are subject to claims and lawsuits which arise in the ordinary course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Contingencies:

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

(14)    QUARTERLY FINANCIAL DATA (UNAUDITED):

	Restated*
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2002
Net sales	$148,536	$161,015	$173,682	$177,345
Gross profit	$31,599	$35,386	$30,163	$25,338
Net income (loss)	$6,017	$1,819	$(2,488)	$(7,117)
Earnings (loss) Per Share—basic and diluted:
Net income (loss)	$0.77	$0.23	$(0.32)	$(0.90)
2001
Net sales	$156,499	$164,534	$157,554	$161,113
Gross profit	$31,795	$29,872	$26,908	$33,119
Net income (loss)	$160	$(4,254)	$(551)	$281
Earnings (loss) Per Share—basic and diluted:
Net income (loss)	$0.02	$(0.55)	$(0.07)	$0.04

Earnings per share are computed independently for each of the quarters presented.

*
In November 2001, the Company filed an application with the Internal Revenue Service (IRS) to change its inventory valuation method to FIFO from LIFO. In anticipation of the need to conform its financial and tax reporting, the Company changed its method of inventory valuation from LIFO to FIFO for financial reporting purposes in fiscal 2002 and restated prior period interim results to reflect the change.

  In August 2002 the company withdrew its previously filed, but not approved IRS application to switch it's method of inventory valuation from LIFO to FIFO. The withdrawal was based on the Company's determination that switching from LIFO to FIFO was no longer preferable due to regulatory requirements and cost concerns. Accordingly the Company will continue to account for it's domestic inventories on a LIFO basis for tax purposes. As a result of these actions, a conformity issue existed between tax and financial reporting methods for inventory. Thus the Company restated its unaudited interim results for the first and second quarters of fiscal 2002 and prior periods to reflect its inventory valuation on a LIFO basis.

(15)    SEGMENT INFORMATION:

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

(15)    SEGMENT INFORMATION: (Continued)

        Information about the Company's operations by geographical area, with United States and Canada stated separately as of and for the years ended October 31, 2002, 2001 and 2000, respectively is as follows:

	North America
				Asia/ Pacific
	United States	Canada	Europe		Corporate	Total
	(in thousands)
2002
Sales—external customers	$371,604	$37,104	$153,016	$98,854	$—	$660,578
Intersegment sales	16,810	3,852	3,537	—	—	24,199
Income from operations	21,870	3,282	(5,439)	(905)	—	18,808
Interest income	17	14	17	88	—	136
Interest expense	24,028	259	681	270	—	25,238
Depreciation and amortization	15,520	976	7,376	5,173	—	29,045
Provision (benefit) for income taxes	1,729	802	(971)	(995)	—	565
Net income (loss)	4,435	1,138	(11,394)	4,052	—	(1,769)
Provision for losses on accounts receivable and inventory	375	41	2,470	405	—	3,291
Segment assets	221,896	24,277	137,465	83,074	2,319	469,031
Capital expenditures	7,577	134	9,587	5,967	—	23,265
	North America
				Asia/ Pacific
	United States	Canada	Europe		Corporate	Total
	(in thousands)
2001
Sales—external customers	$377,316	$39,924	$156,218	$66,242	$—	$639,700
Intersegment sales	18,524	3,600	4,007	—	—	26,131
Income from operations	27,856	2,811	(6,113)	(2,027)	—	22,527
Interest income	175	4	31	8	—	218
Interest expense	26,810	260	746	394	—	28,210
Depreciation and amortization	16,307	1,418	7,179	3,498	150	28,552
Provision (benefit) for income taxes	2,505	561	(2,664)	(893)	(2,286)	(2,777)
Net income (loss)	3,917	983	(3,448)	(1,587)	(4,229)	(4,364)
Provision for losses on accounts receivable and inventory	750	119	1,844	163	—	2,876
Segment assets	225,457	24,773	128,043	54,889	2,671	435,833
Capital expenditures	5,908	192	8,182	7,722	—	22,004

	North America
				Asia/ Pacific
	United States	Canada	Europe		Corporate	Total
	(in thousands)
2000
Sales—external customers	$407,575	$42,117	$178,965	$72,664	$—	$701,321
Intersegment sales	17,771	5,704	4,442	—	—	27,917
Income from operations	17,185	4,748	(1,413)	436	—	20,956
Interest income	253	—	39	—		292
Interest expense	30,182	306	926	431	—	31,845
Depreciation and amortization	16,824	1,474	8,074	3,737	303	30,412
Provision (benefit) for income taxes	(2,050)	1,294	(1,962)	(328)	233	(2,813)
Income (loss) from continuing operations	(7,621)	3,136	(233)	111	336	(4,271)
Provision for losses on accounts receivable and inventory	500	42	1,082	152	—	1,776
Segment assets	250,080	29,010	126,287	50,209	16,104	471,690
Capital expenditures	10,111	224	4,308	3,992	—	18,635

        Included in corporate assets through their disposal date are the investments in the Hitachi joint venture and the net assets of discontinued operations.

        Income from operations includes all costs and expenses directly related to the geographical area. Identifiable assets are those used in each segment's operations, except net assets held for sale.

        No single customer accounted for more than 10% of sales in any year.

(16)    DISCONTINUED OPERATIONS:

        In February 1999, the Company's management, with the concurrence of its Board of Directors, approved a formal plan to dispose of its Proponite business. On April 30, 1999, the Company sold certain assets of the Proponite business pursuant to a sales agreement dated March 4, 1999. The final portion of the assets and liabilities of the Proponite business were collected, sold and settled during fiscal 2000, and a net gain of $222,000 was realized and is recorded in discontinued operations.

(17)    RESTRUCTURING CHARGES:

        In March 2001, the Company announced its plans to consolidate its Australian operations. The plan involves the closure of the Braeside, Melbourne manufacturing facility, the transfer of the manufacturing equipment to a more cost-effective facility, lease closure costs and severance and other benefits for 62 employees. The restructuring charge of approximately $1.4 million was recorded in the cost of sales section of the consolidated statement of operations for the year ended October 31, 2001. These charges relate to actual cash expenditures made related to severance, lease closure costs, dismantling and relocation of certain fixed assets and to the non-cash write-off of certain assets. This restructuring plan and all related costs were completed in December 2001.

        In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involved the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of approximately $51,000, $1.8 million and $1.9 million were recorded in the cost of sales section of the consolidated statements of operations for the years ended October 31, 2002, 2001 and 2000, respectively. These charges related to severance costs ($1.5 million reserved in fiscal 2000 of which $1.4 million has been paid), actual cash expenditures made pertaining to legal costs, the dismantling and relocation of certain fixed assets, and the non-cash write-off of certain assets. The Company substantially completed the restructuring plan during fiscal 2002, with the exception of the sale of its land, which it expects to be completed during the first six months of fiscal 2003.

        In preparation for the sale of its land to a retail developer, the Company has incurred costs to prepare the land for sale. These costs primarily include demolition of the building and clean-up costs. Approximately $1.0 million has been capitalized during fiscal 2002 and is included in net assets held for sale in the consolidated balance sheets. The Company expects the proceeds from the sale of the land to be greater than its carrying value.

(18)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

        Comprehensive income includes net income plus all other changes in equity from nonowner sources (e.g., foreign currency translation adjustments, pension plan minimum liability and unrealized gains and losses from derivative instruments). The accumulated balances at October 31, related to each component of accumulated other comprehensive income were as follows:

	Translation adjustments	Net unrealized gain on derivative financial instruments	Pension plans minimum liability
	(in thousands)
2000	$(43,054)	$0	$0
2001	$(39,520)	$956	$(387)
2002	$(36,609)	$(11)	$(1,013)

(19)    RELATED PARTY TRANSACTIONS:

        In connection with the acquisition of Borden Global Packaging, Borden, Inc. and the Company entered into a Governance Agreement, dated as of June 20, 1996, with respect to certain matters relating to the corporate governance of the Company. For the years ending October 31, 2002, 2001 and 2000, the Company purchased resin from BCP in the amount of $0, $7.1 million and $22.8 million, respectively. These transactions are in the ordinary course of business and the prices are comparable to those transactions with other suppliers. BCP is a limited partnership in which BCP Management Inc., a wholly owned subsidiary of Borden Inc., is general partner.

(20)    SALE OF JOINT VENTURE:

        On April 26, 2001, the Company sold its 50% interest in the Hitachi Chemical Filtec joint venture investment to its partner, Hitachi Chemical Company, Ltd., for approximately $10.1 million. The net loss on the sale, after deducting fees and expenses, was approximately $6.5 million.

(21)    ACQUISITIONS:

        On November 2, 2001, the Company acquired for approximately $9.3 million U.S. dollars (after working capital adjustments), all the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") in order to expand market share in the Asia/Pacific region. The accompanying consolidated statements of operations include the results of these transactions beginning November 2, 2001. Immediately following the transaction, the Company combined its Liquipac (bag-in-box) business with the liquibag systems business, which were part of the businesses it had acquired from Visypak, and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for approximately $8.9 million, resulting in a net gain of $6.8 million. The venture will be operated in coordination with DS Smith's worldwide "Rapak" business. The Company does not have an effective controlling voting interest in this venture and as a result will be accounting for its investment under the equity method of accounting.

        A summary of the transactions is outlined below:

Acquisition of the shares of Visypak	Amounts in millions
Fair values of Visypak:
Net assets acquired—
Net trade receivables	$7.0
Inventories	6.8
Property, plant and equipment	5.1
Other assets	0.6
Current liabilities	10.2

Total net assets acquired	$9.3

Cash paid for the net assets, after working capital adjustment	$9.3

        The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition.

        At the time of the acquisition, management decided to close down four of the acquired plants and as a result recorded approximately $3 million in restructuring accruals related to severance and costs to close down the acquired facilities. At October 31, 2002, there was approximately $.8 million remaining in accrued expenses related to severance ($.9 million reserved at time of acquisition and $.4 million paid to date) and costs to close down acquired plants ($2.1 million accrued and $1.8 million paid through October 31, 2002).

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition, sale of Liquipac (excluding the one-time gain upon sale), and the formation of Rapak occurred at the beginning of fiscal 2001:

        Pro Forma information:

(In thousands, except per share data)	For the twelve months ended October 31, 2001
Net sales	$678,974
Gross Profit	$122,871
Net Income (loss) (excluding the one-time gain upon sale)	$(5,473)
Earnings per share (basic and diluted) (excluding the one-time gain upon sale)	$(0.71)

(22)    GOODWILL AND OTHER INTANGIBLE ASSETS

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

        The Company elected to adopt the provisions of SFAS No. 142 on November 1, 2001. As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations represented one reporting unit and determined the reporting unit's fair value and compared it to the reporting unit's book value. As of November 1, 2001, the Company's reporting unit's fair value exceeded its carrying amounts. Accordingly, the Company was not required to perform any further transitional impairment tests. As of September 30, 2002, the Company updated its test concluding that there were no indications of impairment. The Company plans to perform its impairment test each September 30 in the future.

        The Company had unamortized goodwill in the amount of $32.9 million and $34.8 million at October 31, 2002 and 2001, respectively, subject to SFAS Nos. 142. Substantially all of the unamortized goodwill is a result of the Company's acquisition of certain assets of BGP in October 1996.

        The following table sets forth the net loss and earnings per common share computations for the years ended October 31, 2001 and 2000, respectively, as if SFAS No. 142 was adopted as of November 1, 1999:

	For the year ended October 31, 2001
	As Reported	Add Back: Goodwill Amortization, Net of tax	As Adjusted
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
Net Income (Loss)	$(4,364)	$873	$(3,491)

Denominator
Weighted average common shares outstanding—basic and diluted	7,717,028	—	7,717,028

Basic and Diluted earnings (loss) per common share	$(0.57)	$0.11	$(0.45)

	For the year ended October 31, 2000
	As Reported	Add Back: Goodwill Amortization, Net of tax	As Adjusted
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
Net Income (Loss)	$(4,049)	$988	$(3,061)

Denominator
Weighted average common shares outstanding—basic and diluted	7,493,685	—	7,493,685

Basic and Diluted earnings (loss) per common share	$(0.54)	$0.13	$(0.41)

        As a result of the loss incurred for the years ended October 31, 2001 and 2000, no equivalent shares attributable to options were considered in computing diluted EPS, as such options would be anti-dilutive.

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULES:

        II—Valuation and Qualifying Accounts

        Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED OCTOBER 31, 2002
(in thousands)

	Balance at Beginning of Year	Additions Charged to Earnings	Deductions From Reserves	Other	Balance at End of Year
YEAR ENDED OCTOBER 31, 2002:
Allowance for doubtful accounts	$5,564	$1,350	$580	$256	$6,590
Inventories	$1,660	$1,941	$1,031	$496	$3,066
Reserve for restructuring	$150	51	$85	—	$116
YEAR ENDED OCTOBER 31, 2001:
Allowance for doubtful accounts	$4,940	$1,678	$1,217	$163	$5,564
Inventories	$1,168	$1,198	$760	$54	$1,660
Reserve for restructuring	$1,416	$786	$2,052	$—	$150
YEAR ENDED OCTOBER 31, 2000:
Allowance for doubtful accounts	$5,342	$903	$882	$(423)	$4,940
Inventories	$1,319	$873	$780	$(244)	$1,168
Reserve for restructuring	$—	$1,500	$84	$—	$1,416

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

Dated: January 29, 2003	AEP INDUSTRIES INC.
	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 29, 2003	AEP INDUSTRIES INC.
	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: January 29, 2003	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Principal Financial Officer and Director
Dated: January 29, 2003	By:	/s/ LAWRENCE R. NOLL Lawrence R. Noll Vice President—Controller, Principal Accounting Officer and Director

Dated: January 29, 2003	By:	/s/ KENNETH AVIA Kenneth Avia Director
Dated: January 29, 2003	By:	/s/ BRIAN F. CARROLL Brian F. Carroll Director
Dated: January 29, 2003	By:	/s/ ADAM H. CLAMMER Adam H. Clammer Director
Dated: January 29, 2003	By:	/s/ PAUL E. GELBARD Paul E. Gelbard Director
Dated: January 29, 2003	By:	/s/ KEVIN M. KELLEY Kevin M. Kelley Director
Dated: January 29, 2003	By:	/s/ LEE C. STEWART Lee C. Stewart Director
Dated: January 29, 2003	By:	/s/ WILLIAM F. STOLL, JR. William F. Stoll, Jr. Director

EXECUTIVE OFFICERS 302 CERTIFICATIONS

I, J. Brendan Barba, certify that:

          1.    I have reviewed this Annual Report on Form 10-K of AEP Industries Inc. (the "Company") for the year ended October 31, 2002;

          2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report;

          4.    The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            b)    evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

            c)    presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

          6.    The Company's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ J. BRENDAN BARBA Chief Executive Officer

EXECUTIVE OFFICERS 302 CERTIFICATIONS

I, Paul M. Feeney, certify that:

          1.    I have reviewed this Annual Report on Form 10-K of AEP Industries Inc. (the "Company") for the year ended October 31, 2002;

          2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report;

          4.    The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            b)    evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

            c)    presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

          6.    The Company's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ PAUL M. FEENEY Chief Financial Officer

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
10(b)*
The Employee Profit Sharing and 401(k) Retirement Plan and Trust as adopted March 3, 1993 (incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1993)
10(c)*	1995 Stock Option Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, No. 33-58747)
10(d)*	1995 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, No. 33-58743)
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
Amendment No. 1, dated as of October 11, 1996, to the Governance Agreement, dated as of June 20, 1996, between the Company and Borden, Inc. (incorporated by reference to Exhibit 2(b) to Registrant's Current Report on Form 8-K, dated October 11, 1996)
10(i)(1)*
Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996)
10(i)(2)*
Amendment No. 1, dated October 10, 2001, to the Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(i)(2) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2001)
10(i)(3)*	Amendment No. 2, dated October 9, 2002, to the Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba
10(j)(1)*
Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended October 31,1996)
10(j)(2)*
Amendment No. 1, dated October 10, 2001, to Employment Agreement, dated as of October 11, 1996,between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10(j)(2) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2001)
10(j)(3)*	Amendment No. 2, dated October 9, 2002, to the Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney

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
23	Consent of KPMG LLP
24	Power of Attorney (see "Power of Attorney" on signature page)
99-1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Annual Report

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
AEP INDUSTRIES INC. INDEX TO FINANCIAL STATEMENT SCHEDULES
POWER OF ATTORNEY
SIGNATURES
EXECUTIVE OFFICERS 302 CERTIFICATIONS
INDEX TO EXHIBITS