Form 10-Q
period 2003-01-31
AEP INDUSTRIES INC
filed 2003-03-17
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at March 7, 2003
$.01 Par Value	7,901,374

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 31, 2003	October 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,621	$2,698
Accounts receivable, less allowance of $7,191 in 2003 and $6,590 in 2002 for doubtful accounts, respectively	101,698	101,209
Inventories, net	86,171	78,898
Deferred income taxes	5,135	5,806
Other current assets	12,890	10,981
Net assets held for sale	1,926	1,762

Total current assets	209,441	201,354

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $213,034 in 2003 and $193,841 in 2002	210,157	202,423
GOODWILL	32,448	32,924
INVESTMENT IN JOINT VENTURE	2,370	1,903
DEFERRED INCOME TAXES	21,452	17,947
OTHER ASSETS	13,610	12,480

TOTAL ASSETS	$489,478	$469,031

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$21,263	$10,706
Accounts payable	96,276	101,166
Accrued expenses	41,639	42,881

Total current liabilities	159,178	154,753
LONG-TERM DEBT	258,609	245,151
OTHER LONG-TERM LIABILITIES	10,696	7,483

Total liabilities	428,483	407,387

SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,477,155 and 10,458,119 shares, issued in 2003 and 2002, respectively	105	105
Additional paid-in capital	102,335	102,123
Treasury stock at cost, 2,575,781 shares in 2003 and 2002	(57,213)	(57,213)
Retained earnings	50,056	54,262
Accumulated other comprehensive loss	(34,288)	(37,633)

Total shareholders' equity	60,995	61,644

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$489,478	$469,031

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended January 31,
	2003	2002
NET SALES	$169,772	$148,536
COST OF SALES	140,907	116,937

Gross profit	28,865	31,599

OPERATING EXPENSES
Delivery	8,466	7,826
Selling	10,522	9,409
General and Administrative	6,918	6,051

Total operating expenses	25,906	23,286

Income from operations	2,959	8,313
OTHER INCOME (EXPENSE):
Interest expense, net	(6,325)	(6,533)
Gain on sale of interest in subsidiary	—	7,008
Other, net	(1,317)	(228)

	(7,642)	247

Income (loss) before provision (benefit) for income taxes	(4,683)	8,560
PROVISION (BENEFIT) FOR INCOME TAXES	(477)	2,543

Net income (loss)	$(4,206)	$6,017

EARNINGS (LOSS) PER SHARE
Net income (loss) per common share—basic and diluted	$(0.53)	$0.77

	For the Three Months Ended January 31,
	2003	2002
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$(4,206)	$6,017
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	3,460	(289)
Unrealized gain (loss) on cash flow hedges	(115)	1,075

Comprehensive income (loss)	$(861)	$6,803

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,206)	$6,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,783	7,138
Gain on sale of equipment	(23)	(103)
Gain on sale of interest in subsidiary	—	(7,008)
Provision for losses on accounts receivable and inventory	650	389
Joint venture loss	196	—
Changes in operating assets and liabilities, net of business acquisition and disposition:
(Increase) decrease in accounts receivable	(863)	8,010
(Increase) in inventories	(7,549)	(887)
(Increase) in other current assets	(1,909)	(3,352)
(Increase) decrease in deferred income taxes	(686)	1,270
(Increase) in other assets	(1,130)	(1,744)
Decrease in accounts payable	(4,890)	(6,919)
Decrease in accrued expenses	(2,329)	(6,405)
Increase (decrease) in other long-term liabilities	652	(601)

Net cash used in operating activities	(14,304)	(4,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,351)	(3,889)
Sales of equipment, net	24	286
Acquisition of business, net of cash acquired	—	(10,746)
Net proceeds from sale of interest in subsidiary	—	8,899

Net cash used in investing activities	(5,327)	(5,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on long-term debt	$24,015	7,592
Proceeds from capitalized lease obligations	3,987	—
Payments under capitalized lease obligations	(887)	—
Proceeds from issuance of common stock	212	220

Net cash provided by financing activities	$27,327	7,812

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(8,773)	531

NET DECREASE IN CASH	(1,077)	(1,302)
CASH AT BEGINNING OF PERIOD	2,698	3,204

CASH AT END OF PERIOD	$1,621	$1,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-interest	$10,899	$10,453

Cash paid during the period for-income taxes	$457	$1,044

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

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position as of January 31, 2003, and the results of operations for the three months ended January 31, 2003 and 2002, have been made. The results of operations for the three months ended January 31, 2003, are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2002.

(2)    Earnings Per Share (EPS)

        Basic earnings per share ("EPS") is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended January 31, 2003 and 2002, was 7,887,718 and 7,797,980, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended January 31, 2003 and 2002, was 7,887,718 and 7,810,462, respectively. The computation of diluted EPS includes 12,482 incremental shares for options outstanding for the three months ended January 31, 2002. At January 31, 2003 and 2002, the Company had 300,379 and 277,747 of stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

(3)    Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	January 31, 2003	October 31, 2002
	(in thousands)
Raw materials	$24,720	$20,013
Finished goods	60,431	57,897
Supplies	4,212	4,054

	89,363	81,964
Less: Inventory reserve	3,192	3,066

Inventories, net	$86,171	$78,898

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 50% and 52% of total inventories at January 31, 2003 and October 31, 2002, respectively. Inventories would have been increased by $345,000 and $1.9 million at January 31, 2003 and October 31, 2002, respectively, if the FIFO method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)    Other Income (Expense)

        For the three months ended January 31, 2003 and 2002, other income (expense) consists of the following:

	For the three months ended January 31,
	2003	2002
	(In thousands)
Foreign currency exchange losses	$(1,135)	$(172)
Gain on sale of equipment	23	65
Joint venture (loss) income, net	(196)	27
Other miscellaneous	(9)	(148)

Total	$(1,317)	$(228)

(5)    Segment Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area for the three months ended January 31, 2003 and 2002, respectively, is as follows:

	North America
For the three months ended January 31, 2003	United States	Canada	Europe	Asia/ Pacific	Total
			(In thousands)
Sales-external customers	$94,568	$9,494	$39,537	$26,173	$169,772
Intersegment sales	4,443	956	57	—	5,456
Income (loss) from operations	4,874	544	(2,854)	395	2,959
	North America
For the three months ended January 31, 2002	United States	Canada	Europe	Asia/ Pacific	Total
			(In thousands)
Sales-external customers	$82,030	$7,461	$35,307	$23,738	$148,536
Intersegment sales	2,986	596	1,211	—	4,793
Income (loss) from operations	8,317	753	(532)	(225)	8,313

        Income from operations includes all costs and expenses directly related to the geographical area.

(6)    Derivative Instruments

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

        Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 138, requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivative instruments used as an economic hedge of existing foreign currency denominated assets or liabilities, the gain or loss on these derivatives is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in shareholders' equity and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. At January 31, 2003, derivative financial instruments designated as cash flow hedges by the Company with a notional contract amount of $24.4 million, resulted in a loss of $115,000, which is included in accrued expenses. At January 31, 2002, the net fair value of derivative financial instruments held by the Company was a gain of $1.1 million, which was recognized for the period in other current assets and was also reflected in shareholders' equity as a component of other comprehensive income.

(7)    Acquisition of Businesses

        On November 2, 2001, the Company acquired for approximately $9.3 million U.S. dollars (after working capital adjustments), all the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") in order to expand market share in the Asia/Pacific region. The accompanying consolidated statements of operations include the results of these transactions beginning November 2, 2001. Immediately following the transaction, the Company combined its Liquipac (bag-in-box) business with the liquibag systems business, which was part of the businesses it had acquired from Visypak, and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for approximately $8.9 million, resulting in a net gain of approximately $7 million. The venture is being operated in coordination with DS Smith's worldwide "Rapak" business. The Company does not have an effective controlling voting interest in this venture and as a result accounts for its investment under the equity method at January 31, 2003.

        A summary of the transactions is outlined below:

Acquisition of the shares of Visypak	Amounts in millions
Fair values of Visypak:
Net assets acquired:
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

(8)    Recently Adopted Statements of Financial Accounting Standards

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisitions, construction, development and/or normal use of assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on November 1, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on November 1, 2002. The adoption of SFAS No. 144 did not have an effect on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") and nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an effect on the Company's financial position or results of operations.

(9)    Accounting for Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information beginning with the company's first quarter ended January 31, 2003. The other are effective for the Company's 2004 fiscal year. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and related interpretations and provides the disclosures required by SFAS No. 123. The Company expects to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and has adopted the additional disclosure provisions of SFAS No. 148 effective November 1, 2002.

        The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended January 31,
	2003	2002
Risk-Free Interest Rates	4.05%	5.09%
Expected Lives	7.5	7.5
Expected Volatility	55.36%	55.66%

        Had compensation expense, net of income taxes, for all stock option grants in fiscal years 2003 and 2002 been determined in accordance with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

	For the three months ended January 31,
	2003	2002
	(in thousands, except per share data)
Net loss:
As Reported	$(4,206)	$6,017
Net Additional Compensation Expense under SFAS No. 123	(899)	(1,059)

Pro Forma	$(5,105)	$4,958

Basic loss per share:
As Reported	$(0.53)	$0.77
Pro Forma	$(0.65)	$0.64
Diluted loss per share:
As Reported	$(0.53)	$0.77
Pro Forma	$(0.65)	$0.63

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

        Resin costs generally average between 60% and 65% of the cost of goods sold. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins. As a result of frequent increases in resin prices during latter part of fiscal 2002, customer resistance and competitive pressure, we were not able to pass all of these increases to our customer during the three months ended January 31, 2003, and this adversely affected our revenue, gross profit and earnings. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

Results of Operations

Three Months Ended January 31, 2003, as Compared to Three Months Ended January 31, 2002

Net Sales and Gross Profit

        Net sales for the three months ended January 31, 2003, increased by $21.2 million, or 14.3% to $169.8 million from $148.5 million for the three months ended January 31, 2002. Excluding the positive impact of foreign exchange, worldwide net sales increased 8.6% for the 2003 first quarter. Net sales in North America increased to $104.1 million during the 2003 period from $89.5 million during the 2002 period, primarily due to an 11.1% increase in sales volume and a 4.7% increase in per unit average selling prices. This increase in average selling prices can be attributable to higher raw material costs, primarily resin, which were in place at the end of fiscal 2002 and were partially passed through to our customers during the current fiscal quarter because of the competitive market place. Net sales in Europe increased $4.2 million to $39.5 million for the first quarter of fiscal 2003 from $35.3 million for the same period in fiscal 2002, primarily due to positive impact of foreign exchange and an increase of 3.8% in volume sold, partially offset by a slight decrease in local currency average selling prices. Net sales in Asia/Pacific increased $2.4 million to $26.2 million during the 2003 period from $23.7 million for the 2002 period, primarily due to positive impact of foreign exchange, increase in average selling prices which resulted from product mix as well as increased raw material costs. These increases were offset by a decrease of 4.2% in sales volume compared to same period in fiscal 2002.

        Gross profit for the three months ended January 31, 2003, was $28.9 million compared to $31.6 million for the three months ended January 31, 2002. Gross profit in North America decreased 7.3% to $21.9 million for the three months ended January 31, 2003, as a result of higher raw material costs, primarily resin, which were not fully passed through to our customers in the highly competitive market place. Gross profit in Europe decreased 32.3% to $3.8 million for the three months ended January 31, 2003 from $5.7 million for the three months ended January 31,2002. This decrease can be attributed to the continuing general economic pressures of the region, the competitive marketplace and the inability to pass through all resin cost increases from the prior fiscal quarter. Asia/Pacific gross profit for the three months ended January 31, 2003, increased to $3.2 million from $2.4 million from the like period in the prior fiscal year. This increase was a result of change of sales mix to higher gross margin products which was partially offset by slightly lower sales volume.

Operating Expenses

        Operating expenses for the three months ended January 31, 2003, were $25.9 million an increase of $2.6 million, or 11.3% from $23.3 million for the same period in the prior fiscal year. Delivery expenses increased by $640,000 in the current period to $8.5 million from $7.8 million in the same period in the prior year, primarily due to an overall 8.0% increase in worldwide sales volume, which increased our third party delivery costs. Selling expenses increased by $1.1 million to $10.5 million from $9.4 million in the same period in the prior fiscal year. This increase can be primarily attributed to commissions paid on the increased sales volume on units sold during the period in combination with increases in travel and advertising costs. General and administrative expenses increased by $867,000 to $6.9 million from $6.1 million in the same period in the prior fiscal year. This general increase was not attributable to any item in any one area.

Interest Expense, Net

        Interest expense, net for the three months ended January 31, 2003, was $6.3 million compared to $6.5 million for the three months ended January 31, 2002. This decrease in interest expense resulted from lower average interest rates paid during the current period partially offset by higher average debt outstanding for the three months ended January 31, 2003.

Other Income (Expense)

        Other income (expense) for the three months ended January 31, 2003, amounted to a $1.3 million expense for the period, an increase of $1.1 million from $228,000 in the comparable prior year period. This amount included foreign currency transaction losses of $1.1 million realized during the current period versus losses of $172,000 in the prior year. The Company also recorded a loss on its investment in its joint venture of $196,000 for the current period, which was partially offset by gains on sales of equipment of $23,000.

Gain on Sale of Interest in Subsidiary

        On November 2, 2001, we acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $9.3 million U.S. dollars. Immediately following the acquisition, we combined our Liquipac (bag-in-a-box) business with the liquibag systems business we had acquired from Visypak in a new company and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for $8.9 million, resulting in a gain of approximately $7 million.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $50.8 million at January 31, 2003, compared to $46.6 million at October 31, 2002. This $4.2 million increase in working capital is primarily the result of the weakening of the United States dollar during the three months ended January 31, 2003, which increased translated working capital balances of our foreign subsidiaries. The remaining increases and decreases in components of our net working capital reflect the higher raw material costs associated with the operating activity for the period.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this new credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. If the loan's excess availability is less than $20.0 million, the Company must meet minimum EBITDA requirements. If the loan's excess availability is less than $10.0 million, the Company is subject to further restrictions including limitations on inter-company funding. Interest payable under this facility is based upon LIBOR plus a range of 2.25% to 3.00%. As of January 31, 2003, there was $51.3 million outstanding at 3.84% under this credit facility with additional availability of $22.5 million. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        We maintain various credit facilities at our foreign subsidiaries. At January 31, 2003, the aggregate amount outstanding under such facilities was $26.1 million of which $16.9 million is secured by various assets of the foreign subsidiaries. There was $6.5 million additional availability under these facilities at January 31, 2003. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        Our cash and cash equivalents were $1.6 million at January 31, 2003, as compared to $2.7 million at October 31, 2002. Net cash used in operating activities during the three months ended January 31, 2003, was $14.3 million, primarily due to a net loss for the period of $4.2 million, increases in accounts receivable and inventories (net of provision for losses) of $7.8 million, in deferred tax assets of $.7 million, increases in other current and long term assets of $3.0 million and reductions in accounts payable and accrued expenses of $7.2 million. These uses were offset by depreciation and amortization of $7.8 million, an increase in long-term liabilities of $0.7 million and a joint venture loss for the period of $0.2 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the three months ended January 31, 2003, was $5.3 million, resulting primarily from investment in buildings, machinery and equipment.

        Net cash provided by financing activities during the three months ended January 31, 2003, was $27.3 million, reflecting net borrowings of $24.0 million under available credit facilities, net proceeds from capital leases of 3.1 million and proceeds from stock issuances of $0.2 million.

        The remaining increases and decreases in the components of our financial position reflect normal operating activity.

        The Company's aggregate commitments under its Loan Agreement, Senior Subordinated Debentures, and foreign borrowings and non-cancelable operating lease agreements as of January 31, 2003 are as follows:

For the fiscal years ending October 31,	Borrowings And Capital Leases	Operating Leases	Total Commitment
	(in thousands)
2003 (balance of year)	$21,802	$6,483	$28,285
2004	2,249	7,332	9,581
2005	2,256	5,755	8,011
2006	2,263	3,868	6,131
2007(1)	252,829	3,087	255,916
Thereafter	1,931	6,037	7,968

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

        On November 1, 2001, the Company elected to adopt the provisions of SFAS No. 142. As required by SFAS No. 142, the Company performs an annual assessment as to whether there was an indication that goodwill is impaired. In connection therewith, the Company determined that its operations represented one reporting unit and annually determines, if the reporting unit's fair value exceeds the reporting unit's book value. If the reporting units fair value is less than the carrying value, the Company will be required to perform additional impairment tests. The Company performs its impairment test each September 30 and should the Company's carrying value exceed its fair value, the amount of any resulting in goodwill impairment may be material to the Company's financial position and results of operations. The Company assesses impairment of its other long-lived assets, primarily property, plant and equipment, in accordance with the provisions of SFAS No. 144.

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

  Interest Rates

        The Company may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At January 31, 2003, the Company was not a party to any interest rate swaps, collars or options.

        The fair value of the Company's fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2003, the carrying value of the Company's total debt was $279.9 million of which approximately $202.5 million was fixed rate debt.

        As of January 31, 2003, the estimated fair value of the Company's fixed rate debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $181.8 million.

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

        As of January 31, 2003, the Company had foreign exchange forward contracts outstanding with a notional contract amount of $136.9 million, all of which have a maturity of less than one year. At January 31, 2003, derivative financial instruments designated as cash flow hedges by the Company with a notional contract amount of $24.4 million, resulted in a loss of $115,000, which is included in accrued expenses. At January 31, 2002, the net fair value of derivative financial instruments held by the Company was a gain of $1.1 million, which was recognized for the period in other current assets and was also reflected in shareholders' equity as a component of other comprehensive income.

        The Company's foreign subsidiaries had third party outstanding debt of approximately $26.1 million and $15.2 million on January 31, 2003 and October 31, 2002, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

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

  Risk Factors

        You should carefully consider the risks and uncertainties we describe both above and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations, financial position or liquidity.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

  (a)
  Exhibit 11—Computation of weighted average number of shares outstanding. Pages 23

  (b)
  Exhibit 99-1—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 903 of the Sarbanes-Oxley Act of 2002. Pages 24-25

  Reports on Form 8-K:

        Current Reports on Form 8-K: None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Dated: March 17, 2003	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: March 17, 2003	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Principal Financial Officer and Director

EXECUTIVE OFFICERS 302 CERTIFICATIONS

I, J. Brendan Barba, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of AEP Industries Inc. (the "Company") for the three months ended January 31, 2003;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  6.
  The Company's other Global certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003 /s/ J. BRENDAN BARBA J. Brendan Barba Chief Executive Officer

EXECUTIVE OFFICERS 302 CERTIFICATIONS

I, Paul M. Feeney, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of AEP Industries Inc. (the "Company") for the three months ended January 31, 2003;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  6.
  The Company's other Global certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003 /s/ PAUL M. FEENEY Paul M. Feeney Chief Financial Officer

QuickLinks

  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K