Form 10-Q
period 2003-04-30
AEP INDUSTRIES INC
filed 2003-06-13
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-14450

AEP Industries Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 125 Phillips Avenue South Hackensack, New Jersey (Address of principal executive offices)	22-1916107 (I.R.S. Employer Identification No.) 07606 (Zip Code)

(201) 641-6600
(Registrant's telephone number, including area code)
 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at June 4, 2003
$.01 Par Value	8,135,844

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2003	October 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,070	$2,698
Accounts receivable, less allowance of $7,126 in 2003 and $6,590 in 2002 for doubtful accounts, respectively	104,041	101,209
Inventories, net	89,139	78,898
Deferred income taxes	4,849	5,806
Other current assets	13,093	10,981
Net assets held for sale	4,176	1,762

Total current assets	218,368	201,354

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $220,839 in 2003 and $193,841 in 2002	209,366	202,423
GOODWILL	31,972	32,924
INVESTMENT IN JOINT VENTURE	—	1,903
DEFERRED INCOME TAXES	22,263	17,947
OTHER ASSETS	12,738	12,480

TOTAL ASSETS	$494,707	$469,031

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$18,439	$10,706
Accounts payable	105,292	101,166
Accrued expenses	42,400	42,881

Total current liabilities	166,131	154,753

LONG-TERM DEBT	256,008	245,151
OTHER LONG-TERM LIABILITIES	10,758	7,483

Total liabilities	432,897	407,387
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,477,155 and 10,458,119 shares issued in 2003 and 2002, respectively	105	105
Additional paid-in capital	98,836	102,123
Treasury stock—at cost, 2,341,311 and 2,575,781 shares in 2003 and 2002, respectively	(52,006)	(57,213)
Retained earnings	46,660	54,262
Accumulated other comprehensive loss	(31,785)	(37,633)

Total shareholders' equity	61,810	61,644

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$494,707	$469,031

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2003	2002	2003	2002
NET SALES	$191,006	$161,015	$360,778	$309,551
COST OF SALES	159,442	125,629	300,349	242,566

Gross profit	31,564	35,386	60,429	66,985

OPERATING EXPENSES
Delivery	9,715	8,771	18,181	16,597
Selling	10,696	10,259	21,218	19,668
General and Administrative	7,373	6,451	14,291	12,502

Total operating expenses	27,784	25,481	53,690	48,767

Income from operations	3,780	9,905	6,739	18,218
OTHER INCOME (EXPENSE):
Interest expense, net	(6,428)	(6,200)	(12,753)	(12,733)
Gain on sale of interest in subsidiary	—	(184)	—	6,824
Other, net	(215)	(392)	(1,532)	(620)

	(6,643)	(6,776)	(14,285)	(6,529)

Income (loss) before provision for income taxes	(2,863)	3,129	(7,546)	11,689
PROVISION FOR INCOME TAXES	533	1,310	56	3,853

Net income (loss)	$(3,396)	$1,819	$(7,602)	$7,836

EARNINGS (LOSS) PER SHARE
Net income (loss) per common share—basic and diluted	$(0.42)	$0.23	$(0.95)	$1.00

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2003	2002	2003	2002
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$(3,396)	$1,819	$(7,602)	$7,836
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	2,401	4,065	5,861	4,732
Unrealized gain (loss) on cash flow hedges	102	(2,987)	(13)	(2,868)

Comprehensive income (loss)	$(893)	$2,897	$(1,754)	$9,700

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,602)	$7,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,850	14,455
Gain on sale of equipment	(177)	(141)
Gain on sale of interest in subsidiary	—	(6,824)
Provision for losses on accounts receivable and inventory	2,066	1,157
Joint venture loss	393	—
Changes in operating assets and liabilities, net of business acquisition and disposition:
(Increase) in accounts receivable	(3,561)	(1,355)
(Increase) in inventories	(11,578)	(8,603)
(Increase) in other current assets	(2,112)	(2,550)
(Increase) decrease in deferred income taxes	(1,132)	2,545
(Increase) decrease in other assets	(258)	1,312
Increase (decrease) in accounts payable	4,126	(2,757)
Increase (decrease) in accrued expenses	1,405	(2,703)
Increase (decrease) in other long-term liabilities	4,285	(1,075)

Net cash provided by operating activities	1,705	1,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,092)	(8,490)
Sales of equipment, net	440	253
Acquisition of business, net of cash acquired	—	(8,764)
Net proceeds from sale of interest in subsidiary	—	8,901

Net cash used in investing activities	(9,652)	(8,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on long-term debt	18,590	5,760
Payments under capitalized lease obligations	(1,010)	—
Proceeds from issuance of common stock	212	235

Net cash provided by financing activities	17,792	5,995

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(9,473)	1,063
NET DECREASE IN CASH	372	255
CASH AT BEGINNING OF PERIOD	2,698	3,204

CASH AT END OF PERIOD	$3,070	$3,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-interest	$12,045	$11,718

Cash paid during the period for-income taxes	$1,160	$1,142

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

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position as of April 30, 2003, and the results of operations for the three and six months ended April 30, 2003 and 2002, have been made. The results of operations for the three and six months ended April 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

(2)   Earnings Per Share (EPS)

        Basic earnings per share ("EPS") is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended April 30, 2003 and 2002, was 8,051,540 and 7,851,859, respectively. The number of shares used in such computation for the six months ended April 30, 2003 and 2002, was 7,968,271 and 7,824,473, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended April, 2003 and 2002, was 8,051,540 and 7,896,282, respectively. The number of shares used in such computation for the six months ended April, 2003 and 2002, was 7,968,271 and 7,853,026, respectively. The computation of diluted EPS includes 44,623 and 28,553, repectively, of incremental shares for options outstanding for the three and six months ended April 30, 2002. At April 30, 2003 and 2002, the Company had 340,635 and 254,347 of stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

(3)   Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	April 30, 2003	October 31, 2002
	(in thousands)
Raw materials	$24,907	$20,013
Finished goods	63,335	57,897
Supplies	4,052	4,054

	92,294	81,964
Less: Inventory reserve	3,155	3,066

Inventories, net	$89,139	$78,898

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 48% and 52% of total inventories at April 30, 2003 and October 31, 2002, respectively. Inventories would have been increased by $5.7 million and $1.9 million at April 30, 2003 and October 31, 2002, respectively, if the FIFO method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)   Other Income (Expense)

        For the three and six months ended April 30, 2003 and 2002, other income (expense) consists of the following:

	For the three months ended April 30,		For the six months ended April 30,
	2003	2002	2003	2002
	(In thousands)
Foreign currency exchange losses	$(240)	$(291)	$(1,375)	$(463)
Gain on sale of equipment	154	49	177	114
Joint venture (loss) income, net	(197)	—	(393)	27
Other miscellaneous	68	(150)	59	(298)

Total	$(215)	$(392)	$(1,532)	$(620)

(5)   Segment Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area for the three and six months ended April 30, 2003 and 2002, respectively, is as follows:

	North America
For the three months ended April 30, 2003	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$105,248	$12,042	$44,912	$28,804	$191,006
Intersegment sales	5,339	1,083	125	—	6,547
Income (loss) from operations	3,361	1,509	(1,782)	692	3,780
	North America
For the three months ended April 30, 2002	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$90,924	$9,158	$37,488	$23,445	$161,015
Intersegment sales	4,257	830	1,006	—	6,093
Income (loss) from operations	10,331	498	(532)	(392)	9,905
	North America
For the six months ended April 30, 2003	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$199,816	$21,536	$84,449	$54,977	$360,778
Intersegment sales	9,782	2,039	182	—	12,003
Income (loss) from operations	8,235	2,053	(4,636)	1,087	6,739
	North America
For the three months ended April 30, 2002	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$172,954	$16,619	$72,795	$47,183	$309,551
Intersegment sales	7,243	1,426	2,217	—	10,886
Income (loss) from operations	18,147	1,251	(563)	(617)	18,218

        Income from operations includes all costs and expenses directly related to the geographical area.

(6)   Derivative Instruments

        The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. Certain of the Company's intercompany loans are short term in nature. In those loans the Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. These derivatives do not qualify as hedges and gains and losses are recorded in the consolidated statements of operations. In addition, the Company hedges third party commitments with cash flow hedges. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on going basis the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective.

        Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 138, requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivative instruments used as an economic hedge of existing foreign currency denominated assets or liabilities, the gain or loss on these derivatives is recorded immediately in operations to offset the changes in the fair value of the related assets or liabilities being hedged. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in shareholders' equity and is reclassified into operations when the hedged transaction affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations. At April 30, 2003, derivative financial instruments designated as cash flow hedges by the Company with a notional contract amount of $1.7 million, resulted in a liability of $13,000, which is included in accrued expenses. At April 30, 2002, the net fair value of derivative financial instruments held by the Company was a liability of $1.9 million, which was recorded in accrued expenses and was also reflected in shareholders' equity as a component of accumulated other comprehensive income.

(7)   Recently Adopted Statements of Financial Accounting Standards

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

(8)   Accounting for Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information beginning with the Company's first quarter ended January 31, 2003. The other provisions of SFAS No. 148 are effective for the Company's 2004 fiscal year. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and related interpretations and provides the disclosures required by SFAS No. 123. The Company expects to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and has adopted the additional disclosure provisions of SFAS No. 148 effective November 1, 2002.

        The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended April 30,		For the six months ended April 30,
	2003	2002	2003	2002
Risk-Free Interest Rates	3.96%	5.21%	3.98%	5.13%
Expected Lives (years)	7.5	7.5	7.5	7.5
Expected Volatility	60.40%	56.76%	60.20%	56.06%
Dividend yield	0%	0%	0%	0%

        Had compensation expense, net of income taxes, for all stock option grants in fiscal years 2003 and 2002 been determined in accordance with SFAS No. 148, the Company's net loss and loss per share would have been as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$(3,396)	$1,819	$(7,602)	$7,836
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	6	(106)	(893)	(1,165)

Pro forma income (loss)	$(3,390)	$1,713	$(8,495)	$6,671

Basic income (loss) per share:
As reported	$(0.42)	$0.23	$(0.95)	$1.00

Pro forma	$(0.42)	$0.22	$(1.07)	$0.85

Diluted loss per share:
As reported	$(0.42)	$0.23	$(0.95)	$1.00

Pro forma	$(0.42)	$0.22	$(1.07)	$0.84

(9)   Commitment and Contingencies

        The Company is involved in routine litigation in the normal course of its business. Such proceedings are not expected to have a material adverse impact on the Company's results of operations, financial position or liquidity.

        The European Commission has served Company's Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company is cooperating with the European Commission in its investigation. Our last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter, and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company's Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

(10) Subsequent Event

        On May 14, 2003, The Company sold its 50.1 per cent ownership of Rapak Asia Pacific Limited to its joint venture partner, DS Smith (UK) Limited, for $7.6 million and that the Company will have a gain on the sale.

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

        Resin costs generally average between 60% and 65% of the cost of goods sold; however this rose to approximately 71% for some product lines during the most recent quarter. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins. As a result of frequent increases in resin prices during latter part of fiscal 2002 and during our first and second quarters of fiscal 2003, customer resistance and competitive pressure, we were not able to pass all of these increases to our customer during the three and six months ended April 30, 2003, and this adversely affected our revenue, gross profit and earnings. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

Results of Operations

Three Months Ended April 30, 2003, as Compared to Three Months Ended April 30, 2002

Net Sales and Gross Profit

        Net sales for the three months ended April 30, 2003, increased by $30.0 million, or 18.6% to $191.0 million from $161.0 million for the three months ended April 30, 2002. Excluding $13.9 million of positive impact of foreign exchange, worldwide net sales increased $16.1 million or 10.6% for the 2003 second quarter. Net sales in North America increased to $117.3 million during the 2003 period from $100.1 million during the 2002 period, primarily due a 19.3% increase in per unit average selling prices offset by a 1.7% decrease in sales volume. This increase in average selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were only partially passed through to our customers during the current fiscal quarter. Net sales in Europe increased $7.4 million to $44.9 million for the second quarter of fiscal 2003 from $37.5 million for the same period in fiscal 2002, primarily due to an increase in average selling prices of 24.4% that was a result of the positive impact of foreign exchange of $8.4 million partially offset by a decrease of 3.7% in sales volume. Net sales in Asia/Pacific increased $5.4 million to $28.8 million during the 2003 period from $23.4 million for the 2002 period, primarily due to the positive impact of foreign exchange of $4.8 million, the increase in average selling prices which resulted from product mix and increased raw material costs and a 1% increase in sales volume compared to the same period in fiscal 2002.

        Gross profit for the three months ended April 30, 2003, was $31.6 million compared to $35.4 million for the three months ended April 30, 2002. Gross profit in North America decreased 16.7% to $22.4 million for the three months ended April 30, 2003, as a result of higher raw material costs, primarily resin, which were not fully passed through to our customers because of the highly competitive market place. Gross profit in Europe decreased 16.7% to $5.4 million for the three months ended April 30, 2003 from $6.5 million for the three months ended April 30, 2002. This decrease is attributed to the continuing general economic pressures of the region, the competitive market place and the inability to pass through all resin cost increases during the current period. Asia/Pacific gross profit for the three months ended April 30, 2003, increased to $3.8 million from $2.0 million for the like period in the prior fiscal year. This increase was a result of the change of sales mix to higher gross margin products and slightly higher sales volume.

Operating Expenses

        Operating expenses for the three months ended April 30, 2003, were $27.8 million, an increase of $2.3 million, or 9.0% from $25.5 million for the same period in the prior fiscal year. Excluding $1.9 million of negative impact of foreign exchange, worldwide operating expenses increased $400,000 or 1.6% for the 2003 second quarter. Delivery expenses increased by $944,000 in the current period to $9.7 million from $8.8 million in the same period in the prior year, primarily due to negative foreign exchange impact of $500,000 and increases in third party delivery costs of $400,000 partially due to fuel surcharges in the United States. Selling expenses increased by $437,000 to $10.7 million from $10.3 million in the same period in the prior fiscal year. This increase is primarily attributed to the negative impact of foreign exchange of $600,000, third party commissions paid on the increased sales volume during the period, which were partially offset with a general reduction in selling expenses at our foreign locations. General and administrative expenses increased by $922,000 to $7.4 million from $6.5 million in the same period in the prior fiscal year. This general increase was primarily due to negative foreign exchange impact of $700,000 on overall general and administrative expenses.

Interest Expense, Net

        Interest expense, net for the three months ended April 30, 2003, was $6.4 million compared to $6.2 million for the three months ended April 30, 2002. This increase in interest expense resulted from higher average debt outstanding for the three months ended April 30, 2003, which was partially offset by lower average interest rates paid during the current period.

Other Income (Expense)

        Other income (expense) for the three months ended April 30, 2003, was a $215,000 expense for the period, a decrease of $177,000 from $392,000 in the comparable prior year period. This amount included foreign currency transaction losses of $240,000 realized during the current period versus losses of $291,000 in the prior year. We also recorded a loss of $197,000 from the operations of our joint venture for the current period, which was partially offset by gains on sales of equipment of $154,000.

Six Months Ended April 30, 2003, as Compared to Six Months Ended April 30, 2002

Net Sales and Gross Profit

        Net sales for the six months ended April 30, 2003, increased by $51.2 million, or 16.6% to $360.8 million from $309.6 million for the six months ended April 30, 2002. Excluding the positive impact $22.3 million of foreign exchange, worldwide net sales increased $28.9 or 9.3% for the 2003 second quarter. Net sales in North America increased to $221.4 million during the 2003 period from $189.6 million during the 2002 period, primarily due a 12.1% increase in per unit average selling prices and an increase of 4.2% in sales volume. This increase in average selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were only partially passed through to our customers during the six months ended April 30, 2003. Net sales in Europe increased $11.7 million to $84.4 million for the second quarter of fiscal 2003 from $72.8 million for the same period in fiscal 2002, primarily due to an increase in average selling prices of 16.3% that was a result of the positive impact of foreign exchange of $13.4 million offset by a partial pass through of lower resin costs to our PVC customers and a change in our product mix. Net sales in Asia/Pacific increased $7.8 million to $55.0 million during the 2003 period from $47.2 million for the 2002 period, primarily due to the positive impact of foreign exchange and an increase in average selling prices which resulted from product mix and increased raw material costs.

        Gross profit for the six months ended April 30, 2003, was $60.4 million compared to $67.0 million for the six months ended April 30, 2002. Gross profit in North America decreased 12.3% to $44.2 million for the six months ended April 30, 2003, as a result of higher raw material costs, primarily resin, which were not fully passed through to our customers because of the highly competitive market place which was partially offset by an increase of 4.2% in volume. Gross profit in Europe decreased 23.9% to $9.3 million for the six months ended April 30, 2003 from $12.2 million for the six months ended April 30, 2002. This decrease is attributed to the continuing general economic pressures of the region, the competitive marketplace and the inability to pass through all resin cost increases during the current period. Asia/Pacific gross profit for the six months ended April 30, 2003, increased to $6.9 million from $4.4 million for the like period in the prior fiscal year. This increase was a result of the change of sales mix to higher gross margin products, offset by a decrease of 1.8% in sales volume.

Operating Expenses

        Operating expenses for the six months ended April 30, 2003 were $53.7 million, an increase of $4.9 million, or 10.1% from $48.8 million for the same period in the prior fiscal year. Excluding the negative impact of foreign exchange of $3.2 million, worldwide operating expenses increased by $1.7 million or 3.5% for the 2003 second quarter. Delivery expenses increased by $1.6 million in the current period to $18.2 million from $16.6 million in the same period in the prior year, primarily due to negative foreign exchange impact of $800,000, in addition to $800,000 in increased third party delivery costs due to an overall 2.6% increase in worldwide sales volume, which included fuel surcharges in the United States. Selling expenses increased by $1.5 million to $21.2 million from $19.7 million in the same period in the prior fiscal year. This increase can be primarily attributed to the negative impact of foreign exchange of $1.1 million, outside commissions paid on the increased sales volume during the period and increases in travel and advertising costs. General and administrative expenses increased by $1.8 million to $14.3 million from $12.5 million in the same period in the prior fiscal year. This general increase was primarily due to negative foreign exchange impact of $1.3 million on overall foreign general and administrative expenses. The balance of the other increases is attributable to insurance, healthcare and third party consulting fees.

Interest Expense, Net

        Interest expense, net for the six months ended April 30, 2003, was $12.8 million compared to $12.7 million for the six months ended April 30, 2002. This slight increase in interest expense resulted from higher average debt outstanding for the six months ended April 30, 2003 offset by lower average interest rates paid during the current period.

Other Income (Expense)

        Other income (expense) for the six months ended April 30, 2003, amounted to a $1.5 million expense for the period, an increase of $912,000 from $620,000 in the comparable prior year period. This amount included foreign currency transaction losses of $1.4 million realized during the current period versus losses of $463,000 in the prior year. We also recorded a loss of $393,000 from the operations of our joint venture for the current period, which was partially offset by gains on sales of equipment of $177,000.

Gain on Sale of Interest in Subsidiary

        On November 2, 2001, We acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $9.3 million U.S. dollars. Immediately following the acquisition, we combined our Liquipac (bag-in-a-box) business with the liquibag systems business we had acquired from Visypak in a new company and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for $8.9 million, resulting in a gain of approximately $7 million. See Subsequent Event—Footnote Number. 10.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $52.2 million at April 30, 2003, compared to $46.6 million at October 31, 2002. This $5.6 million increase in working capital is primarily the result of the weakening of the United States dollar during the six months ended April 30, 2003, which increased translated working capital balances of our foreign subsidiaries. The remaining increases and decreases in components of our net working capital reflect the higher raw material costs associated with the operating activity for the period.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this new credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The new credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If the loan's excess availability is less than $20.0 million, the Company must meet minimum EBITDA requirements. If the loan's excess availability is less than $10.0 million, the Company is subject to further restrictions including limitations on inter-company funding. During the period the excess availability under this credit facility ranged from $14.6 million to $36.6 million. Interest payable under this facility is based upon LIBOR plus a range of 2.25% to 3.00%. As of April 30, 2003, there was $44.9 million outstanding at 4.04% under this credit facility with additional availability of $36.6 million. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        We maintain various credit facilities at our foreign subsidiaries. At April 30, 2003, the aggregate amount outstanding under such facilities was $27.2 million of which $16.1 million is secured by various assets of the foreign subsidiaries. There was $8.2 million additional availability under these facilities at April 30, 2003. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        Our cash and cash equivalents were $3.1 million at April 30, 2003, as compared to $2.7 million at October 31, 2002. Net cash provided by operating activities during the six months ended April 30, 2003, was $1.7 million, primarily due to depreciation and amortization of $15.9 million, increases in accounts payable and accrued expenses of $5.5 million, an increase in long-term liabilities of $4.3 million and a joint venture loss for the period of $0.4 million. These uses were offset by a net loss for the period of $7.6 million, increases in accounts receivable and inventories (net of provision for losses) of $13.1 million, increases in deferred tax assets of $1.1 million, gain on sale of equipment of $177,000 and increases in other current and long term assets of $2.4 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the six months ended April 30, 2003, was $9.7 million, resulting primarily from investment in buildings, machinery and equipment.

        Net cash provided by financing activities during the six months ended April 30, 2003, was $17.8 million, reflecting net borrowings of $18.6 million under available credit facilities and proceeds from stock issuances of $0.2 million offset by payments made under capital leases of $1.0 million

        The remaining increases and decreases in the components of our financial position reflect normal operating activity.

        The Company's aggregate commitments under its Loan Agreement, Senior Subordinated Debentures, and foreign borrowings and non-cancelable operating lease agreements, as of April 30, 2003, are as follows:

For the fiscal years ending October 31,	Borrowings And Capital Leases	Operating Leases	Total Commitment
	(in thousands)
2003 (balance of year)	$18,832	$4,542	$23,375
2004	3,216	7,738	10,954
2005	3,223	6,153	9,376
2006	3,230	4,241	7,471
2007(1)	247,391	3,394	250,785
Thereafter	1,866	6,056	7,922

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

  Contingencies

        The Company's Holland subsidiary has been served by the European Commission with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company is cooperating with the European Commission in its investigation. Our last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company's Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

Critical Accounting Policies

        Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgements on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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
  Derivative instruments-cash flow hedges

  •
  Purchase accounting and valuation of investment in joint venture

  •
  Impairment of long-lived assets

        The Company recognizes sales and cost of sales at the time the product is shipped to the customer and records estimated reductions to revenue for customer rebates, promotions or other incentive programs. Customer rebate programs are based upon annual rebate agreements based upon predetermined sales volume requirements and accrued at each customers agreed rebate percentage. If market conditions were to decline, the Company may take actions to increase customer incentive programs, thus resulting in a reduction of gross sales and profit at the time the incentive is offered.

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

        The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. Certain of the Company's intercompany loans are short term in nature. In those loans the Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. These derivatives do not qualify as hedges and gains and losses are recorded in the consolidated statements of operations. In addition, the Company hedges third party commitments with cash flow hedges. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on going basis the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective.

        The acquisition of Visypak in November 2001 was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. We formed a New Zealand company, Rapak Asia Pacific Ltd. ("Rapak") and sold 49.9% of the venture to DS Smith as part of a joint venture agreement for the operation of Rapak. Rapak acquired the "bag-in-box" business conducted by Visy in New Zealand and Australia, and we transferred our New Zealand Liquipac business to Rapak. Since the Company does not have an effective controlling voting interest in this venture, it has accounted for its investment under the equity method of accounting. The Company records its equity in the income or losses of this investee based upon the best information available as of the date of the financial statements. Adjustments, if any, to these amounts are made in the period that such information becomes available. See Subsequent Event—Footnote Number. 11.

        On November 1, 2001, the Company elected to adopt the provisions of SFAS No. 142. As required by SFAS No. 142, the Company performs an annual assessment as to whether there was an indication that goodwill is impaired. In connection therewith, the Company determined that its operations represented one reporting unit and annually determines if the reporting unit's fair value exceeds the reporting unit's book value. If the reporting units fair value is less than the carrying value, the

Company will be required to perform additional impairment tests. The Company performs its annual impairment test each September 30. Should the Company's carrying value of the goodwill exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company's financial position and results of operations. The Company also reviews its financial position quarterly for other trigging events as described in SFAS No. 142 for any impairment. For the quarter ended April 30, 2003, management does not believe a trigging event has occurred. The Company assesses impairment of its other long-lived assets, primarily property, plant and equipment, in accordance with the provisions of SFAS No. 144.

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

  Interest Rates

        The Company may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At April 30, 2003, the Company was not a party to any interest rate swaps, collars or options.

        The fair value of the Company's fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2003, the carrying value of the Company's total debt was $274.4 million of which approximately $202.4 million was fixed rate debt.

        As of April 30, 2003, the estimated fair value of the Company's fixed rate debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $205.3 million.

  Foreign Exchange

        The Company enters into derivative financial instruments (principally foreign exchange forward contracts against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to hedge intercompany transactions and trade sales and purchases. Certain of the Company's intercompany loans are short term in nature. In those loans the Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

        As of April 30, 2003, the Company had foreign exchange forward contracts outstanding with a notional contract amount of $61.9 million, all of which have a maturity of less than one year. At April 30, 2003, derivative financial instruments designated as cash flow hedges by the Company with a notional contract amount of $1.7 million, resulted in a liability of $13,000, which is included in accrued expenses. At April 30, 2002, the net fair value of derivative financial instruments held by the Company was a liability of $1.9 million, which was recorded for the period in other current assets and was also reflected in shareholders' equity as a component of accumulated other comprehensive income.

        The Company's foreign subsidiaries had third party outstanding debt of approximately $27.2 million and $15.2 million on April 30, 2003 and October 31, 2002, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

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

  Risk Factors

        You should carefully consider the risks and uncertainties we describe both above and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on the Company's results of operations, financial position or liquidity.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a)
Exhibit 11-Computation of weighted average number of shares outstanding. Pages 23

(b)
Exhibit 99-1-Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 903 of            the Sarbanes-Oxley Act of 2002. Pages 24-25

Reports on Form 8-K:

        Current Reports on Form 8-K: None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.
Dated: June 13, 2003	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: June 13, 2003	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Principal Financial Officer and Director

EXECUTIVE OFFICERS 302 CERTIFICATIONS

I, J. Brendan Barba, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of AEP Industries Inc. (the "Company") for the three months ended April 30, 2003;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  6.
  The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

/s/ J. BRENDAN BARBA
J. Brendan Barba
Chief Executive Officer

EXECUTIVE OFFICERS 302 CERTIFICATIONS

I, Paul M. Feeney, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of AEP Industries Inc. (the "Company") for the three months ended April 30, 2003;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company "s auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  6.
  The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

/s/ PAUL M. FEENEY
Paul M. Feeney
Chief Financial Officer

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
PART II-OTHER INFORMATION
SIGNATURES
EXECUTIVE OFFICERS 302 CERTIFICATIONS
EXECUTIVE OFFICERS 302 CERTIFICATIONS