Form 10-Q
period 2003-07-31
AEP INDUSTRIES INC
filed 2003-09-15
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at September 10, 2003
$.01 Par Value	8,176,744

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share amounts)

	July 31, 2003	October 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,577	$2,698
Accounts receivable, less allowance of $7,608 in 2003 and $6,590 in 2002 for doubtful accounts, respectively	106,534	101,209
Inventories, net	79,402	78,898
Deferred income taxes	7,622	5,806
Other current assets	12,297	10,981
Net assets held for sale	2,017	1,762

Total current assets	209,449	201,354

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $235,592 in 2003 and $193,841 in 2002	208,824	202,423
GOODWILL	31,490	32,924
INVESTMENT IN JOINT VENTURE	—	1,903
DEFERRED INCOME TAXES	18,420	17,947
OTHER ASSETS	10,491	12,480

TOTAL ASSETS	$478,674	$469,031

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$20,235	$10,706
Accounts payable	89,453	101,166
Accrued expenses	40,110	42,881

Total current liabilities	149,798	154,753

LONG-TERM DEBT	253,891	245,151
OTHER LONG-TERM LIABILITIES	11,016	7,483

Total liabilities	414,705	407,387
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,477,155 and 10,458,119 shares issued in 2003 and 2002, respectively	105	105
Additional paid-in capital	99,085	102,123
Treasury stock—at cost, 2,341,311 and 2,575,781 shares in 2003 and 2002, respectively	(52,006)	(57,213)
Retained earnings	44,627	54,262
Accumulated other comprehensive loss	(27,842)	(37,633)

Total shareholders' equity	63,969	61,644

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$478,674	$469,031

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2003	2002	2003	2002
NET SALES	$190,130	$173,682	$550,908	$483,233
COST OF SALES	160,092	143,519	460,441	386,085

Gross profit	30,038	30,163	90,467	97,148

OPERATING EXPENSES
Delivery	8,160	9,602	26,341	26,199
Selling	10,972	10,343	32,190	30,011
General and administrative	7,960	6,937	22,251	19,439

Total operating expenses	27,092	26,882	80,782	75,649

Income from operations	2,946	3,281	9,685	21,499
OTHER INCOME (EXPENSE):
Interest expense, net	(6,463)	(6,205)	(19,216)	(18,938)
Gain on sale of interest in subsidiary	—	—	—	6,824
Gain on sale of interest in joint venture	5,892	—	5,892	—
Other, net	(1,128)	(935)	(2,660)	(1,555)

	(1,699)	(7,140)	(15,984)	(13,669)

Income (loss) before provision for income taxes	1,247	(3,859)	(6,299)	7,830
PROVISION (BENEFIT) FOR INCOME TAXES	3,280	(1,371)	3,336	2,482

Net income (loss)	$(2,033)	$(2,488)	$(9,635)	$5,348

EARNINGS (LOSS) PER SHARE
Net income (loss) per common share—basic and diluted	$(0.25)	$(0.32)	$(1.20)	$0.68

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2003	2002	2003	2002
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$(2,033)	$(2,488)	$(9,635)	$5,348
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	4,113	(2,423)	9,977	2,309
Unrealized gain (loss) on cash flow hedges	(173)	480	(186)	(2,388)

Comprehensive income (loss)	$1,907	$(4,431)	$156	$5,269

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,635)	$5,348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,089	21,965
(Gain) loss on sale of equipment	42	(109)
Gain on sale of investment in joint venture	(5,892)	—
Gain on sale of interest in subsidiary	—	(6,824)
Provision for losses on accounts receivable and inventory	3,138	1,603
Joint venture loss (income)	1,038	(27)
Changes in operating assets and liabilities, net of business acquisition and disposition:
(Increase) in accounts receivable	(6,485)	(5,867)
(Increase) in inventories	(2,482)	(11,299)
(Increase) in other current assets	(1,316)	(1,692)
(Increase) decrease in deferred income taxes	1,464	(177)
Decrease in other assets	1,989	992
Increase (decrease) in accounts payable	(11,713)	12,037
Decrease in accrued expenses	(1,302)	(7,341)
Increase (decrease) in other long-term liabilities	4,635	(1,085)

Net cash provided by (used in) operating activities	(2,430)	7,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,156)	(13,470)
Sales of equipment, net	1,720	242
Acquisition of business, net of cash acquired	—	(8,764)
Net proceeds from sale of investment in joint venture	7,472	—
Net proceeds from sale of interest in subsidiary	—	8,901

Net cash used in investing activities	(3,964)	(13,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on long-term debt	18,269	9,397
Payments under capitalized lease obligations	(1,162)	—
Proceeds from issuance of common stock	461	526

Net cash provided by financing activities	17,568	9,923

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(12,295)	(5,873)
NET DECREASE IN CASH	(1,121)	(1,517)
CASH AT BEGINNING OF PERIOD	2,698	3,204

CASH AT END OF PERIOD	$1,577	$1,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,945	$22,877

Cash paid during the period for income taxes	$1,695	$1,460

NON-CASH ACTIVITIES:
Capitalized lease obligation	$3,987	—

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

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position as of July 31, 2003, and the results of operations for the three and nine months ended July 31, 2003 and 2002, have been made. The results of operations for the three and nine months ended July 31, 2003, are not necessarily indicative of the results to be expected for the full year.

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

(2)   Earnings Per Share (EPS)

        Basic earnings per share ("EPS") is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended July 31, 2003 and 2002, was 8,146,958 and 7,869,750, respectively. The number of shares used in such computation for the nine months ended July 31, 2003 and 2002, was 8,028,488 and 7,839,731, respectively. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). The number of shares used in such computation for the three months ended July 31, 2003 and 2002, was 8,146,958 and 7,869,750, respectively. The number of shares used in such computation for the nine months ended July 31, 2003 and 2002, was 8,028,488 and 7,883,855, respectively. The computation of diluted EPS includes 44,124 of incremental shares for options outstanding for the nine months ended July 31, 2002. At July 31, 2003 and 2002, the Company had 147,130 and 328,253 of stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

(3)   Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	July 31, 2003	October 31, 2002
	(in thousands)
Raw materials	$21,150	$20,013
Finished goods	57,047	57,897
Supplies	4,157	4,054

	82,354	81,964
Less: Inventory reserve	2,952	3,066

Inventories, net	$79,402	$78,898

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 44% and 52% of total inventories at July 31, 2003 and October 31, 2002, respectively. Inventories would have been increased by $3.3 million and $1.9 million at July 31, 2003 and October 31, 2002, respectively, if the FIFO method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)   Other Income (Expense)

        For the three and nine months ended July 31, 2003 and 2002, other income (expense) consists of the following:

	For the three months ended July 31,		For the nine months ended July 31,
	2003	2002	2003	2002
	(In thousands)
Foreign currency exchange losses	$(457)	$(801)	$(1,832)	$(1,264)
Gain (loss) on sale of equipment	(219)	(5)	(42)	109
Joint venture (loss) income, net	(645)	—	(1,038)	27
Other miscellaneous	193	(129)	252	(427)

Total	$(1,128)	$(935)	$(2,660)	$(1,555)

(5)   Segment Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area for the three and nine months ended July 31, 2003 and 2002, respectively, is as follows:

	North America
For the three months ended July 31, 2003	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$100,573	$11,306	$46,248	$32,003	$190,130
Intersegment sales	4,634	1,141	363	—	6,138
Income (loss) from operations	3,745	1,705	(3,156)	652	2,946
	North America
For the three months ended July 31, 2002	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$94,525	$11,603	$42,635	$24,919	$173,682
Intersegment sales	5,290	890	983	—	7,163
Income (loss) from operations	3,332	1,569	(921)	(699)	3,281
	North America
For the nine months ended July 31, 2003	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$300,389	$32,842	$130,697	$86,980	$550,908
Intersegment sales	14,416	3,180	545	—	18,141
Income (loss) from operations	11,980	3,758	(7,792)	1,739	9,685
	North America
For the nine months ended July 31, 2002	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$267,479	$28,222	$115,430	$72,102	$483,233
Intersegment sales	12,533	2,316	3,200	—	18,049
Income (loss) from operations	21,479	2,820	(1,484)	(1,316)	21,499

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

        Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 138, requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivative instruments used as an economic hedge of existing foreign currency denominated assets or liabilities, the gain or loss on these derivatives is recorded immediately in operations to offset the changes in the fair value of the related assets or liabilities being hedged. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in shareholders' equity and is reclassified into operations when the hedged transaction affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations. At July 31, 2003, derivative financial instruments designated as cash flow hedges by the Company with a notional contract amount of $5.4 million, resulted in a liability of $186,000, which is included in accrued expenses. At July 31, 2002, the net fair value of derivative financial instruments held by the Company was a liability of $1.4 million, which was recorded in accrued expenses and was also reflected in shareholders' equity as a component of accumulated other comprehensive income.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") and nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an effect on the Company's financial position or results of operations.

(8)   Accounting for Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information beginning with the Company's first quarter ended January 31, 2003. The other provisions of SFAS No. 148 are effective for the Company's 2004 fiscal year. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and related interpretations and provides the disclosure required by SFAS No. 123. The Company expects to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and has adopted the additional disclosure provisions of SFAS No. 148 effective November 1, 2002.

        The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended July 31,		For the nine months ended July 31,
	2003	2002	2003	2002
Risk-Free Interest Rates	5.59%	5.91%	5.61%	5.63%
Expected Lives (years)	7.5	7.5	7.5	7.5
Expected Volatility	54.55%	53.48%	51.24%	51.12%
Dividend yield	0%	0%	0%	0%

        Had compensation expense, net of income taxes, for all stock option grants in fiscal years 2003 and 2002 been determined in accordance with SFAS No. 148, the Company's net loss and loss per share would have been as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2003	2002	2003	2002
Net income (loss), as reported	$(2,033)	$(2,488)	$(9,635)	$5,348
Add: Stock-based compensation expense recognized	—	—	—	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	458	(50)	(367)	(1,108)

Pro forma net income (loss)	$(1,575)	$(2,538)	$(10,002)	$4,240

Basic and Diluted income (loss) per share:
As reported	$(0.25)	$(0.32)	$(1.20)	$0.68

Pro forma	$(0.19)	$(0.32)	$(1.25)	$0.54

        Effective June 26, 2003, the Company received an aggregate of 86,470 stock options issued to officers other than the Chief Executive Officer and Chief Financial Officer of the Company who are

reporting officers under Section 16 of the Securities Exchange Act ("Reporting Officers"), and received the surrender of an aggregate of 237,620 stock options issued to employees and other officers of the Company.

        Under the arrangement with the optionees, the Reporting Officers will receive an aggregate of 56,205 stock options on December 29, 2003 (65% of the stock options surrendered) and the employees and other officers will receive an aggregate of 190,096 stock options on that date (80% of the stock options surrendered). The new stock options will be for ten years from December 29, 2003 at the option exercise price which is the higher of the fair market value of Registrant's stock on June 26, 2003 and December 29, 2003, and will vest at the rate of 20% per year commencing December 29, 2003, with the first 20% of options granted vesting on December 29, 2004.

(9)   Commitment and Contingencies

        The Company is involved in routine litigation in the normal course of its business. Such proceedings are not expected to have a material adverse impact on the Company's results of operations, financial position or liquidity.

        The European Commission has served the Company's Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company is cooperating with the European Commission in its investigation. The Company's last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter, and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company's Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

(10) Sale of Joint Venture

        On May 14, 2003, the Company sold its 50.1 per-cent ownership of Rapak Asia Pacific Limited ("Rapak") to its joint venture partner, DS Smith (UK) Limited and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, the Company's share of Rapak losses amounted to approximately $1 million, which reduced the investment value to $1.6 million. The sale produced a pre-tax gain of $5.9 million ($3.5 million after tax), which is included within the balance of the other income (expense) in the accompanying statement of operations for the three and nine month period ended July 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. We currently have manufacturing operations located in nine countries in North America, Europe, and the Asia/Pacific region. We manufacture plastic films, principally from resins blended with other raw materials. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

        Resin costs generally average between 60% and 65% of the cost of goods sold; however this rose to approximately 71% for some product lines during the nine months ended July 31, 2003. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins. While we experienced some pricing relief during the third quarter of 2003, the frequent increases in resin prices during latter part of fiscal 2002 and during our first and second quarters of fiscal 2003, resulted in customer resistance and competitive pressure, and we were not able to pass all of these increases to our customers during the nine months ended July 31, 2003. This adversely affected our revenue, gross profit and earnings. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

Results of Operations

Three Months Ended July 31, 2003, as Compared to Three Months Ended July 31, 2002

Net Sales and Gross Profit

        Net sales for the three months ended July 31, 2003, increased by $16.4 million, or 9.5% to $190.1 million from $173.7 million for the three months ended July 31, 2002. The increase in net sales included $14.1 million of positive impact of foreign exchange and other increases of $2.3 million or 1.3% for the 2003 third quarter. Net sales in North America increased to $111.9 million during the 2003 period from $106.2 million during the 2002 period, primarily due to a 18.8% increase in per unit average selling prices offset by a 11.3% decrease in sales volume. This increase in average selling prices is attributable to higher raw material costs, primarily resin, which were incurred during the first six months of fiscal 2003 and because of the competitive market place, could only be partially passed through to our customers during the current fiscal period. Net sales in Europe increased $3.6 million to $46.2 million for the third quarter of fiscal 2003 from $42.6 million for the same period in fiscal 2002, primarily due to an increase in average selling prices of 16.6% as a result of the positive impact of foreign exchange of $7.8 million partially offset by a decrease of 7.0% in sales volume. Net sales in Asia/Pacific increased $7.1 million to $32.0 million during the 2003 period from $24.9 million for the 2002 period, primarily due to the positive impact of foreign exchange of $5.0 million, the increase in average selling prices which resulted from change in product mix to higher gross margin products and the pass through of increased raw material costs and a 1.1% increase in sales volume compared to the same period in fiscal 2002.

        Gross profit for the three months ended July 31, 2003, was $30.0 million compared to $30.2 million for the three months ended July 31, 2002. Gross profit in North America decreased 1.8% to

$21.6 million for the three months ended July 31, 2003 from $22.0 million in fiscal 2002. The primary reason for this reduction in gross profit was an 11.3% decrease in volume sold, which also resulted in higher overhead costs for the period. This decrease in gross profit was partially offset by the passing through to our customers of higher raw material costs, primarily resin, which we were not able pass through in the prior fiscal quarters. Gross profit in Europe decreased 27.2% to $4.3 million for the three months ended July 31, 2003 from $5.9 million for the three months ended July 31, 2002. This decrease is attributed to the continuing general economic pressures of the region, the competitive market place and the inability to pass through all resin cost increases during this period. Asia/Pacific gross profit for the three months ended July 31, 2003, increased to $4.1 million from $2.3 million for the like period in the prior fiscal year. This increase was a result of the change of sales mix to higher gross margin products and slightly higher sales volume.

Operating Expenses

        Operating expenses for the three months ended July 31, 2003, were $27.1 million, an increase of $210,000, or 0.8% from $26.9 million for the same period in the prior fiscal year. The increase in operating expenses includes $1.9 million of negative impact of foreign exchange, partially offset by decreases of $1.7 million or 6.4% in other operating expenses for the 2003 third quarter. Delivery expenses decreased by $1.4 million in the current period to $8.2 million from $9.6 million in the same period in the prior year, primarily due to the 9.4% decrease in sales volume and decreases in third party per unit delivery costs offset by negative foreign exchange impact of $500,000. Selling expenses increased by $629,000 or 6.1% to $11.0 million from $10.3 million in the same period in the prior fiscal year. This increase is primarily attributed to the negative impact of foreign exchange of $700,000. General and administrative expenses increased by $1.1 to $8.0 million from $6.9 million in the same period in the prior fiscal year. This general increase was primarily due to negative foreign exchange impact of $700,000 on overall general and administrative expenses and increases in general and health and life insurance costs in the United States for the period.

Interest Expense, Net

        Interest expense, net, for the three months ended July 31, 2003, was $6.5 million compared to $6.2 million for the three months ended July 31, 2002. This increase in interest expense resulted from higher average debt outstanding for the three months ended July 31, 2003, which was partially offset by lower average interest rates paid during the period.

Other Income (Expense)

        Other income (expense) for the three months ended July 31, 2003, was $1.1 million expense for the period, an increase of $193,000 from $935,000 in the comparable prior year period. This amount included foreign currency transaction losses of $457,000 realized during the current period versus losses of $801,000 in the prior year period. The Company also recorded a loss of $645,000 from the operations of its joint venture, sold during the period, as well as a net loss on sales of equipment of $219,000 for the current period.

Gain on Sale of Interest in Joint Venture

        On May 14, 2003, the Company sold its 50.1 per cent ownership of Rapak Asia Pacific Limited ("Rapak") to its joint venture partner, DS Smith (UK) Limited and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, the Company's share of Rapak losses amounted to approximately $1 million, which reduced the investment value to $1.6 million. The sale produced a gain of $5.9 million ($3.5 million after tax).

Provision (Benefit) for Income Taxes

        The provision for income taxes for the three months ended July 31, 2003 was $3.3 million, which resulted in higher effective tax rate versus the normal statutory Federal tax rate for the period. The primary reason for the effective tax rate increase was the Company's inability to recognize current tax benefits of $2.6 million attributable to losses by some of Company's foreign operations.

Nine Months Ended July 31, 2003, as Compared to Nine Months Ended July 31, 2002

Net Sales and Gross Profit

        Net sales for the nine months ended July 31, 2003, increased by $67.7 million, or 14.0% to $550.9 million from $483.2 million for the nine months ended July 31, 2002. The increase in net sales included $36.5 million of positive impact of foreign exchange and other increases of $31.2 or 6.5% for the 2003 nine month period. Net sales in North America increased to $333.2 million during the 2003 period from $295.7 million during the 2002 period, primarily due a 14.2% increase in per unit average selling prices offset by a decrease of 1.3% in sales volume. This increase in average selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were only partially passed through to customers during the nine months ended July 31, 2003. Net sales in Europe increased $15.3 million to $130.7 million for the first nine months of fiscal 2003 from $115.4 million for the same period in fiscal 2002, primarily due to an increase in average selling prices of 16.2% that was a result of the positive impact of foreign exchange of $21.3 million offset by a decrease in sales volume of 2.6%. Net sales in Asia/Pacific increased $14.9 million to $87.0 million during the 2003 period from $72.1 million for the 2002 period, primarily due to the positive impact of foreign exchange of $13.0 million, which increased average selling prices. A change in product mix also had a positive impact on pricing.

        Gross profit for the nine months ended July 31, 2003, was $90.5 million compared to $97.1 million for the nine months ended July 31, 2002. Gross profit in North America decreased $6.6 million of 9.1% to $65.8 million for the nine months ended July 31, 2003, as a result of higher raw material costs, primarily resin, which were not fully passed through to customers and by a decrease of 1.3% in volume because of the highly competitive market place Gross profit in Europe decreased $5.5 million or 25.0% to $13.5 million for nine months ended July 31, 2003 from $18.0 million for the nine months ended July 31, 2002. This decrease is attributed to the continuing general economic pressures of the region, the competitive marketplace and the inability to pass through all resin cost increases during the period. Asia/Pacific gross profit for the nine months ended July 31, 2003, increased to $11.1 million from $6.7 million for the like period in the prior fiscal year. This increase was a result of the change of sales mix to higher gross margin products and overall manufacturing efficiencies offset by a decrease of 1.0% in sales volume.

Operating Expenses

        Operating expenses for the nine months ended July 31, 2003 were $80.8 million, an increase of $5.2 million, or 6.8% from $75.6 million for the same period in the prior fiscal year. The increase in operating expenses includes $$5.0 million of negative impact of foreign exchange and other increases of $133,000 or 0.2% for the nine months ended July 31, 2003. Delivery expenses for the current period were $26.3 million versus $26.2 million in the same period in the prior year. After giving effect to the negative foreign exchange impact of $1.2 million, delivery expenses decreased by $1.1 million from the prior year as a result of lower third party delivery costs due to an overall 1.6% decrease in worldwide sales volume. Selling expenses increased by $2.2 million to $32.2 million from $30.0 million in the same period in the prior fiscal year. This increase can be primarily attributed to the negative impact of foreign exchange of $1.8 million and increases in insurance, travel and advertising costs. General and administrative expenses increased by $2.8 million to $22.3 million from $19.4 million in the same period in the prior fiscal year. This general increase was primarily due to negative foreign exchange impact of $2.0 million on overall foreign general and administrative expenses. The balance of the increases is attributable to increases in the cost of general insurance, healthcare and third party consulting fees.

Interest Expense, Net

        Interest expense, net for the nine months ended July 31, 2003, was $19.2 million compared to $18.9 million for the nine months ended July 31, 2002. This slight increase in interest expense resulted from higher average debt outstanding for the nine months ended July 31, 2003 partially offset by lower average interest rates paid during the current period.

Provision (Benefit) for Income Taxes

        The provision for income taxes for the nine months ended July 31, 2003 was $3.3 million, which resulted in higher effective tax rate versus the normal statutory Federal tax rate for the period. The primary reason for the effective tax rate increase was the Company's inability to recognize current tax benefits of $5.6 million attributable to losses by some of Company's foreign operations.

Other Income (Expense)

        Other income (expense) for the nine months ended July 31, 2003, amounted to a $2.7 million expense for the period, an increase of $1.1 million from $1.6 in the comparable prior year period. This amount included foreign currency transaction losses of $1.8 million realized during the period versus losses of $1.3 million in the like period in the prior year. We also recorded a loss of $1.0 million from the operations of our joint venture for the period and had net losses on sales of equipment of $42,000.

Gain on Sale of Interest in Subsidiary

        On November 2, 2001, the Company acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $9.3 million U.S. dollars. Immediately following the acquisition, the Company combined its Liquipac (bag-in-a-box) business with the liquibag systems business it had acquired from Visypak in a new company and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for $8.9 million, resulting in a net gain of $6.8 million.

Gain on Sale of Interest in Joint Venture

        On May 14, 2003, the Company sold its 50.1 per cent ownership of Rapak Asia Pacific Limited ("Rapak") to its joint venture partner, DS Smith (UK) Limited and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, the Company's share of Rapak losses amounted to approximately $1 million, which reduced the investment value to $1.6 million. The sale produced a gain of $5.9 million ($3.5 million after tax).

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $59.7 million at July 31, 2003, compared to $46.6 million at October 31, 2002. This $13.1 million increase in working capital is primarily the result of the weakening of the United States dollar during the nine months ended July 31, 2003, which increased translated working capital balances of our foreign subsidiaries. The remaining increases and decreases in components of our net working capital reflect the higher raw material costs associated with the operating activity for the period.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If the loan's excess availability is less than $20.0 million, we must meet minimum EBITDA requirements. If the loan's excess availability is less than $10.0 million, we are subject to further restrictions including limitations on inter-company funding. During the period the excess availability under this credit facility ranged from $14.6 million to $36.8 million. Interest payable under this facility is based upon LIBOR plus a range of 2.25% to 3.00%. As of July 31, 2003, there was $40.8 million outstanding at 4.09% under this credit facility with additional availability of $34.1 million. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        We maintain various credit facilities at our foreign subsidiaries. At July 31, 2003, the aggregate amount outstanding under such facilities was $31.0 million of which $21.9 million is secured by various assets of the foreign subsidiaries including $7.9 million secured by accounts receivable factoring. There was $10.5 million additional availability under these facilities at July 31, 2003. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        Our cash and cash equivalents were $1.6 million at July 31, 2003, as compared to $2.7 million at October 31, 2002. Net cash used in operating activities during the nine months ended July 31, 2003, was $2.4 million. This use was primarily due to a net loss for the period of $9.6 million, increases in accounts receivable and inventories (net of provision for losses) of $5.8 million, gain on sale of investment in our joint venture of $5.9 million, an increase in other current assets of $1.3 million and reductions in accounts payable and accrued expenses of $13.0 million. These uses were offset by depreciation and amortization of $24.1 million, a decrease in deferred income taxes and long-term assets of $3.5 million, an increase in long-term liabilities of $4.6 million and a joint venture loss for the period of $1.0 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the nine months ended July 31, 2003, was $4.0 million, resulting primarily from investment in buildings, machinery and equipment of $13.2 million offset by net proceeds from sale of interest in joint venture of $7.5 million and sales of equipment of $1.7 million.

        Net cash provided by financing activities during the nine months ended July 31, 2003, was $17.6 million, reflecting net borrowings of $18.3 million under available credit facilities and proceeds from stock issuances of $0.5 million offset by payments made under capital leases of $1.2 million

        The remaining increases and decreases in the components of our financial position reflect normal operating activity.

        Our aggregate commitments under our Loan Agreement, Senior Subordinated Debentures, and foreign borrowings and non-cancelable operating lease agreements, as of July 31, 2003, are as follows:

For the fiscal years ending October 31,	Borrowings And Capital Leases	Operating Leases	Total Commitment
	(in thousands)
2003 (balance of year)	$20,776	$2,549	$23,325
2004	3,825	7,738	11,563
2005	3,832	6,153	9,985
2006	3,839	4,358	8,197
2007(1)	242,529	3,511	246,040
Thereafter	2,490	6,056	8,546

(1)
We expect to refinance this debt during fiscal year 2007.

        We know of no current or pending demands or commitments that will materially affect our liquidity.

        We believe that our cash flow from operations, combined with the availability of funds under the credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future.

  Effects of Inflation

        Inflation is not expected to have significant impact on our business.

  Contingencies

        The Company's Holland subsidiary has been served by the European Commission with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company is cooperating with the European Commission in its investigation. The Company's last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company's Holland subsidiary, which results in a fine being assessed, that the amount of the fine would not be material.

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

        The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. Certain of the Company's intercompany loans are short term in nature. In those loans, the Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. These derivatives do not qualify as hedges and gains and losses are recorded in the consolidated statements of operations. In addition, the Company hedges third party commitments with cash flow hedges. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on going basis the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective.

        The acquisition of Visypak in November 2001 was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The Company formed a New Zealand company, Rapak Asia Pacific Ltd. ("Rapak") and sold 49.9% of the venture to DS Smith as part of a joint venture agreement for the operation of Rapak. Rapak acquired the "bag-in-box" business conducted by Visy in New Zealand and Australia, and the Company transferred its New Zealand Liquipac business to Rapak. Since the Company does not have an effective controlling voting interest in this venture, it has accounted for its investment under the equity method of accounting. The Company records its equity in the income or losses of this investee based upon the best information available as of the date of the financial statements. Adjustments, if any, to these amounts are made in the period that such information becomes available. See Sale of Joint Venture—Footnote Number. 10.

        On November 1, 2001, the Company elected to adopt the provisions of SFAS No. 142. As required by SFAS No. 142, the Company performs an annual assessment as to whether there was an indication that goodwill is impaired. In connection therewith, the Company determined that its operations represented one reporting unit and annually determines if the reporting unit's fair value exceeds the reporting unit's book value. If the reporting units fair value is less than the carrying value, the

Company will be required to perform additional impairment tests. The Company performs its annual impairment test each September 30. Should the Company's carrying value of the goodwill exceed its fair value for an other than temporary period of time, the amount of any resulting goodwill impairment may be material to the Company's financial position and results of operations. The Company also reviews its financial position quarterly for other trigging events as described in SFAS No. 142 for any impairment. For the quarter ended July 31, 2003, management does not believe a trigging event has occurred. The Company assesses impairment of its other long-lived assets, primarily property, plant and equipment, in accordance with the provisions of SFAS No. 144.

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

  Interest Rates

        The Company may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At July 31, 2003, the Company was not a party to any interest rate swaps, collars or options.

        The fair value of the Company's fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2003, the carrying value of the Company's total debt was $274.1 million of which approximately $202.3 million was fixed rate debt.

        As of July 31, 2003, the estimated fair value of the Company's fixed rate debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $205.2 million.

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

        As of July 31, 2003, the Company had foreign exchange forward contracts outstanding with a notional contract amount of $59.6 million, all of which have a maturity of less than one year. At July 31, 2003, derivative financial instruments designated as cash flow hedges by the Company with a notional contract amount of $5.4 million, resulted in a liability of $186,000, which is included in accrued expenses. At July 31, 2003, the net fair value of derivative financial instruments held by the Company was a liability of $1.4 million, which was recorded for the period in other current assets and was also reflected in shareholders' equity as a component of accumulated other comprehensive income.

        The Company's foreign subsidiaries had third party outstanding debt of approximately $31.0 million and $15.2 million on July 31, 2003 and October 31, 2002, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a)
Exhibit 11-Computation of weighted average number of shares outstanding. Page 23

(b)
Exhibit 31-Executive Officers 302 Certifications. Pages 24-25

(c)
Exhibit 32-Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 903 of the Sarbanes-Oxley Act of 2002. Pages 26-27

Reports on Form 8-K:

(1)
The Company filed a Form 8-K on June 11, 2003, under CURRENT REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934:
Item 9. Regulation FD Disclosure

(2)
The Company filed a Form 8-K on June 26, 2003, under CURRENT REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934:
Item 5. Other Events and Regulation FD Disclosure

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.
Dated: September 15, 2003	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: September 15, 2003	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Principal Financial Officer and Director

QuickLinks

AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
AEP INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II-OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES