Form 10-Q/A
period 2003-01-31
AEP INDUSTRIES INC
filed 2004-02-12
CIK 785787

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

EXPLANATORY NOTE

        We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 for the purpose of amending and restating Item 1 of Part I, containing our unaudited consolidated financial statements and related notes as of January 31, 2003 and for the three months ended January 31, 2003 and 2002. See Note 2 to the unaudited consolidated financial statements for further discussion of the restatement and related disclosures. We have also updated Item 2 of Part I, Management Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Other than the changes regarding the restatement and related disclosures, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on March 17, 2003. This Amendment should be read together with our Annual Report on Form 10-K for the year ended October 31, 2003 filed with the U.S. Securities and Exchange Commission on February 12, 2004.

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 31, 2003	October 31, 2002
	(restated)* (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,621	$2,698
Accounts receivable, less allowance of $7,191 in 2003 and $6,590 in 2002 for doubtful accounts, respectively	101,698	101,209
Inventories, net	86,171	78,898
Deferred income taxes	5,135	5,806
Other current assets	12,890	10,981
Net assets held for sale	1,926	1,762

Total current assets	209,441	201,354

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $213,034 in 2003 and $193,841in 2002	210,157	202,423
GOODWILL	32,448	32,924
INVESTMENT IN JOINT VENTURE	2,370	1,903
DEFERRED INCOME TAXES	21,452	17,947
OTHER ASSETS	13,610	12,480

TOTAL ASSETS	$489,478	$469,031

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$72,560	$10,706
Accounts payable	96,276	101,166
Accrued expenses	41,639	42,881

Total current liabilities	210,475	154,753
LONG-TERM DEBT	207,312	245,151
OTHER LONG-TERM LIABILITIES	10,696	7,483

Total liabilities	428,483	407,387

SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,477,155 and 10,458,119 shares, issued in 2003 and 2002, respectively	105	105
Additional paid-in capital	102,335	102,123
Treasury stock at cost, 2,575,781 shares in 2003 and 2002	(57,213)	(57,213)
Retained earnings	50,056	54,262
Accumulated other comprehensive loss	(34,288)	(37,633)

Total shareholders' equity	60,995	61,644

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$489,478	$469,031

*
Restated-See Note 2

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

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,206)	$6,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,783	7,138
Gain on sale of equipment	(23)	(103)
Gain on sale of interest in subsidiary	—	(7,008)
Provision for losses on accounts receivable and inventory	650	389
Joint venture loss	196	—
Changes in operating assets and liabilities, net of business acquisition and disposition:
(Increase) decrease in accounts receivable	(863)	8,010
(Increase) in inventories	(7,549)	(887)
(Increase) in other current assets	(1,909)	(3,352)
(Increase) decrease in deferred income taxes	(686)	1,270
(Increase) in other assets	(1,130)	(1,744)
Decrease in accounts payable	(4,890)	(6,919)
Decrease in accrued expenses	(2,329)	(6,405)
Increase (decrease) in other long-term liabilities	652	(601)

Net cash used in by operating activities	(14,304)	(4,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,351)	(3,889)
Sales of equipment, net	24	286
Acquisition of business, net of cash acquired	—	(10,746)
Net proceeds from sale of interest in subsidiary	—	8,899

Net cash used in investing activities	(5,327)	(5,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on long-term debt	$24,015	7,592
Proceeds from capitalized lease obligations	3,987	—
Payments under capitalized lease obligations	(887)	—
Proceeds from issuance of common stock	212	220

Net cash provided by financing activities	$27,327	7,812

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(8,773)	531

NET DECREASE IN CASH	(1,077)	(1,302)
CASH AT BEGINNING OF PERIOD	2,698	3,204

CASH AT END OF PERIOD	$1,621	$1,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—interest	$10,899	$10,453

Cash paid during the period for—income taxes	$457	$1,044

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

(2)    Restatement

        The Company restated its Consolidated Balance Sheet as of January 31, 2003 to properly classify its revolving credit facility with Congress Financial Corporation ("the Facility") as a current liability in accordance with Emerging Issues Task Force (EITF) Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement." The Facility requires that remittances received from customers in the United States by the Company's lockbox at Congress Financial Corporation automatically repay the balance outstanding under the revolving credit agreement when "Excess Availability", as defined in the Facility, is less than $20.0 million. The automatic repayments through the lockbox remain in place until Excess Availability exceeds $20.0 million for at least thirty consecutive days. On or about February 16, 2003, the Company's Excess Availability under the Facility fell below $20.0 million and the required lockbox arrangement was put in place. Since this triggering event was prior to the filing of our 10-Q for the first quarter of fiscal 2003 with the Securities and Exchange Commission, we are required to file this restatement. The effect of this restatement is a reclassification of debt previously reported as long-term debt amounting to $51,297,000 in the first quarter ended January 31, 2003 to current liabilities. This restatement did not have an impact on the results of operations for the quarter ended January 31, 2003. The impact of this restatement to the Consolidated Balance Sheet was as follows:

	January 31, 2003
	As Filed	As Restated
	(in thousands)
Bank borrowings, including current portion of long-term debt	$21,263	$72,560

Total current liabilities	159,178	210,475

Long-term debt	258,609	207,312

(3)    Earnings Per Share (EPS)

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

(7)    Derivative Instruments

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

(9)    Recently Adopted Statements of Financial Accounting Standards

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

(10)    Accounting for Stock-Based Compensation

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

        Our working capital at January 31, 2003 was a deficit of $1.0 million, compared to $46.6 million at October 31, 2002. This $47.6 million decrease in working capital, after giving effect to the restatement described in Note 2 to the unaudited consolidated financial statements, is primarily the result of the triggering of the lockbox arrangement as discussed below. Emerging Issues Task Force (EITF) Issue 95-22 states any debt agreement that includes both a subjective acceleration clause and a requirement to maintain a 'springing' lock-box arrangement, whereby remittances from the borrower's customers are forwarded to the debtor's general bank account and do not reduce the debt outstanding until and unless the lender exercises the subjective acceleration clause, are to be considered short-term obligations if only the "springing' lock-box is initiated. On or about February 16, 2003, Excess Availability was less than $20,000,000 on our credit facility which therefore triggered the lockbox arrangement and the Company provided the Agent with notice of the same and the Company classified this debt in the amount of $51.3 million as a current liability as of January 31, 2003. The triggering of the lockbox arrangement did not affect the Company's ability to borrow additional funds under the credit agreement or affect its credit rating. This decrease was partially offset by the weakening of the United States dollar during the three months ended January 31, 2003, which increased translated working capital balances of our foreign subsidiaries. The remaining increases and decreases in components of our net working capital reflect the higher raw material costs associated with the operating activity for the period.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets and the making of restricted payments. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If the loan's excess availability is less than $20.0 million, we must meet minimum EBITDA requirements and a springing lock-box is activated. If the loan's excess availability is less than $10.0 million, the Company is subject to further restrictions including limitations on inter-company funding. Interest payable under this facility is based upon LIBOR plus a range of 2.25% to 3.00%. As of January 31, 2003, there was $51.3 million outstanding at 3.84% under this credit facility with Excess Availability of $22.5 million. This credit facility expires in November 2006 and is expected to be refinanced at that time.

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

        Our cash and cash equivalents were $1.6 million at January 31, 2003, as compared to $2.7 million at October 31, 2002. Net cash used in operating activities during the three months ended January 31, 2003, was $14.3 million, primarily due to a net loss for the period of $4.2 million, increases in accounts receivable and inventories (net of provision for losses) of $7.8 million, in deferred tax assets of $0.7 million, increases in other current and long term assets of $3.0 million and reductions in accounts payable and accrued expenses of $7.2 million. These uses were offset by depreciation and amortization of $7.8 million, an increase in long-term liabilities of $0.7 million and a joint venture loss for the period of $0.2 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the three months ended January 31, 2003, was $5.3 million, resulting primarily from investment in buildings, machinery and equipment.

        Net cash provided by financing activities during the three months ended January 31, 2003, was $27.3 million, reflecting net borrowings of $24.0 million under available credit facilities, net proceeds from capital leases of $3.1 million and proceeds from stock issuances of $0.2 million.

        The remaining increases and decreases in the components of our financial position reflect normal operating activity.

        The Company's aggregate commitments under its Loan Agreement, Senior Subordinated Debentures, and foreign borrowings and non-cancelable operating lease agreements as of January 31, 2003 are as follows:

For the fiscal years ending October 31,	Borrowings And Capital Leases	Operating Leases	Total Commitment
	(Restated)		(Restated)
	(in thousands)
2003 (balance of year)	$73,099	$6,483	$79,582
2004	2,249	7,332	9,581
2005	2,256	5,755	8,011
2006	2,263	3,868	6,131
2007(1)	201,532	3,087	204,619
Thereafter	1,931	6,037	7,968

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

Item 6.    Exhibits and Reports on Form 8-K

Exhibits:
(a)	Exhibit 11—Computation of weighted average number of shares outstanding.
(b)	Exhibit 31—Executive Officers 302 Certifications
(c)	Exhibit 32—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 903 of the Sarbanes-Oxley Act of 2002.
Reports on Form 8-K: Current Reports on Form 8-K: None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Dated: February 12, 2004	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: February 12, 2004	By:	/s/ PAUL M FEENEY Paul M. Feeney Executive Vice President, Principal Financial Officer and Director

QuickLinks

(201) 641-6600 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)
EXPLANATORY NOTE
AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
AEP INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES