Form 10-Q/A
period 2003-04-30
AEP INDUSTRIES INC
filed 2004-02-12
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

        We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 for the purpose of amending and restating Item 1 of Part I, containing our unaudited consolidated financial statements and related notes as of April 30, 2003 and for the three and six month periods ended April 30, 2003 and 2002. See Note 2 to the unaudited consolidated financial statements for further discussion of the restatement and related disclosures. We have also updated Item 2 of Part I, Management Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Other than the changes regarding the restatement and related disclosures, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on June 13, 2003. This Amendment should be read together with our Annual Report on Form 10-K for the year ended October 31, 2003 filed with the U.S. Securities and Exchange Commission on February 12, 2004.

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	April 30, 2003	October 31, 2002
	(restated)* (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,070	$2,698
Accounts receivable, less allowance of $7,126 in 2003 and $6,590 in 2002 for doubtful accounts, respectively	104,041	101,209
Inventories, net	89,139	78,898
Deferred income taxes	4,849	5,806
Other current assets	13,093	10,981
Net assets held for sale	4,176	1,762

Total current assets	218,368	201,354

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $220,839 in 2003 and $193,841 in 2002	209,366	202,423
GOODWILL	31,972	32,924
INVESTMENT IN JOINT VENTURE	—	1,903
DEFERRED INCOME TAXES	22,263	17,947
OTHER ASSETS	12,738	12,480

TOTAL ASSETS	$494,707	$469,031

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$63,291	$10,706
Accounts payable	105,292	101,166
Accrued expenses	42,400	42,881

Total current liabilities	210,983	154,753

LONG-TERM DEBT	211,156	245,151
OTHER LONG-TERM LIABILITIES	10,758	7,483

Total liabilities	432,897	407,387
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,477,155 and 10,458,119 shares issued in 2003 and 2002, respectively	105	105
Additional paid-in capital	98,836	102,123
Treasury stock—at cost, 2,341,311 and 2,575,781 shares in 2003 and 2002, respectively	(52,006)	(57,213)
Retained earnings	46,660	54,262
Accumulated other comprehensive loss	(31,785)	(37,633)

Total shareholders' equity	61,810	61,644

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$494,707	$469,031

*
Restated—See Note No. 2

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

(2) Restatement

        The Company restated its Consolidated Balance Sheet as of April 30, 2003 to properly classify its revolving credit facility with Congress Financial Corporation ("the Facility") as a current liability in accordance with Emerging Issues Task Force (EITF) Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement." The Facility requires that remittances received from customers in the United States by the Company's lockbox at Congress Financial Corporation automatically repay the balance outstanding under the revolving credit agreement when "Excess Availability", as defined in the Facility, is less than $20.0 million. The automatic repayments through the lockbox remain in place until Excess Availability exceeds $20.0 million for at least thirty consecutive days. On or about February 16, 2003, the Company's Excess Availability under the Facility fell below $20.0 million and the required lockbox arrangement was put in place. Since the lockbox remained in place through the filing of our 10-Q for the second quarter of fiscal 2003 with the Securities and Exchange Commission, we are required to file this restatement. The effect of this restatement is a reclassification of debt previously reported as long-term debt amounting to $44,852,000 in the second quarter ended April 30, 2003 to current liabilities. This restatement did not have an impact on the results of operations for the three and six months ended April 30, 2003. The impact of this restatement to the Consolidated Balance Sheet was as follows:

	April 30, 2003
	As Filed	As Restated
	(in thousands)
Bank borrowings, including current portion of long-term debt	$18,439	$63,291

Total current liabilities	166,131	210,983

Long-term debt	256,008	211,156

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

        Information about the Company's operations by geographical area for the three and six months ended April 30, 2003 and 2002, respectively, is as follows:

	North America
For the three months ended April 30, 2003
	United States	Canada	Europe	Asia/Pacific	Total
	(In thousands)
Sales—external customers	$105,248	$12,042	$44,912	$28,804	$191,006
Intersegment sales	5,339	1,083	125	—	6,547
Income (loss) from operations	3,361	1,509	(1,782)	692	3,780
	North America
For the three months ended April 30, 2002
	United States	Canada	Europe	Asia/Pacific	Total
	(In thousands)
Sales—external customers	$90,924	$9,158	$37,488	$23,445	$161,015
Intersegment sales	4,257	830	1,006	—	6,093
Income (loss) from operations	10,331	498	(532)	(392)	9,905
	North America
For the six months ended April 30, 2003
	United States	Canada	Europe	Asia/Pacific	Total
	(In thousands)
Sales—external customers	$199,816	$21,536	$84,449	$54,977	$360,778
Intersegment sales	9,782	2,039	182	—	12,003
Income (loss) from operations	8,235	2,053	(4,636)	1,087	6,739
	North America
For the six months ended April 30, 2002
	United States	Canada	Europe	Asia/Pacific	Total
	(In thousands)
Sales—external customers	$172,954	$16,619	$72,795	$47,183	$309,551
Intersegment sales	7,243	1,426	2,217	—	10,886
Income (loss) from operations	18,147	1,251	(563)	(617)	18,218

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

(11) Subsequent Event

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

Gain on Sale of Interest in Subsidiary

        On November 2, 2001, We acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $9.3 million U.S. dollars. Immediately following the acquisition, we combined our Liquipac (bag-in-a-box) business with the liquibag systems business we had acquired from Visypak in a new company and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for $8.9 million, resulting in a gain of approximately $7 million. See Subsequent Event—Footnote Number. 11.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $7.4 million at April 30, 2003, compared to $46.6 million at October 31, 2002. This $39.2 million decrease in working capital, after giving effect to the restatement described in Note 2 to the unaudited consolidated financial statements, is primarily the result of the triggering of the lockbox arrangement as discussed below. Emerging Issues Task Force (EITF) Issue 95-22 states any debt agreement that includes both a subjective acceleration clause and a requirement to maintain a "springing' lockbox arrangement, whereby remittances from the borrower's customers are forwarded to the debtor's general bank account and do not reduce the debt outstanding until and unless the lender exercises the subjective acceleration clause, are to be considered short-term obligations if only the "springing' lock-box is initiated. On or about February 16, 2003, Excess Availability was less than $20,000,000 on our credit facility which therefore triggered the lock-box arrangement and the Company provided the Agent with notice of the same and the Company classified this debt in the amount of $44.9 million as a current liability as of April 30, 2003. The triggering of the lockbox arrangement did not affect the Company's ability to borrow additional funds under the credit agreement or affect its credit rating. This decrease was offset by increased translated working capital balances of our foreign subsidiaries because the weakening of the United States dollar during the six months ended April 30, 2003. The remaining increases and decreases in components of our net working capital reflect the higher raw material costs associated with the operating activity for the period.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this credit facility the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If the loan's Excess Availability is less than $20.0 million, the Company must meet minimum EBITDA requirements and a springing lockbox is activated. If the loan's Excess Availability is less than $10.0 million, the Company is subject to further restrictions including limitations on inter-company funding. During the period the Excess Availability under this credit facility ranged from $13.7 million to $36.6 million and triggered the springing lock-box arrangement on February 16,2003. The lockbox continued to remain in place through April 30, 2003. Interest payable under this facility is based upon LIBOR plus a range of 2.25% to 3.00%. As of April 30, 2003, there was $44.9 million outstanding at 4.04% under this credit facility with Excess Availability of $36.6 million. This credit facility expires in November 2006 and is expected to be refinanced at that time.

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

        The Company's aggregate commitments under its Loan Agreement, Senior Subordinated Debentures, and foreign borrowings and non-cancelable operating lease agreements, as of April 30, 2003, are as follows:

For the fiscal years ending October 31,	Borrowings And Capital Leases	Operating Leases	Total Commitment
	(Restated)		(Restated)
	(in thousands)
2003 (balance of year)	$63,684	$4,542	$68,226
2004	3,216	7,738	10,954
2005	3,223	6,153	9,376
2006	3,230	4,241	7,471
2007(1)	202,539	3,394	205,933
Thereafter	1,866	6,056	7,922

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

  (b)
  Exhibit 31-Executive Officers 302 Certifications

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