Form 10-K
period 2003-10-31
AEP INDUSTRIES INC
filed 2004-02-12
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003
or
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

Common Stock, $.01 par value
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of Act).    Yes ☐    No ☒

        The aggregate market value of the shares of the voting stock held by nonaffiliates of the Registrant was approximately $45,841,030 based upon the closing price of the stock, which was $10.12 on January 23, 2004.

        The number of shares of the Registrant's common stock outstanding as of January 23, 2004, was 8,222,603.

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

        Proxy Statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on April 13, 2004—Part III, except as specifically excluded in the Proxy statement.

PART I

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward-Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for the year ending October 31, 2004, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this report.

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

Fiscal 2003 Developments

        On May 14, 2003, we sold our 50.1% ownership of Rapak Asia Pacific Limited ("Rapak") to our joint venture partner, DS Smith (UK) Limited and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, our share of Rapak losses amounted to approximately $1 million, which reduced the investment value to $1.6 million. The sale produced a pre-tax gain of $5.9 million ($3.5 million after tax), which is included within Other Income (Expense) in the accompanying consolidated statement of operations for the fiscal year ended October 31, 2003.

        On September 22, 2003, our Italian holding company voted to voluntarily liquidate its operating company, FIAP S.P.A. ("FIAP"), because of the continued losses being incurred by FIAP. FIAP manufactures flexible packaging, primarily thin PCV film for twist wrapping and general over wrap. FIAP had a current fiscal 2003 operating loss of $7.1 million, including $2.4 million of accounts receivable writedowns and $0.2 million of inventory writedowns associated with the liquidation. We recorded a pre-tax loss of $10.7 million related to the shutdown of FIAP, as described in Note No. 22 to our consolidated financial statements. The operating losses and shutdown costs of FIAP are included in Income from Operations in our consolidated statement of operations. The Company expects to incur additional expenses in fiscal 2004 related to the shutdown of FIAP. These expenses relate to the salaries of contracted people who will assist in the shutdown of the facility, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimates at October 31, 2003 these costs to be approximately $1.7 million. The Company also expects to sell the land and building of FIAP owned by its holding company for approximately $6 million. No book gain or loss is expected on this sale. Lastly, in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the Company expects to charge operations for the accumulated translation adjustment component of FIAP's equity. At October 31, 2003, the FIAP accumulated translation loss included in accumulated other comprehensive income was approximately $8.1 million.

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

        The following table summarizes our product lines:

Product	Location	Material	Uses
polyvinyl chloride wrap	North America, Europe, Asia/Pacific	polyvinyl chloride	meat and food wrap, freezer wrap, institutional films and twist wrap
custom films	United States, Europe, Asia/Pacific	Polyethylene, polypropylene	drum, box, carton, and pail liners; bags for furniture and mattresses; films to cover high value products; barrier films; cheese films and freezer grade bundle film
stretch (pallet) wrap	North America, Europe, Asia/Pacific	polyethylene	pallet wrap
printed and converted films	Europe, Asia/Pacific	primarily polyethylene	printed, laminated and/or converted films providing flexible packaging to consumer markets
other products and specialty films	North America, Europe, Asia/Pacific	various thermoplastics	manufactured items used in packaging

        We currently have manufacturing operations located in nine countries. We divide our operations geographically into three principal regions, North America, Europe and Asia/Pacific. During fiscal 2003, North America, Europe and Asia/Pacific represented approximately 61%, 23% and 16%, respectively, of our net sales.

North American Operations

Resinite (polyvinyl chloride)

        We manufacture polyvinyl chloride food wrap for the supermarket, consumer, institutional and industrial markets in North America, offering a broad range of products with approximately 60 different formulations. These stretch and shrink PVC films are used for packaging of fresh red meats, poultry, fish, fruits, vegetables and bakery products. We also provide PVC films for windowing, blister packaging and aseptic shrink bundling film in the industrial marketplace.

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

        We manufacture unplasticized polyvinyl chloride film for use in battery labels and credit card laminates. The characteristics of this product are similar to cellophane and can be used as a low cost substitute.

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

Stretch Wrap

        We manufacture a family of high performance stretch wrap for wrapping and securing palletized products for shipping. We also market a wide variety of stretch wrap designed for commodity and specialty uses. We sell approximately 90% of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis. Since the industry still is experiencing overcapacity in the marketplace, we have rationalized our sales force, consolidated our distribution activities and reformulated certain stretch products to help us realize some cost reductions.

Performance Films

        We manufacture a full range of coextruded polyolefin films, and custom designed monolayer films designed specifically to service the flexible packaging market. These films are capable of being printed and laminated by third party flexible packaging converters and are used in the food, pharmaceutical, medical businesses and in a variety of other flexible packaging end users.

European Operations

European Resinite (polyvinyl chloride)

        Through our European Resinite division, we manufacture polyvinyl chloride food wrap in cutter boxes and perforated rolls which are primarily sold to restaurants and food service establishments.

European Resinite sells films across Europe, which are usually made directly for end-users. We are rationalizing our labor force and believe that this will have a positive impact on our operating results.

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

European Flexibles

        Our European Flexibles division manufactures flexible packaging and converted films used in the food processing and pharmaceutical industries, including freezer film, processed cheese innerwrap and tamper-evident seals. European Flexibles also manufactures and sells polyethylene-based stretch wrap for wrapping and securing pallet loads. European Flexibles sells 65% of its stretch wrap to distributors, and 35% directly to end-users.

        FIAP manufactured flexible packaging, primarily thin PVC film for twist wrapping and general over wrap, which similar products can be supplied to former FIAP customers by other AEP European and North American facilities.

Asia/Pacific Operations

        We are a major manufacturer of industrial films, PVC films and printed and converted films in Australia and New Zealand. Our operations in the Asia/Pacific region resemble our North American and European operations with the same variety of films.

        We sell the majority of the products we manufacture in Australia and New Zealand to end-users and the remainder to distributors. The markets for plastic packaging products in Australia and New Zealand are relatively small, offering limited growth opportunities. However, since New Zealand and Australia are significant exporters of high protein food products, we expect to participate in the growing export market as packaged products are exported to China and Southeast Asia.

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

        We manufacture polyvinyl chloride food wrap worldwide, in North America at one facility in Griffin, Georgia and at two regionally selected facilities in Canada, at two Resinite plants in Europe strategically located in Spain and France, and in Australia and in New Zealand. We also manufacture unplasticized polyvinyl chloride films at our Griffin, Georgia facility.

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

        We have regularly upgraded or replaced older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, which included the construction of new manufacturing, warehouse and sales facilities, the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. We have shifted production among our plants to improve efficiency and cost savings by closing facilities and consolidating operations, and are upgrading and replacing equipment at certain of these facilities in order to increase production capacity and enhance efficiency. We will continue to upgrade or replace equipment, as we deem appropriate, to improve our efficiencies and quality and at the same time expand our product mix. In fiscal 2003, we installed a fourth co-extrusion line in North America for our co-ex business and a film laminator in Holland.

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

Raw Materials

        We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. Most of our purchases of resin in fiscal 2003 were from 20 of the 23 major international resin suppliers, none of which accounted for more than 22% of our requirements. We believe that the loss of any resin supplier would not have a materially adverse effect on us.

        The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins. The cost of resin, which typically averages 60% to 66% of cost of goods sold, rose to approximately 71% for some product lines during the first six months of fiscal 2003. While we experienced some pricing relief during second half of fiscal 2003, the frequent increases in resin prices during latter part of fiscal 2002 and during our first and second quarters of fiscal 2003, resulted in customer resistance and competitive pressure, and we were not able to pass all of these increases to our customers effectively during the fiscal year ended October 31, 2003. This adversely affected our revenue, gross profit and earnings. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

        We generally maintain a resin inventory of less than or about one month's supply and have not experienced any difficulty in maintaining our supplies. Other raw materials, principally chemical and other concentrates, are available from many sources.

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

        We believe that our research and development efforts, our high-efficiency equipment, which is both automated and microprocessor-controlled, and the technical training given to our sales personnel enhance our ability to expand our sales in all of our product lines. An important component of our marketing philosophy is the ability of our sales personnel to provide technical assistance to customers. Our sales force regularly consults with customers with respect to performance of our products and the customer's particular needs and then communicates with appropriate research and development staff regarding these matters. In conjunction with the research and development staff, sales personnel are often able to recommend a product or suggest a resin blend to produce the product with the characteristics and properties which best suit the customer's requirements.

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

        In fiscal 2003 and 2002 approximately 66% and 68%, respectively, of our sales in North America were directly to distributors with the balance representing sales to end-users. We serve approximately 8,000 customers worldwide, none of which accounts for more than 5% of our net sales.

        Sales and marketing efforts in Europe and in the Asia/Pacific region are made primarily by our sales force to end-users, although distributors are used in cases where the distributor / converter adds value to the product. Sales offices are usually assigned to each of our plants.

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

        Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500-mile radius of our plants. This enables us to reduce our use of warehouses to store products. However, we also ship products great distances when necessary and export from the United States, Canada and Asia/Pacific.

        Internationally, we use common and contract carriers to deliver most of our products, both in the country of origin and for export.

Research and Development

        We have a research and development department with a staff of approximately 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2003 and 2002, we focused a significant portion of our research and development efforts on co-extruded high barrier products, one sided cling films, premium stretch film products, UPVC and shrink PVC products, and third generation MAPAC (modified atmosphere packaging, designed to either contain gases or allow the migration of gases) technologies.

        Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2003, 2002 and 2001, we spent approximately $1.8 million, $1.5 million, and $1.2 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

Competition

        The business of supplying plastic packaging products is extremely competitive, and we face competition from a substantial number of companies which sell similar and substitute packaging products. Some of our competitors are subsidiaries or divisions of large, international, diversified companies with extensive production facilities, well-developed sales and marketing staffs and substantial financial resources.

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

        We believe that there are few barriers to entry into many of our markets, enabling new and existing competitors to rapidly affect market conditions. As a result, we may experience increased competition resulting from the introduction of products by new manufacturers. In addition, in several of our markets, products are generally regarded as commodities. As a result, competition in such markets is based almost entirely on price and service.

Environmental Matters

        Our operations are subject to various federal, national, state and local environmental laws and regulations, which govern discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. Compliance with environmental laws may require material expenditures by us. The nature of our current and former operations and the history of industrial uses at some of our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters.

        In addition, under certain environmental laws, a current or previous owner or operator of property may be jointly and severally liable for the costs of investigation, removal or remediation of certain substances on, under or in such property, without regard to negligence or fault. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. In addition, persons who generate or arrange for the disposal or treatment of hazardous substances may be jointly and severally liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by such person. Responsible parties also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. We are not able to estimate any possible liability for these matters. However, we believe that there are no current environmental matters which would have a material adverse effect on our financial position, results of operations or liquidity.

Employees

        At October 31, 2003, we had approximately 2,900 employees worldwide, including officers and administrative personnel. In North America, we have three collective bargaining agreements covering 266 employees. These agreements expire in March 2004 (negotiations to start in February 2004) and in February and March 2005. Further, we have 16 collective bargaining agreements at our international facilities, covering substantially all of the hourly employees at these facilities. As is common in many foreign jurisdictions, substantially all of our employees in these foreign jurisdictions are also covered by countrywide collective bargaining agreements. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could effect our financial position, results of operations or liquidity.

Management

        At January 29, 2004, our directors and executive officers are as follows:

Name	Age	Position
J. Brendan Barba	63	Chairman of the Board of Directors, President and CEO
Paul M. Feeney	61	Executive Vice President, Finance and CFO and Director
John J. Powers	39	Executive Vice President, Sales and Marketing
David J. Cron	49	Executive Vice President, Manufacturing
Edgar Reich	61	Executive Vice President, International Operations
Paul C. Vegliante	38	Executive Vice President, Operations
Lawrence R. Noll	55	Vice President and Controller
James B. Rafferty	51	Vice President and Treasurer
Jack P. Adler	50	Vice President, General Counsel and Secretary
Kenneth Avia	61	Director
Brian F. Carroll	32	Director
Adam H. Clammer	33	Director
Richard E. Davis	61	Director
Paul E. Gelbard	73	Director
Kevin M Kelley	46	Director
Lee C. Stewart	55	Director
William F. Stoll, Jr.	55	Director

        In accordance with our Governance Agreement with Borden, Inc., now known as Borden Chemical, Inc. ("Borden"), Messrs. Carroll, Clammer, Kelley, and Stoll are directors designated by Borden, Messrs. Barba, Feeney, Avia, Davis and Gelbard are directors designated by Management, and Mr. Stewart is jointly designated by Management and Borden.

        J. Brendan Barba is one of the founders of our company and has been our President, CEO and a director since our inception in January 1970. In 1985, Mr. Barba assumed the additional title of Chairman of the Board of Directors.

        Paul M. Feeney has been an Executive Vice President, Finance, CFO and a director of our company since December 1988. From 1980 to 1988 Mr. Feeney was Vice President and Treasurer of Witco Corporation.

        John J. Powers has been Executive Vice President, Sales and Marketing since May 1996. Prior thereto, he was Vice President-Custom Products of our company.

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

        Paul C. Vegliante has been Executive Vice President, Operations since December 1999. Prior thereto, he was Vice President, Operations since June 1997 and held various other positions with our company since 1994.

        Lawrence R. Noll has been a Vice President since September 1993 and Controller since 1996. He was a director of our company from September 1993 through January 2004, Vice President of Finance from September 1993 through November 1996, the Controller of our company from 1980 to 1993 and the Secretary of our company from September 1993 through April 1998.

        James B. Rafferty has been Vice President and Treasurer of our company since October 1996. Prior thereto, he was Assistant Treasurer since July 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

        Jack P. Adler    has been employed by our company since December 2003. He was elected Vice President and General Counsel and Secretary in January 2004. Prior thereto, Mr. Adler was Chief Legal Counsel of AlphaNet Solutions, Inc. (an information technology and network services firm) from 1999 to 2003 and was Senior Vice President, Secretary and General Counsel of EA Engineering, Science, and Technology, Inc. (an environmental and energy mangement services firm) from 1997 to 1999.

        Kenneth Avia has served as a director of our company since 1980. Mr. Avia has been the managing principal of Avia Consulting Group LLC since February 2002. Prior thereto, Mr. Avia was Executive Vice President of First Data Merchant Services (a global electric payment services firm) from 1993 to January 2002 and served as Divisional Vice President of Automatic Data Processing, Inc.(a global independent computing services firm) from 1984 to 1993.

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

        Richard E. Davis has served as a director of our company since January 2004. Mr. Davis has been Vice President of Finance and Chief Financial Officer of Glatt Air Techniques, Inc. (a supplier of solids processing technology to pharmaceutical research and development and manufacturing organizations) since 1988. Prior thereto, Mr. Davis was Vice President, Finance and Chief Financial Officer of the GMI Group (a conglomerate with computer graphics, advertising, audio visual presentations, music and book publishing operations) from 1985 to 1988.

        Paul E. Gelbard has served as a director of our company since 1991. Mr. Gelbard, has been Of Counsel to Warshaw Burstein Cohen Schlesinger & Kuh LLP, counsel to our company, since January 2000. He was Of Counsel to Bachner Tally & Polevoy LLP, prior outside counsel to our company, from January 1997 to December 1999 and was a partner of such firm from 1974 to 1996.

        Kevin M. Kelley has served as a director of our company since December 2001. Except for his service as a director, since April 2003 Mr. Kelley has not been otherwise engaged. Prior thereto, Mr. Kelley was a Senior Managing Director of Borden Capital, Inc. from 2002 through March 2003. He was an Executive Vice President of Borden Capital Management Partners from 1999 through 2002 and was employed by Ripplewood Holdings LLC as a managing director from 1996 to 1999. He is currently a member of the board of directors of Genesis Healthcare Corporation.

        Lee C. Stewart has served as a director of our company since December 1996. Mr. Stewart has been a financial consultant since March 2001. He has been an investment banker with Daniel Stewart and Company since May 2001, Executive Vice President and CFO of Foamex International, Inc. (a manufacturer of polyurethane products) from March 2001 to May 2001. Prior thereto, he was a Vice President of Union Carbide Corporation (a manufacturer of petrochemicals) from January 1996 to March 2001. He was previously an investment banker with Bear Stearns & Co. Inc. for more than nine years prior thereto. He is currently a member of the board of directors of Marsulex Inc. (a Toronto exchange company, providing outsourced environmental compliance services) and of P.H. Glatfelter Company, (a global manufacturer of specialty papers and engineering products).

        William F. Stoll, Jr.    has served as a director of our company since December 1999. Except for his service as a director, since July 2003 Mr. Stoll has not been otherwise engaged. Prior thereto, Mr. Stoll was an Executive Vice President and General Counsel to Borden, (a chemicals and consumer adhesive company) from 2001 though July 2003 and was a Senior Vice President and General Counsel from 1996 through 2001. Prior thereto he was employed as a counsel to Westinghouse Electric Corporation for more than 20 years, his most recent position being Vice President and Deputy General Counsel from 1993 to 2001.

Governance Agreement

        In connection with the Borden packaging acquisition, we entered into a Governance Agreement with Borden, dated as of June 20, 1996, with respect to certain matters relating to the corporate governance of our company. The Governance Agreement provides that our board of directors shall initially consist of ten members. Borden is entitled to designate four persons to serve on the board, subject to reduction in the event that Borden's stockholdings are reduced below 25% of the outstanding common stock of our company, and to participate in the selection of one independent director so long as Borden's stockholdings remain at 10%. KKR Associates, L.P. is a general partner of Whitehall Associates, L.P., which is the managing member of BW Holdings LLC, which in turn owns 100% of Borden.

        The Governance Agreement also provides that Borden will have certain rights to designate directors to serve on specified committees, that the approval of a number of directors that represent at least 66 2/3% of the total number of directors will be required on certain specific board actions, and that as long as Borden owns in excess of 25% of our outstanding shares, a Borden-designated director must be part of the 66 2/3% majority. The Governance Agreement also provides Borden with preemptive rights to purchase additional shares (with certain specified exceptions) in order to maintain its percentage ownership of our outstanding shares so long as Borden holds at least 20% of our outstanding shares.

ITEM 2. PROPERTIES

        Our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

        We own all of our manufacturing facilities except for certain facilities in Australia, Italy, New Zealand, Italy and Spain. Sales offices are located at each of our plants.

        We are in the process of selling the land and building at our Turate, Italy manufacturing site because of the liquidation of our FIAP operations, we anticipate that the sale will take place in fiscal 2004. The land and building is included in Assets held for sale in our Consolidated Balance Sheet at October 31, 2003.

        On October 1, 2003, we sold the land where our former United Kingdom manufacturing plant and sales office previously stood for a gross selling price of $6.2 million that resulted in a pre-tax gain of $3.7 million.

        The following chart sets forth the manufacturing facilities operated by the Company:

Location (1)	Approximate Square footage
North America
Griffin, Georgia	330,000
Wright Township, Pennsylvania	328,000
Matthews, North Carolina	275,000
Gainesville, Texas	220,000
Alsip, Illinois	182,000
West Hill, Ontario, Canada	138,000
Chino, California	115,000
Waxahachie, Texas	110,000
Edmonton, Alberta, Canada	19,000
Asia/Pacific
Auckland, New Zealand	130,000
Christchurch, New Zealand	80,000
Sydney, Australia	151,000
Melbourne, Australia	169,000
Europe
Apeldoorn, Holland	216,000
Ghlin, Belgium	84,000
Seano, Italy	23,000
Fecamp, France	105,000
Alicante, Spain	52,000

(1)
Where we maintain multiple facilities at any particular location, the square footage has been aggregated. All facilities are owned by us, except for the following facilities, subject to leasehold interests: Alicante, Spain, Seano, Italy, Auckland, New Zealand, Melbourne, Australia (one of two facilities), and Sydney, Australia (one of two facilities).

        We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs. However, we are in the process of increasing capacity and automating some manufacturing operations and relocating and consolidating some manufacturing operations in Europe and in Asia/Pacific.

        In the aggregate, we currently use approximately 3.0 million square feet of manufacturing, office and warehouse space. Usually we assign sales offices to each of our plants. As of October 31, 2003, our manufacturing facilities had a combined average annual production capacity exceeding one billion pounds.

ITEM 3. LEGAL PROCEEDINGS

        We are, from time to time, a party to litigation arising in the normal course of business. We believe that currently there are no material legal proceedings the outcome of which would have a material adverse effect on our financial position, our results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is quoted on the NASDAQ National Market under the symbol "AEPI." The high and low closing prices for our Common Stock, as reported by NASDAQ Stock Market, Inc., for the two fiscal years ended October 31, 2002 and 2003, respectively, are as follows:

Fiscal Year and Period	High	Low
	Price Range
2002
First quarter (Nov.-Jan.)	$27.59	$21.00
Second quarter (Feb.-Apr.)	34.40	25.60
Third quarter (May-July)	36.50	29.21
Fourth quarter (Aug.-Oct.)	37.00	9.71
2003
First quarter (Nov.-Jan.)	$15.50	$6.70
Second quarter (Feb.-Apr.)	9.15	5.31
Third quarter (May-July)	7.99	6.02
Fourth quarter (Aug.-Oct.)	9.00	7.48

        On January 23, 2004, the closing price for a share of our Common Stock, as reported by Nasdaq, was $10.12.

        On January 23, 2004, our Common Stock was held by approximately 1,700 stockholders of record or through nominee or street name accounts with brokers.

        No dividends have been paid to stockholders since December 1995. The payment of future dividends are restricted and subject to a number of covenants under our Loan and Security Agreements and under the Indenture pursuant to which our 9.875% Senior Subordinated Notes were issued and under our revolving credit facility.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended October 31,
	2003	2002	2001	2000	1999
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$759,473	$660,578	$639,700	$701,321	$670,052
Gross profit	129,574	122,486	121,694	123,509	142,005
Income from operations	10,196	18,845	26,765	21,861	37,423
Interest expense	(25,549)	(25,238)	(28,210)	(31,845)	(31,489)
Gain (loss) on sale of joint venture	5,948	—	(6,515)	—	—
Gain on sale of interest in subsidiary	—	6,824	—	—	—
Other (expense) income, net	(3,634)	(1,635)	819	2,900	1,952

(Loss) income from continuing operations before tax provision (benefit)	(13,039)	(1,204)	(7,141)	(7,084)	7,886
Provision (benefit) for income taxes	12,479	565	(2,777)	(2,813)	3,413

(Loss) income from continuing operations	(25,518)	(1,769)	(4,364)	(4,271)	4,473
(Loss) income from discontinued operations	—	—	—	222	(18,971)

Net loss	$(25,518)	$(1,769)	$(4,364)	$(4,049)	$(14,498)

Basic net (loss) income per share:
Basic (loss) income from continuing operations	$(3.16)	$(0.23)	$(0.57)	$(0.57)	$0.61
Basic (loss) income from discontinued operations	—	—	—	0.03	(2.59)

Basic net loss	$(3.16)	$(0.23)	$(0.57)	$(0.54)	$(1.98)

Diluted net (loss) income per share:
Diluted (loss) income from continuing operations	$(3.16)	$(0.23)	$(0.57)	$(0.57)	$0.60
Diluted (loss) income from discontinued operations	—	—	—	0.03	(2.59)

Diluted net loss	$(3.16)	$(0.23)	$(0.57)	$(0.54)	$(1.99)

Balance Sheet Data:
Total assets	$456,364	$469,031	$435,833	$471,690	$514,991
Total debt (including current portion)	250,724	255,857	244,636	281,182	308,605
Shareholders' equity	50,330	61,644	59,897	52,830	66,838

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

        The following table sets forth the net loss and earnings per common share computations for the years ended October 31, 2001 and 2000, respectively, as if SFAS No. 142 was adopted as of November 1, 1999:

	For the year ended October 31, 2001
	As Reported	Add Back: Goodwill Amortization, Net of tax	As Adjusted
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
Net (loss)income	$(4,364)	$873	$(3,491)

Denominator
Weighted average common shares outstanding—basic and diluted	7,717,028	—	7,717,028

Basic and Diluted (loss) income per common share	$(0.57)	$0.11	$(0.45)

	For the year ended October 31, 2000
	As Reported	Add Back: Goodwill Amortization, Net of tax	As Adjusted
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
Net (loss)income	$(4,049)	$988	$(3,061)

Denominator
Weighted average common shares outstanding—basic and diluted	7,493,685	—	7,493,685

Basic and Diluted (loss) income per common share	$(0.54)	$0.13	$(0.41)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. We currently have manufacturing operations located in nine countries in North America, Europe and the Asia/Pacific region. We manufacture plastic films, principally from resins blended with other raw materials. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

        Resin costs generally averages between 60% and 66% of the cost of goods sold; however this rose to approximately 71% for some product lines during the first six months of fiscal 2003. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins and thus no impact on gross profit. While we experienced some pricing relief during the second half of fiscal 2003, the frequent increases in resin prices during latter part of fiscal 2002 and during our first and second quarters of fiscal 2003, resulted in customer resistance and competitive pressure, and we were not able to pass all of these increases to our customers effectively during the fiscal year ended October 31, 2003. This adversely affected our revenue, gross profit and earnings in fiscal 2003 and 2002. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

Results of Operations

Year ended October 31, 2003, as compared to Year Ended October 31, 2002

Net Sales and Gross Profit

        Net sales for the year ended October 31, 2003, increased by $98.9 million, or 15.0%, to $759.5 million from $660.6 million for the year ended October 31, 2002. The increase in net sales included $50.6 million of positive impact of foreign exchange and other increases comprised primarily of price increases attributable to higher raw material costs (primarily resin) which were partially passed on to customers of $48.3, or 7.3% for the 2003 fiscal year. Net sales in North America increased to $462.1 million during fiscal 2003 from $408.7 million during fiscal 2002, primarily due to a 12.9% increase in per unit average selling prices combined with a less that 1% increase in sales volume. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were not entirely passed through to customers during fiscal 2003. Net sales in Europe increased $22.0 million to $175.0 million for fiscal 2003 from $153.0 million for fiscal 2002, primarily due to the positive impact of foreign exchange of $27.2 million, which was partially offset by $5.2 million due to lower per unit selling prices primarily as a result of the continuing general economic pressures of the region and the competitive marketplace. Net sales in Asia/Pacific increased $23.5 million to $122.4 million during fiscal 2003 from $98.9 million for fiscal 2002, primarily due to the positive impact of foreign exchange of $19.6 million, which increased average selling prices. A change in product mix also had a positive impact on pricing, which increased per unit average selling price.

        Gross profit for the year ended October 31, 2003, was $129.6 million compared to $122.5 million for the year ended October 31, 2002. This increase of $7.1 million in gross profit was primarily a result of the positive impact of foreign exchange of $6.4 million, higher gross profit realized in North American and Asia/Pacific of $6.5 million offset by lower gross profit margin in Europe of $5.7 million. Gross profit in North America increased $3.7 million, or 4.1%, to $95.1 million for the year ended October 31, 2003, as a result of the positive impact of foreign exchange of approximately $800,000 and being able to pass through to customers higher raw material costs, primarily resin, during the third and fourth quarter of fiscal 2003, which we were not able to pass through in fiscal 2002, and a 4.2% increase in fourth quarter volume. Gross profit in Europe decreased $3.0 million, or 14.2% to $18.2 million for fiscal 2003 from $21.2 million for the year ended October 31, 2002. This decrease without the positive effect of foreign exchange of $2.9 million, would have been $5.8 million for the period. This decrease was primary due to the continuing general economic pressures of the region, the competitive marketplace and the inability to pass through all resin cost increases during the period. This decrease also included $300,000 of restructuring charges relating to the final phase of our shutdown of the United Kingdom facilities and a $232,000 inventory write-down associated with the liquidation of FIAP (see Note No. 22 to our Consolidated Financial Statements). Asia/Pacific gross profit for the year ended October 31, 2003, increased to $16.3 million from $10.0 million for the like period in the prior fiscal year. This increase was a result of the positive impact of foreign exchange of $2.7 million and change in sales mix to higher gross margin products and overall manufacturing efficiencies that were completed during the fiscal year.

Operating Expenses

        Operating expenses for the year ended October 31, 2003 were $123.5 million, an increase of $19.8 million, or 19.1%, from $103.7 million for the prior fiscal year. The fiscal 2003 operating expenses include $10.7 million of shut down costs and $2.4 of accounts receivable write-downs pertaining to the voluntarily liquidation of FIAP (see Note No. 22 to our consolidated financial statements) and also includes $7.0 million of negative impact of foreign exchange, partially offset by other decreases of $240,000, or 0.2%, for fiscal 2003. Delivery expenses for fiscal 2003 were $36.7 million versus $35.9 million in the prior year. After giving effect to the negative foreign exchange impact of $1.7 million, delivery expenses decreased by $1.0 million from the prior year as a result of lower worldwide third party delivery costs. Selling expenses increased by $2.6 million to $43.4 million from $40.8 million in the same period in the prior fiscal year. This increase can be primarily attributed to the negative impact of foreign exchange of $2.5 million. Total foreign selling expenses decreased by $754,000, which offset increased selling expenses in North America relating to commissions, general insurance, and healthcare costs. General and administrative expenses in fiscal 2003, including $2.4 of accounts receivable write-downs pertaining to the voluntarily liquidation of FIAP, increased by $5.7 million to $32.7 million from $27.0 million in the same period in the prior fiscal year. This general increase of $3.3 million was primarily due to a negative foreign exchange impact of $2.8 million on overall foreign general and administrative expenses. The balance of the increases is attributable to increase in the cost of general insurance, healthcare and third party consulting fees.

Other Operating Income (Expense)

        Other operating income (expense) for the year ended October 31, 2003, amounted to a $4.1 million in income for the period, which included gains on sale of our United Kingdom land sale of $3.7 million, the gain of $563,000 realized on the sale and leaseback of our Spain manufacturing facility offset by $116,000 in losses on sales of machinery and equipment during the period.

Interest Expense, Net

        Interest expense, net for the year ended October 31, 2003, was $25.5 million compared to $25.2 million for the year ended October 31, 2002. This slight increase in interest expense resulted from higher average debt outstanding during fiscal 2003 versus fiscal 2002, partially offset by lower average interest rates paid in fiscal 2003.

Gain on Sale of Interest in Joint Venture

        On May 14, 2003, the Company sold its 50.1 percent ownership of Rapak Asia Pacific Limited ("Rapak") to its joint venture partner, DS Smith (UK) Limited and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, the Company's share of Rapak losses amounted to approximately $1.0 million, which reduced the investment value to $1.6 million. The sale produced a gain of $5.9 million ($3.5 million after tax).

Gain on Sale of Interests in Subsidiary

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

Other Income (Expense)

        Other income (expense) for the year ended October 31, 2003, amounted to $3.6 million in expense, an increase of $2.0 million over fiscal 2002. This increase primarily relates to foreign currency transaction losses of $2.6 million realized during the year versus losses of $1.4 million in the prior year. We also recorded a loss of $1.0 million from the operations of our joint venture for the fiscal year, up from $165,000 in the prior year, and net other miscellaneous expenses of $40,000.

Provision (Benefit) for Income Taxes

        The provision for income taxes for year ended October 31, 2003 was $12.5 million on a loss before the provision for income taxes of $13.0 million. The fiscal 2003 provision for income taxes includes a $13.0 million increase in valuation allowances relating to certain foreign deferred tax assets for net operating loss carryforwards in which the Company has determined that it is more likely than not that the carryforwards will not be fully utilized. See Note No. 11 to the Consolidated Financial Statements for the reconciliation of the provision for income taxes to the benefit that would be computed for statutory purposes.

Year ended October 31, 2002, as compared to Year Ended October 31, 2001

Net Sales and Gross Profit

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

Other Operating Income (Expense)

        Other operating income (expense) for the year ended October 31, 2002, amounted to $37,000 from gains on sales of equipment versus $4.2 million in the prior year, which included a $2.5 million gain on the sale of its former New Jersey operating facility, and other miscellaneous income and expenses of $1.8 million for the close down of our manufacturing facilities in England and $1.4 million of restructuring charges for the closedown of our Melbourne, Australia, plant.

Interest Expense, Net

        Interest expense for the year ended October 31, 2002, was $25.2 million compared to $28.2 million for the prior year. The decrease in interest expense resulted from lower average interest rates paid during the current period partially offset by higher average debt outstanding for the period.

Gain on Sale of Interests in Subsidiary

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

Other Income (Expense)

        Other income (expense), net for the year ended October 31, 2002, amounted to a $1.6 million expense versus other income of $819,000 for fiscal 2001. This amount included foreign currency transaction losses of $1.4 million realized during the current period versus gains of $607,000 in the prior year.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $44.7 million at October 31, 2003, compared to $46.6 million at October 31, 2002. This $1.9 million decrease in working capital was primarily the result of a $10.6 million increase in short-term borrowings by our foreign subsidiaries and a decrease of $2.7 million in current deferred tax assets. These decreases were offset by a net increase in working capital of $6.8 million due to the liquidation of our FIAP business which resulted from a $12.1 million reclassification to current assets of the net book value of our property which is held for sale in Italy, partially offset by additional reserves on its account receivable and inventory of $2.6 million and accruals for severance benefits of $2.7 million. The improved management of our accounts receivable, inventories and accounts payable helped improve our working capital by approximately $5.0 million for the year.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If the loan's Excess Availability, as defined, is less than $20.0 million, we must meet certain minimum financial covenants including the activation of a lock-box whereby daily cash collections would automatically pay down the credit facility. If the loan's Excess Availability is less than $10.0 million, we are subject to further restrictions including limitations on inter-company funding. During fiscal 2003 the Excess Availability under this credit facility ranged from $13.7 million to $61.6 million. For the period from February 16, 2003 to July 10, 2003 the lock-box was activated and we were required to meet the aforementioned financial covenants. During this period, the amounts outstanding under the credit facility were classified as a current liability, which resulted in a deficit in our working capital. We currently project that our Excess Availability under this facility will exceed $20.0 million throughout fiscal 2004 based upon fiscal 2004 budgeted financial statements and budgeted cash requirements. Interest payable under this facility is based upon Excess Availability levels or certain leverage ratios at a margin of prime rate plus .25% to 1.0% for overnight borrowings and LIBOR plus a range of 2.25% to 3.00% for term loans up to one year. As of October 31, 2003, there was $16.7 million outstanding at 4.5% under this credit facility with Excess Availability of $61.6 million. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        In November 1997, we completed an offering of $200.0 million in aggregate principal amount of 9.875% Senior Subordinated Debentures due November 15, 2007 ("Debentures"). The issue price was 99.224% resulting in an effective yield of 10%. The Debentures contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of the covenants of the Debentures at October 31, 2003.

        We maintain various credit facilities at our foreign subsidiaries. At October 31, 2003, the aggregate amount outstanding under such facilities was $31.7 million of which $28.3 million is secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories and machinery and equipment. The amount of the collateral at October 31, 2003 was $112.1 million. There was $19.4 million additional availability under these facilities at October 31, 2003. The Company guarantees certain of the debt of its foreign subsidiaries through corporate guarantees aggregating approximately $7.5 million at October 31, 2003. There are no existing events of default that would require the Company to satisfy these guarantees. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        During fiscal 2003, the Company entered into two capital leases totaling $4.0 million related to manufacturing equipment. The current portion of these leases is contained in accrued liabilities and the long-term portion of $2.4 million is contained in other long-term liabilities. These capital leases will be paid in full by fiscal 2009.

        Our cash and cash equivalents were $4.2 million at October 31, 2003, as compared to $2.7 million at October 31, 2002. Net cash provided in operating activities during the fiscal year ended October 31, 2003, was $23.0 million, primarily due to depreciation and amortization of $32.5 million, $8.7 million relating to provisions for the shutdown of FIAP, decreases in accounts receivable and inventories (including provision for losses) of $19.1 million, decreases in other current and long term assets of $2.1 million, in equity interest in subsidiary of $1.0 million, and in deferred tax assets of $8.1 million and increases in accrued expenses and long-term liabilities of $5.4 million offset by a net loss for the period of $25.5 million, a decrease in accounts payable of $18.4 million, the gain of $5.9 million on the sale of our interests in joint venture and $4.1 million gain on sales of property, plant and equipment. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash provided from investing activities during the year ended October 31, 2003, was $1.9 million, resulting primarily from proceeds of $7.5 million from the sale of our interest in our Rapak joint venture and $10.8 million proceeds from sales of property, plant and equipment, of which $5.9 million and $4.0 million resulted from the sale of our United Kingdom land and the sale leaseback of our Spanish land and building, respectively. This was offset by our investment in capital expenditures of $16.4 million.

        Net cash used in financing activities during the fiscal 2003, was $9.3 million, reflecting net repayments of $9.7 million offset by proceeds from stock issuances of $461,000.

        The Company's aggregate commitments under its Loan Agreement, Senior Subordinated Debentures, foreign borrowings, capital leases and noncancelable operating lease agreements as of October 31, 2003, are as follows:

For the fiscal years ending October 31,	Borrowings	Capital Leases	Operating Leases	Total Commitment
	(amounts in thousands)
2004	$22,440	$577	$10,037	$33,054
2005	2,894	577	9,055	12,526
2006	2,902	577	6,560	10,039
2007	(1) 219,035	577	4,314	223,926
2008	738	577	2,942	4,257
Thereafter	2,715	96	5,504	8,315

(1)
The Company expects to refinance its Senior Subordinated Debentures and its revolving credit facility during fiscal year 2007.

        The Company has estimated that it will use approximately $4.4 million of cash in the FIAP shutdown in fiscal 2004.

        The Company knows of no current or pending demands or commitments that will materially affect its liquidity.

        The Company's has approximately $6.7 million of unfunded pension benefit obligations at October 31, 2003 for its foreign locations.

        The Company announced in November 2003, that from time to time and as permitted by its various loan agreements, it may repurchase up to $25.0 million of its 9.875% senior subordinated debentures.

        We believe that our cash on hand at October 31, 2003 and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under the current credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. At October 31, 2003, the Company had an aggregate of approximately $81.0 million available under these credit facilities.

Effects of Inflation

        Inflation is not expected to have significant impact on our business.

Contingencies

        In fiscal 2001, the Company's Holland subsidiary was served by the European Commission with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company is cooperating with the European Commission in its investigation. At this time, no litigation is pending against the Company involving this matter, and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company's Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

Critical Accounting Policies

        Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, assets held for sale, income taxes, financing operations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgements on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

  •
  Revenue recognition, including customer rebates, promotions and other incentive programs

  •
  Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, reserves for obsolete or potentially obsolete inventories, LIFO valuations and litigation accruals

  •
  Accounting for income taxes, estimating the realizability of deferred tax assets and evaluating income tax contingencies

  •
  Derivative instruments—cash flow hedges

  •
  Purchase accounting and valuation of investment in joint venture

  •
  Impairment of long-lived assets, including goodwill

  •
  Estimating the costs to shutdown divested entities

        The Company recognizes sales and cost of sales at the time the product is shipped to the customer and records estimated reductions to revenue for customer rebates, returns, promotions or other incentive programs. Customer rebate programs are based upon annual rebate agreements based upon predetermined sales volume requirements and accrued at each customer's agreed rebate percentage. If market conditions were to decline, the Company may take actions to increase customer incentive programs, thus resulting in a reduction of gross sales and profit at the time the incentive is offered.

        Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 60 months' sales, less account write-offs to date. When it is deemed probable that a customer account is uncollectable, that balance is added to the calculated reserve. Actual results could differ from these estimates under different assumptions and may be affected by changes in the general economic conditions.

        Management reviews its physical inventories at each business unit to determine the obsolescence of the products on hand. When the Company determines it has obsolete inventory, our North America operations scrap those inventory items and our international operations establish the appropriate reserve for these items. The Company maintains its United States inventory on the LIFO method of inventory valuation, except for supplies. The LIFO valuation is reviewed quarterly for net realizable value and adjusted accordingly.

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

        The realizability of the Company's deferred tax assets is primarily dependent on the future taxable income of the entity to which the deferred tax asset relates. Management assesses the likelihood that such deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Should the future taxable income of such entities be materially different from management's estimates an additional valuation allowance may be necessary in future periods. Such amounts, if necessary, could be material to our results of operations and financial position, as they were in fiscal 2003.

        The Company operates internationally giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. Certain of the Company's intercompany loans are short term in nature. In those loans, the Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. Gains and losses on these derivatives are recognized for changes in the fair value of these derivatives in the Consolidated Statements of Operations for each reporting period. In addition, the Company hedges foreign currency risk on third party commitments with cash flow hedges. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on going basis the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective. Should these cash flow hedges prove to be ineffective, changes in the fair value of the derivatives would be recognized in operations each reporting period.

        The acquisition of Visypak in November 2001 was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of the acquisition. We formed a New Zealand company, Rapak Asia Pacific Ltd. ("Rapak") and sold 49.9% of the venture to DS Smith as part of a joint venture agreement for the operation of Rapak. Rapak acquired the "bag-in-box" business conducted by Visy in New Zealand and Australia, and we transferred our New Zealand Liquipac business to Rapak. We retained the flexible packaging business we acquired from Visy. Since we did not have an effective controlling voting interest in this venture, we have accounted for our investment under the equity method of accounting. We recorded our equity in the income or losses of Rapak based upon the best information available as of the date of the financial statements. On May 14, 2003, we sold our 50.1% ownership of Rapak to our joint venture partner, DS Smith and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, our share of Rapak losses amounted to approximately $1.0 million, which reduced the investment value to $1.6 million. The sale produced a pre-tax gain of $5.9 million ($3.5 million after tax), which is included within the balance of the Other Income (Expense) in the accompanying statement of operations for the fiscal year ended October 31, 2003.

        We have used our best estimates in establishing the asset impairment charges, provisions, writedowns and reserves recorded as a result of the voluntary liquidation of FIAP. We estimated the net realizable value of FIAP's accounts receivable based on an analysis of collections made subsequent to October 31, 2003 as well as regarding the collectibility of the remaining customer balances for which payment has yet to be received. The write-down of inventories was determined based on an analysis of sales made subsequent to October 31, 2003, and estimates regarding the net realizable value of inventory remaining to be sold. We estimated the net realizable value of machinery and equipment based on sales made subsequent to October 31, 2003, and an estimate of the net realizable value of machinery and equipment, land and building remaining to be sold based on third party offers received by us to date. Employee termination benefits were determined based on negotiation with the local Italian union. The agreement with the union was comprised of three items: compliance with the Italian government required social plan, exit bonus for each employee negotiated between us and the union, and payment of the accrued termination indemnity fund, a statutorily determined amount which we had accrued monthly. Additionally, as part of the shutdown of the FIAP facility in Italy, we closed our FIAP sales office located in Meudon, France. All five employees have been terminated. The severance package was determined by statutory law and is expected to be paid during the first quarter of fiscal 2004. The write-downs, provisions and reserves relating to the liquidation of FIAP were based upon the Company's best estimates given the information available at the filing date. Actual realizable values or payments to be made may be different from such estimates and such differences will be recorded in fiscal 2004.

        On November 1, 2001, we elected to adopt the provision of SFAS No. 142. As required by SFAS No. 142, we perform an annual assessment as to whether there was an indication that goodwill is impaired. The Company performed its annual impairment analysis under SFAS 142 on September 30, 2003 based on a comparison of the Company's market capitalization to its book value at that date. The Company also performed a supplemental estimate of the fair value of the Company using comparable industry multiples of cash flows compared to the book value of the Company. The Company's policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a period of more than six months or the estimated value of the Company based on cash flow multiples is below book value. Should the carrying value of the Company exceed its fair value for an other than temporary period of time, the amount of any resulting goodwill impairment may be material to our financial position and results of operations. The Company concluded that goodwill was not impaired at September 30, 2003. The Company plans to perform its impairment test at September 30 each fiscal year. We also review our financial position quarterly for other triggering events as described in SFAS No. 142.

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward-Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, amount of Excess Availability under our credit facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings or liquidity for, the year ending October 31, 2004, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

        The Company may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At October 31, 2003, the Company was not a party to any interest rate swaps, collars or options.

        The fair value of the Company's fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2003, the carrying value of the Company's total debt was $250.7 million of which approximately $202.3 million was fixed rate debt. As of October 31, 2003, the estimated fair value of the Company's fixed rate debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $208.4 million.

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

        As of October 31, 2003, the Company had foreign exchange forward contracts outstanding with a notional contract amount of $41.8 million, all of which have a maturity of less than one year. At

October 31, 2003, the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a loss of $1.9 million, which is included in accrued expenses.

        The Company's foreign subsidiaries had third party outstanding debt of approximately $31.7 million on October 31, 2003. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange forward contracts.

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

Risk Factors

        You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report or incorporated by reference before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

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

        If there is overcapacity in the production of any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

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

Company Risks

We experience fluctuations in operating income, which may cause our stock price to fluctuate

        Our operating income (loss) has been subject to significant quarterly and annual fluctuations. These fluctuations can be caused by:

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

Our business may be adversely affected by risks associated with foreign operations

        Approximately 39% of our revenues are generated from operations conducted outside North America. Conducting an international business inherently involves a number of difficulties and risks, including the following:

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

We may, from time to time, experience problems in our labor relations

        Of our employees in North America, unions represent 266 employees under three collective bargaining agreements. These agreements expire in March 2004 (negotiations to start in February 2004) and in February and March 2005. Further, we have 16 collective bargaining agreements at our international facilities, covering substantially all of the hourly employees at these facilities. Changes in these agreements, over which we have no control, could adversely affect us.

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

Possible Violation of European Competition Law could adversely affect us

        In Fiscal 2001, the European Commission served our Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by that subsidiary. We are cooperating in this investigation. No litigation has been instituted against us involving this matter. However, we are not in a position to evaluate the outcome of the investigation. If the litigation is instituted, a fine may be assessed. We are not in a position to predict whether litigation will be commenced and, if commenced, and our subsidiary is found guilty, that the fine would not be material.

Financial Risks

        We have a high level of debt relative to our equity, which reduces cash available for our business, may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns

        We are highly leveraged and our operations are subject to restrictions imposed by the terms of our indebtedness. As at October 31, 2003, our total consolidated indebtedness, including short-term borrowings and capitalized leases, was approximately $255 million and our total shareholders' equity was approximately $50 million. Total indebtedness represented 83.6% of the total capitalization.

        Accordingly, we are subject to all of the risks associated with substantial indebtedness, including:

  •
  a substantial portion of our cash flow from operations will be used to service our indebtedness;

  •
  we will have reduced funds available for operations, future business opportunities and other purposes;

  •
  our ability to obtain additional financing for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired;

  •
  we are more vulnerable to economic downturns and less able to withstand competitive pressures and react to changes in our industry and general economic conditions;

  •
  The parent company to some extent finances its foreign subsidiaries, and as these inter-company loans increase, our exposure to currency fluctuations and costs associated with these loans increases.

        In addition, the Indenture under which our $200.0 million outstanding Senior Subordinated Notes were issued and the Loan and Security Agreement under which a major portion of our other borrowings were made contain covenants which may limit our operating flexibility with respect to certain business matters.

If we fail to meet our scheduled debt service requirements, we will need to refinance our indebtedness or sell material assets, and if we fail to do so, a substantial portion of our assets can be sold by the lenders under the Loan and Security Agreement.

        If we are unable to meet our future debt service requirements from our cash flow, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be taken on a timely basis or on satisfactory terms or that we will be able to satisfy our additional capital requirements. In addition, the terms of the Indenture and the Loan and Security Agreement may prohibit us from adopting any of one or more of the alternatives which might otherwise be available.

        Our borrowings under the Loan and Security Agreement are secured by mortgages and liens on our domestic assets and on 66% of our ownership interest in certain foreign subsidiaries. Accordingly, if a default occurs under the Loan and Security Agreement and is not cured, it may result in a substantial reduction or termination of our business. Further, such default would also constitute default under the Indenture pursuant to which our Senior Subordinated Notes were issued.

This Annual Report contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences, include, but are not limited to, those discussed above and elsewhere in this Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index:

        Report of Independent Public Accountants:

    A.
    Report of KPMG LLP, Independent Public Accountants

    B.
    Copy of report of Arthur Andersen LLP previously issued and not reissued

        Financial Statements:

      Consolidated Balance Sheets as of October 31, 2003 and 2002

      Consolidated Statements of Operations for the years ended October 31, 2003, 2002 and 2001

      Consolidated Statements of Shareholders' Equity for the years ended October 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the years ended October 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements for the year ended October 31, 2003

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

        Andersen's report on the Company's consolidated financial statements for the fiscal year ended October 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal year ended October 31, 2001 and through July 15, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The Company requested Andersen to furnish a letter addressed to the Securities and Exchange Commission stating whether Andersen agreed with the statements made above by the Company. The Company was informed by Andersen that it would not be able to provide such a letter because of its current situation.

        During the year ended October 31, 2001 and through July 15, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 9A. CONTROLS AND PROCEDURES

        Our Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures and have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report in a timely manner, alerting them to material information relating to our company, including our consolidated subsidiaries, required to be included in such reports. There have been no changes in our company's internal controls over financial reporting during our most recent fiscal year and our current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning this item, see "Item 1. Business Management" of Part I hereof and the table and text under the captions "Election of Class C Directors and Nominee Biographies," "Standing Directors Biographies," "Board of Directors Information" and "Other Information Concerning Directors, Officers and Stockholders" in the Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on April 13, 2004 (the "Proxy Statement"), which information is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        For information concerning this item, see the text and tables under the caption "Audit Committee Report" in the Proxy Statement, which information is incorporated herein by reference.

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

(b)
Current Reports on Form 8-K:

(1)
The Company filed a Form 8-K on September 10, 2003, under CURRENT REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934:

    Item 9. Regulation FD Disclosure
    Press release of the Company announcing its repurchase program for its 9.875% Senior Subordinated Debentures.

  (2)
  The Company filed a Form 8-K on September 22, 2003, under CURRENT REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934:

    Item 5. Other Events and Regulation FD Disclosure
    The Company announced its Italian holding company voted to voluntarily liquidate its Italian operating company, FIAP S.P.A. ("FIAP"), because of the continued losses being incurred by FIAP.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AEP Industries Inc.:

        We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2003 and October 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows and the financial statement schedule for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated statements of operations, shareholders' equity and cash flows and the financial statement schedule of AEP Industries, Inc. for the year ended October 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and schedule, before the revision described in Notes 2 and 21 to the consolidated financial statements, in their report dated January 17, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed above, the 2001 consolidated financial statements of AEP Industries Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Notes 2 and 21, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of November 1, 2001. In our opinion, the disclosures for 2001 in Notes 2 and 21 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of AEP Industries, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Short Hills, New Jersey
February 11, 2004

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 17, 2002

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2003 AND 2002
(in thousands, except share amounts)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,203	$2,698
Accounts receivable, less allowance for doubtful accounts of $10,065 and $6,590 in 2003 and 2002, respectively	105,891	101,209
Inventories, net	74,445	78,898
Deferred income taxes	3,113	5,806
Other current assets	10,889	10,981
Assets held for sale	12,072	1,762

Total current assets	210,613	201,354

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	185,876	202,423
GOODWILL	31,484	32,924
INVESTMENT IN JOINT VENTURE	0	1,903
DEFERRED INCOME TAXES	16,227	17,947
OTHER ASSETS	12,164	12,480

Total assets	$456,364	$469,031

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$22,440	$10,706
Accounts payable	90,691	101,166
Accrued expenses	52,743	42,881

Total current liabilities	165,874	154,753
LONG-TERM DEBT	228,284	245,151
OTHER LONG-TERM LIABILITIES	11,876	7,483

Total liabilities	406,034	407,387

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,518,055 and 10,458,119 shares issued in 2003 and 2002, respectively	105	105
Additional paid-in capital	99,085	102,123
Treasury stock at cost, 2,341,311 and 2,575,781 shares in 2003 and 2002, respectively	(52,006)	(57,213)
Retained earnings	28,744	54,262
Accumulated other comprehensive loss	(25,598)	(37,633)

Total shareholders' equity	50,330	61,644

Total liabilities and shareholders' equity	$456,364	$469,031

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001
(in thousands, except per share data)

	2003	2002	2001
NET SALES	$759,473	$660,578	$639,700
COST OF SALES	629,599	538,041	514,808
RESTRUCTURING CHARGES	300	51	3,198

Gross profit	129,574	122,486	121,694

OPERATING EXPENSES:
Delivery	36,719	35,897	33,770
Selling	43,424	40,757	38,175
General and administrative	32,653	27,024	27,222
Shutdown Costs	10,694	—	—

Total operating expenses	123,490	103,678	99,167
OTHER OPERATING INCOME (EXPENSE):
Gain on sales of property, plant and equipment, net	4,112	37	4,238

Income from operations	10,196	18,845	26,765
OTHER INCOME (EXPENSE):
Interest expense	(25,549)	(25,238)	(28,210)
Gain on sale of interest in subsidiary	—	6,824	—
Gain (loss) on sale of joint venture	5,948	—	(6,515)
Other, net	(3,634)	(1,635)	819

	(23,235)	(20,049)	(33,906)

Loss before provision (benefit) for income taxes	(13,039)	(1,204)	(7,141)
PROVISION (BENEFIT) FOR INCOME TAXES	12,479	565	(2,777)

Net loss	$(25,518)	$(1,769)	$(4,364)

EARNINGS (LOSS) PER SHARE:
Basic net loss	$(3.16)	$(0.23)	$(0.57)

Diluted net loss	$(3.16)	$(0.23)	$(0.57)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001
(in thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (loss)
					Additional Paid-in Capital		Retained Earnings	Comprehensive income (loss)
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2000	10,206	$102	2,666	$(59,221)	$94,608	$(43,054)	$60,395
Issuance of common stock upon exercise of stock options	209	2			4,602
Issuance of common stock pursuant to stock purchase plan	14				359
Tax benefit from stock option exercises					1,168
ESOP contribution			(31)	693	504
Net loss							(4,364)	$(4,364)
Translation adjustments						3,534		3,534
Adoption of FASB 133 (Note 1)						4,404		4,404
Unrealized loss on cash flow hedges						(3,448)		(3,448)
Pension plan minimum liability						(387)		(387)

Comprehensive loss:								$(261)

BALANCES AT OCTOBER 31, 2001	10,429	104	2,635	(58,528)	101,241	(38,951)	56,031
Issuance of common stock upon exercise of stock options	8	1			206
Issuance of common stock pursuant to stock purchase plan	21				424
Tax benefit from stock option exercises					19
ESOP contribution			(59)	1,315	233
Net loss							(1,769)	$(1,769)
Translation adjustments						1,955		1,955
Unrealized loss on cash flow hedges						(11)		(11)
Pension plan minimum liability						(626)		(626)

Comprehensive loss:								$(451)

BALANCES AT OCTOBER 31, 2002	10,458	$105	2,576	$(57,213)	$102,123	$(37,633)	$54,262
Issuance of common stock pursuant to stock purchase plan	60				461
ESOP contribution			(235)	5,207	(3,499)
Net loss							(25,518)	(25,518)
Translation adjustments						12,021		12,021
Unrealized loss on cash flow hedges						(80)		(80)
Pension plan minimum liability						94		94

Comprehensive loss:								$(13,483)

BALANCES AT OCTOBER 31, 2003	10,518	$105	2,341	$(52,006)	$99,085	$(25,598)	$28,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001
(in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,518)	$(1,769)	$(4,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,547	29,045	28,552
Provision for Shutdown	8,677	—	—
Gain on sale of interest in subsidiary	—	(6,824)	—
Losses(income) from equity interest	1,038	165	(151)
Gain on UK land sale	(3,657)	—	—
Gain on sale of property, plant and equipment	(455)	(37)	(4,238)
(Gain) loss on sale of joint venture	(5,948)	—	6,515
Provision for losses on accounts receivable and inventories	6,737	3,291	2,876
Provision (benefit) for deferred income taxes	8,143	(1,354)	(2,867)
Changes in operating assets and liabilities, net of acquisition of business:
Decrease (increase) in accounts receivable	2,852	(4,196)	10,208
Decrease (increase) in inventories	9,541	(4,465)	6,858
Decrease (increase) in other current assets	1,628	2,161	(1,897)
(Increase) decrease in other assets	489	1,115	(555)
(Decrease) increase in accounts payable	(18,469)	13,087	(6,444)
Increase (decrease) in accrued expenses	2,680	(9,614)	2,630
Increase (decrease) in other long-term liabilities	2,692	(1,336)	144

Net cash provided by operating activities	22,977	19,269	37,267
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,395)	(23,265)	(22,004)
Net proceeds from dispositions of property, plant and equipment	10,814	540	7,024
Acquisition of business, net of cash acquired and working capital adjustments	—	(9,283)	—
Net proceeds from sale of interest in subsidiary	—	8,901	—
Net proceeds from sale of joint venture	7,472	—	9,589

Net cash provided by/(used in) investing activities	1,891	(23,107)	(5,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of long-term debt	(9,728)	10,197	(36,390)
Proceeds from issuance of common stock	461	631	4,964

Net cash (used in)/provided by financing activities	(9,267)	10,828	(31,426)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(14,096)	(7,496)	(175)

Net increase (decrease) in cash	1,505	(506)	275
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,698	3,204	2,929

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,203	$2,698	$3,204

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS:

        AEP Industries Inc. (the "Company") is an international manufacturer of a wide range of plastic film products. The Company's products are used in a number of industrial, commercial, food and agricultural applications and are sold worldwide, including North America, Western Europe and the Asia/Pacific regions.

(2) SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year:

        The Company's fiscal year-end for its U.S. operation is October 31. During fiscal 2002 and 2001, the fiscal year-end for its foreign locations was the last Friday of the month of October. Fiscal years 2002 and 2001 represented the 52 weeks ended October 25, 2002 and October 26, 2001, respectively. During fiscal 2003, the Company changed the fiscal year-end of its foreign locations to be October 31. Fiscal 2003 ended on October 31 for the foreign locations and included 53 weeks.

Principles of Consolidation:

        The consolidated financial statements include the accounts of all majority-owned subsidiaries; except for the investment in our joint venture (see Note 20). All significant intercompany transactions have been eliminated.

Revenue Recognition:

        The Company recognizes sales and cost of sales at the time the product is shipped to the customer and records estimated reductions to revenue for customer rebates, returns, promotions or other incentive programs.

Cash and Cash Equivalents:

        The Company considers all highly liquid investments purchased with an initial or remaining maturity of three months or less to be cash equivalents.

Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates include those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, assets held for sale, income taxes, financing operations, retirement benefits, and contingencies and litigation. See Note 22 for discussion on the Company's estimates made related to the shut down of its Italian operations.

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

Foreign Currency Translation:

        Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are recorded in other income (expense).

Research and Development Costs:

        Research and development costs are charged to expense as incurred. Approximately $1.8 million, $1.5 million and $1.2 million were incurred for such research and development during 2003, 2002 and 2001, respectively.

Income Taxes:

        Income taxes are accounted for using the asset and liability method. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recorded when it is more likely than not that they will be realized.

        The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

Derivatives:

        The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. The Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. In fiscal 2001 and 2002 gains and losses on these derivatives were recognized for changes in the fair value of these derivatives in the consolidated statements of operations each reporting period. In addition, the Company hedges foreign currency risk on third party commitments with a duration of one year or less with cash flow hedges. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on going basis the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective.

        Effective November 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 138 and SFAS 149, requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in operations to offset the changes in the fair value of the assets or liabilities being hedged. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in shareholders' equity and is reclassified into operations when the hedged transaction affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations.

        The cumulative adjustment recorded on November 1, 2000, to reflect the adoption of FAS 133 was to increase current assets and other comprehensive income by $4.4 million. At October 31, 2003 and 2002, the change in the net fair value of derivative financial instruments designated as cash flow hedges by the Company were a loss of $80,000 and $11,000 respectively and are included in accrued expenses and accumulated other comprehensive loss.

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

Goodwill:

        Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, was amortized on a straight line basis over the period of expected benefit of 35 years prior to November 1, 2001. Additionally prior to November 1, 2001, the Company evaluated whether events or circumstances had occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable under the provisions of SFAS No. 121. No reduction of goodwill for impairment was required in fiscal 2001 or previous years.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles". These standards establish requirements for reporting and accounting for acquired goodwill and other intangible assets and supersede APB Opinion No. 16, "Business Combinations" and No. 17, "Intangible Assets". These standards require business combinations to be accounted for as purchases, broaden the criteria for recording intangible assets separate from goodwill and require the use of a non-amortization approach for acquired goodwill and indefinite life intangible assets. Under the non-amortization approach, goodwill and indefinite life intangible assets will not be amortized in the results of operations, but will be reviewed for impairment at least on an annual basis. The Company elected to adopt this standard on November 1, 2001. The Company recognized $1,401,000 of goodwill amortization expense for the year ended October 31, 2001. The Company performed its annual impairment analysis under SFAS 142 on September 30, 2003 based on a comparison of the Company's market capitalization to its book value at that date. The Company also performed a supplemental estimate of the fair value of the Company using comparable industry multiples of cash flows compared to the book value of the Company. The Company's policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a period of more than six months or the estimated value of the Company based on cash flow multiples is below book value. The Company concluded that goodwill was not impaired at September 30, 2003. The Company plans to perform its impairment test at September 30 each fiscal year.

Fair Value of Financial Instruments:

        Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements equal or approximate their fair values because of the short term maturity of those instruments. The fair value of the Company's debt and hedge contracts is discussed in Notes 6 and 7, respectively.

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

Earnings Per Share:

        Basic earnings per share ("EPS") is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the years ended October 31, 2003, 2002 and 2001, was 8,065,857, 7,850,192 and 7,717,028, respectively. Diluted EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). At October 31, 2003, 2002 and 2001, the Company had 301, 41,615 and 107,895 of stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

Stock Based Compensation:

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decision with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 in the first quarter of fiscal 2003. Since we have not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

        The Company does not recognize compensation expense relating to employee stock options because options are only granted with an exercise price equal to the fair value of the Company's common stock on the effective date of the grant. If we had elected to recognize compensation expense using a fair value approach, and, therefore, determined the compensation based on the value as determined by the Black-Scholes option pricing model, the proforma net loss and loss per share would have been as follows:

Amounts in thousands	2003	2002	2001
Net loss, as reported	$(25,518)	$(1,769)	$(4,364)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(371)	(1,146)	(1,015)
Pro forma net loss	$(25,889)	$(2,915)	$(5,379)
Earnings per share:
Basic loss per share, as reported	$(3.16)	$(0.23)	$(0.57)
Basic loss per share, pro forma	$(3.21)	$(0.37)	$(0.70)
Diluted loss per share, as reported	$(3.16)	$(0.23)	$(0.57)
Diluted loss per share, pro forma	$(3.21)	$(0.37)	$(0.70)

        As reflected in the pro forma amounts in the above table, the fair value of each option granted in 2003, 2002 and 2001 was $5.68, $16.90 and $26.12, respectively. The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rates	5.83%	5.85%	6.02%
Expected lives	7.5	7.5	7.5
Expected volatility	48.93%	48.69%	46.98%
Dividend rate	0%	0%	0%

Long-Lived Assets:

        All long-lived assets, except for goodwill and indefinite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Assets to be disposed of are reported at the lower of the carrying value or the fair value less costs to sell. Beginning November 1, 2001, goodwill and indefinite life intangible assets are reviewed for impairment under the provisions of SFAS 142 (see Goodwill above).

New Accounting Pronouncements:

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 superceded previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)".    SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002, which impacted our accounting for the certain shut down costs of our U.K. and FIAP manufacturing facilities (see Notes 16 and 22, respectively).

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on November 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisitions, construction, development and/or normal use of assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on November 1, 2002. The adoption of SFAS No. 143 did not have an impact on the Company's financial position or results of operations.

Reclassifications:

        Certain prior year amounts have been reclassified in order to conform to the 2003 presentation.

(3) INVENTORIES:

        Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	October 31,
	2003	2002
	(in thousands)
Raw materials	$18,911	$20,013
Finished goods	56,635	57,897
Supplies	2,906	4,054

	78,452	81,964
Less: Inventory reserve	4,007	3,066

Inventories, net	$74,445	$78,898

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 46% and 48% of total inventories at October 31, 2003 and 2002, respectively. Inventories would have been increased by $4.0 million and increased by $1.9 million at October 31, 2003 and 2002, respectively, if the FIFO method had been used exclusively. During fiscal 2003, 2002 and 2001, the Company had certain decrements in its LIFO pools. These decrements reduced cost of sales by $602,000, $5,100 and $0, respectively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4) PROPERTY, PLANT AND EQUIPMENT:

        A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
			Estimated Useful Lives
	2003	2002
	(in thousands)
Land	$8,470	$11,217
Buildings	71,337	69,582	15 to 31.5 years
Machinery and equipment	325,987	298,389	3 to 16 years
Furniture and fixtures	8,992	8,664	9 years
Leasehold improvements	2,258	2,224	6 to 25 years
Motor vehicles	400	82	3 years
Construction in progress	3,606	6,106

	421,050	396,264
Less: Accumulated depreciation and amortization	235,174	193,841

	$185,876	$202,423

        Maintenance and repairs expense was approximately $13.0 million, $11.8 million and $10.6 million for the years ended October 31, 2003, 2002 and 2001 respectively.

(5) ACCRUED EXPENSES:

        At October 31, 2003 and 2002, accrued expenses consisted of the following:

	October 31,
	2003	2002
	(in thousands)
Payroll and employee related	$16,040	$13,596
Interest	9,136	9,143
Machinery and equipment	217	2,563
Taxes (other than income)	5,536	5,264
Income Taxes	3,062	54
Customer rebates	5,503	4,434
Shutdown Costs	2,748	—
Other	10,501	7,827

	$52,743	$42,881

(6) DEBT:

        A summary of the components of debt is as follows:

	October 31,
	2003	2002
	(in thousands)
Term loan facility(a)	$16,751	$38,168
Senior Subordinated Debentures, less unamortized discount of $621 and $776, respectively(b)	199,379	199,224
Pennsylvania Industrial Loans(c)	2,908	3,295
Foreign bank borrowings(d)	31,686	15,170

Total Debt	250,724	255,857
Less-Current portion	22,440	10,706

Long-Term Debt	$228,284	$245,151

(a)
On November 20, 2001, the Company entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders (the Agreement). Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. This credit facility is a three year agreement with the Company's option to extend for two additional years to November 20, 2006. Amounts available for borrowing are based upon the sum of eligible domestic values of building and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on most of the Company's domestic assets and on 66% of our ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately of $171 million and $181 million at October 31, 2003 and 2002, respectively. Interest rates under the Credit Facility are based upon Excess Availability, as defined, levels or certain on leverage ratios at a margin of prime rate plus .25% to 1.00% for overnight borrowings and LIBOR plus 2.25% to 3.00% for term loans up to one year. The agreement contains customary covenants including limitations on the incurrence of debt, the disposition of assets, and the making of restricted payments, and minimum EBITDA, as defined in the Agreement, requirements. A springing lock-box is activated if the loan's Excess Availability is less than $20.0 million; the Company is subject to further restrictions including limitations on inter-company funding if the Excess Availability falls below $10.0 million. When the springing lock-box is activated, all remittances received from customers in the United States automatically repay the balance outstanding under this credit facility. The automatic repayments through the lock-box remain in place until Excess Availability exceeds $20 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the credit agreement is classified as a current liability, which may materially affect the Company's working capital ratio. During fiscal 2003, the Excess Availability under this credit facility ranged from $13.7 million to $61.6 million. As of October 31, 2003 and 2002, there was $16.8 million and $38.2 million outstanding, respectively, under this credit facility with additional availability of $61.6 million and $37.6 million, respectively. At the November 20, 2001 closing, the Company borrowed the sum of $52.1 million, of which $51.8 million was used to pay off and terminate the prior credit agreement. Rates under this credit facility are comparable to those under the prior facility.

  The Company was in compliance with all the covenants of the Credit Facility at October 31, 2003 and October 31, 2002.

(b)
9.875% Senior Subordinated Debentures are due November 15, 2007 (the "Debentures"). The issue price was 99.224% resulting in an effective yield of 10%. The Debentures contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness.

  The Company was in compliance with all of the covenants of the Debentures at October 31, 2003 and 2002.

(c)
The Company put in place the following amortizing term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995:

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

  The Company has repaid $0.4 and $1.4 million of these borrowings during 2003 and 2002, respectively.

  For the year ended October 31, 2003 and 2002, the outstanding balance of these financing arrangements was $2.9 million and $3.3 million, respectively.

(d)
In addition to the amounts available under the revolving credit facilities, the Company also maintains secured credit facilities at its foreign subsidiaries. At October 31, 2003 and 2002, the aggregate amount outstanding under such facilities and included within the foreign bank borrowings amount, was approximately $31.7 million and $15.2 million, respectively. The current portion of this amount was $22.1 million and $10.3 million at October 31, 2003 and 2002, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories and machinery and equipment. The amount of the collateral at October 31, 2003 was $112.1 million. Interest rates on these borrowings range from 3% to 9%. There was approximately $19.4 and $19.8 million available for borrowing at October 31, 2003 and 2002, respectively.

  Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2004	$22,440
2005	2,894
2006	2,902
2007	219,035
2008	738
Thereafter	2,715

$250,724

        Cash paid for interest during 2003, 2002 and 2001 was approximately $24.1 million, $23.7 million and $28.0 million, respectively.

        The Company guarantees certain debt of its foreign subsidiaries aggregating approximately $7.5 million and $2.5 million at October 31, 2003 and 2002, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

        The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Debentures at October 31, 2003 and 2002 was $205.5 million and $195.6 million, respectively. The Company believes that the stated values of the Company's remaining debt instruments approximate their estimated fair values.

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

        The Company had a total of 39 and 35 contracts outstanding at October 31, 2003 and 2002, respectively, with a total notional contract amount of $41.8 million and $120.2 million, respectively, all of which have maturities of less than one year. While it is not the Company's intention to terminate any of these contracts, the fair values were established by obtaining quotes for each contract from financial institutions.

        At October 31, 2003 and 2002, the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a loss of $1.9 million and $0.5 million, respectively which is included in accrued expenses.

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

        Transactions under the 1995 Purchase Plan were as follows:

	Number of Shares	Purchase Price Per Share
Available at October 31, 2000	223,388
Purchased	(14,382)	$21.41-$30.04

Available at October 31, 2001	209,006
Purchased	(20,903)	$20.23-$20.37

Available at October 31, 2002	188,103
Purchased	(59,936)	$6.09-$11.11

Available at October 31, 2003	128,167

        The 1995 Stock Option Plan ("1995 Option Plan") initially provided for the granting of 500,000 options. In 1999, an amendment to the Plan was approved increasing the number of shares available for grant under the 1995 Option Plan to 1,000,000 shares. The 1995 Option Plan will terminate December 31, 2004. The 1995 Option Plan, provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years, issuance of stock appreciation rights ("SARs"), restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 1995 Option Plan, options have been granted to key employees and outside directors for terms of up to ten years, at an exercise price not less than the fair value of the Company's common stock at the date of grant, with the exception of participants who were granted ISOs at 110% of the fair value because they possessed more than 10% of the voting rights of the Company's outstanding common stock at the time of grant, which options are exercisable in whole or in part at stated times up to five years from the date of grant. Under the 1995 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. As of October 31, 2003, 2002, and 2001, 618,945, 196,355 and 402,610 options, respectively, were available for grant.

        Effective June 26, 2003, the Company received the surrender of an aggregate of 86,470 stock options issued to officers other than the Chief Executive Officer and Chief Financial Officer of the Company who are reporting officers under Section 16 of the Securities Exchange Act ("Reporting Officers"), and received the surrender of an aggregate of 235,920 stock options issued to employees and other officers of Registrant.

        On June 26, 2003, the Company cancelled outstanding stock options held by the reporting officers, excluding the Chief Executive Officer and Chief Financial Officer, and employees of the Company.    The reporting officers received an aggregate of 56,205 stock options on December 29, 2003 (65% of the stock options surrendered) and the employees and other officers received an aggregate of 188,736 stock options on that date (80% of the stock options surrendered). The new stock options are for ten years from December 29, 2003 at the option exercise price which is the higher of the fair market value of the Company's stock on June 26, 2003 and December 29, 2003, and will vest at the rate of 20% per year commencing December 29, 2003, with the first 20% of options granted vesting on December 29, 2004.    There was no compensation expense associated with the above transactions.

        Under the 1985 Option Plan, 772,500 options were granted to officers, directors and employees of the Company. At October 31, 2003, 2002 and 2001 54,545, 54,545 and 54,800 options were outstanding. During 2003, 2002 and 2001, zero, 255 and zero options, respectively, were cancelled and zero, zero and 79,870 options, respectively, had been exercised under the 1985 Option Plan. The 1985 Option Plan expired on October 31, 1995, except for the then outstanding options.

        Transactions under the Option Plans were as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at October 31, 2000 (339,794 options exercisable)	698,660	$6.00-46.50	$28.39
Granted at fair value	12,500	$29.94-51.00	$42.58
Exercised	(241,665)	$6.00-37.38	$25.04
Forfeited/Cancelled	(12,900)	$26.63-35.25	$28.35

Outstanding at October 31, 2001 (258,329 options exercisable)	456,595	$17.25-51.00	$30.55
Granted at fair value	224,100	$16.10-34.76	$26.37
Exercised	(7,800)	$20.83-33.00	$26.44
Forfeited/Cancelled	(18,600)	$22.42-35.25	$29.10

Outstanding at October 31, 2002 (322,237 options exercisable)	654,295	$16.10-51.00	$29.21
Granted at fair value	16,500	$6.90-13.85	$8.24
Exercised	0	0	0
Forfeited/Cancelled	(439,090)	$6.90-51.00	$28.39

Outstanding at October 31, 2003 (144,805 options exercisable)	231,705	$6.90-51.00	$29.28

	For the year ending
	October 31, 2003	October 31, 2002	October 31, 2001
Weighted average fair value of options granted during period at prices at market value	$5.68	$16.90	$26.12
Weighted average exercise price of options granted during period at prices at market value	$8.24	$26.37	$42.58

        The following table summarizes information about stock options outstanding at October 31, 2003:

Range of Exercise Prices	Number of Options Outstanding at October 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at October 31, 2003	Weighted Average Exercise Price
$6.90-14.25	14,500	9.61	$8.43	0	$0
14.26-21.61	26,800	1.12	18.19	26,800	18.19
21.62-28.97	52,425	3.26	24.10	47,225	23.89
28.98-36.33	106,980	7.40	33.14	42,180	32.40
36.34-43.69	12,000	4.06	38.75	12,000	38.75
43.70-51.00	19,000	4.67	47.37	16,600	46.84

$6.90-51.00	231,705	5.48	$29.28	144,805	$29.18

        During 2003, 2002 and 2001, the Company issued 234,470, 59,169 and 31,206 shares, respectively from treasury to fund the Company's 401(k) Savings and Employee Stock Ownership Plan contribution.

        The Company's Board of Directors may direct the issuance of up to one million shares of the Company's $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(9) PENSIONS AND RETIREMENT SAVINGS PLAN:

        The Company sponsors various retirement plans for most full-time employees. Total expense for these plans for 2003, 2002 and 2001 was $5,329,000, $3,827,000 and $3,684,000, respectively. The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its foreign locations.

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

        Through December 31, 2000, the Company made contributions to the Plan of the Company's common stock equal to 1% of a participant's compensation for the Plan year and matched 75% of a participant's contribution up to 4% of the participant's compensation. Effective January 1, 2001, the Company began contributing shares equal to 100% of the first 3% and 50% of the following 2% of each participant's 401(k) contribution with a maximum of 5% of the participant's annual compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's common stock is valued for the first ten business days of the month of February following the close of each Plan year. In 2003, 2002 and 2001, 234,470, 59,169, and 31,206 shares of Treasury Stock, respectively, were contributed. The Company has expensed approximately $1,785,000, $1,495,000 and $1,558,000 in 2003, 2002 and 2001, respectively, for the contributions under the Plan.

        The Company also sponsors defined contribution plans at selected foreign locations. The plans cover full time employees and provide for employer contributions of between 2% and 6.5% of salary or a percentage of employee contributions. The Company's contributions related to these plans for 2003, 2002 and 2001 totaled approximately $2,143,000, $1,109,000 and $902,000, respectively.

        The Company also has defined benefit plans in certain of its foreign locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per years of credited service. The Company funds these plans in amounts actuarially determined or in accordance with the funding requirements of local law and regulations.

Changes in benefit obligations

	October 31, 2003	October 31, 2002
	(in thousands)
Projected benefit obligations at beginning of year	$(17,435)	$(17,076)
Service cost	(1,184)	(1,021)
Interest cost	(1,096)	(948)
Plan participant's contributions	(480)	(398)
Benefits paid	186	80
Actuarial gains (losses)	(804)	(512)
Effect of plan amendments	—	(445)
Settlements	632	4,076
Other	(22)	—
Foreign currency changes	(3,432)	(1,191)

Benefit obligations at end of year	$(23,635)	$(17,435)

Changes in plan assets

	October 31, 2003	October 31, 2002
	(in thousands)
Fair value of plan assets at beginning of year	$14,374	$14,650
Employer contributions	1,741	1,843
Employee contributions	480	399
Actual return on plan assets	(1,501)	643
Actual distributions	(818)	(80)
Settlements	—	(4,076)
Foreign currency changes	2,704	995

Fair value of plan assets at end of year	$16,980	$14,374
Funded status: (deficit)	$(6,655)	$(3,061)
Unrecognized net actuarial gains	(456)	(3,268)
Unrecognized prior service cost	647	586

(Accrued) benefit cost	$(6,464)	$(5,743)

        The net settlement loss in fiscal 2002 related primarily to the voluntary and involuntary termination of plan participants resulting in payments of lump sum benefits under the Italian termination indemnity program and the conversion of the Canadian salary plan to a defined contribution plan.

        The plan assets are primarily held in insurance contracts.

        Amounts recognized in the consolidated balance sheets:

	October 31, 2003	October 31, 2002
	(in thousands)
Other long-term liabilities	$(7,834)	$(7,163)
Other assets	451	407
Accumulated other comprehensive loss	919	1,013

Net amount recognized in long term liabilities	$(6,464)	$(5,743)

        At October 31, 2003 and 2002, the projected benefit obligation and the accumulated benefit obligation applicable to the FIAP pension plan were $2,035,000 and $2,035,000, respectively for fiscal 2003 and $1,934,000 and $1,849,000, respectively for fiscal 2002. There were no plan assets held in this plan. The projected benefit obligation and the accumulated benefit obligation for the other pension plan with accumulated benefit obligations in excess of plan assets were $1,283,000 and $1,283,000, respectively, for fiscal 2003 and $1,020,000 and $1,020,000, respectively, for fiscal 2002. The plan assets for this plan were $1,003,000 and $674,000, respectively. The total accumulated benefit obligation for the plans was $22.0 million and $16.4 million as of October 31, 2003 and 2002, respectively.

        The components of net periodic pension costs for the foreign defined benefit pension plans are as follows:

	For the year ended October 31,
	2003	2002	2001
	(in thousands)
Service costs of benefits earned during the year	$1,690	$1,430	$1,260
Interest cost of projected benefit obligation	1,096	835	1,035
Actual return (gain) on assets	(956)	(733)	(911)
Settlements	239	365	243
Employee contributions	(506)	(408)	(275)
Amortization of prior service cost	46	—	—
Amortization of unrecognized net gains	(230)	(266)	(128)
Other	22	—	—

Net pension expense	$1,401	$1,223	$1,224

        The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 2003, 2002 and 2001, were as follows:

	October 31,
	2003	2002	2001
Discount rate	5%	6%	6%
Salary progression rate	3%	3%	3%
Long term rate of return	5%	6%	6%

(10) OTHER INCOME (EXPENSE):

        For the years ended October 31, 2003, 2002 and 2001, other income (expense), net on the consolidated statements of operations consists of the following:

	October 31,
	2003	2002	2001
Foreign currency transaction gains (losses), net	$(2,556)	$(1,426)	$607
Interest income	64	136	218
Joint venture income/(loss), net	(1,038)	(165)	150
Other, net	(104)	(180)	(156)

Total	$(3,634)	$(1,635)	$819

        The provision (benefit) for income taxes for continuing operations is summarized as follows:

(11) INCOME TAXES:

	Year Ended October 31,
	2003	2002	2001
	(in thousands)
Current:
Federal and State	$1,145	$0	$1,050
Foreign	3,191	1,919	3,659

	4,336	1,919	4,709
Deferred:
Federal and State	2,683	1,729	902
Foreign	5,460	(3,083)	(8,388)

	8,143	(1,354)	(7,486)

Total provision (benefit) for income taxes	$12,479	$565	$(2,777)

        Undistributed earnings of the Company's foreign subsidiaries of approximately $8.7 million, $7.6 million and $1.1 million for 2003, 2002 and 2001, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings.

        The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2003 and 2002, are as follows:

	October 31,
	2003	2002
	(in thousands)
Deferred income tax assets:
Current deferred tax assets:
Allowance for doubtful accounts	$932	$779
Inventories	456	802
Other	270	625
Net operating loss carryforwards	1,455	3,600

Total current deferred taxes	$3,113	$5,806
Non-current deferred tax assets:
Net operating loss carryforwards	$60,920	$47,589
Alternative minimum tax	834	825
Other	2,117	2,269

Total non-current deferred tax asset	63,871	50,683

Total gross deferred tax asset	66,984	56,489
Valuation allowance	(25,631)	(12,642)

Total net deferred tax asset	41,353	43,847
Deferred tax liabilities:
Depreciation	(22,013)	(19,169)
Other	0	(925)

Deferred tax liability	(22,013)	(20,094)

Net non-current deferred tax asset	16,227	17,947

Net deferred tax asset	$19,340	$23,753

        Included in the net operating loss carryforwards at October 31, 2003 and 2002, are approximately $11.8 million of tax benefits recognized as a result of the loss on the disposal of a discontinued operation in the United States in fiscal 1999.

        The Company reduced goodwill by approximately $1.4 million in fiscal 2003, $1.9 million in fiscal 2002, and $1.6 million in fiscal 2001 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging ("BGP") business in fiscal 1996.

        Approximately $178.1 million of total net operating losses remained at October 31, 2003, $27.9 million of which expire in the years 2004 through 2010, $69.2 million of which expire in the years 2012 through 2030, and $81.0 million of which can be carried forward indefinitely. The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and, accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. In the event that the tax benefits relating to the valuation allowance are realized, approximately $0.6 million of such benefits would reduce goodwill. Included in the $178.1 million above is approximately $55.3 million of federal and

$9.9 million of state net operating losses in the United States available to be carried forward, which will begin expiring in the year 2012. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

        A reconciliation of the provision (benefits) for income taxes on loss from continuing operations to that which would be computed at the statutory rate of 34% in 2003, 2002 and 2001 is as follows:

	Year Ended October 31,
	2003	2002	2001
	(in thousands)
Provision (benefit) at statutory rate	$(4,433)	$(409)	$(2,428)
State tax provision, net of federal tax benefit	250	210	726
Other foreign taxes	259	314	310
Foreign branch earnings	(221)	(145)	(712)
Excludable income	349	(2,240)	0
Foreign tax rate changes and other adjustments	718	938	50
Increase in valuation allowance	15,133	2,161	784
Effect of non-U.S. operations taxed at rates different than U.S. federal statutory rate	(56)	(269)	(931)
Other, net	480	(25)	(576)

	$12,479	$565	$(2,777)

        United States income tax returns for fiscal years 1995 through 1998 are currently under examination by the Internal Revenue Service. Assessments, if any, are not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

        Cash paid for income taxes during fiscal 2003, 2002 and 2001 was approximately $2,022,000, $4,279,000 and $2,324,000, respectively.

(12) LEASE COMMITMENTS:

        The Company has lease agreements for several of its facilities and certain equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $9,221,000, $8,754,000 and $7,621,000 for fiscal 2003, 2002 and 2001, respectively.

        Under the terms of capital leases and noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the fiscal years ending October 31,	Capital Leases	Operating Leases	Total Commitment
2004	$577	$10,037	$10,614
2005	577	9,055	9,632
2006	577	6,560	7,137
2007	577	4,314	4,891
2008	577	2,942	3,519
Thereafter	96	5,504	5,600

			$41,393

        During fiscal 2003, the Company entered into two capital leases totaling $4.0 million related to manufacturing equipment. The current portion of these leases is contained in accrued liabilities and the long term portion of $2.4 million is contained in long term liabilities. Interest paid as part of the capitalized lease obligation was approximately $194,000 during 2003.

        In September 2003, the Company completed a sale-leaseback transaction involving its Spanish manufacturing plant and land. The plant was sold at its fair market value resulting in a pretax gain of $1.9 million, of which $1.4 million was deferred and is being amortized to offset rent expense over the life of the new five-year operating lease. The Company does not have any retained or contingent interest in the plant. The operating lease that resulted in this transaction is included in the above table.

(13) COMMITMENTS AND CONTINGENCIES:

Employment Contracts:

        On October 11, 1996, the Company entered into employment agreements with the Chairman of the Board, President and Chief Executive Officer and with the Executive Vice President, Finance and Chief Financial Officer of the Company. The original agreements had a term of five years with a base salary of $500,000 for the Chairman and $240,000 for the Executive Vice President, Finance. These agreements were each extended on October 10, 2003, for an additional one year term. The base salary is increased each year by a percentage equal to the percentage increase, if any, in the consumer price index. The employment agreements provide that each individual may be terminated without cause prior to the expiration of the agreement, and in such case, such person would be entitled to severance payments equal to two times the sum of the annual base salary then in effect plus the bonus earned for the immediate preceding year, payable over a two year period.

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

(14) QUARTERLY FINANCIAL DATA (UNAUDITED):

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2003
Net sales	$169,772	$191,006	$190,130	$208,565
Gross profit	$28,865	$31,564	$30,038	$39,107
Net income (loss)	$(4,206)	$(3,396)	$(2,033)	$(15,883)
Earnings (loss) per share—basic and diluted	$(0.53)	$(0.42)	$(0.25)	$(1.94)
2002	Restated*
Net sales	$148,536	$161,015	$173,682	$177,345
Gross profit	$31,599	$35,386	$30,163	$25,338
Net income (loss)	$6,017	$1,819	$(2,488)	$(7,117)
Earnings (loss) per share-basic and diluted	$0.77	$0.23	$(0.32)	$(0.90)

Earnings per share are computed independently for each of the quarters presented.

  •
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

        In August 2002, the Company withdrew its previously filed, but not approved IRS application to switch it's method of inventory valuation from LIFO to FIFO. The withdrawal was based on the Company's determination that switching from LIFO to FIFO was no longer preferable due to regulatory requirements and cost concerns. Accordingly, the Company will continue to account for it's domestic inventories on a LIFO basis for tax purposes. As a result of these actions, a conformity issue existed between tax and financial reporting methods for inventory. Thus the Company restated its unaudited interim results for the first and second quarters of fiscal 2002 and prior periods to reflect its inventory valuation on a LIFO basis.

(15) SEGMENT INFORMATION:

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area, with United States and Canada stated separately as of, and for the years ended, October 31, 2003, 2002 and 2001, respectively, is as follows:

	North America
				Asia/ Pacific
	United States	Canada	Europe		Corporate	Total
	(in thousands)
2003
Sales—external customers	$418,021	$44,076	$174,981	$122,395	$0	$759,473
Intersegment sales	18,472	3,911	576	0	0	22,959
Gross profit	85,032	10,042	18,209	16,291	0	129,574
Income from operations	21,764	4,739	(19,213)	2,906	0	10,196
Interest income	24	1	18	21	0	64
Interest expense	23,362	333	1,228	626	0	25,549
Depreciation and amortization	15,654	1,081	9,088	6,724	0	32,547
Provision (benefit) for income taxes	3,826	1,291	7,082	280	0	12,479
Net income (loss)	(1,980)	2,198	(29,818)	4,082	0	(25,518)
Provision for losses on accounts receivable and inventory	750	88	5,381	518	0	6,737
Segment assets	208,864	24,438	122,629	98,114	2,319	456,364
Capital expenditures	6,744	213	3,518	5,920	0	16,395
	North America
				Asia/ Pacific
	United States	Canada	Europe		Corporate	Total
	(in thousands)
2002
Sales—external customers	$371,604	$37,104	$153,016	$98,854	$0	$660,578
Intersegment sales	16,810	3,852	3,537	0	0	24,199
Gross profit	83,603	7,699	21,192	9,992	0	122,486
Income from operations	21,925	3,296	(5,614)	(762)	0	18,845
Interest income	17	14	17	88	0	136
Interest expense	24,028	259	681	270	0	25,238
Depreciation and amortization	15,520	976	7,376	5,173	0	29,045
Provision (benefit) for income taxes	1,729	802	(971)	(995)	0	565
Net income (loss)	4,435	1,138	(11,394)	4,052	0	(1,769)
Provision for losses on accounts receivable and inventory	375	41	2,470	405	0	3,291
Segment assets	221,896	24,277	137,465	83,074	2,319	469,031
Capital expenditures	7,577	134	9,587	5,967	0	23,265

	North America
				Asia/ Pacific
	United States	Canada	Europe		Corporate	Total
	(in thousands)
2001
Sales—external customers	$377,316	$39,924	$156,218	$66,242	$0	$639,700
Intersegment sales	18,524	3,600	4,007	0	0	26,131
Gross profit	86,635	8,164	21,064	5,831	0	121,694
Income from operations	30,109	2,873	(4,236)	(1,981)	0	26,765
Interest income	175	4	31	8	0	218
Interest expense	26,810	260	746	394	0	28,210
Depreciation and amortization	16,307	1,418	7,179	3,498	150	28,552
Provision (benefit) for income taxes	2,505	561	(2,664)	(893)	(2,286)	(2,777)
Net income (loss)	3,917	983	(3,448)	(1,587)	(4,229)	(4,364)
Provision for losses on accounts receivable and inventory	750	119	1,844	163	0	2,876
Segment assets	225,457	24,773	128,043	54,889	2,671	435,833
Capital expenditures	5,908	192	8,182	7,722	0	22,004

        Included in corporate assets through their respective disposal dates are the investments in the Hitachi joint venture, and the deferred tax asset related to the sale of Hitachi

        Income from operations includes all costs and expenses directly related to the geographical area. Identifiable assets are those used in each segment's operations.

        No single customer accounted for more than 10% of sales in any year.

(16) RESTRUCTURING CHARGES:

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

        In July 2000, the Board of Directors of the Company approved a restructuring plan designed to improve the operating efficiencies of its European operations and enhance its competitiveness in that market. The plan involved the closure of the North Baddesley, England manufacturing facility, the transfer of the manufacturing equipment to a more cost effective facility, cleanup and demolition of the manufacturing site and severance and other benefits for 33 employees. The restructuring charges of approximately $300,000, $51,000, and $1.8 million were recorded in the cost of sales section of the consolidated statements of operations for the years ended October 31, 2003, 2002 and 2001, respectively. These charges related to severance costs, actual cash expenditures made pertaining to legal costs, the dismantling and relocation of certain fixed assets, and the non-cash write-off of certain assets. The Company substantially completed the restructuring plan during fiscal 2002, with the exception of the sale of its land and the severance of the remaining nine employees of the facility. During the fourth quarter of fiscal 2003, the Company completed the last phase of the restructuring and severed the remaining employees, incurring and paying a $300,000 charge for same.

        In preparation for the sale of its land in England to a retail developer, the Company incurred costs to prepare the land for sale. These costs primarily include demolition of the building and clean-up costs. Approximately $392,000 and $1.0 million had been capitalized during fiscal 2003 and 2002, respectively. On October 1, 2003, the Company completed the sale of its land in North Baddesley, England. Net proceeds from the sale were approximately $6.0 million and the pretax gain recorded was $3.7 million.

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

        Comprehensive income includes net income plus all other changes in equity from nonowner sources (e.g., foreign currency translation adjustments, pension plan minimum liability and unrealized gains and losses from derivative instruments). The accumulated balances at October 31, related to each component of accumulated other comprehensive income were as follows:

	Translation adjustments	Net unrealized gain on derivative financial instruments	Pension plans minimum liability
	(in thousands)
2001	$(39,520)	$956	$(387)
2002	$(36,609)	$(11)	$(1,013)
2003	$(24,588)	$(91)	$(919)

(18) RELATED PARTY TRANSACTIONS:

        In connection with the acquisition of the Borden Global Packaging business (BGP), Borden, Inc. and the Company entered into a Governance Agreement, dated as of June 20, 1996, with respect to certain matters relating to the corporate governance of the Company. For the years ending October 31, 2003, 2002 and 2001, the Company purchased resin from BCP in the amount of $0, $0 and $7.1 million, respectively. These transactions are in the ordinary course of business and the prices are comparable to those transactions with other suppliers. BCP is a limited partnership in which BCP Management Inc., a wholly owned subsidiary of Borden Inc., is general partner.

        During 2003, 2002 and 2001, $201,174, $382,751 and $170,190, respectively, was paid to Warshaw, Burstein Cohen, Schlesinger and Kuh, LLP the Company's outside legal firm in which Paul E. Gelbard, a Board of Directors member, is a partner.

        The Company had a consulting agreement with Lee Stewart and has paid him $7,000 during fiscal 2003. Mr. Stewart is a member of the Board of Directors of the Company.

        During 2003, 2002 and 2001, $136,142, $69,328 and $101,182, was paid to D.E. Smith, owned by the son-in-law of the Chief Financial Officer, for the production of the Company' Annual Report and the production of marketing brochures.

        During 2003, 2002 and 2001, $22,422, $56,819 and $18,093, was paid to Omni Products, owned by the cousin of the Chief Executive Officer, for printing costs.

(19) SALE OF EQUITY INTERESTS:

        On May 14, 2003, the Company sold its 50.1 percent ownership of Rapak Asia Pacific Limited ("Rapak") to its joint venture partner, DS Smith (UK) Limited and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, the Company's share of Rapak's losses amounted to approximately $1.0 million, which reduced the investment value to $1.6 million. The sale produced a gain of $5.9 million ($3.5 million after tax).

        On April 26, 2001, the Company sold its 50% interest in the Hitachi Chemical Filtec joint venture investment to its partner, Hitachi Chemical Company, Ltd., for approximately $10.1 million. The net loss on the sale, after deducting fees and expenses, was approximately $6.5 million.

(20) ACQUISITIONS:

        On November 2, 2001, the Company acquired for approximately $9.3 million (after working capital adjustments), all the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") in order to expand market share in the Asia/Pacific region. The accompanying consolidated statements of operations include the results of these transactions beginning November 2, 2001. Immediately following the transaction, the Company combined its Liquipac (bag-in-box) business with the liquibag systems business, which was part of the businesses it had acquired from Visypak, and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for approximately $8.9 million, resulting in a net gain of $6.8 million. The venture was operated in coordination with DS Smith's worldwide "Rapak" business. The Company did not have an effective controlling voting interest in this venture and as a result its investment was accounted for under the equity method of accounting.

        A summary of the transactions is outlined below:

Acquisition of the shares of Visypak	Amounts in millions
Fair values of Visypak:
Net assets acquired -
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

        At the time of the acquisition, management decided to close down four of the acquired plants and as a result recorded approximately $3 million in restructuring accruals related to severance and costs to close down the acquired facilities. At October 31, 2002, there was approximately $.8 million remaining in accrued expenses related to severance ($.9 million reserved at time of acquisition and $.4 million paid to date) and costs to close down acquired plants ($2.1 million accrued and $1.8 million paid through October 31, 2002). At October 31, 2003, there were no amounts remaining in accrued expenses related to this restructuring accrual. All amounts were paid during the first quarter of fiscal 2003.

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

(21) GOODWILL AND OTHER INTANGIBLE ASSETS

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

        The Company elected to adopt the provisions of SFAS No. 142 on November 1, 2001. As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations represented one reporting unit and determined the reporting unit's fair value and compared it to the reporting unit's book value. As of November 1, 2001, the Company's reporting unit's fair value exceeded its carrying amounts. Accordingly, the Company was not required to perform any further transitional impairment tests. As of September 30, 2003 and 2002, the Company updated its test concluding that there were no indications of impairment. The Company plans to perform its impairment test each September 30 in the future.

        The Company had unamortized goodwill in the amount of $31.5 million and $32.9 million at October 31, 2003 and 2002, respectively, subject to SFAS Nos. 142. Substantially all of the unamortized goodwill is a result of the Company's acquisition of certain assets of BGP in October 1996.

        The following table sets forth the net loss and earnings per common share computations for the year ended October 31, 2001 as if SFAS No. 142 was adopted as of November 1, 2000:

	Add Back: Goodwill Amortization,
	As Reported	Net of tax	As Adjusted
	For the year ended October 31, 2001
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
Net Income (Loss)	$(4,364)	$873	$(3,491)
Denominator
Weighted average common shares outstanding basic and diluted	7,717,028	—	7,717,028
Basic and Diluted earnings (loss) per common share	$(0.57)	$0.11	$(0.45)

(22) LIQUIDATION OF FABBRICA ITALIAN ARTICOLI PLASTICI SpA

        On September 22, 2003, the Board of Directors of the Company's Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA ("FIAP"), because of its continued losses.

        FIAP manufactured flexible packaging, primarily thin PCV film for twist wrapping and general over wrap. The Company does not believe the activities of FIAP represent a separate major line or component of its business or separate class of customers as production and sale of similar products are done in other AEP European facilities. The Company's other facilities are expected to continue to produce and supply some of FIAP's customers. As a result, the Company has not recorded the losses associated with the shut down as a discontinued operation and has included the loss within operating expenses of its consolidated statement of operations.

        The Company has recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP as described in the following table:

(in thousands):	Charged to Expense in fiscal 2003	Costs paid in fiscal 2003
Asset Impairments/Allowances/Writedowns:
Accounts receivable (included in General and administrative expense)	$2,360
Inventories (included in Cost of sales)	232
Machinery and equipment	5,769
Other current assets	160
Reserves:
Employee termination benefits	3,055	$2,017
Agent contracts	725	—
Customer claims	580	—
Other	405	—
Total Shut Down Expense	$13,286

        Management used its best estimates in establishing the asset impairment charges, allowances, writedowns and reserves recorded as a result of the voluntary liquidation of FIAP. The Company has estimated the net realizable value of accounts receivable based on an analysis of collections made subsequent to October 31, 2003, as well as an assessment of the collectibility of the remaining customer balances for which payment has yet to be received. The write-down of inventories was determined based on an analysis of sales made subsequent to October 31, 2003, and estimates regarding the net realizable value of inventory remaining to be sold. The Company estimated the net realizable value of machinery and equipment based on sales made subsequent to October 31, 2003, and an estimate of the net realizable value of machinery and equipment remaining to be sold based on third party offers received to date.

        Employee termination benefits related to the severance of 163 employees in the Italian manufacturing facility were determined based on negotiations with the local Italian union. The agreement with the Italian union was comprised of three items: compliance with the Italian government requiring a social plan payout of approximately $977,000 which was paid in September and October of 2003; an exit bonus for each Italian employee negotiated between the Company and the union totaling $1,040,000 which was paid in September and October of 2003; and payment of the termination accrued indemnity fund, a statutorily determined amount in which the Company had accrued monthly. The accrued amount at September 22, 2003 was approximately $2.7 million. $580,000 of this amount has been paid in October 2003 with the remaining balance expected to be paid in fiscal 2004. Additionally, as part of the shutdown of the FIAP facility in Italy, the company has closed it FIAP sales office located in Meudon, France. All five employees have been terminated. The severance package, as required by statutory law, is $1,038,000 and is expected to be paid during the first quarter of fiscal 2004.

        The reserve for agent contracts was determined by settled amounts between the Company and the agents after October 31, 2003.

        Certain customers have issued legal claims against the Company asserting disruption of their business due to the shutdown of FIAP. Legal estimates of the costs to settle these cases are approximately $580,000.

        Other costs relate to other litigation claims made against the Company and represent the Company best estimate on settlement.

        The Company has not recorded a tax benefit for the above charges or for the pre tax losses of FIAP as management believes it is more likely than not that the Company's tax losses will expire unused and as a result, a valuation allowance for the full tax benefit has been made.

        The following information summarizes the results of operations of FIAP, excluding the above charges, included in the consolidated statements of operations:

(in thousands)	For the year ended October 31, 2003	For the year ended October 31, 2002	For the year ended October 31, 2001
Net sales	$25,506	$24,616	$29,284
Gross profit	922	3,517	3,988
(Loss) from operations	(4,491)	(2,327)	(1,889)
Net loss	$(4,807)	$(2,598)	$(2,403)

        The Company expects to finalize the liquidation during fiscal 2004.

        The Company expects to incur additional expenses in fiscal 2004 related to the shutdown of FIAP. These expenses relate to the salaries of contracted people who will assist in the shutdown of the facility, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimates at October 31, 2003 these costs to be approximately $1.7 million. The Company also expects to sell the land and building of FIAP owned by its holding company for approximately $6.0 million. No book gain or loss is expected on this sale. Lastly, in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the Company expects to charge operations for the accumulated translation adjustment component of FIAP's equity. At October 31, 2003, the FIAP accumulated translation loss included in accumulated other comprehensive income was approximately $8.1 million.

AEP INDUSTRIES INC.
INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULES:

        II Valuation and Qualifying Accounts

        Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC. SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2002
(in thousands)

	Balance at Beginning of Year	Additions Charged to Earnings	Deductions From Reserves	Other	Balance at End of Year
YEAR ENDED OCTOBER 31, 2003:
Allowance for doubtful accounts	$6,590	$3,924	$1,041	$592	$10,065
Inventories	$3,066	$2,813	$2,272	$400	$4,007
Reserve for Shutdown	$—	$10,694	$2,017	—	$8,677
Reserve for restructuring	$116	$300	$416	—	—
YEAR ENDED OCTOBER 31, 2002:
Allowance for doubtful accounts	$5,564	$1,350	$580	$256	$6,590
Inventories	$1,660	$1,941	$1,031	$496	$3,066
Reserve for restructuring	$150	$51	$85	$0	$116
YEAR ENDED OCTOBER 31, 2001:
Allowance for doubtful accounts	$4,940	$1,678	$1,217	$163	$5,564
Inventories	$1,168	$1,198	$760	$54	$1,660
Reserve for restructuring	$1,416	$786	$2,052	$0	$150

POWER OF ATTORNEY

        The registrant and each person whose signature appears below hereby appoint J. Brendan Barba and Paul M. Feeney as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Dated: February 5, 2004	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AEP INDUSTRIES INC.
Dated: February 5, 2004	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: February 5, 2004	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Principal Financial Officer and Director
Dated: February 5, 2004	By:	/s/ LAWRENCE R. NOLL Lawrence R. Noll Vice President and Controller, Principal Accounting Officer
Dated: February 5, 2004	By:	/s/ KENNETH AVIA Kenneth Avia Director
Dated: February 5, 2004	By:	/s/ BRIAN F. CARROLL Brian F. Carroll Director
Dated: February 5, 2004	By:	/s/ ADAM H. CLAMMER Adam H. Clammer Director

Dated: February 5, 2004	By:	/s/ RICHARD E. DAVIS Richard E. Davis Director
Dated: February 5, 2004	By:	/s/ PAUL E. GELBARD Paul E. Gelbard Director
Dated: February 5, 2004	By:	/s/ KEVIN M. KELLEY Kevin M. Kelley Director
Dated: February 5, 2004	By:	/s/ LEE C. STEWART Lee C. Stewart Director
Dated: February 5, 2004	By:	/s/ WILLIAM F. STOLL, JR. William F. Stoll, Jr. Director

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Page
3(a)	Restated Certificate of Incorporation of the Company as filed April 11, 1997 (incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997)
3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K, dated October 11, 1996)
10(a)	1985 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(mm) to Amendment No. 2 to the Registration Statement on Form S-1, No. 33-2242)
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
Amendment No. 1, dated as of October 11, 1996, to the Governance Agreement, dated as of June 20, 1996, between the Company and Borden, Inc. (incorporated by reference to Exhibit 2(b) to Registrant's Current Report on Form 8- K, dated October 11, 1996)

10(i)(1)*
	Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996)
10(i)(2)*
	Amendment No. 1, dated October 10, 2001, to the Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(i)(2) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2001)
10(i)(3)*
	Amendment No. 2, dated October 9, 2002, to the Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(i)(3) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2002)
10(i)(4)*	Amendment No. 3, dated October 10, 2003, to the Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba	75
10(j)(1)*
	Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended October 31,1996)
10(j)(2)*
	Amendment No. 1, dated October 10, 2001, to Employment Agreement, dated as of October 11, 1996,between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10(j)(2) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2001)
10(j)(3)*
	Amendment No. 2, dated October 9, 2002, to the Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10(j)(3) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2002)
10(j)(4)*	Amendment No. 3, dated October 10, 2003, to the Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney	76
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
21	List of subsidiaries of AEP Industries Inc. at January 31, 2004.	77

23	Consent of KPMG LLP	78
24	Power of Attorney (see "Power of Attorney" on signature page)	70
31	Executive Officers 302 Certifications	79-80
32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	81-82

*
Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Annual Report

QuickLinks

PART I
PART II
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART III
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2003 AND 2002 (in thousands, except share amounts)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001 (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001 (in thousands)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001 (in thousands)
AEP INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AEP INDUSTRIES INC. INDEX TO FINANCIAL STATEMENT SCHEDULES
AEP INDUSTRIES INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED OCTOBER 31, 2002 (in thousands)
POWER OF ATTORNEY
SIGNATURES
INDEX TO EXHIBITS