Form 10-Q
period 2004-01-31
AEP INDUSTRIES INC
filed 2004-03-22
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at March 5, 2004
$.01 Par Value	8,222,603

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(UNAUDITED)

	January 31, 2004	October 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,979	$4,203
Accounts receivable, less allowance for doubtful accounts of $9,054 and $10,065 in 2004 and 2003 respectively	94,199	105,891
Inventories, net	83,931	74,445
Deferred income taxes	2,883	3,113
Other current assets	17,175	10,889
Net assets held for sale	7,294	12,072

Total current assets	211,461	210,613

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $245,181 in 2004 and $235,174 in 2003	186,231	185,876
GOODWILL	31,139	31,484
DEFERRED INCOME TAXES	17,287	16,227
OTHER ASSETS	14,884	12,164

TOTAL ASSETS	$461,002	$456,364

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$27,473	$22,440
Accounts payable	76,820	90,691
Accrued expenses	44,122	52,743

Total current liabilities	148,415	165,874
LONG-TERM DEBT	243,314	228,284
OTHER LONG-TERM LIABILITIES	13,327	11,876

Total liabilities	405,056	406,034

SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,563,914 and 10,518,055 shares issued in 2004 and 2003, respectively	106	105
Additional paid-in capital	99,375	99,085
Treasury stock at cost, 2,341,311 shares in 2004 and 2003	(52,006)	(52,006)
Retained earnings	27,938	28,744
Accumulated other comprehensive loss	(19,467)	(25,598)

Total shareholders' equity	55,946	50,330

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$461,002	$456,364

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended January 31,
	2004	2003
NET SALES	$188,894	$169,772
COST OF SALES	156,288	140,907

Gross profit	32,606	28,865

OPERATING EXPENSES
Delivery	8,751	8,466
Selling	10,228	10,522
General and administrative	7,018	6,918

Total operating expenses	25,997	25,906
OTHER OPERATING INCOME
Gain on sales equipment, net	76	23

Income from operations	6,685	2,982
OTHER INCOME (EXPENSE):
Interest expense	(6,448)	(6,325)
Other, net	79	(1,340)

	(6,369)	(7,665)

Income (loss) before provision (benefit) for income taxes	316	(4,683)
PROVISION (BENEFIT) FOR INCOME TAXES	1,122	(477)

Net loss	$(806)	$(4,206)

EARNINGS (LOSS) PER SHARE
Net loss per common share-basic and diluted	$(0.10)	$(0.53)

	For the Three Months Ended January 31,
	2004	2003
Consolidated Statements of Other Comprehensive Income (Loss):
Net loss	$(806)	$(4,206)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	5,861	3,460
Unrealized gain (loss) on cash flow hedges	270	(115)

Comprehensive income (loss)	$5,325	$(861)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended January 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(806)	$(4,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,282	7,783
Gain on sale of equipment	(76)	(23)
Provision for losses on accounts receivable and inventory	422	650
Joint venture loss	—	196
Changes in operating assets and liabilities:
Decrease in accounts receivable	14,139	4,511
(Increase) in inventories	(6,843)	(4,023)
(Increase) in other current assets	(1,693)	(981)
Decrease (increase) in deferred income taxes	161	(1,739)
Decrease (increase) in other assets	1,436	(579)
Decrease in accounts payable	(16,409)	(8,557)
Decrease in accrued expenses	(11,409)	(9,644)
Decrease in other long-term liabilities	(1,709)	(374)

Net cash used in by operating activities	(14,505)	(16,986)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,456)	(5,351)
Sales of equipment, net	2,070	189

Net cash provide by (used in) investing activities	614	(5,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on long-term debt	$17,542	$21,953
Proceeds from capitalized lease obligations	—	3,987
Payments under capitalized lease obligations	(161)	(887)
Proceeds from issuance of common stock	291	212

Net cash provided by financing activities	$17,672	$25,265
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,005)	(4,194)

NET INCREASE (DECREASE) IN CASH	1,776	(1,077)
CASH AT BEGINNING OF PERIOD	4,203	2,698

CASH AT END OF PERIOD	$5,979	$1,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-interest	$11,019	$10,899

Cash paid during the period for-income taxes	$1,448	$457

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Letters of credit received related to sale of assets held for sale	$3,817	—

Restricted cash received as a result of sale leaseback of machinery and equipment	$3,144	—

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

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position as of January 31, 2004, and the results of operations and cash flows for the three months ended January 31, 2004 and 2003, have been made. The results of operations for the three months ended January 31, 2004, are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2003 filed with the U. S. Securities and Exchange Commission on February 12, 2004.

(2)    Earnings Per Share (EPS)

        Basic earnings per share ("EPS") is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended January 31, 2004 and 2003, was 8,189,206 and 7,887,718, respectively. Diluted EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options). At January 31, 2004, the Company had 559,987 stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

(3)    Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	January 31, 2004	October 31, 2003
	(in thousands)
Raw materials	$25,232	$18,911
Finished goods	59,520	56,635
Supplies	2,680	2,906

	87,432	78,452
Less: Inventory reserve	3,501	4,007

Inventories, net	$83,931	$74,445

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 52% and 46% of total inventories at January 31, 2004 and October 31, 2003, respectively. Inventories would have been increased by $4.2 million and $4.0 million at January 31, 2004 and October 31, 2003, respectively, if the first-in first—out (FIFO) method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)    Other Income (Expense)

        For the three months ended January 31, 2004 and 2003, other income (expense), net on the consolidated statements of operations consists of the following:

	For the three months ended January 31,
	2004	2003
	(In thousands)
Foreign currency exchange losses	$(16)	$(1,135)
Joint venture (loss) income, net	—	(196)
Other miscellaneous	95	(9)

Total	$79	$(1,340)

(5)    Segment Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area, with United States and Canada stated separately, for the three months ended January 31, 2004 and 2003, respectively, is as follows:

	North America
For the three months ended January 31, 2004	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$104,573	$10,027	$40,374	$33,920	$188,894
Intersegment sales	3,737	768	31	—	4,536
Income (loss) from operations	4,939	1,821	(1,213)	1,138	6,685
	North America
For the three months ended January 31, 2003	United States	Canada	Europe	Asia/ Pacific	Total
	(In thousands)
Sales-external customers	$94,568	$9,494	$39,537	$26,173	$169,772
Intersegment sales	4,443	956	57	—	5,456
Income (loss) from operations	4,874	544	(2,854)	418	2,982

        Income from operations includes all costs and expenses directly related to the geographical area.

(6)    Derivative Instruments

        The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. The Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. In addition, the Company hedges foreign currency risk on third party commitments with a duration of one year or less. At the inception of the hedge the derivatives are designated as cash flow hedges and appropriate documentation is prepared. On an on going basis the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective.

        FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138 and SFAS 149, requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in operations to offset the changes in the fair value of the assets or liabilities being hedged. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in shareholders' equity and is reclassified into operations when the hedged transaction affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations.

        At January 31, 2004 and 2003, the change in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $270,000 and a loss of $115,000, respectively and are included in accumulated other comprehensive income (loss).

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

(7)    Accounting for Stock-Based Compensation

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decision with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 in the first quarter of fiscal 2003. Since we have not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

        The Company does not recognize compensation expense relating to employee stock options because options are only granted with an exercise price at least equal to the fair value of the Company's common stock on the effective date of the grant. If we had elected to recognize compensation expense using a fair value approach, and, therefore, determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net loss and loss per share would have been as follows:

Amounts in thousands	For the three months ended January 31, 2004	For the three months ended January 31, 2003
Net loss, as reported	$(806)	$(4,206)
Add: Stock-based employee compensation expense included in net income	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(398)	(174)

Pro forma net loss	$(1,204)	$(4,380)

Earnings per share:
Basic loss per share, as reported	$(0.10)	$(0.53)
Basic loss per share, pro forma	$(0.15)	$(0.56)
Diluted loss per share, as reported	$(0.10)	$(0.53)
Diluted loss per share, pro forma	$(0.15)	$(0.56)

        The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	For the three months ended January 31, 2004	For the three months ended January 31, 2003
Risk-free interest rates	5.02%	5.65%
Expected lives in years	7.5	7.5
Expected volatility	60.97%	55.65%
Dividend rate	0%	0%

(8)    Liquidation of Fabbrica Italiana Articoli Plastici SpA

        On September 22, 2003, the Board of Directors of the Company's Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA ("FIAP"), because of its continued losses.

        FIAP manufactured flexible packaging, primarily thin PCV film for twist wrapping and general over wrap. The Company does not believe the activities of FIAP represent a separate major line or component of its business or separate class of customers as production and sale of similar products are done in other AEP European facilities. The Company's other facilities are expected to continue to produce and supply some of FIAP's customers. As a result, the Company has not recorded the losses associated with the shut down as a discontinued operation and has included the losses within operating expenses of its consolidated statement of operations.

        During the fourth quarter of fiscal 2003, the Company recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP. This amount included $8.5 million related to asset impairments, allowances and write downs of accounts receivable, inventory, machinery and equipment and other current assets and $4.8 million, of which $2.0 million of employee termination benefits were paid in fiscal 2003, related to reserves included in accrued expenses on the consolidated balance sheet. The following is a summary of these reserves:

Amounts in thousands	Balance at October 31, 2003	Payments	Foreign Exchange	Balance at January 31, 2004
Employee termination benefits	$1,038	$(654)	$65	$449
Agent contracts	725	(149)	53	629
Customer claims	580	—	44	624
Other	405	(5)	26	426

Total Reserves	$2,748	$(808)	$188	$2,128

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

        Employee termination benefits related to the severance of 163 employees in the Italian manufacturing facility were determined based on negotiations with the local Italian union. The agreement with the Italian union was comprised of three items: compliance with the Italian government requiring a social plan payout of approximately $977,000, which was paid in September and October of 2003; an exit bonus for each Italian employee negotiated between the Company and the union totaling $1,040,000, which was paid in September and October of 2003; and payment to the termination accrued indemnity fund, a statutorily determined amount in which the Company had accrued monthly. The accrued amount at September 22, 2003 was approximately $2.7 million. $.6 million of this amount has been paid in October 2003 and the remaining balance of $2.1 million was paid in fiscal 2004. Additionally, as part of the shutdown of the FIAP facility in Italy, the Company has closed it FIAP sales office located in Meudon, France. All five employees have been terminated. The severance package, as required by statutory law, is $1,038,000. $654,000 was paid during the first quarter 2004 and the remaining amount is expected to be paid during the second quarter of fiscal 2004.

        The reserve for agent contracts was determined by settled amounts between the Company and the agents after October 31, 2003. Final payments have been mutually agreed to be paid during the second and third quarter of fiscal 2004.

        Certain customers have asserted legal claims against the Company claims disruption of their business due to the shutdown of FIAP. Estimates of the costs to settle these cases are approximately $580,000.

        Other costs relate to other litigation claims made against the Company and represent the Company's best estimate on settlement.

        The Company did not record a tax benefit for the above charges or for the pre-tax losses of FIAP, as management believes it is more likely than not that the Company's tax losses will expire unused and as a result, a valuation allowance for the full tax benefit has been made.

        The following information summarizes the results of operations of FIAP, excluding the above charges, included in the consolidated statements of operations:

	For the three months ended January 31, 2004	For the three months ended January 31, 2003
	(in thousands)
Net sales	$1,970	$6,089
Gross profit	26	(355)
(Loss) from operations	(362)	(1,672)
Net loss	$(273)	$(1,779)

        The Company expects to finalize the liquidation during fiscal 2004.

        The Company expects to incur additional expenses during the remainder of fiscal 2004 related to the shutdown of FIAP. These expenses relate to the salaries of contracted people who will assist in the shutdown of the facility, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimated that at January 31, 2004 these costs were approximately $1.3 million. The Company also expects to sell the land and building of FIAP owned by its holding company for approximately $6.0 million which approximates its book value. Lastly, in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the Company expects to charge operations for the accumulated translation adjustment component of FIAP's equity when the liquidation is substantially complete. At January 31, 2004, the FIAP accumulated translation loss included in accumulated other comprehensive income was approximately $9.5 million.

(9)    Commitment and Contingencies

        The Company is involved in routine litigation in the normal course of its business. Such proceedings are not expected to have a material adverse impact on the Company's results of operations, financial position or liquidity.

        In fiscal 2001, the European Commission served the Company's Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company is cooperating with the European Commission in its investigation. The Company's last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter, and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a

Statement of Objections instituting a proceeding against the Company's Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

        On February 26, 2004, our New Zealand subsidiary has been served with a summons and complaint by a customer of a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary had a 50.1% interest. The complaint alleges approximately $9.0 million damages for defective products manufactured both before and after November 2, 2001. We have referred this matter to our product liability and general liability insurance carriers. We also believe we may be entitled to indemnification under various agreements. Although we believe that the potential liability is covered by insurance, since the action was only recently referred to our insurance carriers and no response has been received, we are not in a position to evaluate whether we have any potential liability.

(10)    Recently Adopted Statements of Financial Accounting Standards

        In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to revise employers' annual and quarterly disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for the Company's fiscal year ending October 31, 2004, and the quarterly disclosure requirements are effective for the Company's interim periods beginning with the quarter ending April 30, 2004.

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

        Resin costs generally averages between 60% and 66% of the cost of goods sold. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit. While we experienced some pricing relief during the second half of fiscal 2003, the frequent increases in resin prices during latter part of fiscal 2002 and during our first and second quarters of fiscal 2003, resulted in customer resistance and competitive pressure, and we were not able to pass all of these increases to our customers effectively during the fiscal year ended October 31, 2003. This adversely affected our revenue, gross profit and earnings in fiscal 2003 and 2002. Resin pricing remained stable for the first quarter of fiscal 2004; however we anticipate a price increase in resin during the second quarter of fiscal 2004. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

Results of Operations

Three Months Ended January 31, 2004, as Compared to Three Months Ended January 31, 2003

Net Sales and Gross Profit

        Net sales for the three months ended January 31, 2004, increased by $19.1 million, or 11.3%, to $188.9 million from $169.8 million for the three months ended January 31, 2003. The increase in net sales included $15.8 million of positive impact of foreign exchange and $3.3 million from the increased per unit selling prices. Net sales in North America increased $10.5 million to $114.6 million in the first quarter of fiscal 2004 from $104.1 million in the same period in the prior fiscal year. The increase was primarily due to a 10.8% increase in per unit average selling prices offset by a less that 2.0% decrease in sales volume. The first quarter of 2004 also included $1.6 million of positive impact of foreign exchange relating to our Canadian operations. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were not entirely passed through to customers in the three months ended January 31, 2003 and during fiscal 2003; however we were able to pass through such increased costs during the first quarter of fiscal 2004. Net sales in Europe increased $0.9 million to $40.4 million for the three months ended January 31, 2004 from $39.5 million for the three months ended January 31, 2003, primarily due to the positive impact of foreign exchange of $6.5 million offset by $5.7 million due to lower per unit selling prices and a decrease in sales volume of 6.3%, which was primarily as a result of the continuing general economic pressures of the region and the competitive marketplace. Net sales in Asia/Pacific increased $7.7 million to $33.9 million for the three months ended January 31, 2004, from $26.2 million for the same period in fiscal 2003, primarily due to the positive impact of foreign exchange, which increased average selling prices.

        Gross profit for the three months ended January 31, 2004, was $32.6 million compared to $28.9 million for the three months ended January 31, 2003. This increase of $3.7 million in gross profit was primarily a result of the positive impact of foreign exchange of $2.2 million and increased unit selling prices which improved worldwide gross profit by $1.5 million. Gross profit in North America increased $1.3 million, or 6.1%, to $23.2 million for the quarter ended January 31, 2004, as a result of the positive impact of foreign exchange of approximately $0.5 million and our ability to increase customer per unit selling prices during the period due to higher raw material costs, primarily resin, which we were not able to pass through in the fourth quarter of fiscal 2003. This improvement in gross profit was net of a 2.0% decrease in the first quarter of fiscal 2004 volume versus the same period in the prior fiscal year. Gross profit in Europe increased $1.0 million, or 24.9% to $4.8 million for the three months ended January 31, 2004, from $3.8 million for the three months ended January 31, 2003. This increase was primarily a result of the positive effect of foreign exchange of $.8 million and a slight improvement in operating efficiencies due to the closedown of our FIAP facilities offset by lower per unit selling prices due to the continuing general economic pressures of the region. Asia/Pacific gross profit for the three months ended January 31, 2004, increased to $4.6 million from $3.2 million for the like period in the prior fiscal year. This increase was a result of the positive impact of foreign exchange of $1.0 million and the improvement in the manufacturing efficiencies that were completed in the latter part of the prior fiscal year, which resulted in high gross margins in the period.

Operating expenses

        Operating expenses for the three months ended January 31, 2004, were $26.0 million, an increase of $0.1 million, or 0.4%, from $25.9 million for the three months ended January 31, 2003. The first quarter fiscal 2004 operating expenses includes $2.0 million of negative impact of foreign exchange offset by other decreases of $1.9 million, including $1.3 million resulting from the closedown of our FIAP and United Kingdom operations. Delivery expenses for the first quarter of fiscal 2004, were $8.8 million versus $8.5 million in the prior year. After giving effect to the negative foreign exchange impact of $0.5 million, delivery expenses decreased by $0.2 million from the prior year as a result of lower worldwide third party delivery costs. Selling expenses decreased by $0.3 million to $10.2 million from $10.5 million in the same period in the prior fiscal year. This decrease can be primarily attributed to $0.5 million, from the closedown of our FIAP and United Kingdom operations and net reductions in other selling expenses of $0.5 million which were offset by the negative impact of foreign exchange of $0.7 million. General and administrative expenses for the three months ended January 31, 2004, increased by $0.1 million to $7.0 million from $6.9 million in the same period in the prior fiscal year. This increase was primarily due to a negative foreign exchange impact of $0.8 million offset by the decrease of $0.7 million in general and administrative expenses related to the closedown of our FIAP and United Kingdom operations.

Other Operating Income (Expense)

        Other operating income (expense) for the three months ended January 31, 2004, amounted to $76,000 in income resulting from net gains from sales of machinery and equipment during the period.

Interest Expense, Net

        Interest expense, net for the three months ended January 31, 2004, was $6.4 million compared to $6.3 million for the three months ended January 31, 2003. This increase in interest expense resulted from higher average interest rates paid during the current period partially offset by lower average debt outstanding for the three months ended January 31, 2004, as compared to the three months ended January 31, 2003.

Other Income (Expense)

        Other income (expense) for the three months ended January 31, 2004, amounted to a $79,000 in income, an increase of $1.4 million from $1.3 million in expense in the comparable prior year period. This amount included foreign currency transaction losses of $16,000 realized during the current period versus losses of $1.1 million during the same period in the prior fiscal year due to the reduction in the number of hedged forward contracts at January 31, 2004. We also recorded a loss on our investment in our joint venture of $196,000 in the prior year. On May 14, 2003, we sold our 50.1 percent ownership of Rapak Asia Pacific Limited ("Rapak") to our joint venture partner, DS Smith (UK) Limited. Other miscellaneous income amounted to $95,000 for the current fiscal quarter.

Provision (Benefit) for Income Taxes

        The provision for income taxes for three months ended January 31, 2004, was $1.1 million on income before the provision for income taxes of $0.3 million. The current provision for income taxes for the three months ended January 31, 2004, includes $0.5 million of tax relating to entities having taxable income and does not include benefits of $0.6 million of relating to certain foreign entities with current period net losses in which the Company has determined that it is more likely than not that the current tax benefit will not be fully utilized. The benefit for income taxes for the three months ended January 31, 2003, was $0.5 million on the loss before the benefit for income taxes of $4.6 million. The benefit for incomes taxes was recorded net of tax relating to entities having taxable income and excluded benefits for those foreign entities with net losses in which the Company has determined that it is more likely than not that the current tax benefit will not be fully utilized.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $63.0 million at January 31, 2004, compared to $44.7 million at October 31, 2003. This $18.3 million increase in working capital was primarily the result of a $13.9 million reduction in accounts payable due to our current policy of accelerating payments to our major suppliers in order to take advantage of certain discounts being offered. In order to accelerate payments to our vendors we had to borrow on the Congress facility, which increased long-term debt. The weakening of the United States dollar during the three months ended January 31, 2004, which increased translated working capital balances of our foreign subsidiaries by $1.2 million. The remaining increases and decreases in components of our net working capital reflect the normal operating activity for the period.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If the loan's Excess Availability, as defined, is less than $20.0 million, we must meet certain minimum financial covenants including the activation of a lock-box whereby daily cash collections would automatically pay down the credit facility. In addition, whenever the lock-box is activated, we are required to classify our debt outstanding from Congress Financial Corporation as a current liability, which may have a material negative impact on our working capital. If the loan's Excess Availability is less than $10.0 million, we are subject to further restrictions including limitations on inter-company funding. During the first quarter of fiscal 2004 the Excess Availability under this credit facility ranged from $35.3 million to $58.0 million. Our Excess Availability under this facility was $40.9 million at January 31, 2004. We currently project that our Excess Availability under this facility will exceed $20.0 million throughout the remainder of fiscal 2004 based upon fiscal 2004 budgeted financial statements and budgeted cash requirements. Interest payable under this facility is based upon Excess Availability levels or certain leverage ratios at a margin of prime rate plus ..25% to 1.0% for overnight borrowings and LIBOR plus a range of 2.25% to 3.00% for term loans up to one year. As of January 31, 2004, there was $31.8 million outstanding at 3.8% under this credit facility. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        In November 1997, we completed an offering of $200.0 million in aggregate principal amount of 9.875% Senior Subordinated Debentures due November 15, 2007 ("Debentures"). The issue price was 99.224% resulting in an effective yield of 10%. The Debentures contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of the covenants of the Debentures at January 31, 2004. In November 2003, we announced that from time to time and as permitted by our various loan agreements, which we may repurchase up to $25.0 million of our 9.875% Senior Subordinated Debentures.

        We maintain various credit facilities at our foreign subsidiaries. At January 31, 2004, the aggregate amount outstanding under such facilities was $36.7 million of which $34.2 million is secured by various assets of the foreign subsidiaries, which may include accounts receivable, inventories and machinery and equipment. The carrying amount of the collateral at January 31, 2004, was $113.8 million. There was $10.7 million additional availability under these facilities at January 31, 2004. We guarantee certain of the debt of our foreign subsidiaries through corporate guarantees aggregating approximately $8.2 million at January 31, 2004. There are no existing events of default that would require us to satisfy these guarantees. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        During fiscal 2003, the Company entered into two capital leases totaling $4.0 million related to manufacturing equipment. The current portion of these leases is contained in accrued liabilities and the long-term portion of $2.4 million is contained in other long-term liabilities. These capital leases will be paid in full by fiscal 2009.

        Our cash and cash equivalents were $6.0 million at January 31, 2004, as compared to $4.2 million at October 31, 2003. Net cash used in operating activities during the three months ended January 31, 2004, was $14.5 million, primarily due to a net loss for the period of $0.8 million, increases in net inventories of $6.7 million, increases in other current assets of $1.7 million and reductions in accounts payable, accrued expenses and other long-term liabilities of $29.5 million. These uses were offset by depreciation and amortization of $8.3 million and decreases in net accounts receivable of $14.4 million and other assets of $1.4 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash provided from investing activities during the three months ended January 31, 2004, was $0.6 million, resulting primarily from sales of equipment of $2.1 million. This was offset by our investment in capital expenditures of $1.5 million

        Net cash provided by financing activities during the three months ended January 31, 2004, was $17.7 million, reflecting net borrowings of $17.6 million under available credit facilities and proceeds from stock issuances of $0.3 million offset by payments made under capital lease agreements of $0.2 million.

        Our aggregate commitments under our Loan Agreement, Senior Subordinated Debentures, foreign borrowings, capital leases and noncancelable operating lease agreements as of January 31, 2004, are as follows:

For the fiscal years ending October 31,	Borrowings	Capital Leases	Operating Leases	Total Commitment
	(amounts in thousands)
2004 (balance of 2004)	$27,473	$466	$7,427	$35,366
2005	2,319	621	9,078	12,018
2006	3,108	622	6,570	10,300
2007(1)	234,377	621	4,159	239,157
2008	765	622	2,364	3,751
Thereafter	2,745	93	5,311	8,149

(1)
We expect to refinance our Senior Subordinated Debentures and our revolving credit facility during fiscal year 2007.

        We have estimated that we will use approximately $1.3 million of cash in the FIAP shutdown for the remainder of fiscal 2004.

        We know of no current or pending demands or commitments that will materially affect our liquidity.

        We believe that our cash on hand at January 31, 2004 and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under the current credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. At January 31, 2004, we had an aggregate of approximately $51.6 million available under these credit facilities.

Effects of Inflation

        Inflation is not expected to have significant impact on our business.

Contingencies

        The European Commission served our Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. We are cooperating with the European Commission in its investigation. Our last written communication with the European Commission was in January 2002. At this time, no litigation is pending against us involving this matter, and we are not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against our Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

        On February 26, 2004, our New Zealand subsidiary has been served with a summons and complaint by a customer of a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary had a 50.1% interest. The complaint alleges approximately $9.0 million damages for defective products manufactured both before and after November 2, 2001. We have referred this matter to our product liability and general liability insurance carriers. We also believe we may be entitled to indemnification under various agreements. Although we believe that the potential liability is covered by insurance, since the action was only recently referred to our insurance carriers and no response has been received, we are not in a position to evaluate whether we have any potential liability.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, assets held for sale, income taxes, financing operations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgements on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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

  •
  Impairment of long-lived assets, including goodwill

  •
  Estimating the costs to shutdown divested entities

        We recognize sales and cost of sales at the time the product is shipped to the customer and records estimated reductions to revenue for customer rebates, returns, promotions or other incentive programs. Customer rebate programs are based upon annual rebate agreements based upon predetermined sales volume requirements and accrued at each customer's agreed rebate percentage. If market conditions were to decline, we may take actions to increase customer incentive programs, thus resulting in a reduction of gross sales and profit at the time the incentive is offered.

        Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 60 months' sales, less account write-offs to date. When it is deemed probable that a customer account is uncollectible, that balance is added to the calculated reserve. Actual results could differ from these estimates under different assumptions and may be affected by changes in the general economic conditions.

        Management reviews our physical inventories at each business unit to determine the obsolescence of the products on hand. When it determines that we have obsolete inventory, our North America operations scrap those inventory items and our international operations establish the appropriate reserve for these items. We maintain our United States inventory on the LIFO method of inventory valuation, except for supplies. The LIFO valuation is reviewed quarterly for net realizable value and adjusted accordingly.

        Management's current estimated ranges of liabilities related to pending litigation are based on management's best estimate of future costs. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. We are involved in routine litigation in the normal course of its business and these proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

        Management accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

        The realizability of our deferred tax assets is primarily dependent on the future taxable income of the entity to which the deferred tax asset relates. Management assesses the likelihood that such deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Should the future taxable income of such entities be materially different from management's estimates an additional valuation allowance may be necessary in future periods. Such amounts, if necessary, could be material to our results of operations and financial position, as they were in fiscal 2003.

        We operate internationally giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by us to reduce these risks. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for trading purposes. Certain of our intercompany loans are short term in nature. In those loans, we primarily enter into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. Gains and losses on these derivatives are recognized for changes in the fair value of these derivatives in the Consolidated Statements of Operations for each reporting period. In addition, we hedge foreign currency risk on third party commitments with cash flow hedges. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on going basis we assess hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective. Should these cash flow hedges prove to be ineffective, changes in the fair value of the derivatives would be recognized in operations each reporting period.

        We have used our best estimates in establishing the asset impairment charges, provisions, writedowns and reserves recorded as a result of the voluntary liquidation of FIAP. We estimated the net realizable value of FIAP's accounts receivable based on an analysis of collections made through January 31, 2004, as well as regarding the collectibility of the remaining customer balances for which payment has yet to be received. Inventories were reviewed at January 31, 2004, and it was determined no additional reserves were necessary. We estimated the net realizable value of machinery and equipment based on sales made through January 31, 2004, and an estimate of the net realizable value of machinery and equipment, land and building remaining to be sold based on third party offers received by us to date. Employee termination benefits were determined based on negotiation with the local Italian union. The agreement with the union was comprised of three items: compliance with the Italian government required social plan, exit bonus for each employee negotiated between us and the union, and payment of the accrued termination indemnity fund, a statutorily determined amount which we had accrued monthly. Additionally, as part of the shutdown of the FIAP facility in Italy, we closed our FIAP sales office located in Meudon, France. All five employees have been terminated. The severance package was determined by statutory law and was partially paid during the first quarter of fiscal 2004. The write-downs, provisions and reserves relating to the liquidation of FIAP were based upon the Company's best estimates given the information available at the filing date of our Form 10-Q for the three months ended January 31, 2004. Actual realizable values or payments to be made may be different from such estimates and such differences will be recorded in the remainder of fiscal 2004.

        On November 1, 2001, we elected to adopt the provision of SFAS No. 142. As required by SFAS No. 142, we perform an annual assessment as to whether there was an indication that goodwill is impaired. We performed our annual impairment analysis under SFAS 142 on September 30, 2003 based on a comparison of our market capitalization to our book value at that date. We also performed a supplemental estimate of the fair value of our company using comparable industry multiples of cash flows compared to our book value. Our policy is that impairment of goodwill will have occurred if the market capitalization of our company were to remain below book value for a period of more than six months or the estimated value of our company based on cash flow multiples is below book value. Should the carrying value of our company exceed its fair value for an other than temporary period of time, the amount of any resulting goodwill impairment may be material to our financial position and results of operations. We concluded that goodwill was not impaired at September 30, 2003. We plan to perform our impairment test at September 30 in each fiscal year. We also review our financial position quarterly for other triggering events as described in SFAS No. 142.

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward-Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, amount of Excess Availability under our credit facility, our FIAP liquidation estimates and reserves, our ability to continue to maintain sales and profits of our operations, our ability to stay in compliance with our debt covenants, and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings or liquidity for, the year ending October 31, 2004, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect its results of operations and financial condition. We seek to minimize these risks through operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading purposes.

  Interest Rates

        We may use interest rate swaps, collars and options to manage our exposure to fluctuations in interest rates. At January 31, 2004, we were not a party to any interest rate swaps, collars or options.

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2004, the carrying value of our total debt was $270.8 million of which approximately $202.2 million was fixed rate debt. As of January 31, 2004, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $210.5 million.

  Foreign Exchange

        We enter into derivative financial instruments (principally foreign exchange forward contracts against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to hedge intercompany transactions and trade sales and purchases. Foreign currency forward contracts reduce our exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

        As of January 31, 2004, we had foreign exchange forward contracts outstanding with a notional contract amount of $32.4 million, all of which have a maturity of less than one year. At January 31, 2004, the net fair value of derivative financial instruments designated as cash flow hedges by us was a loss of $1.7 million, which is included in accrued expenses.

        Our foreign subsidiaries had third party outstanding debt of approximately $36.7 million on January 31, 2004. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this allows us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange forward contracts.

  Commodities

        We use commodity raw materials, primarily resin, and energy products, in conjunction with our manufacturing process. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices in connection with these components.

  Risk Factors

        You should carefully consider the risks and uncertainties we describe both above and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        On February 26, 2004, our New Zealand subsidiary has been served with a summons and complaint by a customer of a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary had a 50.1% interest. The complaint alleges approximately $9.0 million damages for defective products manufactured both before and after November 2, 2001. We have referred this matter to our product liability and general liability insurance carriers. We also believe we may be entitled to indemnification under various agreements. Although we believe that the potential liability is covered by insurance, since the action was only recently referred to our insurance carriers and no response has been received, we are not in a position to evaluate whether we have any potential liability.

        In addition, we are involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits:		Page
(a)	Exhibit 11—Computation of weighted average number of shares outstanding
(b)	Exhibit 31—Executive Officers 302 Certifications
(c)	Exhibit 32—Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 903 of the Sarbanes-Oxley Act of 2002
(d)	Current Reports on Form 8-K:
(1)	The Company filed a Form 8-K dated November 14, 2003.
The item reported was:
	Item 5.	Other Events and Regulation FD Disclosure
Press release of the Company announcing its repurchase program for its 9.875% Senior Subordinated Debentures.
(2)	The Company filed a Form 8-K dated January 26, 2004.
The item reported was:
	Item 12.	Results of Operations and Financial Condition
Press release reporting the Company's fiscal 2003 fourth quarter and year end results of operations.
A transcript of the Company's investor conference of January 26, 2004 was also included with the filing.
(3)	The Company filed a Form 8-K on January 27, 2004. The item reported was:
	Item 5.	Other Events and Regulation FD Disclosure Press release announcing the election of Richard E. Davis to the Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Dated: March 22, 2004	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: March 22, 2004	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial Officer and Director

QuickLinks

AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts) (UNAUDITED)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
AEP INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES