Form 10-Q/A
period 2004-01-31
AEP INDUSTRIES INC
filed 2004-03-26
CIK 785787

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

PART I—FINANCIAL INFORMATION

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading purposes.

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

Item 4. Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2004, (the "Evaluation Date") pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2004, our disclosure controls and procedures were effective.

        There were no significant changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the Evaluation Date.

        In response to recent legislation and proposed regulations, we have begun a process of reviewing our internal control structure and our disclosure controls and procedures. Although we believe our pre-existing disclosure controls and procedures were adequate to enable us to comply with our disclosure obligations, as a result of such review, we are implementing minor changes, from time to time, primarily to formalize and document procedures already in place.

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

AEP INDUSTRIES INC.
Dated: March 26, 2004	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: March 26, 2004	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial Officer and Director

QuickLinks

PART I—FINANCIAL INFORMATION
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