Form 10-Q
period 2004-04-30
AEP INDUSTRIES INC
filed 2004-06-14
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at June 4, 2004
$.01 Par Value	8,376,639

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(UNAUDITED)

	April 30, 2004	October 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,906	$4,203
Accounts receivable, less allowance for doubtful accounts of $7,938 and $10,065 in 2004 and 2003 respectively	98,413	105,891
Inventories, net	78,808	74,445
Deferred income taxes	4,472	3,113
Other current assets	12,096	10,889
Net assets held for sale	6,598	12,072

Total current assets	210,293	210,613

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $243,912 in 2004 and $235,174 in 2003	176,484	185,876
GOODWILL	30,794	31,484
DEFERRED INCOME TAXES	11,925	16,227
OTHER ASSETS	13,540	12,164

TOTAL ASSETS	$443,036	$456,364

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$24,061	$22,440
Accounts payable	67,235	90,691
Accrued expenses	42,985	52,743

Total current liabilities	134,281	165,874
LONG-TERM DEBT	244,038	228,284
OTHER LONG-TERM LIABILITIES	13,028	11,876

Total liabilities	391,347	406,034

SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,563,914 and 10,518,055 shares issued in 2004 and 2003, respectively	106	105
Additional paid-in capital	97,668	99,085
Treasury stock at cost, 2,187,275 and 2,341,311 shares in 2004 and 2003, respectively	(48,585)	(52,006)
Retained earnings	27,145	28,744
Accumulated other comprehensive loss	(24,645)	(25,598)

Total shareholders' equity	51,689	50,330

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$443,036	$456,364

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2004	2003	2004	2003
NET SALES	$205,985	$191,006	$394,879	$360,778
COST OF SALES	168,944	159,442	325,232	300,349

Gross profit	37,041	31,564	69,647	60,429

OPERATING EXPENSES
Delivery	9,305	9,715	18,056	18,181
Selling	10,118	10,696	20,346	21,218
General and administrative	8,346	7,373	15,364	14,291

Total operating expenses	27,769	27,784	53,766	53,690

OTHER OPERATING INCOME
Gain on sales equipment, net	434	154	510	177

Income from operations	9,706	3,934	16,391	6,916
OTHER INCOME (EXPENSE):
Interest expense	(6,376)	(6,428)	(12,824)	(12,753)
Other, net	173	(369)	252	(1,709)

	(6,203)	(6,797)	(12,572)	(14,462)

Income (loss) before provision (benefit) for income taxes	3,503	(2,863)	3,819	(7,546)
PROVISION (BENEFIT) FOR INCOME TAXES	4,296	533	5,418	56

Net loss	$(793)	$(3,396)	$(1,599)	$(7,602)

EARNINGS (LOSS) PER SHARE
Net loss per common share-basic and diluted	$(0.10)	$(0.42)	$(0.19)	$(0.95)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2004	2003	2004	2003
Consolidated Statements of Other Comprehensive Income (Loss):
Net loss	$(793)	$(3,396)	$(1,599)	$(7,602)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(5,198)	2,401	663	5,861
Unrealized gain (loss) on cash flow hedges	20	102	290	(13)

Comprehensive income (loss)	$(5,971)	$(893)	$(646)	$(1,754)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,599)	$(7,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,568	15,850
Gain on sale of property and equipment	(510)	(177)
Provision for losses on accounts receivable and inventory	1,112	2,066
Joint venture loss	—	393
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,365	3,441
(Increase) in inventories	(4,177)	(6,878)
Decrease (increase) in other current assets	521	(1,011)
Decrease (increase) in deferred income taxes	3,199	(1,132)
Decrease in other assets	2,917	226
Decrease in accounts payable	(24,404)	(798)
Decrease in accrued expenses	(8,434)	(2,855)
(Decrease) increase in other long-term liabilities	(1,750)	3,428

Net cash (used in) provided by operating activities	(8,192)	4,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,449)	(10,092)
Proceeds from sale of assets held for sale	4,434	—
Sales of property and equipment, net	4,049	440

Net cash provided by (used in) investing activities	3,034	(9,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on long-term debt	15,015	16,117
Payments under capitalized lease obligations	(265)	(1,010)
Increase in restricted cash	(3,019)	—
Proceeds from issuance of common stock	291	212

Net cash provided by financing activities	12,022	15,319
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,161)	(10,246)

NET INCREASE IN CASH	5,703	372
CASH AT BEGINNING OF PERIOD	4,203	2,698

CASH AT END OF PERIOD	$9,906	$3,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,795	$12,045

Cash paid during the period for income taxes	$2,286	$1,160

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

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position as of April 30, 2004, and the results of operations and cash flows for the three and six months ended April 30, 2004 and 2003, have been made. The results of operations for the three and six months ended April 30, 2004, are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2003, filed with the U. S. Securities and Exchange Commission on February 12, 2004.

(2)    Earnings Per Share (EPS)

        Basic earnings per share ("EPS") is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation of basic EPS for the three months ended April 30, 2004 and 2003, was 8,338,986 and 8,051,540, respectively. The number of shares used in such computation for the six months ended April 30, 2004 and 2003, was 8,263,273 and 7,968,271, respectively. Diluted EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method. Due to the net losses for the three and six months ended April 30, 2004 and 2003, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive. At April 30, 2004, the Company had 580,812 of options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

(3)    Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	April 30, 2004	October 31, 2003
	(in thousands)
Raw materials	$20,410	$18,911
Finished goods	58,888	56,635
Supplies	2,686	2,906

	81,984	78,452
Less: Inventory reserve	3,176	4,007

Inventories, net	$78,808	$74,445

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 48% and 46% of total inventories at April 30, 2004 and October 31, 2003, respectively. Inventories would have been increased by $4.9 million and $4.0 million at April 30, 2004 and October 31, 2003, respectively, if the first-in first-out (FIFO) method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)    Other Income (Expense)

        For the three and six months ended April 30, 2004 and 2003, other income (expense), net on the consolidated statements of operations consists of the following:

	For the three months ended April 30,		For the six months ended April 30,
Income (expense)	2004	2003	2004	2003
	(In thousands)
Foreign currency exchange losses	$(664)	$(240)	$(680)	$(1,375)
Joint venture (loss) income, net	—	(197)	—	(393)
Interest income on tax refund	800	—	800	—
Other miscellaneous	37	68	132	59

Total	$173	$(369)	$252	$(1,709)

(5)    Segment Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations by geographical area, with United States and Canada stated separately, for the three and six months ended April 30, 2004 and 2003, respectively, is as follows:

	North America
For the three months ended April 30, 2004				Asia/ Pacific
	United States	Canada	Europe		Total
	(In thousands)
Sales—external customers	$121,744	$10,259	$40,625	$33,357	$205,985
Intersegment sales	4,594	995	—	—	5,589
Income (loss) from operations	10,660	931	(1,712)	(173)	9,706
	North America
For the three months ended April 30, 2003				Asia/ Pacific
	United States	Canada	Europe		Total
	(In thousands)
Sales—external customers	$105,248	$12,042	$44,912	$28,804	$191,006
Intersegment sales	5,339	1,083	125	—	6,547
Income (loss) from operations	3,388	1,512	(1,783)	817	3,934
	North America
For the six months ended April 30, 2004				Asia/ Pacific
	United States	Canada	Europe		Total
	(In thousands)
Sales—external customers	$226,317	$20,286	$80,999	$67,277	$394,879
Intersegment sales	8,331	1,763	31	—	10,125
Income (loss) from operations	15,599	2,752	(2,925)	965	16,391
	North America
For the six months ended April 30, 2003				Asia/ Pacific
	United States	Canada	Europe		Total
	(In thousands)
Sales—external customers	$199,816	$21,536	$84,449	$54,977	$360,778
Intersegment sales	9,782	2,039	182	—	12,003
Income (loss) from operations	8,262	2,056	(4,637)	1,235	6,916

        Income from operations includes all costs and expenses directly related to the geographical area.

(6)    Derivative Instruments

        The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. The Company primarily enters into forward exchange contracts with terms that mirror the existing intercompany loans, which give rise to the foreign currency risk. In addition, the Company hedges foreign currency risk on third party commitments with a duration of one year or less. At the inception of the hedge, foreign currency risk derivatives are designated as cash flow hedges and appropriate documentation is prepared. On an on going basis, the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective.

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

        For the six months periods ended April 30, 2004 and 2003, the change in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $290,000 and a loss of $13,000, respectively, which are included in accumulated other comprehensive income (loss).

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

(7)    Shareholders' Equity

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decision with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 in the first quarter of fiscal 2003. Since we have not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

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

	For the three months ended April 30,		For the six months ended April 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Net loss, as reported	$(793)	$(3,396)	$(1,599)	$(7,602)
Add: Stock-based employee compensation expense included in net loss	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(485)	(650)	(883)	(825)

Pro forma net loss	$(1,278)	$(4,046)	$(2,482)	$(8,427)

Earnings per share:
Basic loss per share, as reported	$(0.10)	$(0.42)	$(0.19)	$(0.95)

Basic loss per share, pro forma	$(0.15)	$(0.50)	$(0.30)	$(1.06)

Diluted loss per share, as reported	$(0.10)	$(0.42)	$(0.19)	$(0.95)

Diluted loss per share, pro forma	$(0.15)	$(0.50)	$(0.30)	$(1.06)

        The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	For the three months ended April 30,		For the six months ended April 30,
	2004	2003	2004	2003
Risk-free interest rates	5.48%	5.56%	5.19%	5.60%
Expected lives in years	7.5	7.5	7.5	7.5
Expected volatility	47.79%	46.70%	56.07%	51.16%
Dividend rate	0%	0%	0%	0%

        The Company's 1995 Stock Option Plan expires on December 31, 2004. The Company's Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Plan") and the Company's shareholders approved the 2005 Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Plan will become effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years, issuance of Stock Appreciation Rights (SARs), restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 2005 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the plan. These shares of common stock may be made available from authorized but unissued common stock, from Treasury shares or from shares purchased on the open market.

        During the six months ended April 30, 2004 and 2003, the Company issued 154,036 and 234,470 shares, respectively, from treasury to fund the Company's 401(k) Savings and Employee Stock Ownership Plan contribution.

        The Company's 1995 Employee Stock Purchase Plan provides for an aggregate of 300,000 shares of common stock which have been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last trading day of each six-month offering period.

        During the six months ended April 30, 2004 and 2003, 45,859 and 19,036 shares, respectively were purchased. The 1995 Employee Stock Purchase Plan expires on June 30, 2005. The Company's Board of Directors adopted the AEP Industries Inc. 2005 Employee Stock Purchase Plan ("2005 ESOP") and the Company's shareholders approved the 2005 ESOP at its annual shareholders meeting held on April 13, 2004. The 2005 ESOP will become effective July 1, 2005 and will expire on June 30, 2015. The 2005 ESOP has reserved a maximum of 250,000 of the Company's shares of common stock and which will be made available for purchase by eligible employees, including employee directors and officers. The 2005 ESOP will operate similar to the 1995 Employee Stock Purchase Plan, as outlined above.

(8)    Pension

        The Company has defined benefit plans at selected foreign locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per years of credited service. The Company funds these plans in amounts actuarially determined or in accordance with the funding requirements of local law and regulations.

        The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2004	2003	2004	2003
Service cost	$432	$415	$847	$808
Interest cost	297	269	582	524
Expected return on plan assets	(256)	(235)	(502)	(457)
Employee contributions	(139)	(124)	(271)	(242)
Amortization of prior service cost	13	11	26	22
Amortization of net (gain) loss	4	(61)	9	(119)
Settlements	(223)	—	(223)	—
Curtailments	(286)	—	(286)	—

Net periodic benefit cost	$(157)	$275	$182	$536

(9)    Income Taxes

        Income taxes are accounted for using the asset and liability method. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets and is recorded when management estimates that it is more likely than not that the asset will not be realized.

        The provision for income taxes for the three months ended April 30, 2004 was $4.3 million on income before the provision of $3.5 million and the provision for income taxes the six months ended April 30, 2004 was $5.4 million on income before the provision for income taxes of $3.8 million. The provision for income taxes for the three and six months ended April 30, 2004 included a $1.5 million increase in valuation allowance relating to the deferred tax assets for net operating loss carryforwards of the Spanish operation, as the Company has concluded that it is more likely than not that the carryforwards will not be fully realized because of the continuing strength of the Euro and its ongoing negative impact on the operation's large export business. In addition, the provision excludes approximately $1.2 million and $1.8 million of tax benefits for the three and six months ended April 30, 2004 for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

        During the second quarter of fiscal 2004, the examination by the Internal Revenue Service of the United States income tax returns for fiscal years 1995 through 1998 were closed. In May 2004, the Company has received a tax refund in the amount of $1.8 million plus accrued interest of $800,000, the effects of which have been recognized in the accompanying consolidated financial statements. However additional interest may be recognized on these tax refunds in fiscal 2004.

(10)    Liquidation of Fabbrica Italiana Articoli Plastici SpA

        On September 22, 2003, the Board of Directors of the Company's Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA ("FIAP"), because of its continued losses.

        FIAP manufactured flexible packaging, primarily thin PCV film for twist wrapping and general over wrap. The Company believes that the activities of FIAP did not represent a separate major line or component of its business or a separate class of customers as production and sale of similar products are done in other AEP European facilities. The Company's other facilities are expected to continue to produce and supply some of FIAP's customers. As a result, the Company has recorded the losses associated with the shut down within income from operations in the consolidated statements of operations.

        During the fourth quarter of fiscal 2003, the Company recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP. This amount included $8.5 million related to asset impairments, allowances and write-downs of accounts receivable, inventory, machinery and equipment and other current assets and $4.8 million, of which $2.0 million of employee termination benefits were paid in fiscal 2003, related to reserves included in accrued expenses on the consolidated balance sheet. The following is a summary of these reserves:

Amounts in thousands	Balance at October 31, 2003	Payments	Other	Balance at April 30, 2004
Employee termination benefits	$1,038	$(1,200)	$162	$—
Agent contracts	725	(324)	29	430
Customer claims	580	—	19	599
Other	405	(127)	(84)	194

Total Reserves	$2,748	$(1,651)	$126	$1,223

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

        Employee termination benefits related to the severance of 163 employees in the Italian manufacturing facility were determined based on negotiations with the local Italian union. The agreement with the Italian union was comprised of three items: compliance with the Italian government requiring a social plan payout of approximately $977,000, which was paid in September and October of 2003; exit bonuses for each Italian employee negotiated between the Company and the union totaling $1,040,000, which was paid in September and October of 2003; and payment to the termination accrued indemnity fund, a statutorily determined amount in which the Company had accrued monthly. The accrued amount at September 22, 2003 was approximately $2.7 million. $.6 million of this amount was paid in October 2003 and the remaining balance of $2.1 million was paid in fiscal 2004. Additionally, as part of the shutdown of the FIAP facility in Italy, the Company closed it FIAP sales office located in Meudon, France. All five employees have been terminated. The severance package, as required by statutory law, is $1,095,000 of which $654,000 was paid during the first quarter fiscal 2004 and $546,000 was paid during the second quarter of fiscal 2004.

        The reserve for agent contracts was determined by settled amounts between the Company and the agents after October 31, 2003. Final payments have been mutually agreed to be paid during the third and fourth quarter of fiscal 2004.

        Certain customers have asserted legal claims against the Company based on claimed disruption of their businesses due to the shutdown of FIAP. The estimate of the costs to settle these cases are approximately $599,000.

        Other costs relate to other litigation claims made against the Company and represent the Company's best estimate of settlement amounts.

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

        The following information summarizes the results of operations of FIAP, excluding the above charges, included in the consolidated statements of operations:

(in thousands)	For the three Months ended April 30, 2004	For the three Months ended April 30, 2003	For the six Months ended April 30, 2004	For the six Months ended April 30, 2003
Net Sales	$(16)	$6,544	$1,954	$12,633
Gross Profit (loss)	(93)	299	(67)	(56)
(Loss) from operations	(653)	(1,119)	(1,015)	(2,791)
Net loss	$(624)	$(1,052)	$(897)	$(2,831)

        The Company expects to incur additional expenses during the remainder of fiscal 2004 related to the shutdown of FIAP. These expenses relate to the salaries of contracted people who will assist in the shutdown of the facility, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimated that at April 30, 2004 the remaining costs to be incurred will approximate $0.5 million. The Company also expects to sell the land and building of FIAP owned by its holding company for approximately $6.0 million which approximates its book value. Lastly, in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the Company expects to charge operations for the accumulated translation adjustment component of FIAP's equity when the liquidation is substantially complete, which is expected during the second half of fiscal 2004. At April 30, 2004, the FIAP accumulated translation loss included in accumulated other comprehensive income was approximately $8.7 million.

(11)    Commitments and Contingencies

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

        In February 2004, the Company's New Zealand subsidiary was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. The Company has referred this matter to the insurance carriers that it believes are responsible to defend and indemnify its New Zealand subsidiary for the alleged liability. Two of the insurance carriers have agreed to defend the claims subject to reservations of rights. The Company also believes it may be entitled to indemnification under various agreements. Based on developments to date, the Company believes that the outcome of this matter will not have a material adverse effect on its results of operations, financial position or liquidity.

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

        Resin costs averages between 60% and 66% of the cost of goods sold. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit. While we experienced some pricing relief during the second half of fiscal 2003, the frequent increases in resin prices during latter part of fiscal 2002 and during our first and second quarters of fiscal 2003, resulted in customer resistance and competitive pressure, and we were not able to pass all of these increases to our customers effectively during the fiscal year ended October 31, 2003. This adversely affected our revenue, gross profit and earnings in fiscal 2003. Resin pricing increased less than 1% during the first six months of fiscal 2004 in North America; however resin prices have increased at a much higher rate in our European and Asia/Pacific regions. In North America, we were able to pass through the current and previous period increases in the first half of fiscal 2004, however increases in the European and Asia/Pacific markets were not all passed through during the current period in due to the competitive market place. We anticipate a price increase in resin worldwide during the third quarter of fiscal 2004. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

Results of Operations

Three Months Ended April 30, 2004, as Compared to Three Months Ended April 30, 2003

Net Sales and Gross Profit

        Net sales for the three months ended April 30, 2004, increased by $15.0 million, or 7.8%, to $206.0 million from $191.0 million for the three months ended April 30, 2003. The increase in net sales included $12.4 million of positive impact of foreign exchange and $2.6 million from the increased per unit selling prices and sales volume, primarily attributable to North America. Net sales in North America increased $14.7 million to $132.0 million in the second quarter of fiscal 2004 from $117.3 million in the same period in the prior fiscal year. The increase was primarily due to a 5.9% increase in per unit average selling prices along with a 5.5% increase in sales volume. The second quarter of 2004 also included $1.1 million of positive impact of foreign exchange relating to our Canadian operations. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were not entirely passed through to customers in the three months ended April 30, 2003 and during fiscal 2003; however we were able to pass through such increased costs cumulatively in fiscal 2004. Net sales in Europe decreased $4.3 million to $40.6 million for the three months ended April 30, 2004, from $44.9 million for the three months ended April 30, 2003. This decrease was a result of the continuing general economic pressures of the region and the competitive marketplace, which reduced per unit selling prices and sales volume by 9.9% and 11.7%, respectively. This resulted in a reduction in net sales of $9.2 million, which was offset by the positive impact of foreign exchange of $4.9 million for the period. Net sales in Asia/Pacific increased $4.6 million to $33.4 million for the three months ended April 30, 2004, from $28.8 million for the same period in fiscal 2003, primarily due to the positive impact of foreign exchange of $6.4 million offset by a 6.1% decrease in sales volume due to the competitive marketplace.

        Gross profit for the three months ended April 30, 2004, was $37.0 million compared to $31.6 million for the three months ended April 30, 2003. This increase of $5.4 million in gross profit was a result of the positive impact of foreign exchange of $1.3 million and increased per unit selling prices and sales volume, primarily in North America, which improved worldwide gross profit by $4.1 million. Gross profit in North America increased $6.9 million, or 31.2%, to $29.3 million for the quarter ended April 30, 2004, which includes the positive impact of foreign exchange of approximately $0.2 million. This increase was primarily due to our ability to increase customer per unit selling prices during the period to recover higher raw material costs, primarily resin, which we were not able to pass through in the fourth quarter of fiscal 2003, and at the same time increased first quarter of fiscal 2004 sales volume by 5.4% versus the same period in the prior fiscal year. Gross profit in Europe decreased $1.4 million, or 26.1% to $4.0 million for the three months ended April 30, 2004, from $5.4 million for the three months ended April 30, 2003. This decrease was primarily due to the continuing general economic pressures of the region, which decreased sales volume by 11.7% and lower per unit selling prices. The reduction in volume had an adverse effect on per unit manufacturing cost for the quarter. This decrease was offset by $0.5 million of the positive effect of foreign exchange. Asia/Pacific gross profit for the three months ended April 30, 2004, decreased to $3.7 million from $3.8 million for the like period in the prior fiscal year. Gross profit decreased by $0.8 million due to reduced sales volume and average per unit selling prices offset by $0.7 million of the positive impact of foreign exchange.

Operating expenses

        Operating expenses for the three months ended April 30, 2004 and 2003, were $27.8 in both periods. The second quarter fiscal 2004 operating expenses includes $1.7 million of negative impact of foreign exchange offset by other decreases of $1.7 million, including $1.3 million resulting from the closedown of our FIAP and United Kingdom operations during fiscal 2003. Delivery expenses for the second quarter of fiscal 2004 were $9.3 million versus $9.7 million in the prior year. After giving effect to the negative foreign exchange impact of $0.4 million, delivery expenses decreased by $0.8 million from the prior year as a result of lower worldwide third party delivery costs. Selling expenses decreased by $0.6 million to $10.1 million from $10.7 million in the same period in the prior fiscal year. This decrease can be primarily attributed to $0.7 million resulting from the closedown of our FIAP and United Kingdom operations and net reductions in other selling expenses of $0.4 million, which were offset by the negative impact of foreign exchange of $0.5 million. General and administrative expenses for the three months ended April 30, 2004, increased by $0.9 million to $8.3 million from $7.4 million in the same period in the prior fiscal year. This increase was primarily due to a negative foreign exchange impact of $0.7 million and increases in professional and consulting fees of $                  0.5 million for the period, offset by the decrease of $0.3 million in general and administrative expenses resulting from the closedown of our FIAP and United Kingdom operations.

Other Operating Income (Expense)

        Other operating income (expense) for the three months ended April 30, 2004 and 2003, amounted to $434,000 and $154,000, respectively, in income resulting from net gains from sales of property and equipment during the period. In fiscal 2004, the increase in operating income was primarily a result of a $366,000 gain realized on the sale of land located in Spain.

Interest Expense

        Interest expense for the three months ended April 30, 2004 and 2003, was $6.4 million for both periods. The second quarter fiscal 2004 interest expense includes $103,000 of negative impact of foreign exchange offset by decreases of $155,000 in interest expense, which resulted from higher average interest rates paid during the current period, and by lower average debt outstanding for the three months ended April 30, 2004, as compared to the three months ended April 30, 2003.

Other Income (Expense)

        Other income (expense) for the three months ended April 30, 2004, amounted to a $173,000 in income, an increase of $542,000 in income from $369,000 in expense in the comparable prior year period. This amount included $800,000 of interest income received in May 2004 from the Internal Revenue Service based on calculations on our prior periods tax refund claims. Additional interest may be recognized on these tax refunds in fiscal 2004. During the current period, we realized $664,000 of foreign currency transaction losses versus losses of $240,000 during the same period in the prior fiscal year due to the number of our hedge contracts settled in each period. We also recorded a loss on our investment in our joint venture of $197,000 in the prior year. On May 14, 2003, we sold our 50.1 percent ownership of Rapak Asia Pacific Limited ("Rapak") to our joint venture partner, DS Smith (UK) Limited. Other miscellaneous income amounted to $37,000 for the current fiscal quarter versus $68,000 in the prior fiscal period.

Provision (Benefit) for Income Taxes

        The provision for income taxes for the three months ended April 30, 2004, was $4.3 million on income before the provision for income taxes of $3.5 million. The current provision for income taxes for the three months ended April 30, 2004, includes $2.8 million of net tax relating to entities that have taxable income and does not include tax benefits of $1.2 million relating to certain foreign entities with current period net losses in which we have has determined previously that it is more likely than not that the current tax benefit will not be fully utilized. In evaluating our deferred tax assets arising from net operating carryforwards, we have determined that an additional valuation allowance of $1.5 million was warranted for our Spanish operations because we have determined that it is more likely than not that the current tax benefit will not be fully utilized. The provision for income taxes for the three months ended April 30, 2003, was $0.5 million on the loss before the provision for income taxes of $2.9 million. The provision (benefit) for incomes taxes reflects the provision for entities having taxable income and excludes benefits for those foreign entities with net losses in which we have determined that it is more likely than not that the current tax benefit will not be fully utilized.

Six Months Ended April 30, 2004, as Compared to Six Months Ended April 30, 2003

Net Sales and Gross Profit

        Net sales for the six months ended April 30, 2004, increased by $34.1 million, or 9.5%, to $394.9 million from $360.8 million for the six months ended April 30, 2003. The increase in net sales included $28.2 million of positive impact of foreign exchange and $5.9 million from the increased per unit selling prices offset by slightly lower sales volume. Net sales in North America increased $25.3 million to $246.6 million in the first six months of fiscal 2004 from $221.3 million in the same period in the prior fiscal year. The increase was primarily due to an 8.2% increase in per unit average selling prices along with an increase of 1.8% in sales volume. The first half of fiscal 2004 also included $2.7 million of positive impact of foreign exchange relating to our Canadian operations. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were not entirely passed through to customers during fiscal 2003, however we were able to pass through such increased costs during the first half of fiscal 2004 along with current period increases. Net sales in Europe decreased $3.5 million to $81.0 million for the six months ended April 30, 2004, from $84.5 million for the six months ended April 30, 2003. This decrease was a result of the continuing general economic pressures of the region and the competitive marketplace, which reduced per unit selling prices and sales volume by 9.4% and 9.1%, respectively. This resulted in a reduction in net sales of $15.0 million, which was offset by the positive impact of foreign exchange of $11.5 million for the period. Net sales in Asia/Pacific increased $12.3 million to $67.3 million for the six months ended April 30, 2004, from $55.0 million for the same period in fiscal 2003, primarily due to the positive impact of foreign exchange of $14.1million offset by a 3.1% decrease in sales volume.

        Gross profit for the six months ended April 30, 2004, was $69.6 million compared to $60.4 million for the six months ended April 30, 2003. This increase of $9.2 million in gross profit was a result of the positive impact of foreign exchange of $3.7 million and increased per unit selling prices, primarily in North America, which improved worldwide gross profit by $5.5 million. Gross profit in North America increased $8.3 million, or 18.8%, to $52.6 million for the six months ended April 30, 2004, which includes positive impact of foreign exchange of approximately $0.7 million. This increase was primarily due to our ability to increase customer per unit selling prices during the current six month period to recover higher raw material costs, primarily resin, which we were not able to pass through in the fourth quarter of fiscal 2003 and at the same time increased the first half fiscal 2004 sales volume of 1.8% versus the same period in the prior fiscal year. Gross profit in Europe decreased $0.5 million, or 5.0%, to $8.8 million for the six months ended April 30, 2004, from $9.3 million for the six months ended April 30, 2003. This decrease was primarily due to the continuing general economic pressures of the region, which decreased sales volume by 9.1%, and lower per unit selling prices, which reduced gross profit by $1.7 million. The reduction in volume had an adverse effect on per unit manufacturing cost for the period. This decrease was offset by $1.2 million of the positive impact of foreign exchange. Asia/Pacific gross profit for the six months ended April 30, 2004 increased $1.4 million to $8.3 million from $6.9 million for the like period in the prior fiscal year. This increase was primarily a result of positive impact of foreign exchange of $1.7 million offset by lower sales volume for the period.

Operating expenses

        Operating expenses for the six months ended April 30, 2004, were $53.8 million, an increase of $0.1 million, or 0.1%, from $53.7 million for the six months ended April 30, 2003. The first half fiscal 2004 operating expenses includes $3.6 million of negative impact of foreign exchange offset by other decreases of $3.5 million, including $2.6 million resulting from the closedown of our FIAP and United Kingdom operations during fiscal 2003. Delivery expenses for the first six months of fiscal 2004, were $18.1 million versus $18.2 million in the prior year. After giving effect to the negative foreign exchange impact of $0.9 million, delivery expenses decreased by $1.0 million from the prior year as a result of lower worldwide third party delivery costs. Selling expenses decreased by $0.9 million to $20.3 million from $21.2 million in the same period in the prior fiscal year. This decrease is primarily attributed to $1.2 million resulting from the closedown of our FIAP and United Kingdom operations and net reductions in other selling expenses of $0.9 million, which were offset by negative impact of foreign exchange of $1.2 million. General and administrative expenses for the six months ended April 30, 2004, increased by $1.1 million to $15.4 million from $14.3 million in the same period in the prior fiscal year. This increase was primarily due to negative foreign exchange impact of $1.5 million and increases in professional and consulting fees of $0.6 million for the period, offset by the decrease of $1.0 million in general and administrative expenses resulting from the closedown of our FIAP and United Kingdom operations.

Other Operating Income (Expense)

        Other operating income (expense) for the six months ended April 30, 2004 and 2003, amounted to $510,000 and $177,000, respectively, in income resulting from net gains from sales of property and equipment during the period. In fiscal 2004, the increase in operating income was primarily a result of a $366,000 gain realized on the sale of land located in Spain.

Interest Expense

        Interest expense for the six months ended April 30, 2004 and 2003 was $12.8 million for both periods. The first half of fiscal 2004 interest expense includes $253,000 of negative impact of foreign exchange offset by decreases of $182,000 in interest expense, which resulted from higher average interest rates paid during the current period partially offset by lower average debt outstanding for the six months ended April 30, 2004, as compared to the six months ended April 30, 2003.

Other Income (Expense)

        Other income (expense) for the six months ended April 30, 2004, amounted to a $252,000 in income, an increase of $2.0 million in income from $1.7 million in expense in the comparable prior year period. This amount included $800,000 of interest income received in May 2004 from the Internal Revenue Service based on calculations on our prior periods tax refund claims. Additional interest may be recognized on these tax refunds in fiscal 2004. During the current period, we realized $680,000 of foreign currency transaction losses versus losses of $1.4 million during the same period in the prior fiscal year due to the number of our hedge contracts settled in each period. We also recorded a loss on our investment in our joint venture of $393,000 in the prior year. On May 14, 2003, we sold our 50.1 percent ownership of Rapak Asia Pacific Limited ("Rapak") to our joint venture partner, DS Smith (UK) Limited. Other miscellaneous income amounted to $132,000 for the six months ended April 30, 2004 versus $59,000 in the prior fiscal period.

Provision (Benefit) for Income Taxes

        The provision for income taxes for six months ended April 30, 2004, was $5.4 million on income before the provision for income taxes of $3.8 million. The current provision for income taxes for the six months ended April 30, 2004, includes $3.9 million of net tax relating to entities that have taxable income and does not include tax benefits of $1.8 million relating to certain foreign entities with current period net losses in which we have has determined, previously, that it is more likely than not that the current tax benefit will not be fully utilized. In evaluating our deferred tax assets arising from net operating carryforwards, we have determined that an additional valuation allowance of $1.5 million was warranted for our Spanish operations because we have has determined that it is more likely than not that the current tax benefit will not be fully utilized. The provision for income taxes for the six months ended April 30, 2003, was $0.1 million on the loss before the provision for income taxes of $7.5 million. The provision (benefit) for incomes taxes reflects the provision for entities having taxable income and excludes benefits for those foreign entities with net losses in which we have determined that it is more likely than not that the current tax benefit will not be fully utilized.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $76.0 million at April 30, 2004, compared to $44.7 million at October 31, 2003. This $31.3 million increase in working capital was primarily the result of a $23.5 million reduction in accounts payable due to our current policy of accelerating payments to our major suppliers in order to take advantage of certain discounts being offered. In order to accelerate payments to our vendors we had to borrow on the Congress Financial Corporation facility, which increased long-term debt by $17.7 million. The weakening of the United States dollar during the six months ended April 30, 2004, increased translated working capital balances of our foreign subsidiaries by $0.5 million. The remaining increases and decreases in components of our net working capital reflect the normal operating activity for the period.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If the loan's Excess Availability, as defined, is less than $20.0 million, we must meet certain minimum financial covenants including the activation of a lock-box whereby daily cash collections would automatically pay down the credit facility. In addition, whenever the lock-box is activated, we are required to classify our debt outstanding from Congress Financial Corporation as a current liability, which may have a material negative impact on our working capital. If the loan's Excess Availability is less than $10.0 million, we are subject to further restrictions including limitations on inter-company funding. During the first six months of fiscal 2004 the Excess Availability under this credit facility ranged from $31.6 million to $58.0 million. Our Excess Availability under this facility was $42.6 million at April 30, 2004. We currently project that our Excess Availability under this facility will exceed $20.0 million throughout the remainder of fiscal 2004 and through April 30, 2005 at the minimum based upon budgeted financial statements and budgeted cash requirements. Interest payable under this facility is based upon Excess Availability levels or certain leverage ratios at a margin of prime rate plus .25% to 1.0% for overnight borrowings and LIBOR plus a range of 2.25% to 3.00% for term loans up to one year. As of April 30, 2004, there was $34.5 million outstanding at a weighted average rate of 4.05% under this credit facility. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        In November 1997, we completed an offering of $200.0 million in aggregate principal amount of 9.875% Senior Subordinated Debentures due November 15, 2007 ("Debentures"). The issue price was 99.224% resulting in an effective yield of 10%. The Debentures contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of the covenants of the Debentures at April 30, 2004. In November 2003, we announced that from time to time and as permitted by our various loan agreements, we may repurchase up to $25.0 million of our 9.875% Senior Subordinated Debentures. We have made no repurchases during the six months ended April 30, 2004.

        We maintain various credit facilities at our foreign subsidiaries. At April 30, 2004, the aggregate amount outstanding under such facilities was $31.4 million, of which $28.5 million is secured by various assets of the foreign subsidiaries, which may include accounts receivable, inventories and machinery and equipment. The carrying amount of the collateral at April 30, 2004, was $110.1 million. There was $15.8 million additional availability under these facilities at April 30, 2004. We guarantee certain of the debt of our foreign subsidiaries through corporate guarantees aggregating approximately $7.8 million at April 30, 2004. There are no existing events of default that would require us to satisfy these guarantees. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        During fiscal 2003, the Company entered into two capital leases totaling $4.0 million related to manufacturing equipment. The current portion of these leases is contained in accrued liabilities and the long-term portion of $2.3 million is contained in other long-term liabilities. These capital leases will be paid in full by fiscal 2009.

        Our cash and cash equivalents were $9.9 million at April 30, 2004, as compared to $4.2 million at October 31, 2003. Net cash used in operating activities during the six months ended April 30, 2004, was $8.2 million, primarily due to a net loss for the period of $1.6 million, increases in net inventories of $3.6 million, gain on sale of property and equipment of $0.5 million and reductions in accounts payable, accrued expenses and other long-term liabilities in $34.6 million. These uses were offset by depreciation and amortization of $16.6 million and decreases in net accounts receivable of $8.9 million, decreases in other current assets of $0.5 million and other assets of $6.1 million. In each period, the net decreases in other operating assets and liabilities reflect normal operating activity.

        Net cash provided from investing activities during the six months ended April 30, 2004, was $3.0 million, resulting primarily from sales of property and equipment and proceeds from assets held for sale (FIAP) of $8.4 million. This was offset by capital expenditures of $5.4 million.

        Net cash provided by financing activities during the six months ended April 30, 2004, was $12.0 million, reflecting net borrowings of $15.0 million under available credit facilities and proceeds from stock issuances of $0.3 million offset by an increase in restricted cash of $3.0 million resulting from the sale-leaseback of equipment in Belgium and payments made under capital lease agreements of $0.3 million.

        Our aggregate commitments under our Loan Agreement, Senior Subordinated Debentures, foreign borrowings, capital leases and noncancelable operating lease agreements as of April 30, 2004, are as follows:

For the fiscal years ending October 31,	Borrowings	Capital Leases	Operating Leases	Total Commitment
	(amounts in thousands)
2004 (balance of fiscal 2004)	$24,061	$309	$5,025	$29,395
2005	2,617	742	9,076	12,435
2006	2,625	742	6,641	10,008
2007(1)	235,637	742	4,247	240,626
2008	743	742	2,328	3,813
Thereafter	2,416	63	5,311	7,790

(1)
We expect to refinance our Senior Subordinated Debentures and our revolving credit facility during fiscal year 2007.

  We have estimated that we will use approximately $0.5 million of cash in the FIAP shutdown for the remainder of fiscal 2004.

  We know of no current or pending demands or commitments that will materially affect our liquidity.

        We believe that our cash on hand at April 30, 2004 and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under the current credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. At April 30, 2004, we had an aggregate of approximately $58.5 million available under these credit facilities.

Effects of Inflation

        Inflation is not expected to have significant impact on our business.

Contingencies

        In fiscal 2001, the European Commission served our Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. We are cooperating with the European Commission in its investigation. Our last written communication with the European Commission was in January 2002. At this time, no litigation is pending against us or our subsidiary involving this matter, and we are not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against our Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

        In February 2004, our New Zealand subsidiary was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. We have referred this matter to the insurance carriers that we believe are responsible to defend and indemnify our New Zealand subsidiary for the alleged liability. Two of the insurance carriers have agreed to defend the claims subject to reservations of rights. We also believe we may be entitled to indemnification under various agreements. Based on developments to date, we believe that the outcome of this matter will not have a material adverse effect on its results of operations, financial position or liquidity.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, assets held for sale, income taxes, financing operations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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

        The realizability of our deferred tax assets is primarily dependent on the future taxable income of the entity to which the deferred tax asset relates. Management assesses the likelihood that such deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Should the future taxable income of such entities be materially different from management's estimates an additional valuation allowance may be necessary in future periods. Such amounts, if necessary, could be material to our results of operations and financial position, as they were in fiscal 2003. Management has provided additional valuation allowances in the first half of fiscal 2004 of $1.5 million for its Spanish operations because management has determined that it is more likely than not that the current tax benefit will not be fully utilized.

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

        We have used our best estimates in establishing the asset impairment charges, provisions, writedowns and reserves recorded as a result of the voluntary liquidation of FIAP. We estimated the net realizable value of FIAP's accounts receivable based on an analysis of collections made through April 30, 2004, as well as regarding the collectibility of the remaining customer balances for which payment has yet to be received. Inventories were reviewed at April 30, 2004, and it was determined no additional reserves were necessary. We estimated the net realizable value of machinery and equipment based on sales made through April 30, 2004, and an estimate of the net realizable value of machinery and equipment, land and building remaining to be sold based on third party offers received by us to date. Employee termination benefits were determined based on negotiation with the local Italian union. The agreement with the union was comprised of three items: compliance with the Italian government required social plan, exit bonuses for each employee negotiated between us and the union, and payment of the accrued termination indemnity fund, a statutorily determined amount which we had accrued monthly. Additionally, as part of the shutdown of the FIAP facility in Italy, we closed our FIAP sales office located in Meudon, France. All five employees have been terminated. The severance package was determined by statutory law and has been paid during the first six months of fiscal 2004. The write-downs, provisions and reserves relating to the liquidation of FIAP were based upon the Company's best estimates given the information available at the filing date of our Form 10-Q for the six months ended April 30, 2004. Actual realizable values or payments to be made may be different from such estimates, and such differences will be recognized as incurred or as better information is received.

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

  Interest Rates

        We may use interest rate swaps, collars and options to manage our exposure to fluctuations in interest rates. At April 30, 2004, we were not a party to any interest rate swaps, collars or options.

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2004, the carrying value of our total debt was $268.1 million of which approximately $202.2 million was fixed rate debt. As of April 30, 2004, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $210.5 million.

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

        At April 30, 2004, we had foreign exchange forward contracts outstanding with a notional contract amount of $32.4 million, all of which have a maturity of less than one year. As of April 30, 2004 the net fair value of derivative financial instruments designated as cash flow hedges by us was a loss of $0.5 million, which is included in accrued expenses.

        Our foreign subsidiaries had third party outstanding debt of approximately $31.4 million at April 30, 2004. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this allows us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange forward contracts.

  Commodities

        We use commodity raw materials, primarily resin, and energy products, in conjunction with our manufacturing process. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices in connection with these components.

  Risk Factors

        You should carefully consider the risks and uncertainties we describe both above in management's discussion and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

Item 4.    Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2004 (the "Evaluation Date"), pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2004, our disclosure controls and procedures were effective.

        There were no significant changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        In February 2004, our New Zealand subsidiary was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. We have referred this matter to the insurance carriers that we believe are responsible to defend and indemnify our New Zealand subsidiary for the alleged liability. Two of the insurance carriers have agreed to defend the claims subject to reservations of rights. We also believe we may be entitled to indemnification under various agreements. Based on developments to date, we believe that the outcome of this matter will not have a material adverse effect on its results of operations, financial position or liquidity.

        In addition, we are involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of AEP Industries Inc. was held on April 13, 2004, for the purpose of electing four Class C directors, the approval of the Company's the 2005 Stock Option and Employee Stock Purchase Plans and ratification of the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14, of the Securities Exchange Act of 1934 and the rules thereunder, and there was no solicitation in opposition to management's solicitation.

        Management's nominees for Class C directors as listed in the Proxy Statement were elected with the following vote:

Class C Directors	Shares Voted "For"	Shares Withheld	Shares Not Voted
J. Brendan Barba	7,420,013	584,678	0
Richard E. Davis	7,420,013	584,678	0
Lee C. Stewart	7,420,013	584,678	0
William F. Stoll, Jr.	7,420,013	584,678	0

        The Company's 2005 Stock Option Plan adopted by our Board of Directors, to be effective January 1, 2005, was approved with the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"	Shares Not Voted
5,053,233	656,693	7,841	2,286,924

        The Company's 2005 Employee Stock Purchase Plan adopted by our Board of Directors, to be effective July 1, 2005, was approved with the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"	Shares Not Voted
5,666,803	45,405	5,559	2,286,924

        The appointment of KPMG LLP as independent auditors was ratified by the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"	Shares Not Voted
7,965,179	37,769	1,743	0

Item 6.    Exhibits and Reports on Form 8-K

Exhibits:		Page
(a)	Exhibit 11—Computation of weighted average number of shares outstanding
(b)	Exhibit 31—Executive Officers 302 Certifications
(c)	Exhibit 32—Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(d)	Current Reports on Form 8-K:
  (1)
  The Company filed a Form 8-K, dated March 9, 2004.
  The item reported was:
  Item 12.    Results of Operations and Financial Condition
  Press release reporting the Company's fiscal 2004 first quarter results of operations.

  (2)
  The Company filed a Form 8-K, dated March 16, 2004.
  The item reported was:
  Item 9.    Regulation FD Disclosure
  Press release reporting delay in filing Form 10-Q for fiscal 2004 first quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.
Dated: June 14, 2004	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: June 14, 2004	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial Officer and Director

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