Form 10-Q
period 2004-07-31
AEP INDUSTRIES INC
filed 2004-09-14
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-14450

AEP Industries Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-1916107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Phillips Avenue South Hackensack, New Jersey	07606
(Address of principal executive offices)	(Zip Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at September 3, 2004
$.01 Par Value	8,404,850

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(UNAUDITED)

	July 31, 2004	October 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,308	$4,173
Accounts receivable, less allowance for doubtful accounts of $7,562 and $9,896 in 2004 and 2003 respectively	96,858	102,113
Inventories, net	82,341	72,924
Deferred income taxes	6,543	3,113
Other current assets	9,548	10,516
Assets held for sale	5,269	12,072
Assets of discontinued operation	8,009	13,955

Total current assets	216,876	218,866

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $243,828 in 2004 and $228,170 in 2003	169,462	179,100
GOODWILL	30,449	31,484
DEFERRED INCOME TAXES, net	4,592	15,019
OTHER ASSETS	12,451	11,914

TOTAL ASSETS	$433,830	$456,383

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$24,214	$19,918
Accounts payable	68,613	87,324
Accrued expenses	40,521	51,569
Liabilities of discontinued operation	7,345	8,188

Total current liabilities	140,693	166,999
LONG-TERM DEBT	236,916	228,284
OTHER LONG-TERM LIABILITIES	12,041	10,770

Total liabilities	389,650	406,053

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,592,125 and 10,518,055 shares issued in 2004 and 2003, respectively	106	105
Additional paid-in capital	97,899	99,085
Treasury stock at cost, 2,187,275 and 2,341,311 shares in 2004 and 2003, respectively	(48,585)	(52,006)
Retained earnings	15,573	28,744
Accumulated other comprehensive loss	(20,813)	(25,598)

Total shareholders' equity	44,180	50,330

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$433,830	$456,383

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2004	2003	2004	2003
NET SALES	$204,872	$186,160	$591,402	$540,190
COST OF SALES	170,279	156,717	487,932	450,920

Gross profit	34,593	29,443	103,470	89,270

OPERATING EXPENSES
Delivery	9,833	7,876	27,240	25,472
Selling	9,789	10,690	29,534	31,348
General and administrative	7,497	7,758	22,392	21,729

Total operating expenses	27,119	26,324	79,166	78,549

OTHER OPERATING INCOME
Gain (loss) on sales of property and equipment, net	5	(219)	(4)	(42)

Operating income from continuing operations	7,479	2,900	24,300	10,679
OTHER INCOME (EXPENSE):
Interest expense	(6,425)	(6,430)	(19,207)	(19,106)
Gain on sale of interest in joint venture	—	5,892	—	5,892
Other, net	(564)	(896)	(335)	(2,589)

	(6,989)	(1,434)	(19,542)	(15,803)

Income (loss) from continuing operations before provision for (benefit from) income taxes	490	1,466	4,758	(5,124)
PROVISION FOR INCOME TAXES	2,408	3,588	6,278	4,031

Loss from continuing operations	(1,918)	(2,122)	(1,520)	(9,155)

DISCONTINUED OPERATIONS:
Pre tax loss from operations	(746)	(198)	(1,195)	(1,175)
Loss from disposition	(8,886)	—	(8,886)	—
Income tax provision (benefit)	22	(287)	1,570	(695)

(Loss) income from discontinued operations	(9,654)	89	(11,651)	(480)

Net Loss	$(11,572)	$(2,033)	$(13,171)	$(9,635)

EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Loss from continuing operations	$(0.23)	$(0.26)	$(0.18)	$(1.14)
(Loss) income from discontinued operations	$(1.15)	$0.01	$(1.40)	$(0.06)
Total net loss per common share	$(1.38)	$(0.25)	$(1.59)	$(1.20)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2004	2003	2004	2003
Consolidated Statements of Other Comprehensive Income (Loss):
Net loss	$(11,572)	$(2,033)	$(13,171)	$(9,635)
Other comprehensive income (loss):
Write-off of accumulated foreign currency translation adjustments related to discontinued Spanish operation	3,625	—	3,625	—
Foreign currency translation adjustments	166	4,113	829	9,977
Unrealized gain (loss) on cash flow hedges	41	(173)	331	(186)

Comprehensive income (loss)	$(7,740)	$1,907	$(8,386)	$156

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,520)	$(9,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,238	23,287
Gain on sale of interest in joint venture	—	(5,892)
Loss on sale of property and equipment	4	42
Provision for losses on accounts receivable and inventory	941	3,138
Joint venture loss	—	1,038
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,735	3,451
Decrease (increase) in inventories	(9,057)	3,479
Decrease in other current assets	1,290	23
Decrease in deferred income taxes	7,797	1,869
Decrease in other assets	1,379	2,385
Decrease in accounts payable	(19,601)	(17,964)
Decrease in accrued expenses	(7,017)	(5,587)
Increase in other long-term liabilities	1,212	3,984

Net cash provided by operating activities	4,401	4,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,501)	(12,789)
Net proceeds from sale of interest in joint venture	—	7,472
Proceeds from sale of assets held for sale	5,709	—
Proceeds from the sale of property and equipment, net	32	1,723

Net cash used in investing activities	(5,760)	(3,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on long-term debt	12,356	15,089
Payments under capitalized lease obligations	(354)	(1,162)
Increase in restricted cash	(1,847)	—
Proceeds from issuance of common stock related to employee stock purchase plan	522	461

Net cash provided by financing activities	10,677	14,388

NET CASH USED IN DISCONTINUED OPERATIONS	(2,132)	(4,443)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(3,051)	(11,641)

NET INCREASE (DECREASE) IN CASH	4,135	(1,192)
CASH AT BEGINNING OF PERIOD	4,173	2,599

CASH AT END OF PERIOD	$8,308	$1,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,761	$22,849

Cash paid during the period for income taxes	$2,918	$1,695

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

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2004, the results of operations for the three and nine months ended July 31, 2004 and 2003 and cash flows for the nine months ended July 31, 2004 and 2003, have been made. The results of operations for the three and nine months ended July 31, 2004, are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts related to the Company's discontinued Spanish operations (see Note 11) have been reclassified to conform to the current period's presentation.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2003, filed with the U.S. Securities and Exchange Commission on February 12, 2004.

(2)    Earnings Per Share (EPS)

        Basic earnings per share ("EPS") is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation of basic EPS for the three months ended July 31, 2004 and 2003 was 8,383,692 and 8,146,958, respectively. The number of shares used in such computation for the nine months ended July 31, 2004 and 2003 was 8,303,705 and 8,028,488, respectively. Diluted EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method. Due to the net losses for the three and nine months ended July 31, 2004 and 2003, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive. At July 31, 2004 and 2003, the Company had 569,312 and 147,130 options outstanding, respectively, that could potentially dilute basic earnings per share in future periods that have net income.

(3)    Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	July 31, 2004	October 31, 2003
	(in thousands)
Raw materials	$27,492	$18,400
Finished goods	55,093	55,545
Supplies	2,586	2,788

	85,171	76,733
Less: Inventory reserve	2,830	3,809

Inventories, net	$82,341	$72,924

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 51% and 47% of total inventories at July 31, 2004 and October 31, 2003, respectively. Inventories would have been increased by $7.4 million and $4.0 million at July 31, 2004 and October 31, 2003, respectively, if the first-in first-out (FIFO) method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)    Other Income (Expense)

        For the three and nine months ended July 31, 2004 and 2003, other income (expense), net on the consolidated statements of operations consists of the following:

	For the three months ended July 31,		For the nine months ended July 31,
Income (expense)
	2004	2003	2004	2003
	(in thousands)
Foreign currency exchange losses	$(244)	$(446)	$(945)	$(1,805)
Joint venture loss, net	—	(645)	—	(1,038)
Interest income (expense) related to tax refund settlement	(314)	—	486	—
Other miscellaneous	(6)	195	124	254

Total	$(564)	$(896)	$(335)	$(2,589)

(5)    Segment and Geographic Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations (excluding the discontinued operations of the Spanish subsidiary) by geographical area, with United States and Canada stated separately, for the three and nine months ended July 31, 2004 and 2003, respectively, is as follows:

	North America
For the three months ended July 31, 2004				Asia/ Pacific
	United States	Canada	Europe		Total
	(in thousands)
Sales—external customers	$122,387	$12,258	$37,384	$32,843	$204,872
Intersegment sales	5,435	756	—	—	6,191
Operating income (loss) from continuing operations	9,014	673	(2,391)	183	7,479

	North America
For the three months ended July 31, 2003				Asia/ Pacific
	United States	Canada	Europe		Total
	(in thousands)
Sales—external customers	$100,573	$11,306	$42,278	$32,003	$186,160
Intersegment sales	4,634	1,141	363	—	6,138
Operating income (loss) from continuing operations	3,697	1,404	(2,854)	653	2,900

	North America
For the nine months ended July 31, 2004				Asia/ Pacific
	United States	Canada	Europe		Total
	(in thousands)
Sales—external customers	$348,704	$32,544	$110,034	$100,120	$591,402
Intersegment sales	13,766	2,519	31	—	16,316
Operating income (loss) from continuing operations	24,557	3,425	(4,830)	1,148	24,300

	North America
For the nine months ended July 31, 2003				Asia/ Pacific
	United States	Canada	Europe		Total
	(in thousands)
Sales—external customers	$300,389	$32,842	$119,979	$86,980	$540,190
Intersegment sales	14,416	3,180	545	—	18,141
Operating income (loss) from continuing operations	11,916	3,460	(6,585)	1,888	10,679

        Operating income includes all costs and expenses directly related to the geographical area.

(6)    Derivative Instruments

        The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce these risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. The Company primarily enters into forward exchange contracts with terms that mirror the existing short-term intercompany loans, which give rise to the foreign currency risk. In addition, the Company hedges foreign currency risk on third party commitments with a duration of one year or less. At the inception of the hedge, foreign currency risk derivatives are designated as cash flow hedges and appropriate documentation is prepared. On an on-going basis, the Company assesses hedge effectiveness for all designated hedges in order to determine that each derivative continues to be effective.

        Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in operations to offset the changes in the foreign currency component of the fair value of the assets or liabilities being hedged. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in shareholders' equity and is reclassified into operations when the hedged transaction affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations. The change in value of the portion of the cash flow derivative not designated as a hedge is recorded in operations.

        For the nine months period ended July 31, 2004 and 2003, the changes in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $331,000 and a loss of $186,000, respectively, which are included in accumulated other comprehensive income (loss).

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

(7)    Shareholders' Equity

        SFAS. No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"), provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decision with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 in the first quarter of fiscal 2003. Since we have not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

        The Company does not recognize compensation expense relating to employee stock options because options are only granted with an exercise price at least equal to the fair value of the Company's common stock on the effective date of the grant. If we had elected to recognize compensation expense using a fair value approach and, therefore, determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net loss and loss per share would have been as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2004	2003	2004	2003
	(in thousands)
Net loss, as reported	$(11,572)	$(2,033)	$(13,171)	$(9,635)
Add: Stock-based employee compensation expense included in net loss	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(140)	160	(433)	(320)

Pro forma net loss	$(11,712)	$(1,873)	$(13,604)	$(9,955)

Earnings per share:
Basic and diluted loss per share, as reported	$(1.38)	$(0.25)	$(1.59)	$(1.20)

Basic and diluted loss per share, pro forma	$(1.40)	$(0.23)	$(1.64)	$(1.24)

        The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	For the three months ended July 31,		For the nine months ended July 31,
	2004	2003	2004	2003
Risk-free interest rates	5.54%	5.59%	5.20%	5.61%
Expected lives in years	7.5	7.5	7.5	7.5
Expected volatility	55.88%	54.55%	56.07%	51.24%
Dividend rate	0%	0%	0%	0%

        The Company's 1995 Stock Option Plan expires on December 31, 2004. The Company's Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Plan will become effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (SARs), restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 2005 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market.

        During the nine months ended July 31, 2004 and 2003, the Company issued 154,036 and 234,470 shares, respectively, from treasury shares to fund the Company's 401(k) Savings and Employee Stock Ownership Plan contribution.

        The Company's 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") provides for an aggregate of 300,000 shares of common stock which have been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last trading day of each six-month offering period.

        During the nine months ended July 31, 2004 and 2003, 74,070 and 59,936 shares, respectively were purchased by employees pursuant to the 1995 Purchase Plan, which expires on June 30, 2005. The Company's Board of Directors adopted the AEP Industries Inc. 2005 Employee Stock Purchase Plan ("2005 Purchase Plan") and the Company's shareholders approved the 2005 Purchase Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Purchase Plan will become effective July 1, 2005 and will expire on June 30, 2015. The Company has reserved a maximum of 250,000 shares of the Company's common stock which will be made available for purchase by eligible employees, including employee directors and officers. The 2005 Purchase Plan will operate the same manner as the 1995 Purchase Plan, as outlined above.

(8)    Pension

        The Company has defined benefit plans at selected foreign locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service, as defined. The Company funds these plans in amounts actuarially determined or in accordance with the funding requirements of local law and regulations.

        The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2004	2003	2004	2003
	(in thousands)
Service Cost	$411	$442	$1,258	$1,250
Interest Cost	283	287	865	811
Expected return on plan assets	(244)	(250)	(747)	(707)
Employee contributions	(131)	(132)	(402)	(374)
Amortization of prior service cost	5	(65)	15	(184)
Amortization of net loss	13	12	39	34
Settlements	—	—	(223)	—
Curtailments	—	—	(286)	—

Net periodic benefit cost	$337	$294	$519	$830

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

        The provision for income taxes for the three months ended July 31, 2004 was $2.4 million on income before the provision of $0.5 million and the provision for income taxes the nine months ended July 31, 2004 was $6.3 million on income before the provision for income taxes of $4.8 million. In addition, the provision excludes approximately $1.6 million and $3.1 million of tax benefits for the three and nine months ended July 31, 2004 for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

        The provision for income taxes for the three months ended July 31, 2003 was $3.6 million on income before the provision for income taxes of $1.5 million and the provision for income taxes for the nine months ended July 31, 2003 was $4.0 million on the loss before the provision for income taxes of $5.1 million. The provision for incomes taxes reflects the provision for entities having taxable income and excludes benefits for those foreign entities with net losses in which the Company has determined that it is more likely than not that the current tax benefit will not be fully realized.

        During the second quarter of fiscal 2004, the examination by the Internal Revenue Service of the Company's United States income tax returns for fiscal years 1995 through 1998 were closed. In May 2004, the Company received a tax refund in the amount of $1.8 million plus accrued interest of $800,000 (subsequently reduced in the third quarter by $314,000 as a result of the final settlement with the Internal Revenue Service) the effects of which have been recognized in the accompanying consolidated financial statements.

(10)    Liquidation of Fabbrica Italiana Articoli Plastici SpA

        On September 22, 2003, the Board of Directors of the Company's Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA ("FIAP"), because of its continued losses.

        FIAP manufactured flexible packaging, primarily thin PCV film for twist wrapping and general over wrap. The Company does not believe the activities of FIAP represent a separate major line or component of its business or separate class of customers as production and sale of similar products are done in other AEP European facilities. The Company's other facilities are expected to continue to produce and supply some of FIAP's customers. As a result, the Company has not recorded the losses associated with the shut down as a discontinued operation and has included the losses in operating expenses in its consolidated statement of operations.

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

Amounts in thousands	Balance at October 31, 2003	Payments	Other	Balance at July 31, 2004
Employee termination benefits	$1,095	$(1,200)	$105	$—
Agent contracts	725	(517)	35	243
Customer claims	580	—	21	601
Other	348	(176)	(25)	147

Total Reserves	$2,748	$(1,893)	$136	$991

        Management used its best estimates in establishing the asset impairment charges, allowances, writedowns and reserves recorded as a result of the voluntary liquidation of FIAP. The Company has estimated the net realizable value of accounts receivable based on an analysis of collections made subsequent to October 31, 2003, as well as an assessment of the collectibility of the remaining customer balances for which payment has not been received. The write-down of inventories was determined based on an analysis of sales made subsequent to October 31, 2003, and estimates regarding the net realizable value of inventory remaining to be sold. The Company estimated the net realizable value of machinery and equipment based on sales made subsequent to October 31, 2003, and an estimate of the net realizable value of machinery and equipment remaining to be sold based on third party offers received to date.

        Employee termination benefits related to the severance of 163 employees in the Italian manufacturing facility were determined based on negotiations with the local Italian union. The agreement with the Italian union was comprised of three items: compliance with the Italian government requiring a social plan payout of approximately $977,000, which was paid in September and October of 2003; an exit bonus for each Italian employee negotiated between the Company and the union totaling $1,040,000, which was paid in September and October of 2003; and payment to the termination accrued indemnity fund, a statutorily determined amount in which the Company had accrued monthly and is not reflected in the table above. The accrued amount at September 22, 2003 was approximately $2.7 million. Of this amount, $0.6 million of this amount was paid in October 2003 and the remaining balance of $2.1 million was paid in fiscal 2004. Additionally, as part of the shutdown of the FIAP facility in Italy, the Company has closed it FIAP sales office located in Meudon, France. All five employees have been terminated. The severance package, as required by statutory law, is $1,095,000. $654,000 was paid during the first quarter 2004 and $546,000 was paid during the second quarter of fiscal 2004. There is no remaining liability for employee termination benefits after July 31, 2004.

        The reserve for agent contracts was determined by settled amounts between the Company and the agents after October 31, 2003. Final payments will be made during fourth quarter of fiscal 2004.

        Certain customers have asserted legal claims against the Company for disruption of their business due to the shutdown of FIAP. Estimates of the costs to settle these cases are approximately $601,000.

        Other costs relate to other litigation claims made against the Company and represent the Company's best estimate on settlement.

        The Company did not record a tax benefit for the above charges or for the pre-tax losses of FIAP, as management believes it is more likely than not that the Company's tax losses will expire unused and as a result, a valuation allowance for the tax benefit has been made.

        The following information summarizes the results of operations of FIAP, excluding the above charges, included in the consolidated statements of operations:

(in thousands)	For the three months ended July 31, 2004	For the three months ended July 31, 2003	For the nine months ended July 31, 2004	For the nine months ended July 31, 2004
Net sales	$5	$7,185	$1,959	$19,818
Gross profit (loss)	(141)	991	(208)	935
(Loss) from operations	(408)	(583)	(1,423)	(3,374)
Net loss	$(433)	$(962)	$(1,330)	$(3,793)

        Expenses during the third quarter 2004 were greater than expected due to additional costs incurred, in compliance with Italian law, regarding the analysis and unanticipated removal of printing inks and chemicals, deemed hazardous. The Company expects to incur additional expenses during the remainder of fiscal 2004 related to the shutdown of FIAP. These expenses relate to the salaries of contracted people who will assist in the shutdown of the facility, utilities, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimates that at July 31, 2004 these costs will be approximately $0.5 million. The Company also expects to sell the land and building of FIAP owned by its holding company for approximately $5.3 million which approximates its book value, which is recorded in assets held for sale in the consolidated balance sheets. Further, in accordance with SFAS No. 52, Foreign Currency Translation, the Company expects to charge operations for the accumulated translation adjustment component of FIAP's equity when the liquidation is substantially complete. At July 31, 2004, the FIAP accumulated translation loss included in accumulated other comprehensive loss was approximately $8.8 million.

(11)    Discontinued Operations

        In July 2004, the Company's management committed to a plan to dispose of its Spanish subsidiary, a component of the Company's European region, due to its continued losses. In addition, on July 26, 2004, the Company placed its Spanish subsidiary in a Suspension of Payments status under Spanish law. The Spanish subsidiary manufactures a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary is being accounted for as a discontinued operation and, accordingly, it assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations. The estimated loss on disposal includes the write-down of machinery and equipment of $5.3 million to its estimated net realizable value less cost to sell; depreciation of machinery and equipment has ceased. It is probable that sale of the Spanish operations will occur within the next twelve months. The Company has not recorded a liability for employee termination costs, lease termination costs and any claims that may arise because management believes that potential buyers will retain these liabilities.

        Prior to the decision to dispose of the Spanish subsidiary, it had an accumulated foreign currency translation loss of $3.6 million, which was carried as a reduction of consolidated shareholders' equity. In accordance with SFAS No. 52, Foreign Currency Translation, this amount has been charged to loss from disposition and, an equal and offsetting amount is reported in accumulated other comprehensive loss.

        Condensed financial information related to the discontinued operations of the Spanish subsidiary is as follows:

(in thousands)	For the three months ended July 31, 2004	For the three months ended July 31, 2003	For the nine months ended July 31, 2004	For the nine months ended July 31, 2003
Net sales	$3,820	$3,970	$12,169	$10,718
Gross profit	317	595	1,087	1,197
(Loss) from Spanish operations	(720)	(173)	(1,150)	(1,036)
Net income (loss)	(768)	89	(2,765)	(480)

        Asset and liabilities to be disposed of are comprised of the following at July 31, 2004:

(in thousands) Assets:
Cash	$864
Accounts receivable	3,940
Inventories	1,619
Machinery and equipment	1,000
Other Assets	586

Total Assets	$8,009

Liabilities:
Bank borrowings	$1,176
Accounts payable	3,617
Accrued expenses	2,552

Total Liabilities	$7,345

(12)    Commitments and Contingencies

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. We currently have manufacturing operations located in seven countries in North America, Europe and the Asia/Pacific region. We manufacture plastic films, principally from resins blended with other raw materials. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

        Resin costs average between 60% and 70% of the cost of goods sold. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have been reflected over a period of time in the sales prices of the products on a penny for penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit. While we experienced some pricing relief during the second half of fiscal 2003, the frequent increases in resin prices during our first and second quarters of fiscal 2003, resulted in customer resistance and competitive pressure, and we were not able to pass all of these increases to our customers effectively during the fiscal year ended October 31, 2003. This adversely affected our revenue, gross profit and earnings in fiscal 2003. Resin pricing increased 11% and 8% during the third quarter and the first nine months of fiscal 2004, respectively, in North America and at a much higher rate in our European and Asia/Pacific regions. In North America, we were able to pass through the current and previous period resin increases in the first nine months of fiscal 2004; however resin increases in the European and Asia/Pacific markets were not all passed through during the three and nine months ended July 31, 2004 due to the competitive market place. We anticipate a price increase in resin worldwide during the fourth quarter of fiscal 2004. There can be no assurance that we will be able to pass on resin price increases on a penny for penny basis in the future.

Results of Continuing Operations

Three Months Ended July 31, 2004, as Compared to Three Months Ended July 31, 2003

Net Sales and Gross Profit

        Net sales for the three months ended July 31, 2004, increased by $18.7 million, or 10.1%, to $204.9 million from $186.2 million for the three months ended July 31, 2003. The increase in net sales included $4.9 million of positive impact of foreign exchange and $13.8 million from the increased sales volume offset by a slight decrease in per unit selling prices. Net sales in North America increased $22.8 million to $134.7 million in the third quarter of fiscal 2004 from $111.9 million in the same period in the prior fiscal year. The increase was primarily due to a 16.2% increase in sales volume along with a 3.3% increase in per unit average selling prices. The third quarter of 2004 also included $0.4 million of positive impact of foreign exchange relating to our Canadian operations. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which we were able to pass through to our customers in the current period. Net sales in Europe decreased $4.9 million to $37.4 million for the three months ended July 31, 2004, from $42.3 million for the three months ended July 31, 2003. This decrease was a result of the continuing general economic pressures of the region which was affected by continuing strength of the Euro and its ongoing negative impact on the operation's large export business and the competitive marketplace. These conditions reduced per unit selling prices and sales volume by 13.4% and 3.5%, respectively. This resulted in a reduction in net sales of $6.9 million, which was offset by the positive impact of foreign exchange of $2.0 million for the period. Net sales in Asia/Pacific increased $0.8 million to $32.8 million for the three months ended July 31, 2004, from $32.0 million for the same period in fiscal 2003, primarily due to the positive impact of foreign exchange of $2.5 million offset by decreases of 3.2% in per unit selling prices and 2.0% in sales volume due to the competitive marketplace.

        Gross profit for the three months ended July 31, 2004, was $34.6 million compared to $29.4 million for the three months ended July 31, 2003. This increase of $5.2 million in gross profit resulted from increased sales volume, primarily in North America offset by a slight decrease in per unit selling prices. Gross profit in North America increased $6.0 million, or 27.9%, to $27.6 million for the quarter ended July 31, 2004, which resulted primarily from our ability to increase customer per unit selling prices during the period to recover higher raw material costs, primarily resin, which we were not able to pass through in fiscal 2003, and at the same time increased third quarter of fiscal 2004 sales volume by 16.2% versus the same period in the prior fiscal year. This increased volume helped reduce per unit manufacturing costs. Gross profit in Europe decreased $0.7 million, or 17.9% to $3.0 million for the three months ended July 31, 2004, from $3.7 million for the three months ended July 31, 2003. This decrease was primarily due to the continuing general economic pressures of the region, which decreased sales volume by 3.5% and lowered per unit selling prices by 13.4%. The reduction in volume had an adverse effect on per unit manufacturing cost for the quarter. This decrease was offset by $0.1 million of the positive effect of foreign exchange. Asia/Pacific gross profit for the three months ended July 31, 2004, decreased to $4.0 million from $4.2 million for the like period in the prior fiscal year. Gross profit decreased by $0.5 million due to reduced sales volume and average per unit selling prices offset by $0.3 million of the positive impact of foreign exchange.

Operating expenses

        Operating expenses for the three months ended July 31, 2004 increased $0.8 million to $27.1 million from the comparable period in the prior fiscal year. The operating expenses increased $2.5 million including $0.6 million of negative impact of foreign exchange offset by decreases of $1.7 million resulting from the closedown of our FIAP and United Kingdom operations during fiscal 2003. Delivery expenses for the third quarter of fiscal 2004 were $9.8 million versus $7.9 million in the prior year. After giving effect to the negative foreign exchange impact of $0.2 million, delivery expenses increased by $1.8 million from the prior year as a result of the 16.2% increase in North America sales volume in addition to slightly higher worldwide third party delivery costs caused by fuel cost increases in the third quarter of fiscal 2004. Selling expenses decreased by $0.9 million to $9.8 million from $10.7 million in the same period in the prior fiscal year. This decrease can be primarily attributed to $0.8 million resulting from the closedown of our FIAP and United Kingdom operations and net reductions in other selling expenses of $0.3 million, which were offset by the negative impact of foreign exchange of $0.2 million. General and administrative expenses for the three months ended July 31, 2004, decreased by $0.3 million to $7.5 million from $7.8 million in the same period in the prior fiscal year. The closedown of our FIAP and United Kingdom operations decreased general and administrative expenses by $0.6 million and was offset by the negative foreign exchange impact on general and administrative expenses of $0.3 million for the period.

Other Operating Income (Expense)

        Other operating income (expense) for the three months ended July 31, 2004 amounted to $5,000 in income versus $219,000 in expense when compared to the same period in the prior fiscal, which were the result of net gains (losses) on sales of property and equipment during the period in both fiscal years..

Interest Expense

        Interest expense for the three months ended July 31, 2004 and 2003, was $6.4 million for both periods. The third quarter fiscal 2004 interest expense includes $55,000 of negative impact of foreign exchange offset by decreases of $60,000 in interest expense, which resulted from slightly higher average interest rates paid during the current period, and by lower average debt outstanding for the three months ended July 31, 2004, as compared to the three months ended July 31, 2003.

Other Income (Expense)

        Other income (expense) for the three months ended July 31, 2004, amounted to a $564,000 in expense, a decrease of $332,000 in expense from $896,000 in expense in the comparable prior year period. This amount included $314,000 of reduced interest income that was received from the Internal Revenue Service and subsequently adjusted during the current period as a result of receiving a revised analysis of amounts due to the Company from the Internal Revenue Service. During the current period, we realized $244,000 of foreign currency transaction losses versus losses of $446,000 during the same period in the prior fiscal year due to the number of our hedge contracts settled in each period. We also recorded a loss on our investment in our joint venture of $645,000 in the prior year. On May 14, 2003, we sold our 50.1% ownership of Rapak Asia Pacific Limited ("Rapak") to our joint venture partner, DS Smith (UK) Limited. Other miscellaneous expense amounted to $6,000 for the current fiscal quarter versus income of $195,000 in the prior fiscal period.

Provision (Benefit) for Income Taxes

        The provision for income taxes for the three months ended July 31, 2004, was $2.4 million on income before the provision for income taxes of $0.5 million. The current provision for income taxes for the three months ended July 31, 2004, includes $0.8 million of net tax relating to entities that have taxable income and valuation allowances of $1.6 million relating to certain foreign entities with current period net losses in which we have has determined previously that it is more likely than not that the current tax benefit will not be fully utilized. The provision for income taxes for the three months ended July 31, 2003, was $3.6 million on the income before the provision for income taxes of $1.5 million. The provision for incomes taxes reflects the provision for entities having taxable income and excludes benefits for those foreign entities with net losses in which we have determined that it is more likely than not that the current tax benefit will not be fully utilized.

Discontinued Operations

        In July 2004, we approved a plan to dispose of our Spanish subsidiary, a component of our European region, through a sale due to its continued losses. In addition, on July 26, 2004 we placed our Spanish subsidiary in a Suspension of Payments status under Spanish law. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary is being accounted for as a discontinued operation. The loss from discontinued operations for the three months ended July 31, 2004, of $9.7 million includes net losses of the Spanish subsidiary of $0.8 million and $8.9 million in impairment charges at July 31, 2004 relating to write-down of machinery and equipment to fair value less cost to sell of $5.3 million and the write off of accumulated translation adjustments of $3.6 million. We believe that it is probable that the sale of the Spanish operations will occur within the next twelve months. We have not recorded liabilities for employee termination costs, lease termination costs or any claims that may arise because we have assumed that potential buyers will retain all of the liabilities of the subsidiary. The income from discontinued operations for the three months ended July 31, 2003 was $0.1 million, which included $0.3 million of net operating loss tax benefits.

        .

Results of Continuing Operations

Nine Months Ended July 31, 2004, as Compared to Nine Months Ended July 31, 2003

Net Sales and Gross Profit

        Net sales for the nine months ended July 31, 2004, increased by $51.2 million, or 9.5%, to $591.4 million from $540.2 million for the nine months ended July 31, 2003. The increase in net sales included $31.9 million of positive impact of foreign exchange, in addition to a $4.2 million from the higher per unit selling prices and $15.1 million from increased sales volume. Net sales in North America increased $48.0 million to $381.2 million in the first nine months of fiscal 2004 from $333.2 million in the same period in the prior fiscal year. The increase was primarily due to a 6.6% increase in per unit selling prices along with an increase of 6.43% in sales volume. The first nine months of fiscal 2004 also included $3.1 million of positive impact of foreign exchange relating to our Canadian operations. The increase in per unit selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were not entirely passed through to customers during fiscal 2003; however we were able to pass through such increased costs during the first nine months of fiscal 2004 along with current period increases. Net sales in Europe decreased $9.9 million to $110.0 million for the nine months ended July 31, 2004, from $119.9 million for the nine months ended July 31, 2003. This decrease was a result of the continuing general economic pressures of the region which was affected by continuing strength of the Euro and its ongoing negative impact on the operations large export business and the overall competitive marketplace. These conditions reduced per unit selling prices and sales volume by 11.1% and 8.4%, respectively. This resulted in a reduction in net sales of $22.2 million, which was offset by the positive impact of foreign exchange of $12.3 million for the period. Net sales in Asia/Pacific increased $13.1 million to $100.1 million for the nine months ended July 31, 2004, from $87.0 million for the same period in fiscal 2003, primarily due to the positive impact of foreign exchange of $16.6 million offset by a 1.3% decrease in per unit pricing and a 2.7% decrease in sales volume.

        Gross profit for the nine months ended July 31, 2004, was $103.5 million compared to $89.3 million for the nine months ended July 31, 2003. This increase of $14.2 million in gross profit was a result of the positive impact of foreign exchange of $3.9 million and increased per unit selling prices, primarily in North America, which improved worldwide gross profit by $10.3 million. Gross profit in North America increased $14.3 million, or 21.8%, to $80.1 million for the nine months ended July 31, 2004, which includes positive impact of foreign exchange of approximately $0.7 million. This overall increase was primarily due to our ability to increase customer per unit selling prices during the current nine month period to recover current and prior periods higher raw material costs, primarily resin, which we were not able to pass through in fiscal 2003 and the increased the sales volume by 6.4% versus the same period in the prior fiscal year. Gross profit in Europe decreased $1.3 million, or 10.4%, to $11.1 million for the nine months ended July 31, 2004, from $12.4 million for the nine months ended July 31, 2003. This decrease was primarily due to the continuing general economic pressures of the region, which decreased sales volume by 8.4%, and lowered per unit selling prices by 11.1%, which reduced gross profit by $2.5 million. The reduction in volume had an adverse effect on per unit manufacturing cost for the period. This decrease was offset by $1.2 million of positive impact of foreign exchange. Asia/Pacific gross profit for the nine months ended July 31, 2004, increased $1.2 million to $12.3 million from $11.1 million for the like period in the prior fiscal year. This increase was primarily the result of the positive impact of foreign exchange of $2.0 million offset by the competitive market which lowered sales volume by 2.7% for the period.

Operating expenses

        Operating expenses for the nine months ended July 31, 2004, were $79.2 million, an increase of $0.6 million, or 0.8%, from $78.6 million for the nine months ended July 31, 2003. The first nine months of fiscal 2004 operating expenses includes $4.0 million of negative impact of foreign exchange and other increases of $0.9 million. These increases were offset by $4.3 million in savings which resulted from the closedown of our FIAP and United Kingdom operations during fiscal 2003. Delivery expenses for the first nine months of fiscal 2004 were $27.2 million versus $25.5 million in the prior year period. After giving effect to the negative foreign exchange impact of $1.0 million, delivery expenses increased by $0.8 million from the prior year as a result of the 6.4% increase in sales volume in North America offset by lower worldwide third party delivery costs. Selling expenses decreased by $1.8 million to $29.5 million from $31.3 million in the same period in the prior fiscal year. This decrease is primarily attributed to $1.9 million resulting from the closedown of our FIAP and United Kingdom operations and net reductions in selling expenses of $1.2 million, which resulted from lower salaries and related payroll costs due to reduced head count and lower commissions paid due to reduction in sales volume in our foreign operations. These reductions were offset by the negative impact of foreign exchange of $1.3 million. General and administrative expenses for the nine months ended July 31, 2004, increased by $0.7 million to $22.4 million from $21.7 million in the same period in the prior fiscal year. This increase was primarily due to negative foreign exchange impact of $1.7 million and increases in professional and consulting fees of $0.7 million for the period, offset by the decrease of $1.7 million in general and administrative expenses resulting from the closedown of our FIAP and United Kingdom operations.

Other Operating Income (Expense)

        Other operating expense for the nine months ended July 31, 2004 and 2003 amounted to $4,000 and $42,000, respectively, in expense resulting from net losses from sales of property and equipment during both periods.

Interest Expense

        Interest expense for the nine months ended July 31, 2004, was $19.2 million versus $19.1 million for the same period in fiscal 2003. The first nine months of fiscal 2004 interest expense includes $302,000 of negative impact of foreign exchange offset by decreases of $201,000 in interest expense, which was a result of lower average debt outstanding for the nine months ended July 31, 2004, as compared to the nine months ended July 31, 2003.

Gain on Sale of Joint Venture

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

Other Income (Expense)

        Other income (expense) for the nine months ended July 31, 2004, amounted to a $335,000 in expense, a decrease of $2.3 million in expense from $2.6 million in expense in the comparable prior year period. This amount included $486,000 of interest income received in May 2004 from the Internal Revenue Service based on calculations on our prior period's tax refund claims. During the current period, we realized $945,000 of foreign currency transaction losses versus losses of $1.8 million during the same period in the prior fiscal year due to the number of our hedge contracts settled in each period. We also recorded a loss on our investment in our joint venture of $1.0 million in the prior year. On May 14, 2003, we sold our 50.1% ownership of Rapak Asia Pacific Limited ("Rapak") to our joint venture partner, DS Smith (UK) Limited. Other miscellaneous income amounted to $124,000 for the nine months ended July 31, 2004 versus $254,000 in the prior fiscal period.

Provision (Benefit) for Income Taxes

        The provision for income taxes for the nine months ended July 31, 2004, was $6.3 million on income before the provision for income taxes of $4.8 million. The current provision for income taxes for the nine months ended July 31, 2004, includes $3.2 million of net tax relating to entities that have taxable income and valuation allowances of $3.1 million relating to certain foreign entities with current period net losses for which we have has determined that it is more likely than not that the current tax benefit will not be fully utilized. The provision for income taxes for the nine months ended July 31, 2003, was $4.0 million on the loss before the provision for income taxes of $5.1 million. The provision for incomes taxes reflects the provision for entities having taxable income and excludes benefits for those foreign entities with net losses for which we have determined that it is more likely than not that the current tax benefit will not be fully utilized.

Discontinued Operations

        In July 2004, we approved a plan to dispose of our Spanish subsidiary, a component of our European region, through a sale due to its continued losses. In addition, on July 26, 2004 we placed our Spanish subsidiary in a Suspension of Payments status under Spanish law. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary is being accounted for as a discontinued operation. The loss from discontinued operations for the nine months ended July 31, 2004 of $11.7 million includes pre tax losses of the Spanish subsidiary of $1.2 million for the period, impairment charges relating to write-down of machinery and equipment to fair value less cost to sell at July 31, 2004 of $5.3 million, the write off of accumulated translation adjustments of $3.6 million and an $1.6 million valuation allowance on deferred tax assets arising from net operating loss carryforwards of the Spanish subsidiary since we previously determined during the first six months of fiscal 2004 that it would not be fully utilized. We believe that it is probable that the sale of the Spanish operations will occur within the next twelve months. We have not recorded liabilities for employee termination costs, lease termination costs or any claims that may arise because we have assumed that potential buyers will retain all of the liabilities of the subsidiary. The net loss from discontinued operations for the nine months ended July 31, 2003 was $0.5 million, which included $0.7 million of net operating loss tax benefits.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $76.2 million at July 31, 2004, compared to $51.9 million at October 31, 2003. This $24.3 million increase in working capital was primarily the result of an $18.7 million reduction in accounts payable due to our current policy of accelerating payments to our major suppliers in order to take advantage of certain discounts being offered. In order to accelerate payments to our vendors we borrowed funds under the Congress Financial Corporation facility, which increased long-term debt by $20.0 million. The weakening of the United States dollar during the nine months ended July 31, 2004, increased translated working capital balances of our foreign subsidiaries by $0.6 million. The remaining increases and decreases in components of our net working capital reflect the normal operating activity for the period.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. This credit facility was a three year agreement with our option to extend for two additional years. We exercised one of the options in August 2004, thereby extending the agreement until November 19, 2005, and retained the other option. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If the loan's Excess Availability, as defined, is less than $20.0 million, we must meet certain minimum financial covenants and activate a lock-box whereby daily cash collections would automatically pay down the credit facility. In addition, whenever the lock-box is activated, we are required to classify our debt outstanding from Congress Financial Corporation as a current liability, which may have a material negative impact on our working capital. If the loan's Excess Availability is less than $10.0 million, we are subject to further restrictions including limitations on inter-company funding. During the first nine months of fiscal 2004 the Excess Availability under this credit facility ranged from $31.6 million to $58.0 million. Our Excess Availability under this facility was $49.7 million at July 31, 2004. We currently project that our Excess Availability under this facility will exceed $20.0 million throughout the remainder of fiscal 2004 and through July 31, 2005, at a minimum, based upon budgeted financial statements and budgeted cash requirements. Interest payable under this facility is based upon Excess Availability levels or certain leverage ratios at a margin of prime rate plus .25% to 1.0% for overnight borrowings and LIBOR plus a range of 2.25% to 3.00% for term loans up to one year. As of July 31, 2004, there was $27.9 million outstanding at a weighted average rate of 4.50% under this credit facility. This credit facility expires in November 2006 and is expected to be refinanced at that time.

        In November 1997, we completed an offering of $200.0 million in aggregate principal amount of 9.875% Senior Subordinated Debentures due November 15, 2007 ("Debentures"). The issue price was 99.224% resulting in an effective yield of 10%. The Debentures contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of the covenants of the Debentures at July 31, 2004. In November 2003, we announced that from time to time and as permitted by our various loan agreements, we may repurchase up to $25.0 million of our 9.875% Senior Subordinated Debentures. We have made no repurchases during the nine months ended July 31, 2004.

        We maintain various credit facilities at our foreign subsidiaries. At July 31, 2004, the aggregate amount outstanding under such facilities was $31.1 million, of which $31.1 million is secured by various assets of the foreign subsidiaries, which may include accounts receivable, inventories and machinery and equipment. The carrying amount of the collateral at July 31, 2004, was $99.5 million. There was $7.9 million additional availability under these facilities at July 31, 2004. We guarantee certain of the debt of our foreign subsidiaries through corporate guarantees aggregating approximately $7.8 million at July 31, 2004. There are no existing events of default that would require us to satisfy these guarantees. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        On July 28, 2004, AEP Industries Packaging Espana SA, filed for Suspension of Payments status under Spanish law, which was prompted by a demand for repayment by one of the Spanish subsidiary's lending banks. A payment was remitted to the bank in July 2004 of $1.1 million by the Company to satisfy this demand. The Suspension of Payments status under Spanish law allows the debtor to defer current payments to its creditors, which the parties will negotiate the final payment balances. As a result of the continued losses of the Spanish subsidiary, the Company's management approved a plan to dispose of its Spanish subsidiary through a sale to a third party in July 2004. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary is being accounted for as a discontinued operation. We believe that it is probable that sale of the Spanish operations will occur within the next twelve months. As a result, we have not recorded a liability for employee termination costs, lease termination costs and any claims that may arise as a result of the disposal.

        During fiscal 2003, the we entered into two capital leases totaling $4.0 million related to manufacturing equipment. The current portion of these leases is contained in accrued liabilities and the long-term portion of $2.5 million is contained in other long-term liabilities. These capital leases will be paid in full by fiscal 2009.

        Our cash and cash equivalents were $8.3 million at July 31, 2004, as compared to $4.2 million at October 31, 2003. Net cash provided by operating activities from continuing operations during the nine months ended July 31, 2004, was $4.4 million, primarily due to depreciation and amortization of $23.2 million, decreases in net accounts receivable of $6.4 million, in other current assets of $1.3 million, in deferred income taxes of $7.8 million and in other assets of $1.4 million and an increase in long term liabilities of $1.2 million. These funding activities were offset by a net loss for the period of $1.5 million, increases in net inventories of $8.8 million and reductions in accounts payable and accrued expenses of $26.6 million. In each period, the net changes in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the nine months ended July 31, 2004, was $5.8 million, resulting primarily by investments in capital expenditures of $11.5 million. This was offset from sales of property and equipment and proceeds from assets held for sale (FIAP) of $5.7 million.

        Net cash provided by financing activities during the nine months ended July 31, 2004, was $10.7 million, reflecting net borrowings of $12.4 million under available credit facilities and proceeds from stock issuances of $0.5 million offset by an increase in restricted cash of $1.8 million resulting from the sale-leaseback of equipment in Belgium and payments made under capital lease agreements of $0.4 million.

        Net cash used in our discontinued operation during the nine months ended July 31, 2004 was $2.1 million, resulting primarily from its net loss.

        Our aggregate commitments under our Loan Agreement, Senior Subordinated Debentures, foreign borrowings, capital leases and noncancelable operating lease agreements as of July 31, 2004, are as follows:

For the fiscal years ending October 31,	Borrowings	Capital Leases	Operating Leases	Total Commitment
	(amounts in thousands)
2004 (balance of fiscal 2004)	$22,494	$186	$2,512	$25,192
2005	2,654	745	9,079	12,478
2006	2,662	745	6,661	10,068
2007(1)	230,059	745	4,273	235,077
2008	751	744	2,340	3,835
Thereafter	2,510	62	5,312	7,884

Total	$261,130	$3,227	$30,177	$294,534

(1)
We expect to refinance our Senior Subordinated Debentures and our revolving credit facility during fiscal year 2007.

  We have estimated that for the remainder of fiscal 2004, we will use approximately $0.5 million of cash in the FIAP shutdown for the payment of salaries of contracted individuals, who will assist in the shutdown of the facility, utilities, liquidator costs, legal fees, accounting fees and any additional costs that may arise.

  We know of no current or pending demands or commitments that will materially affect our liquidity.

        We believe that our cash on hand at July 31, 2004, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under the current credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. At July 31, 2004, we had an aggregate of approximately $57.6 million available under these credit facilities.

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

        The realizability of our deferred tax assets is primarily dependent on the future taxable income of the entity to which the deferred tax asset relates. Management assesses the likelihood that such deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Should the future taxable income of such entities be materially different from management's estimates an additional valuation allowance may be necessary in future periods. Such amounts, if necessary, could be material to our results of operations and financial position, as they were in fiscal 2003. Management has provided additional valuation allowances in the first nine months of fiscal 2004 of $3.1 million for certain foreign operations because management has determined that it is more likely than not that the current tax benefit will not be fully utilized.

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

        We have used our best estimates in establishing the asset impairment charges, provisions, writedowns and reserves recorded as a result of the voluntary liquidation of FIAP. We estimated the net realizable value of FIAP's accounts receivable based on an analysis of collections made through July 31, 2004, as well as regarding the collectibility of the remaining customer balances for which payment has not yet been received. Inventories were reviewed at July 31, 2004, and it was determined that no additional reserves were necessary. We estimated the net realizable value of machinery and equipment based on sales made through July 31, 2004, and an estimate of the net realizable value of machinery and equipment, land and building remaining to be sold based on third party offers received by us to date. Employee termination benefits were determined based on negotiation with the local Italian union. The agreement with the union was comprised of three items: compliance with the Italian government required social plan, exit bonuses for each employee negotiated between us and the union, and payment of the accrued termination indemnity fund, a statutorily determined amount which we had accrued monthly. Additionally, as part of the shutdown of the FIAP facility in Italy, we closed our FIAP sales office located in Meudon, France. All five employees have been terminated. The severance package was determined by statutory law and has been paid during the first nine months of fiscal 2004. The write-downs, provisions and reserves relating to the liquidation of FIAP were based upon the Company's best estimates given the information available at the filing date of our Form 10-Q for the nine months ended July 31, 2004. Actual realizable values or payments to be made may be different from such estimates, and such differences will be recognized as incurred or as better information is received.

        In July 2004, we approved a plan to sell of our Spanish subsidiary, a component of our European region, due to its continued losses. In addition, on July 26, 2004, when we placed our Spanish subsidiary in a Suspension of Payments status under Spanish law. We expect the sale of the Spanish operations to be completed within the next twelve months. The Spanish subsidiary manufactures a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary is being accounted for as a discontinued operation and, accordingly, it assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The estimated loss on disposal includes the write-down of machinery and equipment and write off of accumulated translation adjustments. Since it is probable that sale of the Spanish operations will occur within the next twelve months, the Company has not recorded a liability for employee termination costs, lease termination costs and any claims that may arise as a result of the disposal.

        As required by SFAS No. 142, we perform an annual assessment as to whether there was an indication that goodwill is impaired. We performed our annual impairment analysis under SFAS 142 on September 30, 2003 based on a comparison of our market capitalization to our book value at that date. We also performed a supplemental estimate of the fair value of our company using comparable industry multiples of cash flows compared to our book value. Our policy is that impairment of goodwill will have occurred if the market capitalization of our company were to remain below book value for a period of more than six months or the estimated value of our company based on cash flow multiples is below book value. Should the carrying value of our company exceed its fair value for other than temporary period of time, the amount of any resulting goodwill impairment may be material to our financial position and results of operations. We concluded that goodwill was not impaired at September 30, 2003. In July 2004, we decided to dispose of our Spanish subsidiary, which was deemed a trigging event under SFAS No. 142 and as such, we tested the carrying value of goodwill for impairment at July 31, 2004 using the methods discussed above. We concluded that goodwill was not impaired at July 31, 2004. We plan to continue to perform our annual impairment test at September 30 in each fiscal year and continue to review our financial position quarterly for other triggering events as described in SFAS No. 142.

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward-Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, amount of Excess Availability under our credit facility, our FIAP liquidation estimates and reserves, our ability to continue to maintain sales and profits of our operations, our ability to stay in compliance with our debt covenants, and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings or liquidity for, the year ending October 31, 2004, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

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

  Interest Rates

        We may use interest rate swaps, collars and options to manage our exposure to fluctuations in interest rates. At July 31, 2004, we were not a party to any interest rate swaps, collars or options.

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2004, the carrying value of our total debt was $261.1 million of which approximately $202.1 million was fixed rate debt. At July 31, 2004, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $208.8 million.

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

        At July 31, 2004, we had foreign exchange forward contracts outstanding with a notional contract amount of $31.4 million, all of which have a maturity of less than one year. As of July 31, 2004 the net fair value of derivative financial instruments designated as cash flow hedges by us was a gain of $0.4 million, which is included in other current assets.

        Our foreign subsidiaries had third party outstanding debt of approximately $31.1 million at July 31, 2004. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this allows us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

Item 4. Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2004 (the "Evaluation Date"), pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of July 31, 2004, our disclosure controls and procedures were effective.

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
Current Reports on Form 8-K:
  (1)
  The Company filed a Form 8-K, dated June 14, 2004.
  The item reported was:
  Item 12.    Results of Operations and Financial Condition.
  Press release reporting the Company's fiscal 2004 second quarter and six months results of operations.

  (2)
  The Company filed a Form 8-K, dated June 15, 2004.
  The item reported was:
  Item 10.    Amendments to the Company's Code of Ethics, or wavier of a provision of the Code of Ethics.
  Amended and Restated Code of Conduct filed.

  (3)
  The Company filed a Form 8-K, dated June 28, 2004.
  The item reported was:
  Item 5. Other Events and Required FD Disclosure.
  On June 28, 2004, William F. Stoll Jr., an independent director of the Company resigned from the Board of Directors.

  (4)
  The Company filed a Form 8-K, dated July 28, 2004.
  The item reported was:
  Item 5. Other Events and Required FD Disclosure.
  On July 28, 2004, The Company issued a press release reporting that its Spanish subsidiary, AEP Industries Packaging Espana SA, has filed for Suspension of
  Payments status under Spanish law.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.
Dated: September 14, 2004	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: September 14, 2004	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial Officer and Director

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