Form 10-K
period 2004-10-31
AEP INDUSTRIES INC
filed 2005-01-31
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission file number 0-14550

AEP INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1916107 (I.R.S. Employer Identification Number)
125 Phillips Avenue, South Hackensack, New Jersey (Address of principal executive offices)	07606-1546 (Zip code)

Registrant's telephone number, including area code: (201) 641-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	—

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirement for the past 90 days.    Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).     Yes ☐    No ☒

        The aggregate market value of the shares of the voting and non-voting stock held by nonaffiliates of the Registrant was approximately $55,932,942 based upon the closing price of the common stock, which was $11.94 on April 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter.

        The number of shares of the Registrant's common stock outstanding as of January 21, 2005, was 8,436,775.

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

        Proxy Statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on April 12, 2005—Part III, except as specifically excluded in the Proxy Statement.

PART I

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward-Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for the year ending October 31, 2005, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this report.

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

ITEM 1.    BUSINESS

General

        AEP Industries Inc. ("AEP") is a leading worldwide manufacturer of plastic packaging films. We manufacture both commodity films, which are made to general specifications, and specialty films, which are made to customer specifications. The films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries. Our manufacturing operations are located in eight countries in North America, Europe and the Asia/Pacific Region.

Recent Developments

        In December 2004, we engaged a global investment banker to explore strategic alternatives to our Australasian flexible packaging businesses including a sale, which may be in the best interests of these businesses as well as the parent company. We entered the Australasian market in 1996 through the purchase of Borden Global Packaging and through further investment and acquisition has grown the businesses to the number two market position in Australasia.

Fiscal 2004 Developments

        In July 2004, our management approved a plan to dispose of our Spanish subsidiary, a component of our European segment, because of its continued losses. We actively commenced marketing the sale of our Spanish subsidiary to interested parties in July 2004 and on July 26, 2004, placed the Spanish subsidiary in a Suspension of Payments status under Spanish law. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary has been accounted for as a discontinued operation and, accordingly, its assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all fiscal years presented. After failed attempts to sell the Spanish operations, management placed the operation in liquidation on September 30, 2004 and initiated the process of selling the assets and settling the liabilities of the subsidiary. The net loss from discontinued operations for the year ended October 31, 2004 was $17.1 million. This loss includes a loss from Spanish operations of $5.7 million, including employee termination costs of $3.3 million and a reserve for lease termination of $0.9 million and losses from disposition of $9.9 million comprised of the write-down of machinery and equipment of $5.3 million to its estimated net realizable value less costs to sell, and the realization of $4.6 million of accumulated foreign currency translation losses, which, in accordance with SFAS No. 52, Foreign Currency Translation, have been included in the determination of the loss from disposition and an equal and offsetting amount is reported in accumulated other comprehensive loss.

        In July 2004, Kohlberg, Kravis Roberts & Co.("KKR") sold its 100% interest in Borden Holdings, Inc., now known as Borden Holdings, LLC ("Borden") to Apollo Management, L.P. ("Apollo") and the directors of our company serving by reason of designation by Borden when owned by KKR resigned from our Board of Directors, and Apollo designated Matthew Constantino, Eric L. Press, Robert V. Seminara and Jordan C. Zaken as persons designated by Borden to serve on our Board, pursuant to the Governance Agreement between our company and Borden described elsewhere in this report. They were then duly elected as directors.

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

        The following table summarizes our product lines:

Product	Location	Material	Uses
polyvinyl chloride wrap	North America, Europe, Asia/Pacific	polyvinyl chloride	meat and food wrap, freezer wrap and institutional films
custom films	United States, Europe, Asia/Pacific	polyethylene, polypropylene	drum, box, carton, and pail liners; bags for furniture and mattresses; films to cover high value products; barrier films; cheese films and freezer grade bundle film
stretch (pallet) wrap	North America, Europe	polyethylene	pallet wrap

printed and converted films	Europe, Asia/Pacific	primarily polyethylene	printed, laminated and/or converted films providing flexible packaging to consumer markets
other products and specialty films	North America, Europe, Asia/Pacific	various thermoplastics	manufactured items used in packaging

        We currently have manufacturing operations located in eight countries. We divide our operations geographically into three principal regions, North America, Europe and Asia/Pacific. During fiscal 2004, North America, Europe and Asia/Pacific represented approximately 65%, 18% and 17%, respectively, of our net sales.

North American Operations

Resinite (polyvinyl chloride)

        We manufacture polyvinyl chloride food wrap for the supermarket, consumer, institutional and industrial markets in North America, offering a broad range of products with approximately 65 different formulations. These stretch and shrink PVC films are used for packaging of fresh red meats, poultry, fish, fruits, vegetables and bakery products. We also provide PVC films for windowing, blister packaging and aseptic shrink bundling film in the industrial marketplace.

        Our Resinite facility also manufactures dispenser (ZipSafe® cutter) boxes containing polyvinyl chloride food wrap for sale to consumers and institutions, including restaurants, schools, hospitals and penitentiaries. Our most popular institutional polyvinyl chloride food wrap is marketed under several private labels and under our own Seal Wrap® name. A substantial portion of the sales of this product is to large paper and food distributors, with the rest sold directly to supermarket chains.

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

        We believe that the strength of our custom film operations lies in our variety of product applications, high quality control standards, well-trained and knowledgeable sales force and commitment to customer service. Our sales force has expertise in packaging systems, provides technical support to our distribution network and focuses on product knowledge and customer relations.

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

Stretch Wrap

        We manufacture a family of high performance stretch wrap for wrapping and securing palletized products for shipping. We also market a wide variety of stretch wrap designed for commodity and specialty uses. In fiscal 2004, 2003 and 2002, we sold approximately 88%, 90% and 86%, respectively, of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis. Since the industry still is experiencing overcapacity in the marketplace, we have rationalized our sales force, consolidated our distribution activities and reformulated certain stretch products to help us realize some cost reductions.

Performance Films

        We manufacture a full range of co-extruded polyolefin films, and custom designed monolayer films designed specifically to service the flexible packaging market. These films are capable of being printed and laminated by third party flexible packaging converters and are used in the food, pharmaceutical, medical businesses and in a variety of other flexible packaging end users.

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

European Flexibles

        Our European Flexibles division manufactures flexible packaging and converted films used in the food processing and pharmaceutical industries, including freezer film, processed cheese innerwrap and tamper-evident seals. European Flexibles also manufactures and sells polyethylene-based stretch wrap for wrapping and securing pallet loads. European Flexibles sells 66% of its stretch wrap to distributors, and 34% directly to end-users.

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

        We manufacture polyvinyl chloride food wrap worldwide, in North America at one facility in Griffin, Georgia and at two regionally selected facilities in Canada, at one Resinite plant in Europe strategically located in France, and in Australia and in New Zealand. We also manufacture unplasticized polyvinyl chloride films at our Griffin, Georgia facility.

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

        We manufacture flexible packaging and converted films in Europe at facilities strategically located in Holland and Belgium. We also manufacture custom films and converted films at our facilities in Australia and New Zealand.

Production

        In the film manufacturing process, resins with various properties are blended with chemicals and other additives to achieve a wide range of specified product characteristics, such as color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. The gauges of our products range from less than one mil (.001 inches) to more than 10 mils. Our extrusion equipment can produce printed products and film up to 40 feet wide. The blending of various kinds of resin combined with chemical and color additives is computer controlled to avoid waste and to maximize product consistency. The blended mixture is melted by a combination of applied heat and friction under pressure and is then mechanically mixed. The mixture is then forced through a die, at which point it is expanded into a flat sheet or a vertical tubular column of film and cooled. Several mixtures can be forced through separate layers of a co-extrusion die to produce a multi-layered film (co-extrusion), each layer having specific and distinct characteristics. The cooled film can then be shipped to a customer or can be further processed and then shipped.

        Generally, our manufacturing plants operate 24 hours a day, seven days a week, except for plants located in areas where hours of operation are limited by law, local custom or in cases when 24 hour operations are not economically advantageous.

        We have regularly upgraded or replaced older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, which included the construction of new manufacturing, warehouse and sales facilities, the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. We have shifted production among our plants to improve efficiency and cost savings by closing facilities and consolidating operations, and are upgrading and replacing equipment at certain of these facilities in order to increase production capacity and enhance efficiency. We will continue to upgrade or replace equipment, as we deem appropriate, to improve our efficiencies and quality and at the same time expand our product mix. In fiscal 2004, we installed two ten-color printing presses, one each in Australia and New Zealand and we ordered a new cast stretch line for our North Carolina facility, a stretch hooder line for our Pennsylvania facility and a new UPVC line for our Georgia facility. We expect final installations to be completed in fiscal 2005.

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

Raw Materials

        We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. Most of our purchases of resin in fiscal 2004 were from 25 major international resin suppliers, none of which accounted for more than 23% of our requirements. We believe that the loss of any resin supplier would not have a materially adverse effect on us.

        The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers. Since resin costs typically fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins. The cost of resin, depending on the product line, averaged between 55% and 74% of the cost of goods during fiscal 2004. Resin pricing increased by 19.6% during fiscal 2004 in North America and at a much higher rate in European and Asia/Pacific regions. In North America, we were able to pass through the current and previous periods, resin increases in fiscal 2004; however resin increases in the European and Asia/Pacific markets were not all passed through in fiscal 2004 due to customer resistance and competitive pressure. This adversely affected our revenue, gross profit and earnings of our international businesses. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future.

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

        In fiscal 2004, 2003 and 2002 approximately 67%, 66% and 68%, respectively, of our sales in North America were directly to distributors with the balance representing sales to end-users. We serve approximately 6,000 customers worldwide, none of which accounts for more than 3% of our net sales.

        Sales and marketing efforts in Europe and in the Asia/Pacific region are made primarily by our sales force to end-users, although distributors are used in cases where the distributor/converter adds value to the product. Sales offices are usually assigned to each of our plants.

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

Research and Development

        We have a research and development department with a staff of approximately 16 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2004 and 2003, we focused a significant portion of our research and development efforts on co-extruded high barrier products, one sided cling films, premium and hooder stretch film products, UPVC and shrink PVC products, and bundle film products.

        Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2004, 2003 and 2002, we spent approximately $1.7 million, $1.8 million and $1.5 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

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

Employees

        At October 31, 2004, we had 2,734 employees worldwide, including officers and administrative personnel. In North America, we have three collective bargaining agreements covering 289 employees. These agreements expire in March 2007 and in February and March 2005. Further, we have 17 collective bargaining agreements at our international facilities, covering substantially all of the hourly employees at these facilities. As is common in many foreign jurisdictions, substantially all of our employees in these foreign jurisdictions are also covered by countrywide collective bargaining agreements. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could effect our financial position, results of operations or liquidity.

Management

        At January 28, 2005, our directors and executive officers are as follows:

Name	Age	Position
J. Brendan Barba	64	Chairman of the Board of Directors, President and CEO
Paul M. Feeney	62	Executive Vice President, Finance and CFO and Director
John J. Powers	40	Executive Vice President, Sales and Marketing
David J. Cron	50	Executive Vice President, Manufacturing
Edgar Reich	62	Executive Vice President, International Operations
Paul C. Vegliante	39	Executive Vice President, Operations
Lawrence R. Noll	56	Vice President and Controller
James B. Rafferty	52	Vice President and Treasurer
Jack P. Adler	51	Vice President, General Counsel and Secretary
Kenneth Avia	62	Director
Matthew Constantino	31	Director
Richard E. Davis	62	Director
Paul E. Gelbard	74	Director
Eric L. Press	38	Director
Robert V. Seminara	33	Director
Lee C. Stewart	56	Director
Jordan C. Zaken.	29	Director

        In accordance with our Governance Agreement with Borden, Inc., now known as Borden Holdings, LLC ("Borden"), Messrs. Constantino, Press, Seminara, and Zaken are directors designated by Borden, Messrs. Barba, Feeney, Avia, Davis and Gelbard are directors designated by Management, and Mr. Stewart is jointly designated by Management and Borden.

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

        Jack P. Adler has been employed by our company since December 2003. He was elected Vice President and General Counsel and Secretary in January 2004. Prior thereto, Mr. Adler was Chief Legal Counsel of AlphaNet Solutions, Inc. (an information technology and network services firm) from 1999 to 2003.

        Kenneth Avia has served as a director of our company since 1980. Mr. Avia has been the managing principal of Avia Consulting Group LLC since February 2002. Prior thereto, Mr. Avia was Executive Vice President of First Data Merchant Services (a global electric payment services firm) from 1993 to January 2002 and served as Divisional Vice President of Automatic Data Processing, Inc. (a global independent computing services firm) from 1984 to 1993.

        Matthew Constantino has served as a director of our company since July 2004. Mr. Constantino has been a principal of Apollo Management, L. P. (a private equity fund) ("Apollo") since 2002. Prior thereto, he was a student at the Wharton School of the University of Pennsylvania from 2000 to 2002 and an associate at ZS Fund (a private equity fund) from 1997 to 2000. He is currently a member of the board of directors of Resolution Specialty Materials, Inc. (a chemical supplier for coatings, composites, graphic arts and textile industries) and Young Patrons Society of Lincoln Center for the Performing Arts.

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

        Eric L. Press has served as a director of our company since July 2004. Mr. Press has been a partner of Apollo from 1998 and was an associate of Wachtell, Lipton, Rosen & Katz (attorneys) from 1992 to 1998. He is currently a member of the board of directors of Quality Distribution, Inc (a public warehousing and distribution services company) and Quality Distribution, LLC.

        Robert V. Seminara has served as a director of our company since July 2004. Mr. Seminara has been a partner of Apollo since 2003. He was a managing director of Evercore Partners (a private equity group) from 1996 to 2003. He is currently a member of the board of directors of Borden Chemical, Inc. (a chemicals and consumer adhesive company), a subsidiary of Borden.

        Lee C. Stewart has served as a director of our company since December 1996. Mr. Stewart has been a financial consultant since March 2001. He has been an investment banker with Daniel Stewart and Company since May 2001, Executive Vice President and CFO of Foamex International, Inc. (a manufacturer of polyurethane products) from March 2001 to May 2001. Prior thereto, he was a Vice President of Union Carbide Corporation (a manufacturer of petrochemicals) from January 1996 to March 2001. He was previously an investment banker with Bear Stearns & Co. Inc. for more than nine years prior thereto. He is currently a member of the board of directors of Marsulex Inc. (a Toronto exchange company, providing outsourced environmental compliance services) and of P.H. Glatfelter Company, (a global manufacturer of specialty papers and engineering products) and a member of the Advisory Board of Daniel Stewart & Company.

        Jordan C. Zaken, Jr.    has served as a director of our company since July 2004. Mr. Zaken has been a principal of Apollo since 1999. Prior thereto he was an analyst with Goldman, Sachs & Co. from 1997 to 1999.

Governance Agreement

        In connection with the Borden packaging acquisition, we entered into a Governance Agreement with Borden, dated as of June 20, 1996, with respect to certain matters relating to the corporate governance of our company. The Governance Agreement provides that our Board of Directors shall initially consist of ten members. Borden is entitled to designate four persons to serve on the Board, subject to reduction in the event that Borden's stockholdings are reduced below 25% of the outstanding common stock of our company, and to participate in the selection of one independent director so long as Borden's stockholdings remain at 10%. Apollo Management L.P. is the indirect owner of Borden.

        The Governance Agreement also provides that Borden will have certain rights to designate directors to serve on specified committees of the Board of Directors, that the approval of a number of directors that represent at least 66 2/3% of the total number of directors will be required on certain specific Board actions, and that as long as Borden owns 25% or more of our outstanding shares, a Borden-designated director must be part of the 66 2/3% majority. The Governance Agreement also provides Borden with preemptive rights to purchase additional shares (with certain specified exceptions) in order to maintain its percentage ownership of our outstanding shares so long as Borden holds at least 20% of our outstanding shares.

ITEM 2.    PROPERTIES

        Our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

        We own all of our manufacturing facilities except for certain facilities in Australia, New Zealand and Italy. Sales offices are usually located at our plants.

        We are in the process of selling the land and building at our Turate, Italy, manufacturing site because of the liquidation of our FIAP operations, and we anticipate that the sale will be completed in fiscal 2005. The land and building are included in assets held for sale in our Consolidated Balance Sheets at October 31, 2004.

        We have closed our operations in Alicante, Spain, and are in the process of negotiating the termination of our operating lease with the owner of the land and building.

        The following chart sets forth the manufacturing facilities operated by the Company:

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

        We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs. However, we are in the process of increasing capacity and automating some manufacturing operations and relocating and consolidating some manufacturing operations in Asia/Pacific.

        In the aggregate, we currently use approximately 2.7 million square feet of manufacturing, office and warehouse space. Usually we assign sales offices to each of our plants. As of October 31, 2004, our manufacturing facilities had a combined average annual production capacity exceeding one billion pounds.

ITEM 3.    LEGAL PROCEEDINGS

        In February 2004, our New Zealand subsidiary was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. We have referred these complaints to the insurance carriers that we believe are responsible to defend and indemnify our New Zealand subsidiary for the alleged liability. The insurance carriers have agreed to defend the actions subject to reservations of rights. We also believe we may be entitled to indemnification under various agreements. Based on developments to date, we believe that the outcome of these actions will not have a material adverse effect on our results of operations, financial position or liquidity.

        In addition, the Company and its subsidiaries are subject to claims and lawsuits which arise in the ordinary course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is quoted on The Nasdaq National Market under the symbol "AEPI." The high and low closing prices for our Common Stock, as reported by The Nasdaq Stock Market, Inc., for the two fiscal years ended October 31, 2003 and 2004, respectively, are as follows:

	Price Range
Fiscal Year and Period
	High	Low
2003
First quarter (November–January)	$15.50	$6.70
Second quarter (February–April)	9.15	5.31
Third quarter (May–July)	7.99	6.02
Fourth quarter (August–October)	9.00	7.48
2004
First quarter (November–January)	$11.10	$7.05
Second quarter (February–April)	12.47	10.54
Third quarter (May–July)	11.76	10.24
Fourth quarter (August–October)	11.30	9.93

        On January 21, 2005, the closing price for a share of our Common Stock, as reported by Nasdaq, was $18.75.

        On January 21, 2005, our Common Stock was held by approximately 1,700 stockholders of record or through nominee or street name accounts with brokers.

        No dividends have been paid to stockholders since December 1995. The payments of future dividends are restricted and subject to a number of covenants under our Loan and Security Agreement and under the Indenture pursuant to which our 9.875% Senior Subordinated Notes were issued.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended October 31,
	2004	2003	2002	2001(2)	2000(2)
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$810,982	$745,012	$649,116	$629,763	$689,392
Gross profit	142,897	128,237	120,423	120,451	118,748

Operating income from continuing operations(1)	38,411	11,246	19,116	27,345	18,916
Interest expense	(25,604)	(25,414)	(25,115)	(28,087)	(31,739)
Gain (loss) on sale of joint venture	—	5,948	—	(6,515)	—
Gain on sale of interest in subsidiary	—	—	6,824	—	—
Other (expense) income, net	(412)	(3,549)	(1,652)	854	2,903

Income (loss) from continuing operations before tax provision (benefit)	12,395	(11,769)	(827)	(6,403)	(9,920)
Provision (benefit) for income taxes	12,803	13,275	1,108	(2,114)	(3,515)

Loss from continuing operations	(408)	(25,044)	(1,935)	(4,289)	(6,405)
(Loss) income from discontinued operations	(17,125)	(474)	166	(75)	2,356

Net loss	$(17,533)	$(25,518)	$(1,769)	$(4,364)	$(4,049)

Basic net (loss) income per share:
Basic loss from continuing operations	$(0.05)	$(3.10)	$(0.25)	$(0.56)	$(0.85)

Basic (loss) income from discontinued operations	$(2.06)	$(0.06)	$0.02	$(0.01)	$0.31

Basic net (loss) income	$(2.11)	$(3.16)	$(0.23)	$(0.57)	$(0.54)

Diluted net (loss) income per share:
Diluted loss from continuing operations	$(0.05)	$(3.10)	$(0.25)	$(0.56)	$(0.85)

Diluted (loss) income from discontinued operations	$(2.06)	$(0.06)	$0.02	$(0.01)	$0.31

Diluted net (loss) income	$(2.11)	$(3.16)	$(0.23)	$(0.57)	$(0.54)

Balance Sheet Data:
Total assets	$452,123	$457,325	$469,048	$435,833	$471,690
Total debt (including current portion)	262,302	248,202	252,603	244,636	281,182
Shareholders' equity	48,359	50,330	61,644	59,897	52,830

(1)
Operating income from continuing operations for the years ended October 31, 2004 and 2003 is net of FIAP shutdown costs (reversal) of $(2.0) million and $13.3 million, respectively.

(2)
On November 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles". Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but tested annually for impairment or whenever there is an impairment indicator. In addition, all goodwill must was assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

The
following table sets forth the net loss and earnings per common share computations for the years ended October 31, 2001 and 2000, respectively, as if SFAS No. 142 was adopted as of November 1, 1999:

	For the Year Ended October 31, 2001
	As Reported	Add Back: Goodwill Amortization, Net of Tax	As Adjusted
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
(Loss) income from continuing operations	$(4,289)	$873	$(3,416)
Income from discontinued operations	(75)	—	(75)

Net (loss) income	$(4,364)	$873	$(3,491)

Denominator
Weighted average common shares outstanding-basic and diluted	7,717,028	—	7,717,028

Basic and Diluted (loss) income from continuing operations per common share	$(0.56)	$0.11	$(0.44)

Basic and Diluted income from discontinued operations per common share	$(0.01)	$0.00	$(0.01)

Basic and Diluted (loss) income per common share	$(0.57)	$0.11	$(0.45)

	For the Year Ended October 31, 2000
	As Reported	Add Back: Goodwill Amortization, Net of Tax	As Adjusted
	(In thousands, except share and per share data)
Basic and Diluted EPS:
Numerator
(Loss) income from continuing operations	$(6,405)	$988	$(5,417)
Income from discontinued operations	2,356	—	2,356

Net (loss) income	$(4,049)	$988	$(3,061)

Denominator
Weighted average common shares outstanding-basic and diluted	7,493,685	—	7,493,685

Basic and Diluted (loss) income from continuing operations per common share	$(0.85)	$0.13	$(0.72)

Basic and Diluted income from discontinued operations per common share	$0.31	$0.00	$0.31

Basic and Diluted (loss) income per common share	(0.54)	$0.13	$(0.41)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. We currently have manufacturing operations located in eight countries in North America, Europe and the Asia/Pacific region. We manufacture plastic films, principally from resins blended with other raw materials. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

        Resin costs, depending on the product line, average between 55% and 74% of the cost of goods sold. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit. While we experienced some pricing relief during the second half of fiscal 2003, the frequent increases in resin prices during our first and second quarters of fiscal 2003, resulted in customer resistance and competitive pressure, and we were not able to pass all of these increases to our customers effectively during the fiscal year ended October 31, 2003. This adversely affected our revenue, gross profit and earnings in fiscal 2003. Resin pricing increased 19.6% during fiscal 2004 in North America and at a much higher rate in our European and Asia/Pacific regions. In North America, we were able to pass through the current and previous periods resin increases in fiscal 2004; however resin increases in the European and Asia/Pacific markets were not all passed through in fiscal 2004 due to the competitive market place. During the first quarter of fiscal 2005, we had a 9.8% increase in per pound resin costs and we anticipate future price increases in resin worldwide for the balance of fiscal 2005. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future.

Results of Continuing Operations

Year Ended October 31, 2004, as Compared to Year Ended October 31, 2003

Net Sales and Gross Profit

        Net sales for the year ended October 31, 2004, increased by $66.0 million, or 8.9%, to $811.0 million from $745.0 million for the year ended October 31, 2003. The increase in net sales included $39.8 million of positive impact of foreign exchange, in addition to $14.1 million from higher per unit selling prices and $12.1 million from increased sales volume. Net sales in North America increased $64.7 million, which included $3.9 million of positive impact of foreign exchange relating to our Canadian operations, to $526.8 million in fiscal 2004 from $462.1 million the prior fiscal year. The increase was primarily due to a 7.8% increase in per unit selling prices along with an increase of 5.0% in sales volume. The increase in per unit selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were not entirely passed through to customers during fiscal 2003; but we were able to pass through such increased costs during fiscal 2004 along with current year increases. Net sales in Europe decreased $12.5 million to $148.0 million for the year ended October 31, 2004, from $160.5 million for the year ended October 31, 2003. This decrease was a result of the continuing general economic pressures of the region which was affected by continuing strength of the Euro and its ongoing negative impact on the operations export business and the overall competitive marketplace. These conditions reduced per unit selling prices and sales volume by 9.2% and 9.4%, respectively. This resulted in a reduction in net sales of $28.4 million, which was offset, in part, by the positive impact of foreign exchange of $15.9 million for the fiscal year ended October 31, 2004. Net sales in Asia/Pacific increased $13.8 million to $136.2 million for the year ended October 31, 2004, from $122.4 million for the year ended October 31, 2003, primarily due to the positive impact of foreign exchange of $20.0 million offset, in part, by a 2.0% decrease in per unit prices and a 3.1% decrease in sales volume, which reduced net sales by $6.2 million.

        Gross profit for the year ended October 31, 2004, was $142.9 million compared to $128.2 million for the prior fiscal year. This increase of $14.7 million in gross profit was a result of the positive impact of foreign exchange of $5.2 million and increased per unit selling prices and sales volume, primarily in North America, which improved worldwide gross profit by $9.5 million. Gross profit in North America increased $15.1 million, or 15.9%, to $110.2 million for the year ended October 31, 2004, which includes positive impact of foreign exchange of approximately $0.9 million. The North American increase was primarily due to our ability to increase customer per unit selling prices by 7.8% during the current fiscal year, which enabled us to recover current and the prior periods higher raw material costs, primarily resin, which we were not able to pass through in fiscal 2003 and the increased sales volume of 5.0% versus the same period in the prior fiscal year. Gross profit in Europe decreased $1.9 million, or 11.3%, to $15.2 million for the year ended October 31, 2004, from $17.1 million for the year ended October 31, 2003. The decrease in Europe was primarily due to the continuing general economic pressures of the region, which decreased sales volume by 9.4%, and lowered per unit selling prices by 11.3%, which reduced gross profit by $3.6 million. The reduction in volume, which was specifically effected by the strengthing of the Euro, had an adverse effect on per unit manufacturing cost for the year. This decrease was offset by $1.7 million of positive impact of foreign exchange. Asia/Pacific gross profit for fiscal 2004 increased $0.9 million to $17.5 million from $16.6 million for the prior fiscal year. This increase was primarily the result of the positive impact of foreign exchange of $2.6 million offset by lower per unit margins and a reduction of 3.1% in sales volume, which reduced gross profit by $1.7 million. This decrease in gross profit was the result of the region's competitive market place.

Operating expenses

        Operating expenses for the year ended October 31, 2004, were $104.5 million, a decrease of $16.0 million, or 13.3%, from $120.5 million for the year ended October 31, 2003. This reduction in operating expenses resulted from the close-down of our FIAP and United Kingdom operations during fiscal 2003, which reduced operating expenses by $9.7 million and shut-down costs of $11.2 million related to these operations. These decreases were offset by $4.4 million of negative impact of foreign exchange and other net increases of $0.5 million. Delivery expenses for fiscal 2004 were $37.7 million versus $35.5 million in the prior year. After giving effect to the negative foreign exchange impact of $1.2 million and the reduction in delivery expense from the closedown of our FIAP and United Kingdom operations of $0.8 million, delivery expenses increased by $1.8 million from the prior year as a result of the 5.8% increase in sales volume in United States offset by lower worldwide third party delivery costs. Selling expenses decreased by $2.5 million to $39.8 million for fiscal 2004 from $42.3 million in fiscal 2003. This decrease is primarily attributed to $2.6 million resulting from the closedown of our FIAP and United Kingdom operations and net reductions in selling expenses of $1.5 million, which resulted from lower salaries and related payroll costs due to reduced head count and lower commissions paid due to reduction in sales volume in our foreign operations. These reductions were offset by the negative impact of foreign exchange of $1.6 million. General and administrative expenses for the year ended October 31, 2004, decreased by $4.5 million to $27.5 million from $32.0 million for the year ended October 31, 2003. This decrease was primarily due to the decrease of $6.2 million in general and administrative expenses resulting from the closedown of our FIAP and United Kingdom operations offset by negative foreign exchange impact of $1.6 million.

Other Operating Income (Expense)

        Other operating income for the year ended October 31, 2004, amounted to $17,000, which resulted from net gains from sales of machinery and equipment. Other operating income for the year ended October 31, 2003, amounted to a $3.5 million in income for the period, which included the gain on sale of our United Kingdom land of $3.7 million offset by $117,000 in losses on sales of machinery and equipment during the year.

Interest Expense

        Interest expense for the year ended October 31, 2004, was $25.6 million versus $25.4 million for fiscal 2003. The fiscal 2004 interest expense includes $374,000 of negative impact of foreign exchange offset by decreases of $184,000 in interest expense, which was a result of lower average debt outstanding offset by slightly higher interest rates for the year ended October 31, 2004 as compared to the prior year.

Gain on Sale of Joint Venture

        On May 14, 2003, we sold our 50.1 percent ownership of Rapak Asia Pacific Limited ("Rapak") to our joint venture partner, DS Smith (UK) Limited and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, our share of Rapak losses amounted to approximately $1.0 million, which reduced the investment value to $1.6 million and produced a gain on the sale of $5.9 million.

Other Income (Expense)

        Other income (expense) for year ended October 31, 2004, amounted to $412,000 in expense, a decrease of $3.1 million in expense from $3.5 million in expense in the comparable prior year period. The fiscal 2004 amount is net of $486,000 of interest income received in May 2004 from the Internal Revenue Service based on calculations on our prior period's tax refund claims. During fiscal 2004, we realized $1.2 million of foreign currency transaction losses versus losses of $2.5 million during the prior fiscal year. We also recorded a loss on our investment in our joint venture of $1.0 million in the prior year. Other miscellaneous income amounted to $277,000 for the year ended October 31, 2004 versus $4,000 in the prior fiscal period.

Provision (Benefit) for Income Taxes

        The provision for income taxes for the year ended October 31, 2004, was $12.8 million on income before the provision for income taxes of $12.4 million. The fiscal 2004 provision for income taxes includes an $8.2 million increase in valuation allowances relating to certain foreign deferred tax assets for net operating loss carryforwards in which we determined that it is more likely than not that the carryforwards will not be fully utilized. The provision for income taxes for the year ended October 31, 2003 was $13.3 million on a loss before the provision for income taxes of $11.8 million. The fiscal 2003 provision for income taxes includes a $15.1 million increase in valuation allowances relating to certain foreign deferred tax assets for net operating loss carryforwards in which we determined that it is more likely than not that the carryforwards will not be fully utilized. See Note No. 11 to the Consolidated Financial Statements for the reconciliation of the provision for income taxes to the benefit that would be computed for statutory purposes.

Discontinued Operations

        In July 2004, our management approved a plan to dispose of our Spanish subsidiary, a component of our European segment, because of its continued losses. We actively commenced marketing the sale of our Spanish subsidiary to interested parties in July 2004. On July 26, 2004, AEP Industries Packaging Espana SA, filed for Suspension of Payments status under Spanish law, which was prompted by a demand for repayment by one of the Spanish subsidiary's lending banks. A payment was remitted to the bank in July 2004 of $1.1 million by the U.S. operations to satisfy this demand. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary has been accounted for as a discontinued operation and, accordingly, its assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all fiscal years presented. After failed attempts to sell the Spanish operations, management placed the operation in liquidation on September 30, 2004 and initiated the process of selling the assets and settling the liabilities of the Spanish subsidiary. The loss from discontinued operations for the year ended October 31, 2004 was $17.1 million. This loss includes $5.7 million from operations, including employee termination costs of $3.3 million and a charge for lease termination of $0.9 million and losses from disposition of $9.9 million comprised of the write-down of machinery and equipment of $5.3 million to its estimated net realizable value less costs to sell, and the recognition of $4.6 million of accumulated foreign currency translation losses. The loss from discontinued operations also includes a valuation allowance of $1.6 million on deferred tax assets arising from net operating loss carryforwards of the Spanish subsidiary, we previously determined in fiscal 2004 would not be fully utilized.

Year Ended October 31, 2003, as Compared to Year Ended October 31, 2002

Net Sales and Gross Profit

        Net sales for the year ended October 31, 2003, increased by $95.9 million, or 14.8%, to $745.0 million from $649.1 million for the year ended October 31, 2002. The increase in net sales included $48.3 million of positive impact of foreign exchange and other increases comprised primarily of price increases attributable to higher raw material costs (primarily resin) which were partially passed on to customers of $47.6 million or 7.3% for the 2003 fiscal year. Net sales in North America increased to $462.1 million during fiscal 2003 from $408.7 million during fiscal 2002, primarily due to a 12.9% increase in per unit average selling prices combined with a less that 1% increase in sales volume. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were not entirely passed through to customers during fiscal 2003. Net sales in Europe increased $19.0 million to $160.5 million for fiscal 2003 from $141.5 million for fiscal 2002, primarily due to the positive impact of foreign exchange of $25.0 million, which was partially offset by $5.7 million due to lower per unit selling prices primarily as a result of the continuing general economic pressures of the region and the competitive marketplace. Net sales in Asia/Pacific increased $23.5 million to $122.4 million during fiscal 2003 from $98.9 million for fiscal 2002, primarily due to the positive impact of foreign exchange of $19.6 million, which increased average selling prices. A change in product mix also had a positive impact on pricing, which increased per unit average selling price.

        Gross profit for the year ended October 31, 2003, was $128.2 million compared to $120.4 million for the year ended October 31, 2002. This increase of $7.8 million in gross profit was primarily a result of the positive impact of foreign exchange of $6.2 million, higher gross profit realized in North American and Asia/Pacific of $6.5 million offset by lower gross profit margin in Europe of $4.9 million. Gross profit in North America increased $3.7 million, or 4.1%, to $95.1 million for the year ended October 31, 2003, as a result of the positive impact of foreign exchange of approximately $800,000 and being able to pass through to customers higher raw material costs, primarily resin, during the third and fourth quarter of fiscal 2003, which we were not able to pass through in fiscal 2002, and a 4.2% increase in fourth quarter volume. Gross profit in Europe decreased $2.0 million, or 10.5% to $17.2 million for fiscal 2003 from $19.2 million for the year ended October 31, 2002. This decrease, without the positive effect of foreign exchange of $2.7 million, would have been $4.9 million for the period. This decrease was primary due to the continuing general economic pressures of the region, the competitive marketplace and the inability to pass through all resin cost increases during the period. This decrease also included $300,000 of restructuring charges relating to the final phase of our shutdown of the United Kingdom facilities and a $232,000 inventory write-down associated with the liquidation of FIAP (see Note No. 20 to our Consolidated Financial Statements). Asia/Pacific gross profit for the year ended October 31, 2003, increased to $16.3 million from $10.0 million for the prior fiscal year. This increase was a result of the positive impact of foreign exchange of $2.7 million and change in sales mix to higher gross margin products and overall manufacturing efficiencies that were completed during the fiscal year.

Operating Expenses

        Operating expenses for the year ended October 31, 2003 were $120.5 million, an increase of $19.2 million, or 18.9%, from $101.3 million for the prior fiscal year. The fiscal 2003 operating expenses include $10.7 million of shut down costs and $2.4 of accounts receivable write-downs pertaining to the voluntarily liquidation of FIAP (see Note No. 20 to our consolidated financial statements) and also includes $6.9 million of negative impact of foreign exchange, partially offset by other decreases of $240,000, or 0.2%, for fiscal 2003. Delivery expenses for fiscal 2003 were $35.5 million versus $34.9 million in the prior year. After giving effect to the negative foreign exchange impact of $1.5 million, delivery expenses decreased by $0.9 million from the prior year as a result of lower worldwide third party delivery costs. Selling expenses increased by $2.3 million to $42.3 million from $40.0 million in the same period in the prior fiscal year. This increase can be primarily attributed to the negative impact of foreign exchange of $2.3 million. Total foreign selling expenses decreased by $954,000, which offset increased selling expenses in North America relating to commissions, general insurance, and healthcare costs of $919,000. General and administrative expenses in fiscal 2003, including $2.4 of accounts receivable write-downs pertaining to the voluntarily liquidation of FIAP, increased by $5.6 million to $32.0 million from $26.4 million in the same period in the prior fiscal year. This general increase of $3.2 million was primarily due to a negative foreign exchange impact of $3.1 million on overall foreign general and administrative expenses. The balance of the increases is attributable to increase in the cost of general insurance, healthcare and third party consulting fees.

Other Operating Income (Expense)

        Other operating income (expense) for the year ended October 31, 2003, amounted to a $3.5 million in income for the period, which included gains on sale of our United Kingdom land sale of $3.7 million offset by $116,000 in losses on sales of machinery and equipment during the period.

Interest Expense, Net

        Interest expense, net for the year ended October 31, 2003, was $25.4 million compared to $25.1 million for the year ended October 31, 2002. This slight increase in interest expense resulted from higher average debt outstanding during fiscal 2003 versus fiscal 2002, partially offset by lower average interest rates paid in fiscal 2003.

Gain on Sale of Interest in Joint Venture

        On May 14, 2003, we sold our 50.1 percent ownership of Rapak Asia Pacific Limited ("Rapak") to our joint venture partner, DS Smith (UK) Limited and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, our share of Rapak losses amounted to approximately $1.0 million, which reduced our investment value to $1.6 million. The sale produced a gain of $5.9 million.

Gain on Sale of Interests in Subsidiary

        On November 2, 2001, we acquired all of the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") for approximately $9.3 million.

Immediately following the acquisition, we combined our Liquipac (bag-in-box) business with the liquibag systems business we had acquired from Visypak and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for $8.9 million, resulting in a gain of $6.8 million.

Other Income (Expense)

        Other income (expense) for the year ended October 31, 2003, amounted to $3.5 million in expense, an increase of $1.9 million over fiscal 2002. This increase primarily relates to foreign currency transaction losses of $2.5 million realized during the year versus losses of $1.4 million in the prior year. We also recorded a loss of $1.0 million from the operations of our joint venture for the fiscal year, up from $165,000 in the prior year, and net reduction in other miscellaneous expenses of $47,000.

Provision for Income Taxes

        The provision for income taxes for year ended October 31, 2003, was $11.8 million on a loss before the provision for income taxes of $13.3 million. The fiscal 2003 provision for income taxes includes a $15.1 million increase in valuation allowances relating to certain foreign deferred tax assets for net operating loss carryforwards in which we determined that it is more likely than not that the carryforwards will not be fully utilized. See Note No. 11 to the Consolidated Financial Statements for the reconciliation of the provision for income taxes to the benefit that would be computed for statutory purposes.

Discontinued Operations

        In July 2004, our management approved a plan to dispose of our Spanish subsidiary, a component of our European segment, because of its continued losses. We actively commenced marketing the sale of our Spanish subsidiary to interested parties in July 2004. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary has been accounted for as a discontinued operation and, accordingly, its assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for the 2003 and 2002 fiscal years. Our Spanish subsidiary had a net (loss) income from discontinued operations of ($474,000) and $166,000 for the years ended October 31, 2003 and 2002, respectively. The decrease in the net (loss) income was due to deterioration in the PVC export business in Europe resulting primarily from the strengthening of the Euro against the U.S. dollar.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $69.8 million at October 31, 2004, compared to $53.7 million at October 31, 2003. This $16.1 million increase in working capital was primarily the result of an increase in trade accounts receivable of $6.1 million due to increased sales volumes in conjunction with increased unit pricing due to higher raw material costs that was passed though to our customers during the fiscal year. This increase in raw material costs and volume also increased our investment in inventories during the period by $9.2 million. In addition, we received net cash of $1.8 million from the liquidation of FIAP. The weakening of the United States dollar during fiscal 2004 increased translated working capital balances of our foreign subsidiaries by $0.3 million. The remaining increases and decreases in components of our net working capital reflect the normal operating activity for the year.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. This credit facility was a three year agreement with our option to extend for two additional one year terms. We exercised one of the options in August 2004, thereby extending the agreement until November 19, 2005, and we continue to maintain the option to extend one year. Amounts available for borrowing are based upon the sum of eligible domestic values of buildings and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If the loan's Excess Availability, as defined, is less than $20.0 million, we must meet certain minimum financial covenants and activate a lock-box whereby daily cash collections would automatically pay down the credit facility. In addition, whenever the lock-box is activated, we are required to classify our debt outstanding from Congress Financial Corporation as a current liability, which may have a material negative impact on our working capital. If the loan's Excess Availability is less than $10.0 million, we are subject to further restrictions including limitations on inter-company funding. During fiscal 2004 the Excess Availability under this credit facility ranged from $31.6 million to $62.6 million. Our Excess Availability under this facility was $62.6 million at October 31, 2004. We currently project that our Excess Availability under this facility will exceed $20.0 million throughout the October 31, 2005, at a minimum, based upon budgeted financial statements and budgeted cash requirements. Interest payable under this facility is based upon Excess Availability levels or certain leverage ratios at a margin of prime rate plus .25% to 1.0% for overnight borrowings and LIBOR plus a range of 2.25% to 3.00% for LIBOR Rate borrowings up to one year. As of October 31, 2004, there was $22.1 million outstanding at a weighted average interest rate of 3.95% under this credit facility. This credit facility expires in November 2005 with the Company's option to extend to November 2006. The Company is expected to be refinanced at that time.

        In November 1997, we completed an offering of $200.0 million in aggregate principal amount of 9.875% Senior Subordinated Notes due November 15, 2007 ("Debentures"). The issue price was 99.224% resulting in an effective yield of 10%. The Debentures contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of the covenants of the Debentures at October 31, 2004. In November 2003, we announced that from time to time and as permitted by our various loan agreements, we may repurchase up to $25.0 million of our 9.875% Senior Subordinated Notes. We have made no repurchases during the year ended October 31, 2004.

        We maintain various credit facilities at our foreign subsidiaries. At October 31, 2004, the aggregate amount outstanding under such facilities was $38.1 million, all of which is secured by various assets of the foreign subsidiaries, which may include accounts receivable, inventories, property and machinery and equipment and real estate. The carrying amount of the collateral at October 31, 2004, was $120.3 million. There was $7.6 million additional availability under these facilities at October 31, 2004. We guarantee certain of the debt of our foreign subsidiaries through corporate guarantees aggregating approximately $8.3 million at October 31, 2004. There are no existing events of default that would require us to satisfy these guarantees. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        On July 28, 2004, AEP Industries Packaging Espana SA, filed for Suspension of Payments status under Spanish law, which was prompted by a demand for repayment by one of the Spanish subsidiary's lending banks. A payment was remitted to the bank in July 2004 of $1.1 million by the U.S. operations to satisfy this demand. The Suspension of Payments status under Spanish law allows the debtor to defer current payments to its creditors, which the parties will negotiate the final payment balances. As a result of the continued losses of the Spanish subsidiary, management approved a plan to dispose of the Spanish subsidiary through a sale to a third party in July 2004. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary is being accounted for as a discontinued operation. After failed attempts to sell the Spanish operations, management ceased operations and placed the operation in liquidation on September 30, 2004.

        Our cash and cash equivalents were $9.7 million at October 31, 2004, as compared to $4.2 million at October 31, 2003. Net cash provided by operating activities from continuing operations during the fiscal year ended October 31, 2004, was $10.1 million, comprised of a net loss of $0.4 million adjusted for non-cash operating charges for depreciation and amortization of $30.9 million, LIFO expense of $6.7 million, ESOP expense of $1.8 million, amortization of debt fees of $1.3 million, and deferred income taxes of $10.0 million. In addition to these positive adjustments we had refunds from the Internal Revenue Service of $1.8 million, a decrease in other current assets of $1.2 million and an increase in long term liabilities of $1.4 million. These were offset by a provision for subsidiary shutdown of $0.5 million, increases in net accounts receivable of $1.2 million, increases in net inventories of $14.8 million and in other assets of $3.0 million and a reduction in accounts payable and accrued expenses of $20.9 million and $4.2 million, respectively. In each period, the net changes in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the year ended October 31, 2004, was $10.4 million, resulting primarily from investments in capital expenditures of $15.1 million. This was offset by sales of property and equipment and proceeds from assets held for sale (FIAP) of $4.7 million.

        Net cash provided by financing activities during the fiscal year ended October 31, 2004, was $12.4 million, reflecting net borrowings of $10.7 million under available credit facilities and proceeds from stock issuances of $0.5 million offset by an increase in restricted cash of $2.6 million resulting from the sale-leaseback of equipment in Belgium and payments made under capital lease agreements of $1.4 million.

        Net cash used in our discontinued operation during the fiscal year ended October 31, 2004 was $5.7 million, resulting primarily from its net loss and the $1.1 million repayment of the Spanish debt by the U.S. operation.

        Our aggregate commitments under our Loan Agreement, Senior Subordinated Notes, foreign borrowings, capital leases and noncancelable operating lease agreements as of October 31, 2004, are as follows:

For the fiscal years ending October 31,	Borrowings	Capital Leases	Operating Leases	Total Commitment
	(amounts in thousands)
2005	$31,308	$793	$8,999	$41,100
2006	2,828	793	7,515	11,136
2007(1)	24,972	793	5,231	30,996
2008(2)	200,309	793	3,008	204,110
2009	776	66	1,811	2,653
Thereafter	2,109	0	6,807	8,916

(1)
We expect to refinance our revolving credit facility, which expires in November 2005 with the option to extend to November 2006. The Credit Facility is expected to be refinanced at that time.

(2)
We expect to refinance our Senior Subordinated Notes, which mature in November 2007, during fiscal year 2007.

        We expect to use approximately $300,000 of cash in the FIAP shutdown in fiscal 2005 and approximately $500,000 of cash for operating costs such as salaries, utilities and professional fees in Spain in fiscal 2005.

        We know of no current or pending demands or commitments that will materially affect liquidity, however we have $7.1 million in approved capital project spending that is scheduled to be incurred in fiscal 2005.

        We have approximately $3.3 million of unfunded pension benefit obligations at October 31, 2004 for foreign locations. The Company expects to contribute a total of approximately $1.0 million related to these foreign defined benefit plans during fiscal 2005.

        In November 2004, we exercised our early purchase option in Holland for certain operating leases for machinery under a new three year capital lease of which the principal payments aggregates $2.5 million over term.

        We announced in November 2003, that from time to time and as permitted by our various loan agreements, we may repurchase up to $25.0 million of our 9.875% Senior Subordinated Notes. No repurchases were made during fiscal 2004.

        We believe that our cash on hand at October 31, 2004, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under the current credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. At October 31, 2004, we had an aggregate of approximately $70.3 million available under these credit facilities.

Effects of Inflation

        Inflation is not expected to have significant impact on our business.

Contingencies

        In fiscal 2001, the European Commission served our Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. We have cooperated with the European Commission in its investigation. Our last written communication with the European Commission was in January 2002. At this time, no litigation is pending against us or our subsidiary involving this matter, and we are not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against our Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

        In February 2004, our New Zealand subsidiary was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. We have referred these complaints to the insurance carriers that we believe are responsible to defend and indemnify our New Zealand subsidiary for the alleged liability. Two of the insurance carriers have agreed to defend the actions subject to reservations of rights. We also believe we may be entitled to indemnification under various agreements. Based on developments to date, we believe that the outcome of these actions will not have a material adverse effect on our results of operations, financial position or liquidity.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, assets held for sale, assets of discontinued operations, income taxes, financing operations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of our consolidated financial statements.

  •
  Revenue recognition, including customer returns, rebates, promotions and other incentive programs

  •
  Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, reserves for obsolete or potentially obsolete inventories, LIFO inventory valuations, litigation accruals and pension obligations

  •
  Accounting for income taxes, estimating the realizability of deferred tax assets and evaluating income tax contingencies

  •
  Derivative instruments—cash flow hedges

  •
  Valuation of stock options

  •
  Impairment of long-lived assets, including goodwill

  •
  Estimating the costs to shutdown divested entities and the loss from discontinued operations

        We recognize sales and cost of sales at the time the product is shipped to the customer and records estimated reductions to revenue for customer rebates, returns, promotions or other incentive programs. Customer rebate programs are based upon annual rebate agreements based upon predetermined sales volume requirements and accrued at each customer's agreed rebate percentage.

        Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates of write offs to the average accounts receivable balances over the last 60 months. When it is deemed probable that a customer account is uncollectible, that balance is added to the calculated reserve. Actual results could differ from these estimates under different assumptions and may be affected by changes in the general economic conditions.

        Management reviews our physical inventories at each business unit to determine the obsolescence of the products on hand. When it determines that we have obsolete inventory, our North America operations scrap these inventory items and our international operations establish the appropriate reserves for these items. We maintain our United States inventory on the LIFO method of inventory valuation, except for supplies. The LIFO inventory is reviewed quarterly for net realizable value and adjusted accordingly.

        Management's current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and management's best estimate of future costs. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. We are involved in routine litigation in the normal course of our business and based on facts currently available, we believe such matters will not have a material adverse impact on our results of operations, financial position or liquidity.

        We sponsor defined benefit plans for certain foreign employees. We account for defined benefit pension plans in accordance with U.S. GAAP, which requires the amount recognized in financial statements to be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased defined benefit pension expense $440,000 in fiscal 2004.

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

        The realizability of our deferred tax assets is primarily dependent on the future taxable income of the entity to which the deferred tax asset relates. Management assesses the likelihood that such deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Should the future taxable income of such entities be materially different from management's estimates, an additional valuation allowance may be necessary in future periods. Such amounts, if necessary, could be material to our results of operations and financial position, as they were in fiscal 2004 and 2003. Management has provided additional valuation allowances during fiscal 2004 of $8.2 million for certain foreign operations because management has determined that it is more likely than not that the current tax benefit will not be fully utilized.

        We operate internationally, giving rise to exposure to market risks from fluctuations in interest rates and foreign exchange rates. To effectively manage these risks, we enter into foreign currency forward contracts and interest rate swaps. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for trading purposes. We record all of our cash flow hedges in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS 138 and SFAS 149. For a derivative designated and qualifying as a cash flow hedge of anticipated foreign currency denominated transactions, the effective portions of changes in the fair value of the derivative are recorded in accumulated comprehensive income (loss) in shareholders' equity and are recognized in net income (loss) when the hedged item affects operations. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on-going basis, we assess hedge effectiveness for all cash flow designated hedges in order to determine that each derivative continues to be effective. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, changes in the fair value of the derivative is recorded immediately in operations.

        In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages but does not require companies to account for employee stock compensation awards based on their estimate fair value at the date of the grant with the resulting cost charges to operations. We have elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

        We have used our best estimates in establishing the asset impairment charges, provisions, writedowns and reserves recorded as a result of the voluntary liquidation of FIAP. We estimated the net realizable value of FIAP's accounts receivable based on an analysis of collections made through October 31, 2004, as well as regarding the collectibility of the remaining customer balances for which payment has not yet been received. Inventories were reviewed at October 31, 2004, and it was determined that no additional reserves were necessary. The write-downs, provisions and reserves relating to the liquidation of FIAP were based upon our best estimates given the information available. Actual realizable values or payments to be made may be different from such estimates, and such differences will be recognized as incurred or as better information is received.

        Net assets held for sale include machinery, land and buildings for the FIAP location. We record net assets held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") at the lower of carrying value or fair value less cost to sell. Fair value is based on estimated proceeds from the sale of the facility and equipment utilizing recent buy offers and data obtained from commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility's acceptable sale price.

        In July 2004, we approved a plan to dispose of our Spanish subsidiary, a component of our European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. On July 26, 2004, we placed our Spanish subsidiary in a Suspension of Payments status under Spanish law. After failed attempts to sell the Spanish operation, management placed the operation into liquidation on September 30, 2004 and is in the process of selling the assets and settling the liabilities of the subsidiary. In accordance with SFAS No. 144, the disposal of the Spanish subsidiary has been accounted for as a discontinued operation and, accordingly, its assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations. The pre-tax loss from discontinued operations includes a charge for employee termination benefits which were determined based on a negotiated plan with the local Spanish union. The results also include a charge for lease termination costs related to the building and are based on negotiations with the landlord. The estimated losses on disposal includes the write-down of machinery and equipment to fair value, less costs to sell, based on recent buy offers and write off of accumulated translation adjustments. The write-downs, provisions and reserves relating to the liquidation of the Spanish operation were based upon our best estimates given the information available. Actual realizable values or payments to be made may be different from such estimates, and such differences will be recognized as incurred or as better information is received.

        As required by SFAS No. 142, we perform an annual assessment as to whether there was an indication that goodwill is impaired. We performed our annual impairment analysis under SFAS 142 on September 30, 2004 based on a comparison of our market capitalization to our book value at that date. We also performed a supplemental estimate of the fair value of our company using comparable industry multiples of cash flows compared to our book value. Our policy is that impairment of goodwill will have occurred if the market capitalization of our company were to remain below book value for a period of more than six months or the estimated value of our company based on cash flow multiples is below book value. Should the carrying value of our company exceed its fair value for other than a temporary period of time, the amount of any resulting goodwill impairment may be material to our financial position and results of operations. We concluded that goodwill was not impaired at September 30, 2004. We plan to perform our impairment test at September 30 in each fiscal year. We also review our financial position quarterly for other triggering events as described in SFAS No. 142.

New Accounting Pronouncements

        Financial Accounting Standards Board (FASB) Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 were enacted on October 22, 2004.

        FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in deduction is up to nine percent of the lesser of taxable income or "qualified production activities income." The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

        FSP No. 109-2, provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on November 1, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the fourth quarter of fiscal 2005, beginning August 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on November 1, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but does not expect it to have a material impact.

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward-Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, amount of Excess Availability under our credit facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings or liquidity for, the year ending October 31, 2005, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes that would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

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

Interest Rates

        We may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At October 31, 2004, there was one interest rate swap outstanding in connection with $3.2 million bank debt of our Netherlands subsidiary. We were not a party to any interest rate collars or options at October 31, 2004.

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2004, the carrying value of our company's total debt was $262.3 million of which approximately $202.1 million was fixed rate debt. As of October 31, 2004, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $207.0 million.

Foreign Exchange

        We enter into derivative financial instruments (principally foreign exchange forward contracts against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to hedge intercompany transactions and trade sales and forecasted purchases. Foreign currency forward contracts reduce our exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

        We had a total of 32 and 35 open foreign exchange contracts outstanding at October 31, 2004 and 2003, respectively, with a total notional contract amount of $31.5 million and $41.2 million, respectively, all of which have maturities of less than one year. At October 31, 2004 and 2003, the net fair value of foreign exchange forward contracts were losses of $0.3 million and $1.7 million, respectively, which are included in accrued expenses in the consolidated balance sheets and other, net in the consolidated statements of operations.

        We also had a total of 14 and 4 cash flow hedge contracts outstanding at October 31, 2004 and 2003, respectively, with a total notional contract amount of $1.8 million and $0.6 million, respectively, all of which have maturities of less than six months. The net fair value of derivative financial instruments designated as cash flow hedges were losses of $70,000 and $91,000, at October 31, 2004 and 2003, respectively, which are included in accumulated other comprehensive income.

        Our foreign subsidiaries had third party outstanding debt of approximately $38.1 million on October 31, 2004. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

Commodities

        We use commodity raw materials, primarily resin, and energy products in conjunction with our manufacturing process. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices in connection with these components.

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

Industry Risks

Our business is dependent on the availability of raw materials and our ability to pass on price increases to our customers

        The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in large part, on the market for these resins. The supply and demand for these resins and the petro-chemical intermediates from which they are produced are subject to substantial price fluctuations and market disturbances, including occasional shortages of supply. Prices fluctuate as a result of changes in natural gas and oil prices and the capacity of the companies that produce these products to meet market needs. Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs.

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
  foreign currency fluctuations.

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

Our business may be adversely affected by risks associated with foreign operations

        Approximately 35% of our revenues are generated from operations conducted outside North America. Conducting an international business inherently involves a number of difficulties and risks, including the following:

  •
  currency fluctuations;

  •
  inflation;

  •
  export restrictions;

  •
  compliance with existing and changing regulatory requirements;

  •
  tariffs and other trade barriers;

  •
  difficulties in staffing and managing international operations;

  •
  difficulties in shifting production between different facilities;

  •
  redundancy costs which limit our ability to reduce staff;

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

We may, from time to time, experience problems in our labor relations

        Of our employees in North America, unions represent 289 employees under three collective bargaining agreements. Two of these agreements expire in February and March 2005 and one expires in March 2007. We have started negotiations with union representatives for the contracts that expire in 2005. Further, we have 17 collective bargaining agreements at our international facilities, covering substantially all of the hourly employees at these facilities. Changes in these agreements, over which we have no control, could adversely affect us.

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

Anti-takeover and change of control provisions may adversely affect our stockholders

        Our directors are elected for three-year terms, so approximately one-third of the board is elected each year. We are subject to a Delaware statute regulating business combinations. These factors could discourage, hinder or preclude an unsolicited acquisition of our company and could make it less likely that stockholders receive a premium for their shares as a result of any such attempt. In addition, our Board of Directors may issue, without stockholder approval, shares of preferred stock. The preferred stock could have voting, liquidation, dividend or other rights superior to those of the common stock. Therefore, if we issue preferred stock, a person's rights as a common stockholder may be adversely affected.

        In connection with our 1997 Senior Subordinated Notes offering, we entered into an Indenture which requires us, upon a change of control, to offer to purchase the outstanding Senior Subordinated Notes. If a change of control were to occur and we could not obtain a waiver or if we do not have the funds to make the purchase, we would be in default under the Senior Subordinated Notes, which could depress our stock price.

Possible Violation of European Competition Law could adversely affect us

        In fiscal 2001, the European Commission served our Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by that subsidiary. We cooperated in this investigation. No litigation has been instituted against us involving this matter. However, we are not in a position to evaluate the outcome of the investigation. If the litigation is instituted, a fine may be assessed. We are not in a position to predict whether litigation will be commenced and, if commenced, and our subsidiary is found guilty, that the fine would not be material.

Financial Risks

We have a high level of debt relative to our equity, which reduces cash available for our business, may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns

        We are highly leveraged and our operations are subject to restrictions imposed by the terms of our indebtedness. As at October 31, 2004, our total consolidated indebtedness, including short-term borrowings and capitalized leases, was approximately $265 million and our total shareholders' equity was approximately $48 million. Total indebtedness represented 84.6% of the total capitalization.

        Accordingly, we are subject to all of the risks associated with substantial indebtedness, including:

  •
  a substantial portion of our cash flow from operations will be used to service our indebtedness;

  •
  we will have reduced funds available for operations, future business opportunities and other purposes;

  •
  our ability to obtain additional financing for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired; and

  •
  we are more vulnerable to economic downturns and less able to withstand competitive pressures and react to changes in our industry and general economic conditions.

        Our parent company to some extent finances our foreign subsidiaries, and as these inter-company loans increase, our exposure to currency fluctuations and costs associated with these loans increases.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Report of Independent Registered Public Accounting Firm:

    Report of KPMG LLP, Independent Registered Public Accounting Firm

        Financial Statements:

    Consolidated Balance Sheets as of October 31, 2004 and 2003

    Consolidated Statements of Operations for the years ended October 31, 2004, 2003 and 2002

    Consolidated Statements of Shareholders' Equity for the years ended October 31, 2004, 2003 and 2002

    Consolidated Statements of Cash Flows for the years ended October 31, 2004, 2003 and 2002

    Notes to Consolidated Financial Statements for the year ended October 31, 2004

        Financial Statement Schedules:

    Schedules included are set forth in Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and disagreements with accountants on accounting and financial disclosure during the fiscal year ended October 31, 2004 or during the current fiscal year through the date of this report.

PART III

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of October 31, 2004 (the "Evaluation Date"), pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of October 31, 2004, our disclosure controls and procedures were effective.

        There were no significant changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.

        In response to recent legislation and regulations, we have begun a process of reviewing our internal control structure and our disclosure controls and procedures. Although we believe our pre-existing disclosure controls and procedures were adequate to enable us to comply with our disclosure obligations, as a result of such review, we are implementing minor changes, from time to time, primarily to formalize and document procedures already in place.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning this item, see "Item 1. Business Management" of Part I hereof and the table and text under the captions "Election of Class C Directors and Nominee Biographies," "Standing Directors Biographies," "Board of Directors Information" and "Other Information Concerning Directors, Officers and Stockholders" in the Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on April 12, 2005 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        For information concerning this item, see the text and table under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AEP Industries Inc.:

        We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity and cash flows and the financial statement schedule for each of the years in the three-year period ended October 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey
January 12, 2005

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2004 AND 2003
(in thousands, except share and per share amounts)

	October 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,712	$4,173
Accounts receivable, less allowance for doubtful accounts of $6,125 and $9,896 in 2004 and 2003, respectively	108,126	102,113
Inventories, net	83,907	72,924
Deferred income taxes	5,013	2,740
Other current assets	9,997	10,516
Assets held for sale	7,092	12,072
Assets of discontinued operations	6,049	14,612

Total current assets	229,896	219,150

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	176,370	179,100
GOODWILL	30,104	31,484
DEFERRED INCOME TAXES	4,116	15,677
OTHER ASSETS	11,637	11,914

Total assets	$452,123	$457,325

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$31,308	$19,918
Accounts payable	68,966	87,324
Accrued expenses	52,990	49,997
Liabilities of discontinued operations	6,839	8,188

Total current liabilities	160,103	165,427
LONG-TERM DEBT	230,994	228,284
DEFERRED TAX LIABILITY	2,210	2,514
OTHER LONG-TERM LIABILITIES	10,457	10,770

Total liabilities	403,764	406,995

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,592,125 and 10,518,055 shares issued in 2004 and 2003, respectively	106	105
Additional paid-in capital	97,899	99,085
Treasury stock at cost, 2,187,275 and 2,341,311 shares in 2004 and 2003, respectively	(48,585)	(52,006)
Retained earnings	11,211	28,744
Accumulated other comprehensive loss	(12,272)	(25,598)

Total shareholders' equity	48,359	50,330

Total liabilities and shareholders' equity	$452,123	$457,325

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

	2004	2003	2002
NET SALES	$810,982	$745,012	$649,116
COST OF SALES	668,085	616,475	528,642
RESTRUCTURING CHARGES	—	300	51

Gross profit	142,897	128,237	120,423

OPERATING EXPENSES:
Delivery	37,692	35,519	34,887
Selling	39,808	42,282	40,017
General and administrative	27,515	32,036	26,440
Subsidiary shutdown costs	(512)	10,694	—

Total operating expenses	104,503	120,531	101,344

OTHER OPERATING INCOME (EXPENSE):
Gain on sales of property and equipment, net	17	3,540	37

Operating income from continuing operations	38,411	11,246	19,116
OTHER INCOME (EXPENSE):
Interest expense	(25,604)	(25,414)	(25,115)
Gain on sale of interest in subsidiary	—	—	6,824
Gain on sale of joint venture	—	5,948	—
Other, net	(412)	(3,549)	(1,652)

Income (loss) from continuing operations before provision for income taxes	12,395	(11,769)	(827)
PROVISION FOR INCOME TAXES	12,803	13,275	1,108

Loss from continuing operations	(408)	(25,044)	(1,935)

DISCONTINUED OPERATIONS:
Pre-tax loss from operations of Spanish subsidiary	(5,707)	(1,270)	(377)
Loss from disposition	(9,862)	0	0
Income tax provision (benefit)	1,556	(796)	(543)

(Loss) income from discontinued operations	(17,125)	(474)	166

Net loss	$(17,533)	$(25,518)	$(1,769)

EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Loss from continuing operations	$(0.05)	$(3.10)	$(0.25)

(Loss)/income from discontinued operations	$(2.06)	$(0.06)	$0.02

Net loss per common share	$(2.11)	$(3.16)	$(0.23)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
(in thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in- Capital		Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2001	10,429	$104	2,635	$(58,528)	$101,241	$(38,951)	$56,031
Issuance of common stock upon exercise of stock options	8	1			206
Issuance of common stock pursuant to stock purchase plan	21				424
Tax benefit from stock option exercises					19
ESOP contribution			(59)	1,315	233
Net loss							(1,769)	$(1,769)
Translation adjustments						1,955		1,955
Unrealized loss on cash flow hedges						(11)		(11)
Pension plan minimum liability						(626)		(626)

Comprehensive loss:								$(451)

BALANCES AT OCTOBER 31, 2002	10,458	105	2,576	(57,213)	102,123	(37,633)	54,262
Issuance of common stock pursuant to stock purchase plan	60				461
ESOP contribution			(235)	5,207	(3,499)
Net loss							(25,518)	(25,518)
Translation adjustments						12,021		12,021
Unrealized loss on cash flow hedges						(80)		(80)
Pension plan minimum liability						94		94

Comprehensive loss:								$(13,483)

BALANCES AT OCTOBER 31, 2003	10,518	105	2,341	(52,006)	99,085	(25,598)	28,744
Issuance of common stock pursuant to stock purchase plan	74	1			521
ESOP contribution			(154)	3,421	(1,707)
Net loss							(17,533)	(17,533)
Translation adjustments						7,976		7,976
Unrealized gain on cash flow hedges						21		21
Pension plan minimum liability						728		728
Discontinued operations translation adjustment reversal						4,601		4,601

Comprehensive loss:								$(4,207)

BALANCES AT OCTOBER 31, 2004	10,592	$106	2,187	$(48,585)	$97,899	$(12,272)	$11,211

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(408)	$(25,044)	$(1,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,875	31,456	28,279
Provision for subsidiary shutdown	(512)	8,677	—
LIFO expense	6,668	2,167	(180)
ESOP expense	1,815	1,785	1,495
Amortization of debt fees	1,298	1,298	1,298
Gain on sale of interest in subsidiary	—	—	(6,824)
Losses from equity interest	—	1,038	165
Gain on sale of UK land	—	(3,657)	—
Gain on sale of joint venture	—	(5,948)	—
Provision for losses on accounts receivable and inventories	220	5,863	3,032
Change in deferred income taxes	11,782	8,512	(178)
Other	138	(455)	(37)
Changes in operating assets and liabilities, net of acquisition and divestiture of businesses:
(Increase) decrease in accounts receivable	(1,340)	2,917	(3,656)
(Increase) decrease in inventories	(14,868)	7,352	(3,736)
Decrease in other current assets	1,245	1,305	2,326
Increase in other assets	(3,034)	(188)	(183)
(Decrease) increase in accounts payable	(20,862)	(17,235)	12,185
Increase (decrease) in accrued expenses	(4,236)	345	(11,825)
Increase (decrease) in other long-term liabilities	1,359	2,826	(1,336)

Net cash provided by operating activities	10,140	23,014	18,890
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,156)	(16,165)	(21,792)
Net proceeds from dispositions of property, plant and equipment	72	8,310	540
Net proceeds from assets held for sale	4,672	—	—
Acquisition of business, net of cash acquired and working capital adjustments	—	—	(9,283)
Net proceeds from sale of interest in subsidiary	—	—	8,901
Net proceeds from sale of joint venture	—	7,472	—

Net cash used in investing activities	(10,412)	(383)	(21,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of credit facility	5,385	(21,417)	(1,157)
Repayments of Pennsylvania Industrial Loans	(355)	(387)	(1,411)
Net borrowings (repayments) of foreign bank borrowings	5,714	13,349	9,681
Payments for capital leases	(1,437)	(1,182)	—
Increase in restricted cash related to capital lease agreement	2,598	—	—
Proceeds from issuance of common stock	522	461	631

Net cash provided by financing activities	12,427	(9,176)	7,744
NET CASH (USED IN)/PROVIDED BY DISCONTINUED OPERATIONS	(5,723)	(2,372)	1,089
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(893)	(9,509)	(6,494)

Net increase (decrease) in cash	5,539	1,574	(405)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,173	2,599	3,004

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,712	$4,173	$2,599

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

(2)   SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year:

        The Company's fiscal year-end is October 31. During fiscal 2002, the fiscal year-end for the Company's foreign locations was the last Friday of the month of October 2002 representing the 52 weeks ended October 25, 2002. During fiscal 2003, the Company changed the fiscal year-end of its foreign locations to be October 31 and included 53 weeks.

Principles of Consolidation:

        The consolidated financial statements include the accounts of all majority-owned subsidiaries, except for the investment in its divested joint venture (see Note 18). All intercompany transactions have been eliminated.

Revenue Recognition:

        The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Concurrently, the Company records estimated reductions to revenue for customer rebates, returns, promotions or other incentive programs.

Cash and Cash Equivalents:

        The Company considers all highly liquid investments purchased with an initial or remaining maturity of three months or less to be cash equivalents.

Trade Accounts Receivable:

        Trade accounts receivables are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates include those related to customer rebates and incentives, product returns, doubtful accounts, inventories, intangible assets, assets held for sale, assets and liabilities of discontinued operations, income taxes, retirement benefits, valuation of derivative instruments, and contingencies and litigation. See Notes 19 and 20 for discussion on the Company's estimates made related to the shut down of its Italian operations and discontinuance of its Spanish operations, respectively.

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

Impairment Charges:

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds it estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or the fair value less costs to sell, and are no long depreciated. The asset and liabilities of a disposed group, classified as held for sale, are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. See Notes 19 and 20 for additional information on impairment charges incurred in fiscal 2004 and 2003.

Foreign Currency Translation:

        Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets and foreign currency transaction gains and losses are recorded in other income (expense) in the consolidated statements of operations.

Research and Development Costs:

        Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Approximately $1.7 million, $1.8 million and $1.5 million were incurred for such research and development during fiscal 2004, 2003 and 2002, respectively.

Income Taxes:

        Income taxes are accounted for using the asset and liability method. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recorded when it is more likely than not that they will be realized. Valuation allowances are established where expected future taxable income and the reversal of deferred tax liabilities does not support the realization of the deferred tax assets.

        The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

Derivatives:

        The Company operates internationally, giving rise to exposure to market risks from fluctuations in interest rates and foreign exchange rates. To effectively manage these risks, the Company enters into foreign currency forward contracts and interest rate swaps. The Company does not hold or issue derivative financial instruments for trading purposes.

        The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on asset or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities"; therefore any changes in fair value of these contracts are recorded in other income (expense), net in the Consolidated Statements of Operations. These foreign exchange forward contracts are recorded on the Consolidated Balance Sheets at fair value. The changes in fair value of these contracts are highly inversely correlated to changes in the value of certain of the Company's foreign currency-denominated assets and liabilities.

        The Company records all of its cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS No. 138 and SFAS No. 149. For a derivative designated and qualifying as a cash flow hedge of anticipated foreign currency denominated transactions or interest on debt instruments, the effective portions of changes in the fair value of the derivative are recorded in accumulated comprehensive income (loss) in shareholders' equity and are recognized in net income (loss) when the hedged item affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations.

        The Company's policy is to formally document all relationships between cash flow hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various cash flow hedge transactions. This includes linking all cash flow hedge instruments to specific firm commitments or forecasted transactions where hedge accounting is applied. The Company also formally assesses both at the cash flow hedge's inception and on an ongoing basis, as applicable, whether the derivatives that are being used in the cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

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

Goodwill:

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company tests goodwill for impairment annually on September 30. The Company performs its annual impairment analysis under SFAS No. 142 on September 30 based on a comparison of the Company's market capitalization to its book value at that date. The Company also performs a supplemental estimate of the fair value of the Company using comparable industry multiples of cash flows compared to the book value of the Company. The Company's policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a period of more than six months or the estimated value of the Company based on cash flow multiples is below book value. Our impairment test on the date of adoption of SFAS No. 142 "Goodwill and Other Intangibles" on November 1, 2001, and our annual impairment tests performed on September 30, 2004, 2003 and 2002, did not result in an impairment.

Fair Value of Financial Instruments:

        Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and liabilities of discontinued operations reflected in the consolidated financial statements equal or approximate their fair values because of the short term maturity of those instruments. The fair value of the Company's debt and derivative contracts is discussed in Notes 6 and 7, respectively.

Concentration of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, trade receivables and financial instruments used in hedging activities.

        The Company places its cash equivalents with high-quality-credit institutions and limits the amount of credit exposure with any one financial institution.

        The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

        The counterparties to the agreements relating to the Company's foreign exchange and interest rate instruments consist of a number of major, international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure and the amount of agreements entered into with any one institution.

Earnings Per Share (EPS):

        Basic earnings per share ("EPS") is calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the years ended October 31, 2004, 2003 and 2002, was 8,329,130, 8,065,857 and

7,850,192, respectively. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method. Due to the losses from continuing operations for the fiscal years ended October 31, 2004, 2003 and 2002, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive. At October 31, 2004, 2003 and 2002, the Company had 562,112, 231,705 and 654,295 stock options outstanding, respectively, that could potentially dilute basic earnings per share in future periods that have income from continuing operations.

Comprehensive Income:

        The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Accumulated other comprehensive income includes the cumulative translation adjustment, additional minimum pension plan liability and adjustments resulting from cash flow hedging contracts.

Stock Based Compensation:

        The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in operations based on the excess, if any, of the quoted market price of the Company's common stock at the date of grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of AEP's common stock at the date of grant, the Company does not recognize compensation expense.

        The Company elected not to adopt the fair value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123." Had the Company adopted the fair value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

        The table below compares the "as reported" net loss and earnings per share to the "pro forma" net loss and earnings per share that the Company would have recorded if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123. The pro forma net loss and pro forma earnings per share amounts for fiscal 2003 and 2002 have been adjusted from previously reported amounts to include the effects of the Company's employee stock purchase plan.

	2004	2003	2002
	(amounts in thousands)
Net loss, as reported	$(17,533)	$(25,518)	$(1,769)
Add: Stock-based employee compensation expense included in net loss	—	—	—
Deduct: Total stock-based employee compensation cost, net of taxes, determined under the fair value based method for all awards, net of tax effects	(613)	(458)	(1,358)

Pro forma net loss	$(18,146)	$(25,976)	$(3,127)

Earnings per share:
Basic loss per share, as reported	$(2.11)	$(3.16)	$(0.23)
Basic loss per share, pro forma	$(2.18)	$(3.22)	$(0.40)
Diluted loss per share, as reported	$(2.11)	$(3.16)	$(0.23)
Diluted loss per share, pro forma	$(2.18)	$(3.22)	$(0.40)

        As reflected in the pro forma amounts in the above table, the fair value of each option granted in fiscal 2004, 2003 and 2002 was $6.62, $5.68 and $16.90, respectively. The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rates	4.24%	3.99%	5.12%
Expected lives (years)	7.5	7.5	7.5
Expected volatility	67.37%	66.38%	56.08%
Dividend rate	0%	0%	0%

New Accounting Pronouncements:

        Financial Accounting Standards Board (FASB) Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 were enacted on October 22, 2004.

        FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in deduction is up to nine percent of the lesser of taxable income or "qualified production activities income." The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

        FSP No. 109-2, provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on November 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the fourth quarter of fiscal 2005, beginning August 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 included in Note 2 above.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on November 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Reclassifications:

        Certain prior year amounts have been reclassified in order to conform to the 2004 presentation.

(3)   INVENTORIES:

        Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	October 31,
	2004	2003
	(in thousands)
Raw materials	$23,075	$18,400
Finished goods	61,537	55,545
Supplies	2,430	2,788

	87,042	76,733
Less: Inventory reserves	3,135	3,809

Inventories, net	$83,907	$72,924

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 47% of total inventories at October 31, 2004 and 2003. Inventories would have been increased by $10.7 million and $4.0 million October 31, 2004 and 2003, respectively, if the FIFO method had been used exclusively. During fiscal 2004, 2003 and 2002, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $60,800, $610,800 and $13,600, respectively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)   PROPERTY, PLANT AND EQUIPMENT:

        A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
			Estimated Useful Lives
	2004	2003
	(in thousands)
Land	$10,627	$8,224
Buildings	71,656	71,337	15 to 31.5 years
Machinery and equipment	329,377	312,922	3 to 16 years
Furniture and fixtures	7,927	8,992	9 years
Leasehold improvements	2,334	2,258	Lesser of lease term or 6 to 25 years
Motor vehicles	275	384	3 years
Construction in progress	9,583	3,153

	431,779	407,270
Less: Accumulated depreciation and amortization	255,409	228,170

	$176,370	$179,100

        Non-cash investing activities excluded from the consolidated statements of cash flows are approximately $4.0 million of costs contained in construction in progress and in accrued liabilities for capital projects in progress and not yet funded.

        Maintenance and repairs expense was approximately $14.8 million, $12.0 million, and $10.9 million for the years ended October 31, 2004, 2003 and 2002, respectively.

(5)   ACCRUED EXPENSES:

        At October 31, 2004 and 2003, accrued expenses consists of the following:

	October 31,
	2004	2003
	(in thousands)
Payroll and employee related	$17,781	$15,618
Interest	9,147	9,129
Customer rebates	5,945	5,455
Machinery and equipment	4,204	217
Taxes (other than income)	4,068	5,362
Income taxes	1,351	1,371
Current portion of capital leases	1,266	577
Subsidiary shutdown costs	430	2,748
Other	8,798	9,520

	$52,990	$49,997

(6)   DEBT:

        A summary of the components of debt is as follows:

	October 31,
	2004	2003
	(in thousands)
Credit facility(a)	$22,136	$16,751
Senior Subordinated Notes, less unamortized discount of $466 and $621, respectively(b)	199,534	199,379
Pennsylvania Industrial Loans(c)	2,553	2,908
Foreign bank borrowings(d)	38,079	29,164

Total Debt	262,302	248,202
Less-Current portion	31,308	19,918

Long-Term Debt	$230,994	$228,284

(a)
On November 20, 2001, the Company entered into a Loan and Security Agreement with Congress Financial Corporation, as agent, and the financial institutions named in the agreement, as Lenders (the Agreement). Under the Agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. This credit facility is a three year agreement with the Company's option to extend for two additional years to November 20, 2006. During August of 2004, the Company opted to extend the Agreement for one year effective November 1, 2004 and continues to maintain the option to extend for an additional one year thereafter. Amounts available for borrowing are based upon the sum of eligible domestic values of building and equipment at the closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on most of the Company's domestic assets and on 66% of the Company's ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately of $166 million and $171 million at October 31, 2004 and 2003, respectively. Interest rates under the credit facility are based upon Excess Availability, as defined, certain leverage ratios at a margin of prime rate plus .25% to 1.00% for overnight borrowings and LIBOR plus 2.25% to 3.00% for LIBOR Rate borrowings up to one year. The Agreement contains customary covenants including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments, and minimum EBITDA (as defined in the Agreement) requirements. A springing lock-box is activated if the loan's Excess Availability is less than $20.0 million. The Company is subject to further restrictions including limitations on inter-company funding if the Excess Availability falls below $10.0 million. When the springing lock-box is activated, all remittances received from customers in the United States are automatically applied to repay the balance outstanding under this credit facility. The automatic repayments through the lock-box remain in place until Excess Availability exceeds $20 million for 30 consecutive days. If the lock-box is activated, all debt outstanding under the Agreement will be classified as a current liability, which may materially affect the Company's working capital ratio. During fiscal 2004, the Excess Availability under the credit facility ranged from $31.6 million to $62.6 million and during fiscal 2003, the Excess Availability under the credit facility ranged from $13.7 million to $61.6 million. As of October 31, 2004 and 2003, there was $22.1 million and $16.8 million of borrowings outstanding, respectively, under the credit facility with additional availability of $62.6 million and $61.6 million, respectively. The Company utilizes this credit facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management.

  The Company has an unutilized fee agreement related to the credit facility. The unutilized fee is based on average quarterly Excess Availability. If the average quarterly Excess Availability is greater than $50 million the unutilized fee is 3/8%. If the average quarterly Excess Availability is less than $50 million the unutilized fee is 1/2%. During fiscal 2004 and 2003, the Company paid fees of $265,300 and $164,010, respectively.

  The Company was in compliance with the financial covenants of the credit facility at October 31, 2004 and October 31, 2003. Management believes that the Company will continue to be in compliance with the financial covenants through at least October 31, 2005.

(b)
9.875% Senior Subordinated Notes are due November 15, 2007. The issue price was 99.224% resulting in an effective yield of 10%. The Indenture under which the Senior Subordinated Notes were issued contains certain customary representations, warranties, covenants, conditions and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness.

  The Company was in compliance with the financial covenants of the Senior Subordinated Notes at October 31, 2004 and 2003. Management believes that the Company will continue to be in compliance with the financial covenants through at least October 31, 2005.

(c)
The Company put in place certain amortizing term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995 of which the following are outstanding at October 31, 2004 and 2003:

  $2,000,000 fifteen year fixed rate 2% loan due on August 1, 2011 of which $963,781 and $1,097,827 was outstanding at October 31, 2004 and 2003, respectively;

  $3,300,000 fifteen year fixed rate 2% loan due on July 1, 2011 of which $1,589,238 and $1,809,885 was outstanding at October 31, 2004 and 2003, respectively.

  These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania with a net carrying value of $10.5 million at October 31, 2004. The Company has repaid $0.3 million and $0.4 million of these borrowings during 2004 and 2003, respectively.

(d)
In addition to the amounts available under the Agreement, the Company also maintains secured credit facilities at its foreign subsidiaries. At October 31, 2004 and 2003, the aggregate amount outstanding under such facilities and included within the foreign bank borrowings amount, was approximately $38.1 million and $29.2 million, respectively. The current portion of this amount was $30.9 million and $19.6 million at October 31, 2004 and 2003, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The amount of the collateral at October 31, 2004 and 2003 was $128.3 million and $112.1 million, respectively. Interest rates on these borrowings range from 3% to 9%. There was approximately $7.6 million and $19.4 million available for borrowing at October 31, 2004 and 2003, respectively.

        Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2005	$31,308
2006	2,828
2007	24,972
2008	200,309
2009	776
Thereafter	2,109

$262,302

        Cash paid for interest during fiscal 2004, 2003 and 2002 was approximately $24.1 million, $24.0 million and $23.6 million, respectively.

        The Company capitalized costs associated with the issuance of the credit facility and the Senior Subordinated Notes. These costs are amortized on a straight-line basis over the term of the debt agreements. Total amortization expenses were $1.3 million for each of the fiscal years ending 2004, 2003 and 2002, respectively.

        The Company guarantees certain debt of its foreign subsidiaries aggregating approximately $8.3 million and $7.5 million at October 31, 2004 and 2003, respectively. At October 31, 2004, there are no existing events of default that would require the Company to satisfy these guarantees.

        The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with similar terms and the same remaining maturities. The fair value of the Senior Subordinated Notes at October 31, 2004 and 2003 was $204.5 million and $205.5 million, respectively. The Company believes that the stated values of the Company's remaining debt instruments approximate their estimated fair values.

(7)   FINANCIAL INSTRUMENTS:

        The Company enters into derivative financial instruments (principally foreign exchange forward contracts against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to offset intercompany transactions and trade sales and purchases. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual cash inflows and outflows, resulting from these transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

        The Company had a total of 32 and 35 open foreign exchange forward contracts outstanding at October 31, 2004 and 2003, respectively, with a total notional contract amount of $31.5 million and $41.2 million, respectively, all of which have maturities of less than one year. At October 31, 2004 and 2003, the net fair value of foreign exchange forward contracts were losses of $0.3 million and $1.7 million, respectively, which are included in accrued expenses in the consolidated balance sheets and other, net in the consolidated statements of operations.

        The Company also had a total of 14 and 4 cash flow hedge contracts outstanding at October 31, 2004 and 2003, respectively, with a total notional contract amount of $1.8 million and $0.6 million, respectively, all of which have maturities of less than six months. The net fair value of derivative financial instruments designated as cash flow hedges by the Company were losses of $70,000 and $91,000 at October 31, 2004 and 2003, respectively, which are included in accumulated other comprehensive income.

        While it is not the Company's intention to terminate any of these contracts, the fair values were established by obtaining quotes for each contract from financial institutions.

(8)   SHAREHOLDERS' EQUITY:

        As of October 31, 2004, the Company has three stock plans: an employee stock purchase plan and two stock option plans, which provide for the granting of options to officers, directors and key employees of the Company.

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

        Transactions under the 1995 Purchase Plan were as follows:

	Number of Shares	Purchase Price Per Share
Available at October 31, 2001	209,006
Purchased	(20,903)	$20.23-$20.37

Available at October 31, 2002	188,103
Purchased	(59,936)	$6.09-$11.11

Available at October 31, 2003	128,167
Purchased	(74,070)	$6.33-$8.20

Available at October 31, 2004	54,097

        The 1995 Stock Option Plan ("1995 Option Plan") initially provided for the granting of 500,000 options. In 1999, an amendment to the Plan was approved increasing the number of shares available for grant under the 1995 Option Plan to 1,000,000 shares. The 1995 Option Plan will terminate December 31, 2004. The 1995 Option Plan provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years, issuance of stock appreciation rights ("SARs"), restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to nonemployee directors. Under the 1995 Option Plan, options have been granted to key employees and outside directors for terms of up to ten years, at an exercise price not less than the fair value of the Company's common stock at the date of grant, with the exception of participants who were granted ISOs at 110% of the fair value because they possessed more than 10% of the voting rights of the Company's outstanding common stock at the time of grant. The options are exercisable in whole or in part at stated times up to five years from the date of grant. Under the 1995 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. As of October 31, 2004, 2003, and 2002, 276,038, 618,945 and 196,355 options, respectively, were available for grant.

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

        On June 26, 2003, the Company cancelled outstanding stock options surrendered by the reporting officers, excluding the Chief Executive Officer and Chief Financial Officer, and employees of the Company. On December 29, 2003, the reporting officers received an aggregate of 56,205 stock options (each received an amount equal to 65% of the stock options surrendered) and the employees and other officers received an aggregate of 188,736 stock options on that date (each received an amount equal to 80% of the stock options surrendered). The new stock options are for ten years from December 29, 2003, and the option exercise price of $9.30 on December 29, 2003, was the higher of the fair market value of the Company's stock on June 26, 2003 and December 29, 2003, respectively. The options will vest at the rate of 20% per year commencing December 29, 2003, with the first 20% of options granted vesting on December 29, 2004. There was no compensation expense associated with the above transactions.

        Under the 1985 Stock Option Plan ("1985 Option Plan"), 772,500 options were granted to officers, directors and employees of the Company. The 1985 Option Plan expired on October 31, 1995, except for the outstanding options at that date.

        Transactions under the Option Plans were as follows:

	1985 Option Plan	1995 Option Plan	Total Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at October 31, 2001 (258,329 options exercisable)	54,800	401,795	456,595	$17.25–51.00	$30.55
Granted at fair value	0	224,100	224,100	$16.10–34.76	$26.37
Exercised	0	(7,800)	(7,800)	$20.83–33.00	$26.44
Forfeited/Cancelled	(255)	(18,345)	(18,600)	$22.42–35.25	$29.10

Outstanding at October 31, 2002 (322,237 options exercisable)	54,545	599,750	654,295	$16.10–51.00	$29.21
Granted at fair value	0	16,500	16,500	$6.90–13.85	$8.24
Exercised	0	0	0	0	0
Forfeited/Cancelled	0	(439,090)	(439,090)	$6.90–51.00	$28.39

Outstanding at October 31, 2003 (144,805 options exercisable)	54,545	177,160	231,705	$6.90–51.00	$29.28
Granted at fair value	0	358,362	358,362	$9.30–11.74	$9.49
Exercised	0	0	0	0	0
Forfeited/Cancelled	(12,500)	(15,455)	(27,955)	$8.70–51.00	$16.46

Outstanding at October 31, 2004 (153,361 options exercisable)	42,045	520,067	562,112	$6.90–51.00	$17.30

	For the Year Ending
	October 31, 2004	October 31, 2003	October 31, 2002
Weighted average fair value of options granted during period at prices at market value	$6.62	$5.68	$16.90
Weighted average exercise price of options granted during period at prices at market value	$9.49	$8.24	$26.37

        The following table summarizes information about stock options outstanding at October 31, 2004:

Range of Exercise Prices	Number of Options Outstanding at October 31, 2004	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable at October 31, 2004	Weighted Average Exercise Price
$6.90–14.25	360,807	9.16	$9.43	2,420	$8.37
14.26–21.61	14,300.58		17.71	14,300	17.71
21.62–28.97	50,825	2.14	24.07	49,701	24.03
28.98–36.33	105,580	6.41	33.16	57,780	32.75
36.34–43.69	12,000	3.05	38.75	12,000	38.75
43.70–51.00	18,600	3.61	47.29	17,160	46.98
$6.90–51.00	562,112	7.48	$17.30	153,361	$30.20

        During its annual shareholders meeting held on April 13, 2004, the Company's shareholders' approved the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") previously adopted by the Company's Board of Directors. The 2005 Option Plan will become effective January 1, 2005, and will expire on December 31, 2014.

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

        During its annual shareholders meeting held on April 13, 2004, the Company's stockholders' also adopted the AEP Industries Inc. 2005 Employee Stock Purchase Plan ("2005 Purchase Plan") previously adopted by the Company's Board of Directors. The 2005 Purchase Plan will become effective July 1, 2005 and will expire on June 30, 2015. The Company has reserved a maximum of 250,000 shares of the Company's common stock which will be made available for purchase by eligible employees, including employee directors and officers. The 2005 Purchase Plan will operate the same manner as the 1995 Purchase Plan, as outlined above.

        During 2004, 2003 and 2002, the Company issued 154,036, 234,470 and 59,169 shares, respectively, from treasury to fund the Company's 401(k) Savings and Employee Stock Ownership Plan contribution.

        The Company's Board of Directors may direct the issuance of up to one million shares of the Company's $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(9)   PENSIONS AND RETIREMENT SAVINGS PLAN:

        The Company sponsors various retirement plans for most full-time employees. Total expense for these plans for 2004, 2003 and 2002 was $4,620,000, $5,329,000, and $3,827,000, respectively. The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its foreign locations.

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

        Effective January 1, 2001, the Company began contributing annually shares equal to 1% of a participant's compensation for the Plan year and matched 100% of the first 3% and 50% of the following 2% of each participant's 401(k) contribution with a maximum of 5% of the participant's annual compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's common stock is valued at the first ten business days of the month of February following the close of each Plan year. In 2004, 2003 and 2002, 154,036, 234,470, and 59,169 shares of Treasury Stock, respectively, were contributed. The Company has expensed approximately $1,815,000, $1,785,000, and $1,495,000 in 2004, 2003 and 2002, respectively, for the contributions under the Plan.

        The Company also sponsors defined contribution plans at selected foreign locations. The plans cover full time employees and provide for employer contributions of between 2% and 6.5% of salary or a percentage of employee contributions. The Company's contributions related to these plans for 2004, 2003 and 2002 totaled approximately $1,601,000, $2,143,000 and $1,109,000, respectively.

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

        A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on an October 31 measurement date):

	October 31,
	2004	2003
	(amounts in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$23,635	$17,435
Service cost	1,062	1,184
Interest cost	1,060	1,096
Employee contributions	501	480
Benefits and expenses paid	(316)	(186)
Curtailments	(423)	—
Settlements	(3,143)	(632)
Plan amendments	27	22
Actuarial losses (gains)	(597)	804
Foreign currency exchange rate impact	2,356	3,432

Pension benefit obligation at end of year	$24,162	$23,635

Change in plan assets:
Fair value of plan assets at beginning of year	$16,980	$14,374
Company contributions	3,573	1,741
Employee contributions	501	480
Benefit and expense payments	(314)	(818)
Settlements	(3,143)	—
Return on plan assets	1,382	(1,501)
Foreign currency exchange rate impact	1,844	2,704

Fair value of plan assets at end of year	$20,823	$16,980

Funded status and accrued pension cost:
Funded status of the plans	$(3,339)	$(6,655)
Unrecognized net actuarial loss (gain)	(2,002)	(456)
Unrecognized prior service cost	679	647
Unrecognized net transition obligation (asset)	—	—

Net pension liability recognized	$(4,662)	$(6,464)

Amounts recognized:
Prepaid benefit cost at end of year	$595	$451
Accrued pension liability at end of year	(5,902)	(7,834)
Long-term asset	454	—
Accumulated other comprehensive income	191	919

Net pension liability recognized (in other long-term liabilities)	$(4,662)	$(6,464)

        During fiscal 2004, the Company recognized a curtailment gain of $423,000 primarily related to a plan conversion in Belgium to a defined contribution plan.

        The net settlement losses in fiscal 2004 and 2003 relate primarily to the conversion of the Belgium plan to a defined contribution plan and the voluntary and involuntary termination of plan participants resulting in payments of lump sum benefits under the Italian termination indemnity program.

        The following is information for those plans with an accumulated benefit obligation ("ABO") in excess of plan assets:

	October 31,
	2004	2003
	(amounts in thousands)
ABO at end of year	$20,941	$19,185
Projected benefit obligation at end of year	22,194	20,523
Assets at end of year	18,513	14,190
Unfunded ABO at end of year	2,428	4,995
Accrued pension at end of year	(4,662)	(6,464)
Additional minimum liability	645	1,370
Long term asset	(454)	(451)
Accumulated other comprehensive income	191	919

Investment Policy:

        It is the objective of the plan sponsors to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The overall expected long-term rate of return on plan assets has been based on the expected return of equities, bonds and real estate based on the current asset allocation. The following table presents the target allocation of pension plan assets for fiscal 2005 and the weighted average actual asset allocations as of October 31, 2004 and 2003:

	October 31,
			Target Allocation
	2004	2003
Equity securities	37%	38%	41%
Debt securities	54%	53%	49%
Real estate	9%	9%	9%

Total	100%	100%	100%

        Additionally, one of the plans in Holland is insured by National Nederlanden. The asset value is the reserves held by the insurance company.

        The Company expects to contribute a total of approximately $1.0 million related to its foreign defined benefit plans during fiscal 2005.

        The expected benefit payments for foreign defined benefit plans for each fiscal year ending October 31 are as follows:

(amounts in thousands)
2005	$86
2006	776
2007	321
2008	1,552
2009	972
Next 5 fiscal years and thereafter	5,586

        The components of the net periodic pension costs for the foreign defined benefit plans are as follows:

	For the Year Ending October 31,
	2004	2003	2002
	(amounts in thousands)
Service Cost	$1,591	$1,690	$1,430
Interest Cost	1,060	1,096	835
Expected return on assets	(991)	(956)	(733)
Employee contributions	(529)	(506)	(408)
Amortization of net actuarial loss (gain)	(131)	(230)	(266)
Amortization of prior service cost	51	46	—
Other	—	22	—

Net periodic pension cost	1,051	1,162	858
Curtailments	(423)	—
Settlements	576	239	365

Total expense	$1,204	$1,401	$1,223

        The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 2004, 2003 and 2002, were as follows:

	October 31,
	2004	2003	2002
Discount rate	5%	5%	6%
Salary progression rate	3%	3%	3%
Long-term rate of return	5%	5%	6%

(10) OTHER INCOME (EXPENSE):

        For the years ended October 31, 2004, 2003 and 2002, other income (expense), net on the consolidated statements of operations consists of the following:

	October 31,
	2004	2003	2002
Foreign currency transaction losses, net	$(1,175)	$(2,515)	$(1,436)
Interest income	229	60	136
Interest income related to tax refund settlement	486	—	—
Joint venture loss, net	—	(1,038)	(165)
Other, net	48	(56)	(187)

Total	$(412)	$(3,549)	$(1,652)

(11) INCOME TAXES:

        The provision (benefit) for income taxes for continuing operations is summarized as follows:

	Year Ended October 31,
	2004	2003	2002
	(in thousands)
Current:
Federal and State	$372	$1,145	$0
Foreign	2,448	3,191	1,919

	2,820	4,336	1,919
Deferred:
Federal and State	3,605	2,683	1,729
Foreign	6,378	6,256	(2,540)

	9,983	8,939	(811)

Total provision (benefit) for income taxes for continuing operations	$12,803	$13,275	$1,108

        Undistributed earnings of the Company's foreign subsidiaries of approximately $42.2 million, $35.3 million and $21.8 million for 2004, 2003 and 2002, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings. It is not practicable to determine the tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

        The American Jobs Creation Act the ("Act") was signed into effect on October 22, 2004. The Act includes a provision which encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company may elect to take this special one-time deduction for dividends received during the year ending October 31, 2005. The Company is still in the process of evaluating the effects of the repatriation provision. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. There have been no amounts recognized under the repatriation provision to date and accordingly, there has been no effect on income tax expense (or benefit) included in these financial statements.

        The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2004 and 2003 are as follows:

	October 31,
	2004	2003
	(in thousands)
Deferred income tax assets:
Current deferred tax assets:
Allowance for doubtful accounts	$1,345	$951
Inventories	733	734
Vacation and bonus accruals	1,200	950
Net operating loss carryforwards	4,019	1,455

Total current deferred tax assets	$7,297	$4,090
Non-current deferred tax assets:
Net operating loss carryforwards	$36,094	$60,303
Alternative minimum tax credits carryforwards	5,696	834
Capital loss carryforwards	5,949	1,337
Foreign tax credits carryforwards	2,917	348
Accrued employee benefits	588	554
Depreciation	141	806
Capitalized costs	923	923
Other	980	705

Total non-current deferred tax assets	53,288	65,810

Total gross deferred tax assets	60,585	69,900
Valuation allowance	(36,133)	(31,496)

Deferred tax asset, net of allowance	24,452	38,404
Deferred tax liabilities:
Current deferred tax liabilities:
Other	($856)	($894)

Total current deferred tax liabilities	(856)	(894)
Non-current deferred tax liabilities:
Depreciation	(16,059)	(20,790)
Accrued employee benefits	(783)	(546)
Other	(524)	(390)

Total deferred tax liabilities	(17,366)	(21,726)

Total gross deferred tax liabilities	(18,222)	(22,620)

Net deferred tax asset	$6,230	$15,784

        The Company reduced goodwill by approximately $1.4 million in fiscal 2004, $1.4 million in fiscal 2003, and $1.9 million in fiscal 2002 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging ("BGP") business in fiscal 1996.

        At October 31, 2004, the Company has approximately $123.5 million of total net operating losses, $32.5 million of which expire in the years 2005 through 2009, $21.1 million of which expire in the years 2012 through 2030, and $69.9 million which can be carried forward indefinitely. The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Included in the $123.5 million above are approximately $12.1 million of federal and $8.9 million of state net operating losses in the United States available to be carried forward, which will begin expiring in the year 2012.

        At October 31, 2004, the Company has approximately $15.7 million of capital loss carryforwards, which expire in the years 2006 and 2008. The benefits of the carryforwards are dependent on capital gain income, and accordingly, a full valuation allowance has been provided by management since it has determined that it is more likely than not that the capital loss carryforwards will not be utilized.

        The net change in the valuation allowance from October 31, 2003 to October 31, 2004 was an increase of $4.6 million. The change included an increase of $5.9 million relating to capital loss carryforwards, a decrease of $11.1 million relating to expiring or relinquished net operating losses, an increase of $2.3 million as a result of foreign exchange rate changes, and an increase of $8.2 million for current year net operating losses and additional valuation allowances booked in the current year on certain foreign deferred tax assets and net operating loss carryforwards in which the Company has determined that it is more than not that the carryforwards will not be fully utilized.

        Approximately $2.9 million of foreign tax credits remain at October 31, 2004 which expire in the years 2012 and 2013. The benefits of these credits are dependent on the United States operations generating foreign-source taxable income and a U.S. income tax liability.

        Approximately $5.6 million of alternative minimum tax credits remained at October 31, 2004 which can be carried forward indefinitely as a credit against regular tax liability. The benefits of these credits are dependent on regular income tax liability in the United States.

        Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

        A reconciliation of the provision (benefit) for income taxes on income (loss) from continuing operations to that which would be computed at the statutory rate of 34% in 2004, 2003 and 2002 is as follows:

	Year Ended October 31,
	2004	2003	2002
	(in thousands)
Provision (benefit) at statutory rate	$4,214	$(4,001)	$(281)
State tax provision, net of federal tax benefit	495	250	210
Other foreign taxes	318	259	314
Foreign branch earnings	(143)	(221)	(145)
Excludable income	(131)	305	(2,240)
Foreign Tax Rate Changes	126	718	938
Increase in valuation allowance	8,245	15,133	2,161
Effect of non-U.S. operations taxed at rates different than U.S. federal statutory rate	182	(43)	(265)
Other, net	(503)	875	416

Provision for income taxes from continuing operations	$12,803	$13,275	$1,108

        During the second quarter of fiscal 2004, the examination by the Internal Revenue Service of the Company's United States income tax returns for fiscal years 1995-1998 was closed. In May 2004, the Company received a tax refund in the amount of $1.8 million plus accrued interest of $486,000, the effects of which have been recognized in the accompanying consolidated statements of operations.

        Cash paid for income taxes during fiscal 2004, 2003 and 2002 was approximately $3,739,000, $2,022,000, and $4,279,000, respectively.

(12) LEASE COMMITMENTS:

        The Company has lease agreements for several of its facilities and certain equipment expiring at various dates through October 31, 2015. Rental expense under all leases was $11,144,000, $9,592,000 and $9,226,000 for fiscal 2004, 2003 and 2002, respectively.

        Under the terms of capital leases and noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the fiscal years ending October 31,	Capital Leases	Operating Leases	Total Commitment
	(amounts in thousands)
2005	$1,613	$8,999	$10,612
2006	1,586	7,515	9,101
2007	1,543	5,231	6,774
2008	1,512	3,008	4,520
2009	102	1,811	1,913
Thereafter	0	6,807	6,807

Total minimum lease payments	6,356	$33,371	$39,727

Less: Amounts representing interest	690

Present value of minimum lease payments	5,666
Less: Current portion of obligations under capital leases	1,266

Long-term portion of obligations under capital leases	$4,400

        Included in property, plant and equipment in the consolidated balance sheets is the following:

	October 31,
	2004	2003
	(amounts in thousands)
Machinery and equipment leased under capital leases	$8,313	$4,270
Less: Accumulated depreciation	(1,540)	(397)

Net machinery and equipment leased under capital leases	$6,773	$3,873

        In December 2003, the Company entered into a capitalized lease for certain machinery and equipment in the amount of $3.5 million during fiscal 2004 in which the future lease payments are secured by cash restrictively held at a third party bank. The restricted cash at October 31, 2004 of $2.6 million is reported in other assets, the current portion of the lease is reported in accrued expenses and the long term portion of the lease obligation is reported in other long-term liabilities in the consolidated balance sheets.

        During fiscal 2003, the Company entered into two capital leases totaling $4.0 million related to manufacturing equipment. The current portion of these leases is contained in accrued liabilities and the long-term portion is contained in long term liabilities.

        Net interest paid as part of the capitalized lease obligations was approximately $283,000, $194,000 and $0 during 2004, 2003 and 2002, respectively.

(13) COMMITMENTS AND CONTINGENCIES:

Employment Contracts:

        On October 11, 1996, the Company entered into employment agreements with the Chairman of the Board, President and Chief Executive Officer and with the Executive Vice President, Finance and Chief Financial Officer of the Company. The original agreements had a term of five years with a base salary of $500,000 for the Chairman and $240,000 for the Executive Vice President, Finance. The term of each of the agreements was extended from year to year thereafter through October 10, 2004. The base salary was increased each year by a percentage equal to the percentage increase, if any, in the consumer price index. The employment agreements provided that each individual may be terminated without cause prior to the expiration of the agreement, and in such case, such person was entitled to severance payments equal to two times the sum of the annual base salary then in effect plus the bonus earned for the immediately preceding year, payable over a two-year period. Under New Jersey law the employment agreements are continued as "at-will" agreements after the expiration date.

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

Contingencies:

        In fiscal 2001, the European Commission served the Company's Holland subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company has cooperated with the European Commission in its investigation. The Company's last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter, and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company's Holland subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

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

(14) QUARTERLY FINANCIAL DATA (UNAUDITED):

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2004
Net sales	$185,051	$201,479	$204,872	$219,580
Gross profit	$32,065	$36,812	$34,593	$39,427
Income (loss) from continuing operations	$(679)	$1,077	$(1,918)	$1,112
Discontinued operations	$(127)	$(1,870)	$(9,654)	$(5,474)
Net loss	$(806)	$(793)	$(11,572)	$(4,362)
Earnings (loss) per common share—basic and diluted:
Income/(loss) from continuing operations	$(0.08)	$0.13	$(0.23)	$0.13
Loss from discontinued operations	$(0.02)	$(0.22)	$(1.15)	$(0.65)
Net loss per common share	$(0.10)	$(0.10)	$(1.38)	$(0.52)
2003
Net sales	$166,816	$187,214	$186,160	$204,822
Gross profit	$28,454	$31,373	$29,443	$38,967
Loss from continuing operations	$(4,033)	$(3,000)	$(2,122)	$(15,889)
Discontinued operations	$(173)	$(396)	$89	$6
Net loss	$(4,206)	$(3,396)	$(2,033)	$(15,883)
Earnings (loss) per common share—basic and diluted:
Loss from continuing operations	$(0.51)	$(0.37)	$(0.26)	$(1.94)
(Loss)/income from discontinued operations	$(0.02)	$(0.05)	$0.01	$0.00
Net loss per common share	$(0.53)	$(0.42)	$(0.25)	$(1.94)

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

        Information about the Company's operations by geographical area, with United States and Canada stated separately as of, and for the years ended, October 31, 2004, 2003 and 2002, respectively, is as follows:

	North America
				Asia/ Pacific	Discontinued Spanish Operations
	United States	Canada	Europe			Total
	(in thousands)
2004
Sales—external customers	$481,472	$45,308	$147,997	$136,205	$0	$810,982
Intersegment sales	18,488	3,460	31	0	0	21,979
Gross profit	99,435	10,783	15,235	17,444	0	142,897
Operating income (loss) from continuing operations	31,440	5,884	(1,520)	2,607	0	38,411
Interest income	501	4	141	69	0	715
Interest expense	22,635	18	1,541	1,410	0	25,604
Depreciation and amortization	14,585	1,109	6,819	8,362	0	30,875
Provision (benefit) for income tax	4,227	1,873	376	6,327	0	12,803
Net income (loss)	9,564	3,167	(6,366)	(6,773)	(17,125)	(17,533)
Provision for losses on accounts receivable and inventories	600	1	1,033	95	0	1,729
Segment assets	207,208	34,151	102,308	102,407	6,049	452,123
Capital expenditures	6,945	388	1,364	10,446	0	19,143
	North America
				Asia/ Pacific	Discontinued Spanish Operations
	United States	Canada	Europe			Total
	(in thousands)
2003
Sales—external customers	$418,021	$44,076	$160,520	$122,395	$0	$745,012
Intersegment sales	18,472	3,911	576	0	0	22,959
Gross profit	85,032	10,042	16,872	16,291	0	128,237
Operating income (loss) from continuing operations	21,676	4,739	(18,075)	2,906	0	11,246
Interest income	24	1	14	21	0	60
Interest expense	23,362	333	1,093	626	0	25,414
Depreciation and amortization	15,654	1,081	7,997	6,724	0	31,456
Provision (benefit) for income taxes	3,826	1,291	7,878	280	0	13,275
Net income (loss)	(3,014)	2,198	(28,784)	4,082	0	(25,518)
Provision for losses on accounts receivable and inventories	750	88	4,507	518	0	5,863
Segment assets	209,494	25,838	108,700	98,681	14,612	457,325
Capital expenditures	6,744	213	3,288	5,920	0	16,165

	North America
				Asia/ Pacific	Discontinued Spanish Operations
	United States	Canada	Europe			Total
	(in thousands)
2002
Sales—external customers	$371,604	$37,104	$141,554	$98,854	$0	$649,116
Intersegment sales	16,810	3,852	3,537	0	0	24,199
Gross profit	83,603	7,699	19,129	9,992	0	120,423
Operating income (loss) from continuing operations	21,855	3,296	(5,273)	(762)	0	19,116
Interest income	17	14	17	88	0	136
Interest expense	24,028	259	558	270	0	25,115
Depreciation and amortization	15,520	976	6,610	5,173	0	28,279
Provision (benefit) for income taxes	1,729	802	(428)	(995)	0	1,108
Net income (loss)	3,365	1,138	(10,324)	4,052	0	(1,769)
Provision for losses on accounts receivable and inventories	375	41	2,211	405	0	3,032
Segment assets	224,215	24,277	122,012	83,074	15,470	469,048
Capital expenditures	7,577	134	8,114	5,967	0	21,792

        Income from operations includes all costs and expenses directly related to the geographical area. Identifiable assets are those used in each segment's operations.

        No single customer accounted for more than 10% of sales in any year.

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

        Comprehensive income includes net income plus all other changes in equity from non-owner sources (e.g., foreign currency translation adjustments, pension plan minimum liability and unrealized gains and losses from derivative instruments). The accumulated balances at October 31, related to each component of accumulated other comprehensive loss are as follows:

	2004	2003	2002
Foreign currency translation adjustments	$(12,011)	$(24,588)	$(36,609)
Unrealized loss on cash flow hedges	$(70)	$(91)	$(11)
Pension plans minimum liability	$(191)	$(919)	$(1,013)

	$(12,272)	$(25,598)	$(37,633)

(17) RELATED PARTY TRANSACTIONS:

        In connection with the acquisition of the Borden Global Packaging business, the Company and Borden, Inc., a major shareholder of the Company, entered into a Governance Agreement, dated as of June 20, 1996, with respect to certain matters relating to the corporate governance of the Company. The Governance Agreement provides that the Board of Directors shall initially consist of ten members. Borden is entitled to designate four persons to serve on the Board, subject to reduction in the event that Borden's stockholdings are reduced below 25% of the outstanding common stock of the Company, and to participate in the selection of one independent director so long as Borden's stockholdings remain greater than 10%. Apollo Management, L.P. is the indirect owner of Borden. The Governance Agreement also provides that Borden will have certain rights to designate directors to serve on specified committees of the Board of Directors, that the approval of a number of directors that represent at least 66 2/3% of the total number of directors will be required on certain specific Board actions, and that as long as Borden owns 25% or more of the Company's outstanding shares, a Borden-designated director must be part of the 66 2/3% majority. The Governance Agreement also provides Borden with preemptive rights to purchase additional shares (with certain specified exceptions) in order to maintain its percentage ownership of the Company's outstanding shares so long as Borden holds at least 20% of the Company's outstanding shares.

        There were no transactions between the Company and Borden during fiscal years 2004, 2003 and 2002.

        During 2004, 2003 and 2002, $216,657, $201,174 and $382,751, respectively, was paid to Warshaw, Burstein Cohen, Schlesinger and Kuh, LLP the Company's outside legal firm in which Paul E. Gelbard, a member of the Board of Directors, is a partner.

        The Company had a consulting arrangement with Lee Stewart and paid him $7,000 during fiscal 2003. Mr. Stewart is a member of the Board of Directors of the Company.

        During 2004, 2003 and 2002, $80,549, $136,142 and $69,328, was paid to D.E. Smith Corp., owned by the son-in-law of the Chief Financial Officer, for the production of the Company's Annual Report and the production of marketing brochures.

        During 2004, 2003 and 2002, $28,261, $22,422 and $56,819, was paid to Omni Products, owned by the cousin of the Chief Executive Officer, for printing costs.

(18) ACQUISITION AND DISPOSALS OF EQUITY INTERESTS AND PROPERTY:

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

        On November 2, 2001, the Company acquired for approximately $9.3 million (after working capital adjustments), all the shares of the New Zealand and Australian flexible packaging businesses of Visypak Operations PTY Limited ("Visypak") in order to expand market share in the Asia/Pacific region. Immediately following the transaction, the Company combined its Liquipac (bag-in-box) business with the liquibag systems business, which was part of the businesses it had acquired from Visypak into a joint venture company, and sold 49.9% of the new company to DS Smith (UK) Limited, a wholly-owned subsidiary of DS Smith, Plc., for approximately $8.9 million, resulting in a net gain of $6.8 million. The venture was operated in coordination with DS Smith's worldwide "Rapak" business.

The Company did not have an effective controlling voting interest in this venture and as a result its investment was accounted for under the equity method of accounting.

        A summary of the transactions is outlined below:

(amounts in millions)
Fair values of Visypak:
Net assets acquired
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

(19) LIQUIDATION OF FABBRICA ITALIAN ARTICOLI PLASTICI SpA

        On September 22, 2003, the Board of Directors of the Company's Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA ("FIAP"), because of its continued losses.

        FIAP manufactured flexible packaging, primarily thin PVC film for twist wrapping and general over wrap. The Company does not believe the activities of FIAP represent a separate major line or component of its business or separate class of customers as production and sale of similar products are done in other AEP European facilities. The Company's other facilities are expected to continue to produce and supply some of FIAP's customers. As a result, the Company did not record the losses associated with the shut down as a discontinued operation and has included the loss within operating expenses of its consolidated statement of operations.

        During fiscal 2003, the Company recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP based on its best estimates in establishing asset impairment charges, allowances, asset writedowns and reserves needed as a result of the voluntary liquidation of FIAP and are described in the following table:

	Provision Charged to Expense in Fiscal 2003	Costs Paid in Fiscal 2003	Balance at October 31, 2003	Payments/ Utilization	Reversal of Provision	Other(d)	Balance at October 31, 2004
	(amounts in thousands)
Accounts receivable impairment(a)	$2,360		$2,360	$(909)	$(1,451)	$—	$—

Inventories impairment(b)	232		232	(174)	(58)	—	—

Reserve for subsidiary shutdown(c):
Machinery and equipment impairment	5,769		5,769	(5,769)	—	—	—
Other current assets impairment	160		160	(160)	—	—	—
Reserve for employee termination costs	3,112	$(2,017)	1,095	(1,243)	—	148	—
Reserve for agent contracts	725		725	(482)	—	(243)	—
Reserve for customer claims	580		580	—	(450)	(130)	—
Reserve for non-compete agreements	—		—	(136)	—	252	116
Reserve for other costs	348		348	(176)	(62)	204	314

Subtotal	$10,694	$(2,017)	$8,677	$(7,966)	$(512)	$231	$430

Total shut down provision	$13,286	$(2,017)	$11,269	$(9,049)	$(2,021)	$231	$430

(a)
Provision and reversal recorded in general and administrative expense in the consolidated statements of operations.

(b)
Provision and reversal recorded in cost of sales in the consolidated statements of operations.

(c)
Provision and reversal recorded in subsidiary shutdown costs in the consolidated statements of operations.

(d)
Includes effects of foreign exchange fluctuation.

        The Company had estimated the net realizable value of accounts receivable based on an analysis of collections made subsequent to October 31, 2003, as well as an assessment of the collectibility of the remaining customer balances for which payment has yet to be received. Due to better-than-expected collections, the Company had excess allowance for doubtful accounts and reversed $1.5 million to general and administrative expenses during the fourth quarter of 2004.

        The write-down of inventories was determined based on an analysis of sales made subsequent to October 31, 2003, and estimates regarding the net realizable value of inventory remaining to be sold. Due to better than expected sales of the inventory, the Company reversed $0.1 million to cost of sales during the fourth quarter of fiscal 2004.

        The Company estimated the net realizable value of machinery and equipment based on sales made subsequent to October 31, 2003, and an estimate of the net realizable value of machinery and equipment remaining to be sold based on third party offers received to date. At October 31, 2004, approximately $1.2 million of machinery remains and is classified within assets held for sale in the consolidated balance sheets. The machinery has been sold in fiscal 2005 and is currently being dismantled and is expected to be shipped to its buyer during the second quarter of 2005.

        Employee termination benefits related to the severance of 163 employees in the Italian manufacturing facility were determined based on negotiations with the local Italian union. The agreement with the Italian union was comprised of three items: compliance with the Italian government requiring a social plan payout of approximately $977,000 which was paid in September and October of 2003; an exit bonus for each Italian employee negotiated between the Company and the union totaling $1,040,000 which was paid in September and October of 2003; and payment of the termination accrued indemnity fund, a statutorily determined amount in which the Company had accrued monthly. The accrued amount at September 22, 2003 was approximately $2.7 million; $580,000 of this amount was paid in October 2003 with the remaining balance paid in fiscal 2004. Additionally, as part of the shutdown of the FIAP facility in Italy, the company had closed it FIAP sales office located in Meudon, France. All five employees have been terminated. The severance package, as required by statutory law, was $1,250,000 and was paid during the first quarter of fiscal 2004.

        The reserve for agent contracts was determined by settled amounts between the Company and the agents after October 31, 2003. Approximately $0.5 million was paid during fiscal 2004 in full and final settlement. The remaining reserve amount was utilized for non-compete agreements. The Company has three non-compete agreements outstanding at October 31, 2004. The last payment is expected to be made on September 30, 2006, in accordance with the agreements.

        At October 31, 2003, certain customers have issued legal claims against the Company asserting disruption of their business due to the shutdown of FIAP. Legal estimates of the costs to settle these cases were approximately $580,000. At October 31, 2004, all customer claims have been resolved with approximately $0.5 million reversed to general and administrative expenses during the fourth quarter of 2004.

        Other costs relate to other litigation claims made against the Company and represent the Company's best estimate of the settlement cost.

        The Company had not recorded a tax benefit for the above charges or for the pre-tax losses of FIAP as management believed it was more likely than not that the Company's tax losses will expire unused and as a result, a valuation allowance for the full tax benefit had been made.

        The following information summarizes the results of operations of FIAP, excluding the above charges and reversals, included in the consolidated statements of operations:

	For the Year Ended October 31, 2004	For the Year Ended October 31, 2003	For the Year Ended October 31, 2002
	(in thousands)
Net sales	$1,962	$25,506	$24,616
Gross (loss)/profit	(350)	922	3,517
Operating loss	(1,478)	(4,491)	(2,327)
Net income (loss)	$(1,415)	$(4,807)	$(2,598)

        At October 31, 2004, the liquidation of FIAP is substantially completed except for the sale of the land and building. The Company does, however, expect to incur additional expenses in fiscal 2005. These expenses relate to the salaries of contracted people who will assist in the dismantling and shipping of the machinery, security costs, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimates at October 31, 2004, these costs to be approximately $0.3 million.

        Net assets held for sale include machinery, land and buildings for the FIAP location. Fair value is based on estimated proceeds from the sale of the machinery and facility utilizing recent buy offers and data obtained from commercial real estate broker less cost to sell. No book gains or losses are expected on these sales. Sale of the FIAP land and building is expected to be completed during fiscal 2005.

        At the completion of the sale of the FIAP land and building the Company, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", expects to charge operations for the accumulated translation adjustment component of FIAP's equity. At October 31, 2004, the FIAP accumulated translation loss included in accumulated other comprehensive loss was approximately $9.7 million.

(20) DISCONTINUED OPERATIONS

        In July 2004, the Company's management approved a plan to dispose of its Spanish subsidiary, a component of the Company's European segment, because of its continued losses. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004 and on July 26, 2004 placed its Spanish subsidiary in a Suspension of Payments status under Spanish law. The Spanish subsidiary manufactures a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Spanish subsidiary has been accounted for as a discontinued operation and, accordingly, its assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all years presented. The loss from disposition includes the write-down of machinery and equipment of $5.3 million to its estimated net realizable value less cost to sell.

        Prior to the decision to dispose of the Spanish subsidiary, it had an accumulated foreign currency translation loss of $4.6 million, which was carried as a reduction of accumulated other comprehensive loss, part of consolidated shareholders' equity. In accordance with SFAS No. 52, this amount has also been included in the determination of the loss from disposition.

        After failed attempts to sell the Spanish operations, management has placed the operation in liquidation and commenced the sale of the subsidiary's assets and settlement of its liabilities, including repayment of $1.1 million of subsidiary debt by the U.S. parent pursuant to a guarantee. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, the Company recorded during the fourth quarter of 2004 a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million of which $2.4 million has been paid by October 31, 2004 and a liability for lease termination of $0.9 million has been recorded in liabilities of discontinued operations in the consolidated balance sheets and in the loss from discontinued operations. The loss from discontinued operations also includes a valuation allowance of $1.6 million on deferred tax assets arising from net operating loss carryforwards of the Spanish subsidiary, we previously determined would not be utilized in the second quarter of fiscal 2004.

        Condensed financial information related to the discontinued operations of the Spanish subsidiary, excluding adjustments included in loss from disposition noted above, is as follows:

	For the Year Ending
	October 31, 2004	October 31, 2003	October 31, 2002
	(in thousands)
Net sales	$14,563	$14,461	$11,462
Gross profit	1,596	1,337	2,063
Operating loss from Spanish operation	(5,799)	(1,622)	(271)
Pre-tax loss	(5,707)	(1,270)	(377)
Net (loss) income	$(7,263)	$(474)	$166

        Asset and liabilities to be disposed of are comprised of the following at October 31, 2004:

(in thousands)
Assets:
Cash	$1,601
Accounts receivable	2,532
Inventories	342
Machinery and equipment	1,000
Other assets	574

Total Assets	$6,049

Liabilities:
Accounts payable	3,935
Accrued expenses	2,904

Total liabilities	$6,839

        The Company expects the sale of the assets and settlement of the liabilities to be completed during fiscal 2005.

AEP INDUSTRIES INC.
INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULES:

        II Valuation and Qualifying Accounts

        Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC. SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004
(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deductions From Reserves (a)	Other	Balance at End of Year
YEAR ENDED OCTOBER 31, 2004:
Allowance for doubtful accounts	$9,896	$969	$4,986	$246	$6,125
Inventories	$3,809	$760	$1,719	$285	$3,135
Reserve for restructuring	$—	$—	$—	$—	$—
YEAR ENDED OCTOBER 31, 2003:
Allowance for doubtful accounts	$6,448	$3,860	$978	$566	$9,896
Inventories	$2,870	$2,003	$1,429	$365	$3,809
Reserve for restructuring	$116	$300	$416	$—	$—
YEAR ENDED OCTOBER 31, 2002:
Allowance for doubtful accounts	$5,489	$1,286	$583	$256	$6,448
Inventories	$1,568	$1,746	$927	$483	$2,870
Reserve for restructuring	$150	$51	$85	$—	$116

(a)
Deductions from allowance for doubtful accounts include reversal of provision in Fiscal 2004 of approximately $1.5 million.

(b)
The above table does not include the discontinued operation.

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

AEP INDUSTRIES INC.
Dated: January 31, 2005	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AEP INDUSTRIES INC.
Dated: January 31, 2005	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer

Dated: January 31, 2005	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Principal Financial Officer and Director

Dated: January 31, 2005	By:	/s/ LAWRENCE R. NOLL Lawrence R. Noll Vice President and Controller, Principal Accounting Officer

Dated: January 31, 2005	By:	/s/ KENNETH AVIA Kenneth Avia Director

Dated: January 31, 2005	By:	/s/ MATTHEW CONSTANTINO Matthew Constantino Director

Dated: January 31, 2005	By:	/s/ RICHARD E. DAVIS Richard E. Davis Director

Dated: January 31, 2005	By:	/s/ PAUL E. GELBARD Paul E. Gelbard Director

Dated: January 31, 2005	By:	/s/ ERIC L. PRESS Eric L. Press Director

Dated: January 31, 2005	By:	/s/ ROBERT SEMINARA Robert Seminara Director

Dated: January 31, 2005	By:	/s/ LEE C. STEWART Lee C. Stewart Director

Dated: January 31, 2005	By:	/s/ JORDAN C. ZAKEN Jordan C. Zaken Director

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Page
3(a)	Restated Certificate of Incorporation of the Company as filed April 11, 1997 (incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997)
3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K, dated October 11, 1996)
10(a)	1985 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(mm) to Amendment No. 2 to the Registration Statement on Form S-1, No. 33-2242)
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
Loan and Security Agreement, dated as of November 20, 2001, among the Company, the Congress Financial Corporation, as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K, dated December 5, 2001)
10(g)(1)
Purchase Agreement, dated as of June 20, 1996, without exhibits, between the Company and Borden, Inc. (incorporated by reference to Exhibit C-1 to Registrant's Current Report on Form 8-K, dated June 20, 1996)
10(g)(2)
Amendment No. 1, dated as of October 11, 1996, to the Purchase Agreement, dated as of June 20, 1996, between the Company and Borden, Inc. (incorporated by reference to Exhibit 1(b) to Registrant's Current Report on Form 8-K, dated October 11, 1996)
10(g)(3)
Combined Financial Statements of Borden Global Packaging Operations as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 (incorporated by reference to Annex F to Registrant's Proxy Statement, dated September 11, 1996)
10(h)(1)
Governance Agreement, dated as of June 20, 1996, without exhibits, between the Company and Borden, Inc. (incorporated by reference to Exhibit C-2 to Registrant's Current Report on Form 8-K, dated June 20, 1996)
10(h)(2)
Amendment No. 1, dated as of October 11, 1996, to the Governance Agreement, dated as of June 20, 1996, between the Company and Borden, Inc. (incorporated by reference to Exhibit 2(b) to Registrant's Current Report on Form 8- K, dated October 11, 1996)

10(i)(1)*
Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996)
10(i)(2)*
Amendment No. 1, dated October 10, 2001, to the Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(i)(2) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2001)
10(i)(3)*
Amendment No. 2, dated October 9, 2002, to the Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(i)(3) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2002)
10(i)(4)*
Amendment No. 3, dated October 10, 2003, to the Employment Agreement, dated as of October 11, 1996, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10(i)(4) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2003)
10(j)(1)*
Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996)
10(j)(2)*
Amendment No. 1, dated October 10, 2001, to Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10(j)(2) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2001)
10(j)(3)*
Amendment No. 2, dated October 9, 2002, to the Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10(j)(3) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2002)
10(j)(4)*
Amendment No. 3, dated October 10, 2003, to the Employment Agreement, dated as of October 11, 1996, between the Company and Paul M. Feeney Barba (incorporated by reference to Exhibit 10(j)(4) to Registrant's Annual Report on Form 10-K for the year ended October 31, 2003)
10(k)
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
21	List of subsidiaries of AEP Industries Inc. at January 28, 2005.
23	Consent of KPMG LLP
24	Power of Attorney (see "Power of Attorney" on signature page)
31	Executive Officers 302 Certifications
32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Annual Report.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2004 AND 2003 (in thousands, except share and per share amounts)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002 (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002 (in thousands)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002 (in thousands)
AEP INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AEP INDUSTRIES INC. INDEX TO FINANCIAL STATEMENT SCHEDULES
AEP INDUSTRIES INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED OCTOBER 31, 2004 (in thousands)
POWER OF ATTORNEY
SIGNATURES
INDEX TO EXHIBITS