Form 10-Q
period 2005-01-31
AEP INDUSTRIES INC
filed 2005-03-17
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2005
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock		Shares Outstanding at March 4, 2005
$	..01 Par Value	8,520,222

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	January 31, 2005	October 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,183	$9,557
Accounts receivable, less allowance for doubtful accounts of $5,962 and $5,836 in 2005 and 2004, respectively	97,538	101,879
Inventories, net	93,847	80,192
Deferred income taxes	5,216	5,013
Other current assets	11,645	9,092
Assets held for sale	7,226	7,092
Assets of discontinued operations	19,763	22,285

Total current assets	238,418	235,110

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $253,141 in 2005 and $245,139 in 2004	174,120	172,287
GOODWILL	29,348	29,693
DEFERRED INCOME TAXES	3,273	4,116
OTHER ASSETS	10,621	10,917

Total assets	$455,780	$452,123

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$26,837	$27,772
Accounts payable	58,816	65,345
Accrued expenses	36,996	49,313
Liabilities of discontinued operations	18,633	19,011

Total current liabilities	141,282	161,441
LONG-TERM DEBT	254,647	230,994
DEFERRED TAX LIABILITY	2,341	2,210
OTHER LONG-TERM LIABILITIES	10,495	9,119

Total liabilities	408,765	403,764

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,624,178 and 10,592,125 shares issued in 2005 and 2004, respectively	106	106
Additional paid-in capital	98,193	97,899
Treasury stock at cost, 2,187,275 shares in 2005 and 2004	(48,585)	(48,585)
Retained earnings	4,714	11,211
Accumulated other comprehensive loss	(7,413)	(12,272)

Total shareholders' equity	47,015	48,359

Total liabilities and shareholders' equity	$455,780	$452,123

The accompanying notes to the consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended January 31,
	2005	2004
NET SALES	$217,389	$177,742
COST OF SALES	184,464	147,031

Gross profit	32,925	30,711

OPERATING EXPENSES
Delivery	8,791	8,058
Selling	9,332	9,398
General and administrative	8,315	6,412

Total operating expenses	26,438	23,868

OTHER OPERATING INCOME (EXPENSE)
Gain (loss) on sales equipment, net	142	(3)

Operating income from continuing operations	6,629	6,840
OTHER INCOME (EXPENSE):
Interest expense	(6,694)	(6,349)
Other, net	(275)	95

	(6,969)	(6,254)

Income (loss) from continuing operations before provision for income taxes	(340)	586
PROVISION FOR INCOME TAXES	1,080	1,329

Loss from continuing operations	(1,420)	(743)

DISCONTINUED OPERATIONS:
Pre-tax loss from operations	(339)	(270)
Loss from disposition	(4,719)	0
Income tax provision (benefit)	19	(207)

Loss from discontinued operations	(5,077)	(63)

Net loss	$(6,497)	$(806)

EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Loss from continuing operations	$(0.17)	$(0.09)
Loss from discontinued operations	$(0.60)	$(0.01)
Total net loss per common share	$(0.77)	$(0.10)
	For the Three Months Ended January 31,
	2005	2004
Consolidated Statements of Other Comprehensive Income (Loss):
Net loss	$(6,497)	$(806)
Other comprehensive income:
Write-off of accumulated foreign currency translation adjustments related to discontinued operations	2,511	—
Foreign currency translation adjustments	2,286	5,861
Unrealized gain on cash flow hedges	62	270

Comprehensive (loss) income	$(1,638)	$5,325

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,420)	$(743)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,519	7,695
Amortization of debt fees	326	326
ESOP expense	550	442
Change in LIFO Reserve	8,103	140
(Gain) loss on sale of equipment	(142)	3
Provision for losses on accounts receivable and inventories	638	267
Change in deferred income taxes	108	385
Changes in operating assets and liabilities, net of acquisition of businesses:
Decrease in accounts receivable	5,132	13,547
Increase in inventories	(21,179)	(6,566)
Increase in other current assets	(2,386)	(1,597)
(Increase) decrease in other assets	(368)	1,269
Decrease in accounts payable	(7,174)	(15,077)
Decrease in accrued expenses	(12,247)	(12,011)
Increase (decrease) in other long-term liabilities	168	(1,320)

Net cash used in operating activities	(22,372)	(13,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,931)	(1,256)
Proceeds from sales of equipment	259	71
Proceeds from sales of net assets held for sale	—	1,609

Net cash (used in) provided by investing activities	(5,672)	424

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of credit facility	23,504	15,084
Repayments of Pennsylvania Industrial Loans	(90)	(88)
Net borrowings (repayments) of foreign bank borrowings	(1,712)	2,915
Payments for capital leases	(649)	(161)
Decrease in restricted cash related to capital lease agreement	407	—
Proceeds from issuance of common stock	294	291

Net cash provided by financing activities	21,754	18,041
NET CASH PROVIDED BY/ (USED IN) DISCONTINUED OPERATIONS	316	(1,584)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(400)	(1,964)

Net (decrease) increase in cash	(6,374)	1,677
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,557	3,784

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,183	$5,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,137	$10,918

Cash paid during the period for income taxes	$1,168	$1,448

Capital expenditures related to capital lease	$2,469	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Summary of Significant Accounting Policies

        The consolidated financial information included herein has been prepared by the Company without audit, for filing with the U.S. Securities and Exchange Commission pursuant to the rules and regulations of the Commission.

        The consolidated financial statements include the accounts of AEP Industries Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2005, the results of operations for the three months ended January 31, 2005 and 2004, and cash flows for the three months ended January 31, 2005 and 2004, have been made. The results of operations for the three months ended January 31, 2005, are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts related to the discontinued operations of the Company's Spanish, Termofilm (Italy) and French businesses (see Note 11) have been reclassified to conform to the current period's presentation.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004, filed with the U.S. Securities and Exchange Commission on January 31, 2005.

(2)    Earnings Per Share (EPS)

        Basic earnings per share ("EPS") are calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended January 31, 2005 and 2004, was 8,412,488 and 8,189,206, respectively. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method. Because of the losses from continuing operations for the three months ended January 31, 2005 and 2004, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive. At January 31, 2005 and 2004, the Company had 546,455 and 559,987 stock options outstanding, respectively, that could potentially dilute basic earnings per share in future periods that have income from continuing operations.

(3)    Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	January 31, 2005	October 31, 2004
	(in thousands)
Raw materials	$28,576	$22,201
Finished goods	65,829	58,435
Supplies	2,215	2,146

	96,620	82,782
Less: Inventory reserve	2,773	2,590

Inventories, net	$93,847	$80,192

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 57% and 50% of total inventories at January 31, 2005 and October 31, 2004, respectively. Inventories would have been increased by $18.8 million and $10.7 million at January 31, 2005 and October 31, 2004, respectively, if the first-in first-out (FIFO) method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)    Other Income (Expense)

        For the three months ended January 31, 2005 and 2004, other income (expense), net in the consolidated statements of operations consists of the following:

	For the three months ended January 31,
Income (expense)
	2005	2004
	(in thousands)
Foreign currency exchange losses	$(318)	$(10)
Interest income	62	25
Other miscellaneous	(19)	80

Total	$(275)	$95

(5)    Segment and Geographic Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in three geographical regions, North America, Europe and Asia/Pacific.

        Information about the Company's operations (excluding the discontinued operations of the Spanish, French and Termofilm subsidiaries—See Note 11 for further information) by geographical area, with United States and Canada stated separately, for the three months ended January 31, 2005 and 2004, respectively, is as follows:

	North America
For the three months ended January 31, 2005				Asia/ Pacific
	United States	Canada	Europe		Total
	(in thousands)
Sales—external customers	$135,221	$11,457	$34,910	$35,801	$217,389
Intersegment sales	4,898	1,187	—	—	6,085
Operating income (loss) from continuing operations	6,009	1,740	(544)	(576)	6,629
	North America
For the three months ended January 31, 2004				Asia/ Pacific
	United States	Canada	Europe		Total
	(in thousands)
Sales—external customers	$104,573	$10,027	$29,222	$33,920	$177,742
Intersegment sales	3,737	768	31	—	4,536
Operating income (loss) from continuing operations	4,865	1,821	(984)	1,138	6,840

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

        The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on asset or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities"; therefore any changes in fair value of these contracts are recorded in other income (expense), net in the consolidated statements of operations. These foreign exchange forward contracts are recorded in the consolidated balance sheets at fair value.

        The Company records all of its cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS No. 138 and SFAS No. 149. For a derivative designated and qualifying as a cash flow hedge of anticipated foreign currency denominated transactions or interest on debt instruments, the effective portions of changes in the fair value of the derivative are recorded in accumulated comprehensive income (loss) in shareholders' equity and are recognized in net income (loss) when the hedged item affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations. For the three months period ended January 31, 2005 and 2004, the changes in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $62,000 and $270,000, respectively, which is included in accumulated other comprehensive income (loss).

(7)    Shareholders' Equity

        The Company does not recognize compensation expense relating to employee stock options because options are only granted with an exercise price at least equal to the fair value of the Company's common stock on the effective date of the grant. If the Company had elected to recognize compensation expense using a fair value approach and, therefore, determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net loss and loss per share would have been as follows:

	For the three months ended January 31,
	2005	2004
	(in thousands)
Net loss, as reported	$(6,497)	$(806)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(167)	(169)

Pro forma net loss	$(6,664)	$(975)

Earnings per share:
Basic loss per share, as reported	$(0.77)	$(0.10)

Basic loss per share, pro forma	$(0.79)	$(0.12)

Diluted loss per share, as reported	$(0.77)	$(0.10)

Diluted loss per share, pro forma	$(0.79)	$(0.12)

        The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	For the three months ended January 31,
	2005	2004
Risk-free interest rates	4.22%	4.24%
Expected life in years	7.5	7.5
cted volatility	65.63%	67.56%
Dividend rate	0%	0%

        The Company's 1995 Stock Option Plan expired on December 31, 2004. The Company's Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Option Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (SARs), restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to non-employee directors. Under the 2005 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The Company issued 2,000 options under this plan as of January 31, 2005.

        The Company's 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") provides for an aggregate of 300,000 shares of common stock which have been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is

85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last trading day of each six-month offering period. During the three months ended January 31, 2005 and 2004, 31,925 and 45,859 shares, respectively were purchased by employees pursuant to the 1995 Purchase Plan. The 1995 Purchase Plan expires on June 30, 2005.

        The Company's Board of Directors adopted the AEP Industries Inc. 2005 Employee Stock Purchase Plan ("2005 Purchase Plan") and the Company's shareholders approved the 2005 Purchase Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Purchase Plan will become effective July 1, 2005 and will expire on June 30, 2015. The Company has reserved a maximum of 250,000 shares of the Company's common stock which will be made available for purchase by eligible employees, including employee directors and officers under the 2005 Purchase Plan. The 2005 Purchase Plan will operate in the same manner as the 1995 Purchase Plan, as outlined above.

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

        The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the three months ended January 31,
	2005	2004
	(in thousands)
Service cost	$467	414
Interest cost	307	285
Expected return on plan assets	(307)	(246)
Employee contributions	(137)	(132)
Amortization of prior service cost	14	13
Amortization of net actuarial loss (gain)	(7)	5

Net periodic benefit cost	$337	$339

  Employer Contributions

        As of January 31, 2005, the Company contributed approximately $0.1 million to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $1.4 million to fund its foreign defined benefit pension plans in fiscal 2005 for a total of $1.5 million.

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

        The provision for income taxes for the three months ended January 31, 2005, was $1.1 million on the loss from continuing operations before the provision for income taxes of $0.3 million. The provision excludes approximately $1.1 million of tax benefits for the three months ended January 31, 2005, for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

        The provision for income taxes for the three months ended January 31, 2004, was $1.3 million on income from continuing operations before the provision for income taxes of $0.6 million. The provision excludes approximately $0.6 million of tax benefits for the three months ended January 31, 2004, for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

        The American Jobs Creation Act ("the Act") was signed into effect on October 22, 2004. The Act includes a provision which encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company may elect to take this special one-time deduction for dividends received during the year ending October 31, 2005. The Company is still in the process of evaluating the effects of the repatriation provision. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. There have been no amounts recognized under the repatriation provision to date and, accordingly, there has been no effect on income tax expense (or benefit) included in these financial statements.

(10)    Liquidation of Fabbrica Italiana Articoli Plastici SpA

        On September 22, 2003, the Board of Directors of the Company's Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA ("FIAP"), because of its continued losses.

        FIAP manufactured flexible packaging, primarily thin PCV film for twist wrapping and general over wrap. The Company does not believe the activities of FIAP represent a separate major line or component of its business or separate class of customers as production and sale of similar products are done in other AEP European facilities. The Company's other facilities continue to produce products for and supply some of FIAP's customers. As a result, the Company has not recorded the losses associated with the shut down as a discontinued operation and has included the losses in operating expenses in its consolidated statement of operations.

        During the fourth quarter of fiscal 2003, the Company recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP based on its best estimates in establishing asset impairments, allowances and asset write downs and reserves needed as a result of the voluntary liquidation of FIAP. The following is a summary of the reserves still remaining at January 31, 2005, and included in accrued expenses in the consolidated balance sheets:

	Balance at October 31, 2004	Payments	Foreign Exchange	Balance at January 31, 2005
	(amounts in thousands)
Reserve for non-compete agreements	$116	$(28)	$(1)	$87
Reserve for other costs	314	—	6	320

Total Reserves	$430	$(28)	$5	$407

        The Company has three non-compete agreements outstanding at January 31, 2005. The last payment is expected to be made on September 30, 2006, in accordance with the agreements.

        Other costs relate to litigation claims made against the Company and represent the Company's best estimate of settlement costs.

        The following information summarizes the results of operations of FIAP, excluding the above charges, included in the consolidated statements of operations:

	For the three months ended January 31, 2005	For the three months ended January 31, 2004
	(in thousands)
Net sales	$—	$1,970
Gross profit	—	26
(Loss) from operations	(334)	(362)
Net loss	$(333)	$(273)

        The liquidation of FIAP was considered substantially completed at October 31, 2004, except for the sale of the land and building. The Company does, however, expect to incur additional expenses in fiscal 2005. These expenses relate to the salaries of contracted people who will assist in the dismantling and shipping of the machinery, security costs, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimates at January 31, 2005, these costs to be approximately $0.2 million for the remainder of fiscal year 2005.

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

        At the completion of the sale of the FIAP land and building the Company, in accordance with SFAS No. 52, "Foreign Currency Translation," expects to charge operations for the accumulated translation adjustment component of FIAP's equity. At January 31, 2005, the FIAP accumulated translation loss included in accumulated other comprehensive loss was approximately $9.8 million.

(11)    Discontinued Operations

        In order to concentrate on the Company's core business, reduce costs and improve the quality of our earnings, the Company's management committed to a plan during the first quarter of fiscal 2005 to divest its French and Termofilm subsidiaries, each a component of the Company's European operations. The French subsidiary manufactures a range of products in PVC stretch film and the Termofilm subsidiary manufactures polyolefins shrink films.

        On February 10, 2005, the Company completed the disposition of the French operations. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. In addition, the Company expects the sale of Termofilm to be completed in a management-buyout arrangement during the second quarter of fiscal 2005 for approximately $2.1 million.

        In July 2004, the Company's management approved a plan to dispose of its Spanish subsidiary, a component of the Company's European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, during the fourth quarter of

2004, the Company recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million in which $2.9 million was paid by January 31, 2005, with the remaining $0.4 expected to be paid during the second quarter of fiscal 2005. A liability for estimated lease termination costs of $0.9 million had also been recorded in liabilities of discontinued operations in the consolidated balance sheets. Agreement with the lessor has been reached and the liability is $0.7 million. The additional $0.2 million has been utilized to reduce other assets to realizable value based on other developments during the quarter ended January 31, 2005.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the disposal of these subsidiaries are being accounted for as discontinued operations and, accordingly, their assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations. The estimated loss on disposition includes an impairment loss to reduce the carrying value to fair value, less costs to dispose, for the French and Termofilm subsidiaries of approximately $1.8 million and $0.4 million, respectively, based on estimated proceeds and is included in the liabilities of discontinued operations in the consolidated balance sheets.

        At January 31, 2005, the accumulated foreign currency translation losses for the French and Termofilm subsidiaries of $2.1 million and $0.2 million, respectively, have been charged to loss from disposition. In accordance with SFAS No. 52, "Foreign Currency Translation", these amounts were previously carried as a reduction of consolidated shareholders' equity and, an equal and offsetting amount was reported in accumulated other comprehensive loss. The Spanish discontinued operations foreign currency translation losses of $0.2 million for the quarter ended January 31, 2005 have been charged to loss from disposition.

        Condensed financial information related to the discontinued operations is as follows:

	For the three months ended January 31, 2005
	Spain	France	Termofilm	Total
	(in thousands)
Net sales	$132	$7,227	$1,144	$8,503
Gross profit (loss)	(110)	1,247	380	1,517
(Loss) income from operations	(132)	(240)	14	(358)
Net loss	(348)	(4,116)	(613)	(5,077)
	For the three months ended January 31, 2004
	Spain	France	Termofilm	Total
	(in thousands)
Net sales	$3,843	$6,330	$979	$11,152
Gross profit	541	1,009	345	1,895
(Loss) income from operations	(127)	—	64	(63)
Net loss (income)	(127)	—	64	(63)

        Asset and liabilities to be disposed of are comprised of the following at January 31, 2005:

	Spain	France	Termofilm	Total
	(in thousands)
Assets:
Cash	$3,829	$283	$207	$4,319
Accounts receivable	249	4,608	1,844	6,701
Inventories	156	2,827	814	3,797
Machinery and equipment	1,000	1,431	231	2,662
Other assets	244	1,491	549	2,284

Total Assets	$5,478	$10,640	$3,645	$19,763

Liabilities:
Bank borrowings	$0	$3,754	$0	$3,754
Accounts payable	3,957	3,140	664	7,761
Accrued expenses	2,330	3,139	1,649	7,118

Total Liabilities	$6,287	$10,033	$2,313	$18,633

(12)    Commitments and Contingencies

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

  Contingencies:

        In fiscal 2001, the European Commission served the Company's Netherlands subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company has cooperated with the European Commission in its investigation. The Company's last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter, and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company's Netherlands subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

        In February 2004, the Company's New Zealand subsidiary was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest, which interest was sold in May 2003. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. The Company has referred this matter to the insurance carriers that it believes are responsible to defend and indemnify its New Zealand subsidiary for the alleged liability. The insurance carriers have agreed to defend the claims subject to reservations of rights. The Company also believes it may be entitled to indemnification under various agreements. Based on developments to date, the Company believes that the outcome of this matter will not have a material adverse effect on its results of operations, financial position or liquidity.

(13)    Subsequent Events

        On February 10, 2005, the Company signed an amendment to the existing senior secured credit facility entered into with Wachovia Bank, National Association, as successor by merger to Congress Financial Corporation and certain other lenders increasing the Company's maximum borrowings under the existing senior secured credit facility from $85.0 million to $100.0 million. In addition, on February 25, 2005, the Company further amended and obtained consent under the senior credit facility to permit the tender offer and consent solicitation for the Company's Senior Subordinated Notes and increased the annual permitted amount for certain repayments of indebtedness and repurchases of securities of the Company and for certain investments from $25.0 million to $50.0 million.

        On February 10, 2005, the Company completed the sale of the French operations to an investor group in consideration for their assumption of all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings.

        On February 4, 2005, Borden Holdings LLC sold substantially all of the Company's common stock owned by it to a group of affiliated purchasers, led by Third Point LLC ("Third Point"). Prior to this sale, Borden owned approximately 25.8% of the Company's common stock. In connection with this sale, the Company entered into an agreement with Third Point and J. Brendan Barba, the Company's Chairman, President and Chief Executive Officer, concerning certain governance and other matters affecting Third Point, Mr. Barba and the Company. Among other things, the agreement requires the Company and Mr. Barba to take all actions under their control to cause, depending on the percentage of stock ownership of the Company by Third Point and its affiliated purchasers, up to two persons designated by Third Point to be appointed and elected to the Company's Board of Directors following delivery of a notice to the Company and to Mr. Barba exercising such right to designate. In addition, the agreement provides the Third Point affiliated purchasers with certain registration rights in respect of their stock in the Company that are substantially similar to the registration rights held by Borden.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. Our principal manufacturing operations are located in the United States, Canada, the Netherlands and Belgium. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. We have additional manufacturing operations in Australia and New Zealand, all of which we are in the process of marketing.

        Resin costs, depending on the product line, average between 55% and 74% of the cost of goods sold. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit. Resin pricing increased 19.6% during fiscal 2004 in North America and at a much higher rate in our European and Asia/Pacific regions. In North America, we were able to pass through these resin increases in fiscal 2004; however resin increases in the European and Asia/Pacific markets were not all passed through in fiscal 2004 due to customer resistance and to the competitive market place. During the first quarter of fiscal 2005, we had a 14.8% increase in per pound resin costs in North America and we anticipate future price increases in resin worldwide for the balance of fiscal 2005. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future.

Results of Continuing Operations

Three Months Ended January 31, 2005, as Compared to Three Months Ended January 31, 2004

Net Sales and Gross Profit

        Net sales for the three months ended January 31, 2005, increased by $39.7 million, or 22.3%, to $217.4 million from $177.7 million for the three months ended January 31, 2004. The increase in net sales included $5.3 million of positive impact of foreign exchange, $20.3 million from increased per unit selling prices and $14.1 million from the increased sales volume. Net sales in North America increased $32.1 million to $146.7 million in the first quarter of fiscal 2005 from $114.6 million in the same period in the prior fiscal year. The increase was primarily due to a 9.8% increase in sales volume along with a 27.3% increase in per unit average selling prices. The first quarter of 2005 also included $0.8 million of positive impact of foreign exchange relating to our Canadian operations. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which we were able to pass through to our customers in the current period. Net sales in Europe increased $5.7 million to $34.9 million for the three months ended January 31, 2005, from $29.2 million for the three months ended January 31, 2004. This increase for the period was a result of the positive impact of foreign exchange of $2.6 million combined with a 12.5% increase in per unit selling prices offset by a 1.6% decrease in sales volume. In spite of continuing general economic pressures of the region and the competitive marketplace, European operations were able to pass through to its customers current resin price increases which increase the per unit selling prices. Net sales in Asia /Pacific increased $1.9 million to $35.8 million for the three months ended January 31, 2005, from $33.9 million for the same period in the prior year. This increase was due to the positive impact of foreign exchange of $1.9 million, which increased average selling prices. Sales volume was the same for the three months ended January 31, 2005 and 2004.

        Gross profit for the three months ended January 31, 2005, was $32.9 million compared to $30.7 million for the three months ended January 31, 2004. This increase of $2.2 million in gross profit was primarily a result of increased sales volume, primarily in North America in addition to the positive impact of foreign exchange of $0.7 million for the first fiscal quarter of 2005. Gross profit in North America increased $2.9 million, or 12.6%, to $26.1 million for the quarter ended January 31, 2005, which was primarily due to the 9.8% increase in sales volume, which increased gross profit by $2.3 million, in addition to $0.2 million of positive impact of foreign exchange. Gross profit in Europe increased $0.7 million, or 23.6% to $3.6 million for the three months ended January 31, 2005, from $2.9 million for the three months ended January 31, 2004. This increase includes the positive effect of foreign exchange of $0.3 million for the first quarter of fiscal 2005 and increases in per unit selling prices which resulted from being able to pass through to its customers current period resin price increases. Asia/Pacific gross profit for the three months ended January 31, 2005, decreased to $3.2 million from $4.6 million for the like period in the prior fiscal year. This decrease includes the positive effect of foreign exchange of $0.2 million offset by a $1.6 decline due to a decrease in average per unit selling prices which resulted from the competitive market and a change in product mix to lower gross margin products.

Operating Expenses

        Operating expenses for the three months ended January 31, 2005 increased $2.6 million or 10.8% to $26.4 million from the comparable period in the prior fiscal year. The operating expenses increased $0.6 million as a result of negative impact of foreign exchange. Delivery expenses for the first quarter of fiscal 2005 were $8.8 million versus $8.1 million in the prior year. After giving effect to the negative foreign exchange impact of $0.1 million, delivery expenses increased by $0.6 million from the prior year as a result of the 9.8% increase in North America sales in the first quarter of fiscal 2005. Selling expenses decreased by $0.1 million to $9.3 million from $9.4 million in the same period in the prior fiscal year. This decrease can be primarily attributed to net reductions in other selling expenses of $0.3 million, which were primarily offset by the negative impact of foreign exchange of $0.2 million. General and administrative expenses for the three months ended January 31, 2005, increased by $1.9 million or 29.7% to $8.3 million from $6.4 million in the same period in the prior fiscal year. This increase was primarily due to legal and advisory expenses and costs related to compliance with the Sarbanes-Oxley Act of 2002 which increased general and administrative expenses by $1.1 million and the negative impact of foreign exchange of $0.3 million for the first quarter of fiscal 2005 as compared to the comparable prior period.

Other Operating Income (Expense)

        Other operating income (expense) for the three months ended January 31, 2005, amounted to $142,000 in income versus $3,000 in expense the same period of the prior fiscal year, which were the result of net gains (losses) on sales of equipment during the for the first quarter of each of the fiscal years.

Interest Expense

        Interest expense for the three months ended January 31, 2005, was $6.7 million compared to $6.3 for the three months ended January 31, 2004. This increase in interest expense of $0.4 million includes $0.1 million of negative impact of foreign exchange and $0.3 million increase interest expense, which was a result of higher average debt outstanding in addition to slightly higher interest rates for the three months ended January 31, 2005 as compared to the same period in the prior fiscal year.

Other Income (Expense)

        Other income (expense) for the three months ended January 31, 2005, amounted to a $275,000 in expense, an increase of $370,000 in expense from $95,000 in income in the comparable prior year period. During the current period, we recognized $318,000 of foreign currency transaction losses versus losses of $10,000 during the same period in the prior fiscal year due to the number of our hedge contracts settled in each period and unrealized losses on foreign currency denominated payables and receivables. Interest income for the first quarter of fiscal 2005 amounted to $62,000 up from $25,000 in the prior year period. Other miscellaneous expense amounted to $19,000 for the current fiscal quarter versus income of $80,000 in the prior fiscal period.

Provision for Income Taxes

        The provision for income taxes for the three months ended January 31, 2005, was $1.1 million on the loss before the provision for income taxes of $0.3 million. The current provision for income taxes for the three months ended January 31, 2005, excludes approximately $1.1 million of tax benefits for the three months ended January 31, 2005, for foreign entities with net losses for which management has determined that it is more likely than not that the tax benefit will not be fully realized. The provision for income taxes for the three months ended January 31, 2004, was $1.3 million on the income before the provision for income taxes of $0.6 million. The provision for incomes taxes reflects the provision for entities having taxable income and excludes benefits for those foreign entities with net losses in which we have determined that it is more likely than not that the current tax benefit will not be fully utilized.

Discontinued Operations

        In order to concentrate on our core business, reduce costs and improve the quality of our earnings, our management committed to a plan during the first quarter of fiscal 2005 to divest our French and Termofilm subsidiaries, each a component of our European operations. The French subsidiary manufactures a range of products in PVC stretch film and the Termofilm subsidiary manufactures polyolefins shrink films.

        On February 10, 2005, we completed the disposal of the French operations. An investor group took over the operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. In addition, we expect the sale of the Termofilm subsidiary to be completed in a management-buyout arrangement during the second quarter in fiscal 2005 for approximately $2.1 million.

        Additionally, in July 2004, our management approved a plan to dispose of its Spanish subsidiary, a component of the our European operations, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. We actively commenced marketing the sale of the Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004 and began a process to sell the Spanish assets and settle its liabilities. On September 30, 2004, the Spanish subsidiary ceased operations.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the disposal of the Spanish, French and Termofilm subsidiaries are being accounted for as discontinued operations. The loss from discontinued operations for the three months ended January 31, 2005, of $5.1 million includes net losses of the Spanish subsidiary of $132,000, net losses of the French subsidiary of $240,000 and net income of the Termofilm subsidiary of $14,000. The loss from discontinued operations also includes a loss from disposition of $4.7 million that includes a write off of current period's translation adjustments of $0.2 million for our Spanish subsidiary and the write off of accumulated translation adjustments of $2.1 million and $0.2 million for the French and Termofilm subsidiaries, respectively. The loss on disposition also includes an impairment loss to reduce the carrying value to fair value, less costs to dispose, for the French and Termofilm subsidiaries of $1.8 million and $0.4 million, respectively, based on estimated proceeds. The loss from discontinued operations for the three months ended January 31, 2004, was $0.1 million and represents the aggregate net losses of the Spanish, French and Termofilm subsidiaries.

Liquidity and Capital Resources

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $97.1 million at January 31, 2005, compared to $73.7 million at October 31, 2004. This $23.4 million increase in working capital was primarily the result of an increase in raw material costs (prime resin) and sales volume in North America that increased our investment in inventories during the period by $13.1 million, combined with a decrease in accrued expenses that were accrued at October 31, 2004 and subsequently paid during the current quarter. The decrease of $2.1 in the net assets of the discontinued operations includes a reserve of $2.2 million for the anticipated loss on the disposition of the Termofilm and French subsidiaries. The remaining increases and decreases in components of our net working capital reflect the normal operating activity for the period. The increase in working capital was funded through additional borrowings under our senior credit facility.

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation which has been succeeded by merger by Wachovia Bank Association as initial lender thereunder and as agent for the financial institutions that would from time to time be lenders thereunder. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. The senior credit facility had an initial three-year term with an option held by us to extend prior to the end of year three for an additional year and, if so extended, at the end of year four for an additional year, in each case subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.25% of the maximum amount of borrowings under the senior credit facility. The term of the senior credit facility has been extended to November 19, 2005, and may be extended to November 19, 2006. We expect to refinance the senior credit facility at that time. However, any extension of the maturity of the senior credit facility is subject to certain conditions and, under certain circumstances, the lenders under the senior credit facility may elect to not permit us to renew the senior credit facility.

        Amounts available for borrowing are based upon the sum of eligible accounts receivable and inventories, determined on a monthly basis, and the aggregate value of eligible buildings and equipment. The senior credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. At any time Excess Availability, as defined by the senior credit facility, is less than $20.0 million, a minimum EBITDA covenant becomes applicable and a springing lock-box becomes activated; at any time Excess Availability is less than $10.0 million, we also become subject to further restrictions, including limitations on inter-company funding. When the springing lock-box is activated, all remittances received from customers in the United States automatically repay the balance outstanding under the senior credit facility. The automatic repayments through the lock-box remain in place until Excess Availability exceeds $20.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the senior credit facility is classified as a current liability, which may materially affect our working capital ratio. During the first quarter of fiscal 2005 the Excess Availability under our senior credit facility ranged from $33.2 million to $64.0 million. Our Excess Availability under this facility was $39.4 million at

January 31, 2005. We currently project that our Excess Availability under this facility will exceed $20.0 million through October 31, 2005, at a minimum, based upon budgeted financial statements and budgeted cash requirements. Interest rates under the senior credit facility range from, in the case of loans based on the prime rate, the prime rate plus 025% to 1.00% or, in the case of loans based on LIBOR, LIBOR plus 2.25% to 3.00%, in each case depending on (i) Excess Availability and (ii) our leverage. We are obligated to pay an unused line fee on the excess of the maximum credit facility amount over the average daily usage of the senior credit facility at a rate equal to 0.375% or 0.5%, depending upon (i) Excess Availability and (ii) our leverage. As of January 31, 2005, there was $45.6 million outstanding at a weighted average interest rate of 5.02% under this senior credit facility.

        On February 10, 2005, we entered into an amendment to the senior credit facility increasing our maximum borrowings under the existing senior credit facility from $85.0 million to $100.0 million. In addition, on February 25, 2005, we further amended and obtained consent under the senior credit facility to permit the tender offer and consent solicitation for our Senior Subordinated Notes described below and increased the annual permitted amount for certain repayments of indebtedness and repurchases of our securities and for certain investments from $25.0 million to $50.0 million.

        In November 1997, we completed an offering of $200.0 million in aggregate principal amount of 9.875% Senior Subordinated Notes due November 15, 2007. The issue price was 99.224% resulting in an effective yield of 10%. The Notes contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of there covenants at January 31, 2005. On February 17, 2005, we commenced an offer to purchase for cash all of the outstanding $200.0 million aggregate principal amount of the notes and we solicited consents to eliminate substantially all of the restrictive covenants. As of March 4, 2005, we had received the requisite consents. This offer to purchase is contingent upon the closing of the new senior notes described below.

        On February 28, 2005, we announced our intention to sell approximately $175.0 million in aggregate principal amount of senior notes. On March 10, 2005, we entered into a purchase agreement with Merrill Lynch & Co. and Deutsche Bank for the sale of $175.0 million aggregate principal amount of 7.875% Senior Notes due 2013. The transaction is expected to close March 18, 2005.

        We maintain various credit facilities at our foreign subsidiaries. At January 31, 2005, the aggregate amount outstanding under such facilities was $33.8 million, all of which is secured by various assets of the foreign subsidiaries, and which may include accounts receivable, inventories, property and machinery, equipment and real estate. The carrying amount of the collateral at January 31, 2005, was $130.9 million. There was $8.1 million additional availability under these facilities at January 31, 2005. We guarantee certain of the debt of our foreign subsidiaries through corporate guarantees aggregating approximately $8.9 million at January 31, 2005. There are no existing events of default that would require us to satisfy these guarantees. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

        Our cash and cash equivalents were $3.2 million at January 31, 2005, as compared to $9.6 million at October 31, 2004. Net cash used in operating activities from continuing operations during the three months ended January 31, 2005, was $22.4 million, primarily comprised of a loss from continuing operations of $1.4 million adjusted for non-cash operating charges for depreciation and amortization of $7.5 million and an increase in our LIFO reserve of $8.1 million. In addition to these positive adjustments, we had a decrease in accounts receivable of $5.1 million. These were offset by increases in inventories of $21.2 million, in other current assets of $2.4 million and a reduction in accounts payable and accrued expenses of $7.2 million and $12.2 million, respectively. In each period, the net changes in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the three months ended January 31, 2005, was $5.7 million, resulting primarily from investments in capital expenditures of $5.9 million. This was offset by proceeds from the sale of equipment of $0.2 million.

        Net cash provided by financing activities during the three months ended January 31, 2005, was $21.8 million, reflecting net borrowings of $21.7 million under available credit facilities, including foreign bank borrowings, and proceeds from stock issuances of $0.3 million, offset by net cash payments of $0.2 for capitalized leases.

        Net cash provided by our discontinued operations during the three months ended January 31, 2005, was $0.3 million, resulting primarily from cash used in the close down of our Spanish subsidiary offset by cash provided by the normal operating cash flows for the French and Termofilm subsidiaries.

        Our aggregate commitments under our senior credit facility, Senior Subordinated Notes, foreign borrowings, capital leases and noncancelable operating lease agreements as of January 31, 2005, are as follows:

For the fiscal years ending October 31,	Borrowings	Capital Leases	Operating Leases	Total Commitment
	(in thousands)
2005 balance of year	$26,747	$1,296	$6,785	$34,828
2006	2,897	1,729	7,488	12,114
2007(1)	48,545	1,729	5,296	55,570
2008(2)	200,358	808	3,026	204,192
2009	786	67	1,828	2,681
Thereafter	2,151	0	6,809	8,960

(1)
We expect to refinance our revolving credit facility, which expires in November 2005 with an option held by us to extend the expiration date to November 2006. The senior credit facility is expected to be refinanced at that time.

(2)
We expect to refinance our Senior Subordinated Notes, which mature in November 2007 in March 2005.

        We expect to use approximately $225,000 of cash for the shutdown of FIAP for the remainder of fiscal 2005 and approximately $375,000 of cash for operating costs such as salaries, utilities and professional fees in Spain for the remainder of fiscal 2005.

        We know of no current or pending demands or commitments that will materially affect liquidity, however we have $8.9 million in approved capital project spending that is scheduled to be incurred in fiscal 2005.

        We have approximately $3.3 million of unfunded pension benefit obligations at October 31, 2004, for foreign locations. We expect to contribute a total of approximately $1.5 million related to these foreign defined benefit plans during fiscal 2005.

        In November 2004, we exercised our early purchase option in the Netherlands to purchase certain operating leases for machinery under a new three-year capital lease of which the principal payments aggregates $2.5 million over its term.

        We believe that our cash on hand at January 31, 2005, and our cash flow from operations, assuming no material adverse change and the closing of the Senior Notes offering on March 18, 2005, combined with the availability of funds under our senior credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. At January 31, 2005, we had an aggregate of approximately $47.4 million available under our credit facilities, before the $15.0 million increase in our revolving credit facility in February 2005.

Effects of Inflation

        Inflation is not expected to have significant impact on our business.

Contingencies

        In fiscal 2001, the European Commission served our Netherlands subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. We have cooperated with the European Commission in its investigation. Our last written communication with the European Commission was in January 2002. At this time, no litigation is pending against us or our subsidiary involving this matter, and we are not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against our Netherlands subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

        In February 2004, our New Zealand subsidiary was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary then held a 50.1% interest, which interest was sold in May 2003. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. We have referred these complaints to the insurance carriers that we believe are responsible to defend and indemnify our New Zealand subsidiary for the alleged liability. Two of the insurance carriers have agreed to defend the actions subject to reservations of rights. We also believe we may be entitled to indemnification under various agreements. Based on developments to date, we believe that the outcome of these actions will not have a material adverse effect on our results of operations, financial position or liquidity.

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

  •
  Valuation of stock options

  •
  Impairment of long-lived assets, including goodwill

  •
  Estimating the costs to shutdown divested entities, the loss from discontinued operations and loss on sale of discontinued operations

        We recognize sales and cost of sales at the time the product is shipped to the customer and record estimated reductions to revenue for customer rebates, returns, promotions or other incentive programs. Customer rebate programs are based upon annual rebate agreements based upon predetermined sales volume requirements and accrued at each customer's agreed rebate percentage.

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

        We sponsor defined benefit plans for certain foreign employees. We account for defined benefit pension plans in accordance with U.S. GAAP, which requires the amount recognized in financial statements to be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased defined benefit pension expense by $440,000 in fiscal 2004.

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

        The realizability of our deferred tax assets is primarily dependent on the future taxable income of the entity to which the deferred tax asset relates. Management assesses the likelihood that such deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Should the future taxable income of such entities be materially different from management's estimates, an additional valuation allowance may be necessary in future periods. Such amounts, if necessary, could be material to our results of operations and financial position, as they were in fiscal 2004 and 2003. Management provided additional valuation allowances during fiscal 2004 of $8.2 million for certain foreign operations because management determined that it is more likely than not that the related tax benefit will not be fully utilized.

        We operate internationally, giving rise to exposure to market risks from fluctuations in interest rates and foreign exchange rates. To effectively manage these risks, we enter into foreign currency forward contracts and interest rate swaps. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for trading purposes. We record all of our cash flow hedges in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS 138 and SFAS 149. For a derivative designated and qualifying as a cash flow hedge of anticipated foreign currency denominated transactions, the effective portions of changes in the fair value of the derivative are recorded in accumulated comprehensive income (loss) in shareholders' equity and are recognized in net income (loss) when the hedged item affects operations. At the inception of the hedge the derivative is designated as a cash flow hedge and appropriate documentation is prepared. On an on-going basis, we assess hedge effectiveness for all cash flow designated hedges in order to determine that each derivative continues to be effective. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, changes in the fair value of the derivative are recorded immediately in operations.

        In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages but does not require companies to account for employee stock compensation awards based on their estimate fair value at the date of the grant with the resulting cost charges to operations. We have elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

        We have used our best estimates in establishing the asset impairment charges, provisions, writedowns and reserves recorded as a result of the voluntary liquidation of FIAP. We estimated the net realizable value of FIAP's accounts receivable based on an analysis of collections made through January 31, 2005, as well as regarding the collectibility of the remaining customer balances for which payment has not yet been received. Inventories were reviewed at January 31, 2005 and it was determined that no additional reserves were necessary. The write-downs, provisions and reserves relating to the liquidation of FIAP were based upon our best estimates given the information available. Actual realizable values or payments to be made may be different from such estimates, and such differences will be recognized as incurred or as better information is received.

        Assets held for sale include machinery, land and buildings for the FIAP location. We record assets held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") at the lower of carrying value or fair value less cost to sell. Fair value is based on estimated proceeds from the sale of the facility and equipment utilizing recent buy offers and data obtained from commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility's acceptable sale price.

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

        Our management committed to a plan during the first quarter of fiscal 2005 to divest our French and Termofilm subsidiaries, each a component of our European operations and in accordance with SFAS No. 144 have also reflected these subsidiaries as discontinued operations. On February 10, 2005, we disposed of the French operations to an investor group in consideration for their assumption of all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. In addition, we expect the sale of Termofilm to be completed in a management-buyout arrangement during the second quarter in fiscal 2005 for approximately $2.1 million. We estimated the impairment loss based on estimated proceeds. Actual realizable values may be different from such estimates, and such differences will be recognized as incurred or as better information is received.

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

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. The terms

"anticipates," "plans," "estimates," "expects," "believes," "may," "intends" and similar expressions as they relate to us or future or conditional verbs such as "will," "should," "would," "may" and "could" are intended to identify such forward-looking statements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings or liquidity for, the year ending October 31, 2005, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, our strategy to sell or dispose of certain of our non-North American operations, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes that would adversely affect the need for our products, exchange rate fluctuations, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

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

Interest Rates

        We may use interest rate swaps, collars and options to manage its exposure to fluctuations in interest rates. At January 31, 2005, there was one interest rate swap outstanding in connection with the $3.2 million bank debt of our Netherlands subsidiary. We were not a party to any interest rate collars or options January 31, 2005.

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2005, the carrying value of our company's total debt was $281.5 million of which approximately $202.0 million was fixed rate debt. As of January 31, 2005, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $207.0 million.

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

        We had a total of 30 foreign exchange forward contracts outstanding at January 31, 2005 with a total notional contract amount of $27.1 million, all of which have maturities of less than one year. At January 31, 2005, the net fair value of foreign exchange forward contracts were gains of $0.2 million, which is included in accrued expenses in the consolidated balance sheets and changes in the valuation of such forwards is recognized each period in other, net in the consolidated statements of operations.

        We also had a total of 8 cash flow hedge contracts outstanding at January 31, 2005, with a total notional contract amount of $0.9 million, all of which have maturities of less than six months. The net fair value of derivative financial instruments designated as cash flow hedges was a gain of $62,000 at January 31, 2005, which is included in accumulated other comprehensive income.

        Our foreign subsidiaries had third party outstanding debt of approximately $33.8 million on January 31, 2005. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

Commodities

        We use commodity raw materials, primarily resin, and energy products in conjunction with our manufacturing process. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices in connection with these components.

Risk Factors

        You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended October 31 2004, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

Item 4. Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2005 (the "Evaluation Date"), pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of January 31, 2005, our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 5. Legal Proceedings

        Reference is made to matter described in Note 12 to our financial statements appearing in Part I of this Report, which description is incorporated by reference.

        In addition, we are involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 6. Exhibits

Exhibit #	Description
10.1	2005 Management Incentive Plan of the Registrant*
10.2	Agreement dated as of February 4, 2005 among the Registrant, the Purchasers identified therein and J. Brendan Barba, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 4, 2005
10.3	Amendment No. 1 to Loan and Security Agreement, dated December 9, 2001, among the Registrant, Congress Financial Corporation, as Agent, and the financial institutions party thereto*
10.4	Amendment No. 2 to Loan and Security Agreement, dated July 10, 2002, among the Registrant, Congress Financial Corporation, as Agent, and the financial institutions party thereto*
10.5	Amendment No. 3 to Loan and Security Agreement, dated October 16, 2002, among the Registrant, Congress Financial Corporation, as Agent, and the financial institutions party thereto*
10.6	Amendment No. 4 to Loan and Security Agreement, dated February 3, 2005, among the Registrant, Congress Financial Corporation, as Agent, and the financial institutions party thereto*
10.7	Consent and Amendment No. 5 to Loan and Security Agreement, dated February 25, 2005, among the Registrant, Wachovia Bank, National Association, as successor by merger to Congress Financial Corporation, as Agent, and the financial institutions party thereto*
10.8	Purchase Agreement dated as of March 10, 2005, between the Registrant and the initial purchasers named therein, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 10, 2005
11	Computation of weighted average number of shares outstanding*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Dated: March 17, 2005	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: March 17, 2005	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial Officer and Director

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