Form 10-Q
period 2005-04-30
AEP INDUSTRIES INC
filed 2005-06-14
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2005
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at May 31, 2005
$.01 Par Value	8,528,949

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(UNAUDITED)

	April 30, 2005	October 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,347	$9,508
Accounts receivable, less allowance for doubtful accounts of $5,694 and $5,411 in 2005 and 2004, respectively	81,548	76,725
Inventories, net	68,469	55,686
Deferred income taxes	3,745	4,296
Other current assets	10,033	7,168
Assets held for sale	5,976	7,092
Assets of discontinued operations	115,692	133,028

Total current assets	288,810	293,503

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $234,293 in 2005 and $224,819 in 2004	125,195	126,653
GOODWILL	17,250	17,939
DEFERRED INCOME TAXES	1,977	3,431
OTHER ASSETS	13,158	10,884

Total assets	$446,390	$452,410

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$11,023	$11,193
Accounts payable	46,676	51,485
Accrued expenses	23,628	34,249
Liabilities of discontinued operations	56,107	68,919

Total current liabilities	137,434	165,846
LONG-TERM DEBT	258,934	226,837
DEFERRED TAX LIABILITY	1,563	1,645
OTHER LONG-TERM LIABILITIES	10,278	9,723

Total liabilities	408,209	404,051

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,629,365 and 10,592,125 shares issued in 2005 and 2004, respectively	106	106
Additional paid-in capital	98,033	97,899
Treasury stock at cost, 2,100,896 and 2,187,275 shares in 2005 and 2004, respectively	(46,667)	(48,585)
(Accumulated deficit)/retained earnings	(5,909)	11,211
Accumulated other comprehensive loss	(7,382)	(12,272)

Total shareholders' equity	38,181	48,359

Total liabilities and shareholders' equity	$446,390	$452,410

The accompanying notes to the consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2005	2004	2005	2004
NET SALES	$184,857	$156,515	$362,179	$296,274
COST OF SALES	154,316	125,354	302,599	239,741

Gross profit	30,541	31,161	59,580	56,533

OPERATING EXPENSES
Delivery	7,540	7,566	15,267	14,697
Selling	7,949	7,813	15,697	15,840
General and administrative	6,043	5,891	12,758	10,661

Total operating expenses	21,532	21,270	43,722	41,198

OTHER OPERATING INCOME
Gain (loss) on sales of property and equipment, net	(12)	(13)	156	(11)

Operating income from continuing operations	8,997	9,878	16,014	15,324
OTHER INCOME (EXPENSE):
Interest expense	(12,876)	(5,939)	(19,148)	(11,897)
Other, net	33	194	(201)	258

	(12,843)	(5,745)	(19,349)	(11,639)

(Loss) income from continuing operations before provision for income taxes	(3,846)	4,133	(3,335)	3,685
PROVISION FOR INCOME TAXES	2,515	2,430	3,730	3,588

(Loss) income from continuing operations	(6,361)	1,703	(7,065)	97

DISCONTINUED OPERATIONS:
Pre tax (loss) income from operations	(2,515)	(630)	(3,705)	134
Loss from disposition	(935)	—	(5,654)	—
Income tax provision	812	1,866	696	1,830

Loss from discontinued operations	(4,262)	(2,496)	(10,055)	(1,696)

Net Loss	$(10,623)	$(793)	$(17,120)	$(1,599)

EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
(Loss) income from continuing operations	$(0.75)	$0.20	$(0.84)	$0.01
Loss from discontinued operations	$(0.50)	$(0.30)	$(1.19)	$(0.21)
Total net loss per common share	$(1.25)	$(0.10)	$(2.02)	$(0.19)
	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2005	2004	2005	2004
Consolidated Statements of Other Comprehensive Income (Loss):
Net loss	$(10,623)	$(793)	$(17,120)	$(1,599)
Other comprehensive income (loss):
Write-off of accumulated foreign currency translation adjustments related to discontinued French and Termofilm operations	(306)	—	2,205	—
Foreign currency translation adjustments	329	(5,198)	2,615	663
Unrealized gain on cash flow hedges	8	20	70	290

Comprehensive loss	$(10,592)	$(5,971)	$(12,230)	$(646)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(7,065)	$97
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	10,633	11,187
Change in LIFO reserve	7,583	892
Write-off of senior subordinated notes issuance costs and discount	2,590	—
Amortization of issuance costs of senior subordinated notes	586	653
Employee stock option plan expense	1,020	940
Change in deferred income taxes	2,665	1,971
Provision for losses on accounts receivable and inventories	544	559
Tender premium paid related to purchase of senior subordinated notes	3,637	—
Other	(77)	88
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,085)	5,587
Increase in inventories	(20,865)	(5,390)
Increase in other current assets	(4,028)	(254)
Decrease in other assets	726	2,214
Decrease in accounts payable	(4,774)	(25,652)
Decrease in accrued expenses	(10,706)	(7,991)
Decrease in other long-term liabilities	(187)	(1,191)

Net cash used in operating activities	(22,803)	(16,290)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(6,669)	(1,686)
Proceeds from sales of equipment	274	2,969
Proceeds from sale of assets held for sale	1,151	4,434
Proceeds from sale of subsidiary	1,553	—

Net cash (used in) provided by investing activities	(3,691)	5,717

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Net borrowings under senior credit facility	23,907	17,738
Repayments of Pennsylvania Industrial Loans	(180)	(176)
Purchase of 9.875% Senior Subordinated Notes	(170,504)	—
Proceeds from issuance of 7.875% 2013 Senior Notes	175,000	—
Fees paid and capitalized related to issuance of 2013 Notes	(5,491)	—
Net repayments under foreign bank borrowings	(410)	(1,356)
Payments for capital leases	(1,058)	(265)
Proceeds from exercise of stock options	49	—
Decrease in restricted cash related to capital lease agreement	(331)	(3,019)
Proceeds from issuance of common stock	293	291

Net cash provided by financing activities	21,275	13,213
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(980)	2,693
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	38	(701)

Net (decrease) increase in cash	(6,161)	4,632
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,508	2,883

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,347	$7,515

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

        The consolidated financial statements include the accounts of AEP Industries Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2005, the results of operations for the three and six months ended April 30, 2005 and 2004, and cash flows for the six months ended April 30, 2005 and 2004, have been made. The results of operations for the six months ended April 30, 2005, are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts related to the discontinued operations of the Company's Spanish, Termofilm (Italy), French, Australian, New Zealand and Bordex (Holland) operations (see Note 13) have been reclassified to conform to the current period's presentation.

        Certain information and footnote disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004, filed with the U.S. Securities and Exchange Commission on January 31, 2005.

(2)    Earnings Per Share (EPS)

        Basic earnings per share ("EPS") are calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended April 30, 2005 and 2004, was 8,508,376 and 8,338,986, respectively. The number of shares used in such computation for the six months ended April 30, 2005 and 2004, was 8,459,639 and 8,263,273, respectively. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method. Because of the losses from continuing operations for the three months and six months ended April 30, 2005, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive. The computation of diluted EPS for the three months and six months ended April 30, 2004, includes 46,587 and 23,606 of incremental shares for options outstanding, respectively. At April 30, 2005 and 2004, the Company had 535,407 and 580,812 stock options outstanding, respectively that could potentially dilute basic earnings per share in future periods.

(3)    Inventories

        Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, and include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	April 30, 2005	October 31, 2004
	(in thousands)
Raw materials	$20,642	$15,434
Finished goods	47,081	39,283
Supplies	2,000	1,991

	69,723	56,708
Less: Inventory reserve	1,254	1,022

Inventories, net	$68,469	$55,686

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 72% and 71% of total inventories at April 30, 2005 and October 31, 2004, respectively. Inventories would have been increased by $18.3 million and $10.7 million at April 30, 2005 and October 31, 2004, respectively, if the first-in first-out (FIFO) method had been used exclusively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4)    DEBT

        A summary of the components of debt is as follows:

	April 30, 2005	October 31, 2004
	(in thousands)
Senior credit facility(a)	$46,043	$22,136
9.875% Senior Subordinated Notes, less unamortized discount of $53 and $466, respectively(b)	33,080	199,534
7.875% Senior Notes(c)	175,000	—
Pennsylvania Industrial Loans(d)	2,373	2,553
Foreign bank borrowings(e)	13,461	13,807

Total Debt	269,957	238,030
Less: Current portion	11,023	11,193

Long-Term Debt	$258,934	$226,837

  (a)    Senior Credit Facility

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation which has been succeeded by merger by Wachovia Bank N.A. as initial lender thereunder and as agent for the financial institutions that would from time to time be lenders thereunder. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. The senior credit facility had an initial three-year term with an option held by us to extend prior to the end of year three for an additional year and, if so extended, at the end of year four for an additional year, in each case subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.25% of the maximum amount of borrowings under the senior credit facility. The term of the senior credit facility has been extended to November 19, 2005, and may be extended to November 19, 2006. We expect to refinance the senior credit facility prior to that time. However, any extension of the maturity of the senior credit facility is subject to certain conditions and, under certain circumstances, the lenders under the senior credit facility may elect to not permit us to renew the senior credit facility.

        Amounts available for borrowing are based upon the sum of eligible accounts receivable and inventories, determined on a monthly basis, and the aggregate value of eligible buildings and equipment. The senior credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. At any time if Excess Availability, as defined by the senior credit facility, is less than $20.0 million, a minimum EBITDA covenant becomes applicable and a springing lock-box becomes activated; at any time Excess Availability is less than $10.0 million, we also become subject to further restrictions, including limitations on inter-company funding. When the springing lock-box is activated, all remittances received from customers in the United States automatically repay the balance outstanding under the senior credit facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $20.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the senior credit facility is classified as a current liability, which may materially affect our working capital ratio. During the first six months of fiscal 2005 the Excess Availability under our senior credit facility ranged from $33.2 million to $66.5 million. Our Excess Availability under this facility was $53.4 million at April 30, 2005. We currently project that our Excess Availability under this facility will exceed $20.0 million through October 31, 2005, at a minimum, based upon budgeted financial statements and budgeted cash requirements. Interest rates under the senior credit facility range from, in the case of loans based on the prime rate, the prime rate plus 0.25% to 1.00% or, in the case of loans based on LIBOR, LIBOR plus 2.25% to 3.00%, in each case depending on (i) Excess Availability and (ii) our leverage. We are obligated to pay an unused line fee on the excess of the maximum credit facility amount over the average daily usage of the senior credit facility at a rate equal to 0.375% or 0.5%, depending upon (i) Excess Availability and (ii) our leverage. As of April 30, 2005, there was $46.0 million outstanding at a weighted average interest rate of 6.00% under this senior credit facility.

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

  (b)    9.875% Senior Subordinated Notes—2007

        On March 18, 2005, the Company completed its tender offer and consent solicitation related to $166.9 million of its $200 million 9.875% Senior Subordinated Notes due November 15, 2007 ("2007

Notes"). Under the tender offer (the "Offer), the Company accepted all validly tendered 2007 Notes for payment under the Offer, and accordingly paid approximately $166.9 million to the 2007 Note holders plus a $3.6 million cash premium. Additionally, $5.6 million of accrued interest was paid to the Note holders.

        In connection with the early extinguishment of the 2007 Notes, the Company recorded a $6.2 charge in interest expense in the consolidated statements of operations. The charge included a $3.6 million cash premium paid to acquire the 2007 Notes, as discussed above, as well as a write-off of approximately $2.6 million representing the unamortized portion of debt issuance costs associated with the original issuance.

        On May 17, 2005, we completed our call redemption on the remaining $33.1 million aggregate principal amount of 2007 Notes. We paid approximately $33.7 million to purchase $33.1 million of the 2007 Notes from Note holders. Additionally, we paid $1.7 million of accrued interest to the Note holders. The Company recognized a charge of $0.6 million for the cash premium paid to acquire these Notes in its interest expense for the three months ended April 30, 2005. The Company will write off the remaining debt issuance costs associated with the original issuance during the third quarter of fiscal 2005.

        The 2007 Notes contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of these covenants at April 30, 2005.

  (c)    7.875% Senior Notes—2013

        On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 ("2013 Notes") through a private offering.

        The 2013 Notes mature on March 15, 2013, and contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of these covenants at April 30, 2005.

        The notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after March 31, 2009 and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, prior to March 15, 2008, the Company may redeem up to 35% of the notes with the net cash proceeds received by the Company from one or more Equity Offerings, at a redemption value equal to 107.875% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The Company may also call for redemption up to $25 million of the notes prior to September 15, 2005 with the cash proceeds received by the Company from the sale of the pacific operations at a redemption price equal to 101% plus accrued interest. The notes will not have the benefit of any sinking fund.

        Interest is paid semi-annually on every March 15th and September 15th.

  (d)    Pennsylvania Industrial Loans

        The Company put in place certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania with a net carrying value of $10.3 million at April 30, 2005.

  (e)    Foreign Borrowings

        We maintain various credit facilities at our foreign subsidiaries. At April 30, 2005, the aggregate amount outstanding under such facilities was $13.5 million, all of which is secured by various assets of the foreign subsidiaries, and which may include accounts receivable, inventories, property and machinery, equipment and real estate. The carrying amount of the collateral at April 30, 2005, was $30.1 million. There was $7.5 million additional availability under these facilities at April 30, 2005. We guarantee certain of the debt of our foreign subsidiaries through corporate guarantees aggregating approximately $8.7 million at April 30, 2005. There are no existing events of default that would require us to satisfy these guarantees. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

(5)    Other Income (Expense)

        For the three and six months ended April 30, 2005 and 2004, other income (expense), net in the consolidated statements of operations consists of the following:

	For the three months ended April 30,		For the six months ended April 30,
	2005	2004	2005	2004
	(In thousands)
Income (expense)
Foreign currency exchange gains (losses)	$6	$(645)	$(248)	$(695)
Interest income	27	14	55	28
Interest income related to tax refund settlement	—	800	—	800
Other miscellaneous	—	25	(8)	125

Total	$33	$194	$(201)	$258

(6)    Supplemental Cash Flow Disclosure

	For the six months ended April 30,
	2005	2004
	(In thousands)
Cash paid during the period for interest	$17,190	$11,080
Cash paid during the period for income taxes	$1,621	$1,753
Capital expenditures related to capital lease	$2,565	—

(7)    Segment and Geographic Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe.

        Information about the Company's continuing operations (excluding the discontinued operations of the Spanish, French, Bordex and Termofilm (formerly part of the Europe region) and Australia and New Zealand subsidiaries (comprising all of the former Asia/Pacific region)—See Notes 13 for further information) by geographical area, with United States and Canada stated separately, for the three and six months ended April 30, 2005 and 2004, respectively, is as follows:

	North America
For the three months ended April 30, 2005
	United States	Canada	Europe	Total
	(In thousands)
Sales—external customers	$141,294	$11,146	$32,417	$184,857
Intersegment sales	5,466	867	—	6,333
Operating income (loss) from continuing operations	8,092	1,355	(450)	8,997
	North America
For the three months ended April 30, 2004
	United States	Canada	Europe	Total
	(In thousands)
Sales—external customers	$121,744	$10,259	$24,512	$156,515
Intersegment sales	4,594	995	—	5,589
Operating income (loss) from continuing operations	10,430	931	(1,483)	9,878
	North America
For the six months ended April 30, 2005
	United States	Canada	Europe	Total
	(In thousands)
Sales—external customers	$276,515	$22,603	$63,061	$362,179
Intersegment sales	10,364	2,054	—	12,418
Operating income (loss) from continuing operations	13,905	3,095	(986)	16,014
	North America
For the six months ended April 30, 2004
	United States	Canada	Europe	Total
	(In thousands)
Sales—external customers	$226,317	$20,286	$49,671	$296,274
Intersegment sales	8,331	1,763	31	10,125
Operating income (loss) from continuing operations	15,114	2,752	(2,542)	15,324

        Operating income includes all costs and expenses directly related to the geographical area.

(8)    Derivative Instruments

        The Company operates internationally, giving rise to exposure to market risks from fluctuations in interest rates and foreign exchange rates. To manage these risks, the Company enters into foreign currency forward contracts and interest rate swaps. The Company does not hold or issue derivative financial instruments for trading purposes.

        The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on asset or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", as amended,; therefore any changes in fair value of these contracts are recorded in other income (expense), net in the consolidated statements of operations. These foreign exchange forward contracts are recorded in the consolidated balance sheets at fair value.

        The Company records all of its cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS No. 138 and SFAS No. 149. For a derivative designated and qualifying as a cash flow hedge of anticipated foreign currency denominated transactions or interest on debt instruments, the effective portions of changes in the fair value of the derivative are recorded in accumulated comprehensive income (loss) in shareholders' equity and are recognized in net income (loss) when the hedged item affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations. For the six months period ended April 30, 2005 and 2004, the changes in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $70,000 and $290,000, respectively, which is included in accumulated other comprehensive income (loss).

(9)    Shareholders' Equity

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

	For the three months ended April 30,		For the six months ended April 30,
Amounts in thousands
	2005	2004	2005	2004
Net loss, as reported	$(10,623)	$(793)	$(17,120)	$(1,599)
Add: Stock-based employee compensation expense included in net loss	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(134)	(154)	(300)	(323)

Pro forma net loss	$(10,757)	$(947)	$(17,420)	$(1,922)

Earnings per share:
Basic loss per share, as reported	$(1.25)	$(0.10)	$(2.02)	$(0.19)

Basic loss per share, pro forma	$(1.26)	$(0.11)	$(2.06)	$(0.23)

Diluted loss per share, as reported	$(1.25)	$(0.10)	$(2.02)	$(0.19)

Diluted loss per share, pro forma	$(1.26)	$(0.11)	$(2.06)	$(0.23)

        The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	For the three months ended April 30,		For the six months ended April 30,
	2005	2004	2005	2004
Risk-free interest rates	4.38%	4.22%	4.33%	4.24%
Expected lives in years	7.5	7.5	7.5	7.5
Expected volatility	62.84%	65.11%	63.80%	67.38%
Dividend rate	0%	0%	0%	0%

        The Company's 1995 Stock Option Plan expired on December 31, 2004. The Company's Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Option Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options ("ISOs") which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (SARs), restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to non-employee directors. Under the 2005 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The Company issued 7,000 options under this plan as of April 30, 2005 with an exercise price range of $19.33 to $19.55 per share, which equaled market value at date of issuance. During the six months ended April 30, 2005, 5,315 options with an option price of $9.30 per share were exercised. Proceeds to the Company related to the exercise of these options were approximately $49,000.

        During the six months ended April 30, 2005 and 2004, the Company issued 86,379 and 154,036 shares, respectively, from treasury to fund the Company's 401(k) Savings and Employee Stock Ownership Plan contribution.

        The Company's 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") provides for an aggregate of 300,000 shares of common stock which have been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last trading day of each six-month offering period. During the six months ended April 30, 2005 and 2004, 31,925 and 45,859 shares, respectively were purchased by employees pursuant to the 1995 Purchase Plan. The 1995 Purchase Plan expires on June 30, 2005.

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

13

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

(10)    Pensions

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

        The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2005	2004	2005	2004
	(in thousands)
Service Cost	$417	$369	$854	$732
Interest Cost	271	242	542	482
Expected return on plan assets	(283)	(214)	(566)	(427)
Employee contributions	(133)	(129)	(266)	(253)
Amortization of prior service cost	13	13	26	26
Amortization of net (gain) loss	(5)	(7)	(10)	(11)
Settlements	—	(223)	—	(223)
Curtailments	—	(286)	—	(286)

Net periodic benefit cost	$280	$(235)	$580	$40

  Employer Contributions

        As of April 30, 2005, the Company contributed approximately $0.7 million to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $0.8 million to fund its foreign defined benefit pension plans in fiscal 2005 for a total of $1.5 million.

(11)    Income Taxes

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

        The provision for income taxes for the three months ended April 30, 2005 was $2.5 million on the loss from continuing operations before the provision for income taxes of $3.8 million and the provision for income taxes for the six months ended April 30, 2005 was $3.7 million on the loss from continuing operations before the provision for income taxes of $3.3 million. The provision for income taxes for the three and six months ended April 30, 2005 included a $2.9 million increase in valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the United States operations. The benefits of these credits are dependent on the United States operations generating foreign-source taxable income and a U.S. income tax liability. The Company has concluded that it is more likely than not that the carryforwards will not be fully realized because of the United States net operating loss carryfowards available which will reduce U.S. income tax liabilities and the large reduction in future projected foreign source income as a result of discontinued foreign operations. In addition, the provision excludes approximately $0.2 million and $0.8 million of tax benefits for the three and six months ended April 30, 2005 for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

        The provision for income taxes for the three months ended April 30, 2004 was $2.4 million on the income from continuing operations before the provision for income taxes of $4.1 million and the provision for income taxes for the six months ended April 30, 2004 was $3.6 million on the income from continuing operations before the provision for income taxes of $3.7 million. The provision excludes approximately $0.5 million and $1.1 million of tax benefits for the three and six months ended April 30, 2004 for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

        The American Jobs Creation Act ("the Act") was signed into effect on October 22, 2004. The Act includes a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company may elect to take this special one-time deduction for dividends received during the year ending October 31, 2005. Subsequent to the close of quarter ended April 30, 2005, the Company approved a Domestic Reinvestment Plan that includes a range of possible cash repatriations between $18 million and $25 million from AEP Industries (NZ) Limited, a New Zealand company. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements as a tax study is currently being done. The study is expected to be concluded during the third quarter of fiscal 2005. There have been no amounts recognized under the repatriation provision to date and, accordingly, there has been no effect on income tax expense (or benefit) included in these financial statements. The Company is still in the process of evaluating the effects of the repatriation provision.

(12)    Liquidation of Fabbrica Italiana Articoli Plastici SpA

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

        During the fourth quarter of fiscal 2003, the Company recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP based on its best estimates in establishing asset impairments, allowances and asset write downs and reserves needed as a result of the voluntary liquidation of FIAP. The following is a summary of the reserves still remaining at April 30, 2005, and included in accrued expenses in the consolidated balance sheets:

Amounts in thousands	Balance at October 31, 2004	Payments	Foreign Exchange	Balance at April 30, 2005
Reserve for non-compete agreements	$116	$(28)	$—	$88
Reserve for other costs	314	—	—	314

Total Reserves	$430	$(28)	$—	$402

        The Company has three non-compete agreements outstanding at April 30, 2005. The last payment is expected to be made on September 30, 2006, in accordance with the agreements.

        Other costs relate to litigation claims made against the Company and represent the Company's best estimate of settlement costs.

        The following information summarizes the results of operations of FIAP, excluding the above charges, included in the consolidated statements of operations:

	For the three Months ended April 30, 2005	For the three Months ended April 30, 2004	For the six Months ended April 30, 2005	For the six Months ended April 30, 2004
	(In thousands)
Net Sales	$—	$(16)	$—	$1,954
Gross Profit	—	(93)	—	(67)
Loss from operations	(87)	(653)	(420)	(1,015)
Net loss	(87)	$(624)	(420)	$(897)

        The Company expects to incur additional expenses in fiscal 2005. These expenses relate to the salaries of contracted people who will assist in the dismantling and shipping of the machinery (completed in the second quarter of 2005), security costs, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimates at April 30, 2005, these costs to be approximately $0.2 million for the remainder of fiscal year 2005.

        Assets held for sale include land and buildings for the FIAP location. On May 31, 2005, the Company signed a contract to sell the land and building for approximately $7.5 million, before costs to sell. The contract contains certain contingencies such that the consummation of the sale will not occur until December 31, 2005. The Company expects to record a gain on the transaction. The last of the FIAP machinery and equipment was sold during the second quarter with the Company receiving $1.2 million in cash proceeds.

        The liquidation of FIAP was considered completed at October 31, 2004, except for selling the land and building. At the completion of the sale of the FIAP land and building, which is expected in the third quarter of fiscal 2005, the Company expects to charge operations for the accumulated translation adjustment component of FIAP's equity in accordance with SFAS No. 52, "Foreign Currency Translation,". At April 30, 2005, the FIAP accumulated translation loss included in accumulated other comprehensive loss was approximately $10.3 million.

(13)    Discontinued Operations

        In July 2004, the Company's management approved a plan to dispose of its Spanish subsidiary, a component of the Company's European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, during the fourth quarter of 2004, the Company recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million in which $2.9 million was paid by January 31, 2005, with the remaining $0.4 paid during the second quarter of fiscal 2005. Additionally, there was a reserve for lease termination costs at October 31, 2004 totaling $1.2 million. A final agreement with the lessor has been reached for $0.7 million which will be paid equally over each of the next 21 months ending in November 2006. The additional $0.5 million has been reversed into the statement of operation during the three months ending April 30, 2005 and is reflected in the pre-tax loss of discontinued operations in the consolidated statements of operations.

        The Company's management committed to a plan during the six months ended April 30, 2005 to divest five of its foreign subsidiaries: AEP Industries Packaging France, Termofilm SpA, AEP Bordex BV, AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited.

        On February 10, 2005, the Company completed the disposition of AEP Industries Packaging France, a component of the Company's European segment that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. The Company recorded a loss on the disposition of $1.9 million and is included in the loss from disposition on the statements of operations.

        On March 25, 2005, the Company sold all of its equity interest in Termofilm SpA, an Italian subsidiary and component of the Company's European segment that manufactured polyolefin shrink films, for approximately $1.8 million. The Company received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. The Company recorded a loss of $0.4 million on the sale, including a full allowance on the note, and is included in the loss from disposition on the statements of operations.

        On May 2, 2005, the Company completed its sale of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited, (collectively, the "Pacific operations"), to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total proceeds were $58.6 million, including approximately $22.9 million of cash advanced to the Company on collection of the net trade accounts receivables outstanding in the Pacific operations at April 30, 2005. The purchase price and advanced monies are subject to final balance sheet audit adjustments

        The sale of the Pacific operations excluded approximately 22 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The book value of the property at April 30, 2005 is approximately $8 million and is included in property, plant and equipment on the consolidated balance sheets. The buyer will occupy this property rent free for a period which will not exceed 1 1/2 years after which the buyer will either lease or vacate the property. If the buyer vacates the property, the Company intends to sell this property at that time.

        The Company has recorded an impairment to the assets of discontinued operations related to the Pacific operations at April 30, 2005 of $1.1 million, including an allocation for the fair value of the free rent, and is included in the pre-tax loss from discontinued operations. The Company has recorded a loss on the sale of the Pacific operations to be $0.6 million, after all costs to sell, and is included in pre-tax loss from disposition. The Company expects to pay approximately $1.6 million related to stay bonuses, commissions and severance to certain employees of the Pacific companies and will record these through expenses of the discontinued operations in the third quarter of fiscal 2005.

        On June 8, 2005, the Company entered into an agreement to sell shares of it's Bordex operations for approximately $2.3 million.

        The accumulated foreign currency translation losses for the French and Termofilm subsidiaries of $2.0 million and $0.2 million, respectively, have been charged to loss from disposition. In accordance with SFAS No. 52, "Foreign Currency Translation", these amounts were previously carried as a reduction of consolidated shareholders' equity and, an equal and offsetting amount was reported in accumulated other comprehensive loss. The Spanish discontinued operations foreign currency translation losses of $0.5 million for the six months ended April 30, 2005 have been charged to loss from disposition.

        Condensed financial information related to these discontinued operations is as follows:

For the three months ended April 30, 2005	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
	(in thousands)
Net sales	$(41)	$799	$736	$21,389	$15,449	$4,565	$42,897
Gross profit (loss)	(107)	104	111	1,847	1,357	648	3,960
Pre-tax income (loss) income from operations	399	(30)	(12)	(1,222)	(1,643)	(7)	(2,515)
Loss on disposition	(307)	(64)	(8)	—	(556)	—	(935)
Net (loss) income	$92	$(94)	$(27)	$(1,222)	$(3,008)	$(3)	$(4,262)
For the three months ended April 30, 2004	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
Net sales	$4,506	$6,486	$1,016	$20,478	$12,879	$4,105	$49,470
Gross profit (loss)	229	919	384	1,957	1,728	663	5,880
Pre-tax income (loss) income from operations	(162)	(300)	107	(553)	225	53	(630)
Net (loss) income	$(1,870)	$(206)	$73	$(686)	$146	$47	$(2,496)
For the six months ended April 30, 2005	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
Net sales	$91	$8,026	$1,880	$42,886	$29,753	$8,831	$91,467
Gross profit (loss)	(222)	1,148	467	3,536	2,898	1,304	9,131
Pre-tax income (loss) income from operations	267	(270)	21	(2,110)	(1,622)	9	(3,705)
Loss from disposition	(523)	(3,940)	(635)	—	(556)	—	(5,654)
Net (loss) income	$(256)	$(4,210)	$(640)	$(2,110)	$(2,984)	$145	$(10,055)
For the six months ended April 30, 2005	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
	(in thousands)
Net sales	$8,349	$12,816	$1,995	$41,494	$25,783	$8,168	$98,605
Gross profit	770	1,928	729	4,581	3,721	1,385	13,114
Pre-tax income (loss) income from operations	(449)	(357)	181	(288)	895	152	134
Net (loss) income	$(1,997)	$(206)	$137	$(351)	$596	$125	$(1,696)

        Asset and liabilities of the discontinued operations are comprised of the following at April 30, 2005:

	Spain	Australia	New Zealand	Bordex	Total
	(in thousands)
Assets:
Cash	$2,660	$6	$4	$269	$2,939
Accounts receivable	—	14,443	8,012	2,470	24,925
Inventories	21	12,547	10,611	1,858	25,037
Machinery and equipment	1,000	22,310	22,456	21	45,787
Goodwill	—	5,140	6,184	430	11,754
Other assets	528	1,848	2,488	386	5,250

Total Assets	$4,209	$56,294	$49,755	$5,434	$115,692

Liabilities:
Bank borrowings	$0	$12,546	$9,652	$2,107	$24,305
Accounts payable	3,862	6,649	5,258	1,385	17,154
Accrued expenses	1,089	7,374	5,481	704	14,648

Total Liabilities	$4,951	$26,569	$20,391	$4,196	$56,107

        Asset and liabilities of the discontinued operations are comprised of the following at October 31, 2004:

	Spain	Australia	New Zealand	Bordex	France	Termofilm	Total
	(in thousands)
Assets:
Cash	$1,601	$6	$43	$—	$35	$120	$1,805
Accounts receivable	2,532	16,129	7,146	1,879	4,237	2,010	33,933
Inventories	342	12,702	9,793	2,011	2,908	807	28,563
Machinery and equipment	1,000	22,418	23,194	22	3,430	653	50,717
Goodwill	—	5,140	6,184	430	—	411	12,165
Other assets	574	1,463	2,076	107	1,458	167	5,845

Total Assets	$6,049	$57,858	$48,436	$4,449	$12,068	$4,168	$133,028

Liabilities:
Bank borrowings	$—	$11,114	$8,304	$1,318	$3,536	$—	$24,272
Accounts payable	3,973	8,145	4,792	923	2,894	727	21,454
Accrued expenses	2,866	8,526	6,667	128	3,531	1,475	23,193

Total Liabilities	$6,839	$27,785	$19,763	$2,369	$9,961	$2,202	$68,919

(14)    Commitments and Contingencies

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

  Employment Contracts:

        On May 9, 2005, the Company entered into employment agreements with each of the following executives of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements are effective as of November 1, 2004 and have an initial term of three years and may be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. Other terms of the agreement include terms dealing with termination and the rights of the executive to payments following termination under certain circumstances and upon a change of control, confidentiality, non-competition, non-solicitation and related agreements, as well as other provisions frequently found in executive agreements. The agreements are as follows:

        Mr. Barba is Chairman of the Board of Directors, President and Chief Executive Officer of the Company. He shall receive a base salary of $698,000 and is entitled to annual bonus pursuant to the Company's Management Incentive Plan if specified targets are achieved.

        Mr. Feeney is Executive Vice President, Finance and Chief Financial Officer of the Company and director for the Company. He shall receive a base salary of $334,000 and is entitled to annual bonus pursuant to the Company's Management Incentive Plan if specified targets are achieved.

        Mr. Powers is Executive Vice President, Sales and Marketing for the Company. He shall receive a base salary of $262,545 and is entitled to annual bonus pursuant to the Company's Management Incentive Plan if specified targets are achieved.

        Mr. David Cron is Executive Vice President, Manufacturing, North America/Europe for the Company. He shall receive a base salary of $252,350 and is entitled to annual bonus pursuant to the Company's Management Incentive Plan if specified targets are achieved.

        Mr. Vegliante is Executive Vice President, Operations for the Company. He shall receive a base salary of $236,595 and is entitled to annual bonus pursuant to the Company's Management Incentive Plan if specified targets are achieved.

        Mr. Robert Cron is Executive Vice President of National Accounts for the Company. He shall receive a base salary of $228,348 and is entitled to annual bonus pursuant to the Company's Management Incentive Plan if specified targets are achieved.

        Mr. Noll is Vice President, Controller, Secretary and director for the Company. He shall receive a base salary of $171,037 and is entitled to annual bonus pursuant to the Company's Management Incentive Plan if specified targets are achieved.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. Our principal manufacturing operations are located in the United States, Canada, the Netherlands and Belgium. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. We disposed of our French operations in February 2005. We sold our Termofilm operations in Italy in March 2005. We sold our Australian and New Zealand operations in May 2005. Lastly, we entered into an agreement in June 2005 to sell our Bordex operations in Holland.

        Resin costs, depending on the product line, average between 57% and 77% of the cost of goods sold. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit. Resin pricing increased 19.6% during fiscal 2004 in North America and at a much higher rate in our European regions. In North America, we were able to pass through these resin increases in fiscal 2004; however resin increases in the European markets were not all passed through in fiscal 2004 due to customer resistance and to the competitive market place. During the first six months of fiscal 2005, we had a 17.6% net increase in per pound resin costs in North America and we anticipate future price increases in resin worldwide for the balance of fiscal 2005. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future.

Results of Operations

Three Months Ended April 30, 2005, as Compared to Three Months Ended April 30, 2004

Net Sales and Gross Profit

        Net sales for the three months ended April 30, 2005, increased by $28.4 million, or 18.1%, to $184.9 million from $156.5 million for the three months ended April 30, 2004. The increase in net sales included $2.7 million of positive impact of foreign exchange and $30.0 million from the increased per unit selling prices offset by $4.3 million from decreased sales volume. Net sales in North America increased $20.4 million to $152.4 million in the second quarter of fiscal 2005 from $132.0 million in the same period in the prior fiscal year. The increase was primarily due to a 19.0% increase in per unit average selling prices partially offset by a 3.5% decrease in sales volume. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which we were able to pass through to our customers in the current period. Sales volume in North America was strong during the first quarter as customers were anticipating resin cost increases and resulting selling price increases, but softened in the second quarter as customers were working through their elevated inventory levels. Sales in the second quarter of 2005 also included $0.9 million of positive impact of foreign exchange relating to our Canadian operations. Net sales in Europe increased $8.0 million to $32.5 million for the three months ended April 30, 2005, from $24.5 million for the three months ended April 30, 2004. This increase for the period was primarily due to a 19.5% increase in per unit selling prices combined with a 4.3% increase in sales volume. In spite of continuing general economic pressures of the region and the competitive marketplace, European operations were able to pass through to its customers current resin price increases. The second quarter of 2005 also included $1.9 million of positive impact of foreign exchange relating to the European operations.

        Gross profit for the three months ended April 30, 2005, was $30.5 million compared to $31.2 million for the three months ended April 30, 2004. This decrease of $0.7 million in gross profit was primarily the result of decreased sales volume in North America partially offset by improving performance in the European operations with increased volume and pricing and a positive impact of foreign exchange of $0.4 million. Gross profit in North America decreased $1.6 million, or 5.6%, to $27.7 million for the quarter ended April 30, 2005, which includes positive impact of foreign exchange of approximately $0.2 million. This decrease was primarily due to a decrease in volume during the current period versus the same period in the prior year and a change in product mix. Gross profit in Europe increased $0.9 million, or 56.2% to $2.8 million for the three months ended April 30, 2005, from $1.9 million for the three months ended April 30, 2004. This increase includes the positive effect of foreign exchange of $0.2 million for the second quarter of fiscal 2005 combined with increases in per unit selling prices. The Company continues to focus on cost control and improved sales mix to achieve improvement in gross profit.

Operating expenses

        Operating expenses for the three months ended April 30, 2005 increased $0.3 million or 1.2% to $21.5 million from the comparable period in the prior fiscal year. The operating expenses increased $0.3 million as a result of negative impact of foreign exchange. Delivery expenses for the second quarter of fiscal 2005 as compared to the same period in the prior fiscal year remained relatively flat at $7.6 million. A negative foreign exchange impact of $0.1 million was offset by a decrease in delivery expenses of $0.1 million from the prior year primarily as a result of the 3.5% decrease in North America sales volume in the second quarter of fiscal 2005. Selling expenses increased by $0.1 million to $7.9 million from $7.8 million in the same period in the prior fiscal year. This increase can be primarily attributed to a negative impact of foreign exchange of $0.1 million. General and administrative expenses for the three months ended April 30, 2005 increased $0.1 million to $6.0 million. Decreases in the European and Canadian operations were offset by increases in the U.S. operations due to increases in legal and advisory expenses and costs related to compliance with the Sarbanes-Oxley Act of 2002.

Other Operating Income (Expense)

        Other operating income (expense) for the three months ended April 30, 2005, amounted to $12,000 in expense versus $13,000 in expense for the same period in prior year resulting from net losses from sales of property and equipment during the respective periods.

Interest Expense, Net

        Interest expense, net for the three months ended April 30, 2005 of $12.9 million increased $7.0 million from $5.9 million in the same period in the prior fiscal year. Included in interest expense for the three months ended April 30, 2005 are the write-off of unamortized fees of $2.6 million related to the Company's 9.875% Senior Subordinated Notes, the early tender fee paid to the note holders of $4.2 million and the payment of $0.2 million of fees related to the redemption of the 9.875% Debentures. Without these items, interest expense remained relatively flat from the same period in the prior fiscal year. The refinancing of the debentures resulted in a reduction of interest expense for the three months ended April 30, 2005 as compared to the same period in the prior fiscal year of $0.2 million primarily due to the reduction in interest rate from 9.875% to 7.875% on $175 million of the Debentures. This was offset by a $0.2 million increase in worldwide interest resulting from higher average debt outstanding for the three months ended April 30, 2005 as compared to the same period in the prior fiscal year.

Other Income (Expense)

        Other income (expense) for the three months ended April 30, 2005, amounted to a $33,000 in income, a decrease of $161,000 in income from $194,000 in income in the comparable prior year period. During the current period, we recognized $6,000 of foreign currency transaction gains versus losses of $645,000 during the same period in the prior fiscal year due to the number of our hedge contracts settled in each period and unrealized gains on foreign currency denominated payables and receivables. Interest income for the first quarter of fiscal 2005 amounted to $27,000 up from $14,000 in the prior year period. The prior period included $800,000 of interest income received from the Internal Revenue Service calculated on our prior periods refund claims and $25,000 of miscellaneous income; all of which did not occur in the current period.

Provision (Benefit) for Income Taxes

        The provision for income taxes for the three months ended April 30, 2005, was $2.5 million on the loss from continuing operations before the provision for income taxes of $3.8 million. The current provision for income taxes for the three months ended April 30, 2005, includes a $2.9 million increase in valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of our U.S. operations. The benefits of these credits are dependent on the United States operations generating foreign-source taxable income and a U.S. income tax liability. We have concluded that it is more likely than not that the carryforwards will not be fully realized because of the United States net operating loss carryfowards available which will reduce U.S. income tax liabilities and the large reduction in future projected foreign source income as a result of discontinued foreign operations. In addition, the provision excludes approximately $0.2 million of tax benefits for the three months ended April 30, 2005 for foreign entities with net losses for which the we have determined that it is more likely than not that the tax benefit will not be fully realized.

        The provision for income taxes for the three months ended April 30, 2004 was $2.4 million on the income from continuing operations before the provision for income taxes of $4.1 million. The provision excludes approximately $0.5 million of tax benefits for the three months ended April 30, 2004 for foreign entities of continuing operations with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

Six Months Ended April 30, 2005, as Compared to Six Months Ended April 30, 2004

Net Sales and Gross Profit

        Net sales for the six months ended April 30, 2005, increased by $65.9 million, or 22.2%, to $362.2 million from $296.3 million for the six months ended April 30, 2004. The increase in net sales included $5.8 million of positive impact of foreign exchange, $51.2 million from increased per unit selling prices and $8.9 million from higher sales volume. Net sales in North America increased $52.5 million to $299.1 million in the first six months of fiscal 2005 from $246.6 million in the same period in the prior fiscal year. The increase was primarily due to an 17.4% increase in per unit average selling prices along with an increase of 2.8% in sales volume. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which we were able to pass through to our customers in the current period. The first half of fiscal 2005 also included $1.7 million of positive impact of foreign exchange relating to our Canadian operations. Net sales in Europe increased $13.4 million to $63.1 million for the six months ended April 30, 2005 from $49.7 million for the six months ended April 30, 2004. This increase for the period was a result of the positive impact of foreign exchange of $4.1 million combined with a 17.2% increase in per unit selling prices and a 1.3% increase in sales volume. In spite of continuing general economic pressures of the region and the competitive marketplace, European operations were able to pass through to its customers current resin price increases which increase the per unit selling prices along with enjoying an increase in customer demand, particularly in its printed and laminate business.

        Gross profit for the six months ended April 30, 2005, was $59.6 million compared to $56.5 million for the six months ended April 30, 2004. This increase of $3.1 million in gross profit was a result of the positive impact of foreign exchange of $0.8 million, improved margins and increased sales volume globally, which improved worldwide gross profit by $2.3 million. Gross profit in North America increased $1.3 million, or 2.4%, to $53.8 million for the six months ended April 30, 2005, which was primarily due to the 2.8% increase in sales volume, which increased gross profit by $1.4 million, in addition to $0.4 million of positive impact of foreign exchange. Gross profit in Europe increased $1.8 million, or 44.4% to $5.8 million for the six months ended April 30, 2005, from $4.0 million for the six months ended April 30, 2005. This increase includes the positive effect of foreign exchange of $0.4 million for the first half of fiscal 2005 and 17.2% increase in per unit selling prices resulting in our ability to pass through to customers current period resin price increases and our continued focus on cost control and improved sales mix.

Operating expenses

        Operating expenses for the six months ended April 30, 2005, were $43.7 million, an increase of $2.5 million, or 6.1%, from $41.2 million for the six months ended April 30, 2004. Included in the $2.5 million increase is $0.6 million of negative impact of foreign exchange. Delivery expenses for the first half of fiscal 2005 were $15.3 million versus $14.7 million in the prior year. After giving effect to the negative foreign exchange impact of $0.2 million, delivery expenses increased by $0.4 million from the prior year due to suppliers passing along energy cost increases and a 2.8% increase in North America sales volume in the first half of fiscal 2005. Selling expenses decreased by $0.1 million to $15.7 million from $15.8 million in the same period in the prior fiscal year. This decrease can be primarily attributed to net reductions in other selling expenses of $0.3 million, which were offset by the negative impact of foreign exchange of $0.2 million. General and administrative expenses for the six months ended April 30, 2005, increased by $2.0 million or 19.7% to $12.7 million from $10.7 million in the same period in the prior fiscal year. This increase was primarily due to legal and advisory expenses and costs related to compliance with the Sarbanes-Oxley Act of 2002 and the negative impact of foreign exchange of $0.3 million for the first quarter of fiscal 2005 as compared to the comparable prior period.

Other Operating Income (Expense)

        Other operating income (expense) for the six months ended April 30, 2005, amounted to $156,000 in income versus $11,000 in expense for the same period in the prior year resulting from net gains and losses, respectively, from sales of property and equipment during the periods.

Interest Expense, Net

        Interest expense, net for the six months ended April 30, 2005 of $19.1 million increased $7.2 million from $11.9 million in the same period in the prior fiscal year. Included in interest expense for the six months ended April 30, 2005 are the write-off of unamortized fees of $2.6 million related to the Company's 9.875% Senior Subordinated Notes, the early tender fee paid to the note holders of $4.2 million and the payment of $0.2 million of fees related to the redemption of the 9.875% Debentures.    Without these items, interest expense increased $0.2 million from the same period in the prior fiscal year. The refinancing of the debentures resulted in a reduction of interest expense for the six months ended April 30, 2005 as compared to the same period in the prior fiscal year of $0.2 million primarily due to the reduction in interest rate from 9.875% to 7.875% on $175 million of the Debentures. This was offset by a $0.4 million increase in worldwide interest resulting from higher average debt outstanding for the six months ended April 30, 2005 as compared to the same period in the prior fiscal year.

Other Income (Expense)

        Other income (expense) for the six months ended April 30, 2005, amounted to a $201,000 in expense versus $258,000 in income in the comparable prior year period. During the current period, we recognized $248,000 of foreign currency transaction losses versus losses of $695,000 during the same period in the prior fiscal year due to the number of hedge contracts settled in each period and unrealized losses on foreign currency denominated payables and receivables. Interest income for the first half of fiscal 2005 amounted to $55,000 up from $28,000 in the prior year period. The prior period included $800,000 of interest income received from the Internal Revenue Service calculated on our prior periods refund claims and $125,000 of miscellaneous income; all of which did not occur in the current period.

Provision (Benefit) for Income Taxes

        The provision for income taxes for the six months ended April 30, 2005, was $3.7 million on the loss from continuing operations before the provision for income taxes of $3.3 million. The current provision for income taxes for the six months ended April 30, 2005, includes a $2.9 million increase in valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the U.S. operations. The benefits of these credits are dependent on the United States operations generating foreign-source taxable income and a U.S. income tax liability. The Company has concluded that it is more likely than not that the carryforwards will not be fully realized because of the United States net operating loss carryfowards available which will reduce U.S. income tax liabilities and the large reduction in future projected foreign source income as a result of discontinued foreign operations. In addition, the provision excludes approximately $0.8 million of tax benefits for the six months ended April 30, 2005 for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

        The provision for income taxes for the six months ended April 30, 2004 was $3.6 million on the income from continuing operations before the provision for income taxes of $3.7 million. The provision excludes approximately $1.1 million of tax benefits for the six months ended April 30, 2004 for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

Liquidity and Capital Resources

Sources of Capital

        We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

        Our working capital amounted to $151.4 million at April 30, 2005, compared to $127.7 million at October 31, 2004. This $23.7 million increase in working capital was primarily driven by an increase in inventories and a decrease in accrued expenses offset by a decrease in cash and a decrease in net assets of discontinued operations. Our investment in inventories increased $12.8 million primarily as a result of an increase in raw material costs (prime resin) in North America that increased our investment in inventories through financing from our senior credit facility (in long-term debt) during the period. Accrued expenses decreased due to the payments of interest on our 2007 Notes and October 31, 2004 accrued expenses, primarily during the first quarter. The decrease of $5.8 million in the net assets of the discontinued operations is primarily due to the disposition and sale of our French and Termofilm operations, respectively, during the second quarter. Excess cash in our Canadian operations was used to repay long-term debt. The remaining increases and decreases in the components of our net working capital reflect normal operating activity for the period.

Issuance of 7.875% Senior Notes—2013

        On March 18, 2005, we completed the sale of $175 million aggregate principal amount of 7.875% Senior Subordinated Notes due March 15, 2013 ("2013 Notes") through a private offering. Interest is paid semi-annually on every March 15th and September 15th.

        The 2013 Notes mature on March 15, 2013, and contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of the covenants at April 30, 2005.

        The proceeds of the offering, along with $6.2 million of additional borrowings under the senior credit facility, were used to repay the tender offer of the 2007 Notes, the tender premium, accrued interest and related fees received to date, as discussed below.

9.875% Senior Subordinated Notes—2007

        On March 18, 2005, we completed our tender offer and consent solicitation related to $166.9 million of our outstanding $200 million 9.875% Senior Subordinated Notes due November 15, 2007 ("2007 Notes"). Under the tender offer (the "Offer), we accepted all validly tendered 2007 Notes for payment under the Offer, and accordingly paid approximately $170.5 million to purchase $166.9 million of the 2007 Notes from Note holders. We also paid $5.6 million of interest accrued from November 15, 2004 to March 18, 2005 to the Note holders.

        Subsequent to our quarter-end, on May 17, 2005, we completed our call redemption on the remaining $33.1 million aggregate principal amount of 2007 Notes. We paid approximately $33.7 million to purchase $33.1 million of the 2007 Notes from Note holders. Additionally, we paid $1.7 million of accrued interest to the Note holders. Proceeds from the sale of our Pacific operations on May 2, 2005 were primarily used to finance this transaction.

Senior Credit Facility

        On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation which has been succeeded by merger by Wachovia Bank N.A. as initial lender thereunder and as agent for the financial institutions that would from time to time be lenders thereunder. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. The senior credit facility had an initial three-year term with an option held by us to extend prior to the end of year three for an additional year and, if so extended, at the end of year four for an additional year, in each case subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.25% of the maximum amount of borrowings under the senior credit facility. The term of the senior credit facility has been extended to November 19, 2005, and may be extended to November 19, 2006. We expect to refinance the senior credit facility prior to that time. However, any extension of the maturity of the senior credit facility is subject to certain conditions and, under certain circumstances, the lenders under the senior credit facility may elect to not permit us to renew the senior credit facility.

        Amounts available for borrowing are based upon the sum of eligible accounts receivable and inventories, determined on a monthly basis, and the aggregate value of eligible buildings and equipment. The senior credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. At any time Excess Availability, as defined by the senior credit facility, is less than $20.0 million, a minimum EBITDA covenant becomes applicable and a springing lock-box becomes activated; at any time Excess Availability is less than $10.0 million, we also become subject to further restrictions, including limitations on inter-company funding. When the springing lock-box is activated, all remittances received from customers in the United States automatically repay the balance outstanding under the senior credit facility. The automatic repayments through the lock-box remain in place until Excess Availability exceeds $20.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the senior credit facility is classified as a current liability, which may materially affect our working capital ratio. During the first six months of fiscal 2005 the Excess Availability under our senior credit facility ranged from $33.2 million to $66.5 million. Our Excess Availability under this facility was $53.4 million at April 30, 2005. We currently project that our Excess Availability under this facility will exceed $20.0 million through October 31, 2005, at a minimum, based upon budgeted financial statements and budgeted cash requirements. Interest rates under the senior credit facility range from, in the case of loans based on the prime rate, the prime rate plus 0.25% to 1.00% or, in the case of loans based on LIBOR, LIBOR plus 2.25% to 3.00%, in each case depending on (i) Excess Availability and (ii) our leverage. We are obligated to pay an unused line fee on the excess of the maximum credit facility amount over the average daily usage of the senior credit facility at a rate equal to 0.375% or 0.5%, depending upon (i) Excess Availability and (ii) our leverage. As of April 30, 2005, there was $46.0 million outstanding at a weighted average interest rate of 6.00% under this senior credit facility.

        On February 10, 2005, we entered into an amendment to the senior credit facility increasing our maximum borrowings under the existing senior credit facility from $85.0 million to $100.0 million. In addition, on February 25, 2005, we further amended and obtained consent under the senior credit facility to permit the tender offer and consent solicitation for our Senior Subordinated Notes described above and increased the annual permitted amount for certain repayments of indebtedness and repurchases of our securities and for certain investments from $25.0 million to $50.0 million.

Foreign Borrowings

        We maintain various credit facilities at our foreign subsidiaries. At April 30, 2005, the aggregate amount outstanding under such facilities was $13.5 million, all of which is secured by various assets of the foreign subsidiaries, and which may include accounts receivable, inventories, property and machinery, equipment and real estate. The carrying amount of the collateral at April 30, 2005, was $30.1 million. There was $7.5 million additional availability under these facilities at April 30, 2005. We guarantee certain of the debt of our foreign subsidiaries through corporate guarantees aggregating approximately $8.7 million at April 30, 2005. There are no existing events of default that would require us to satisfy these guarantees. Borrowings under these facilities are used to support operations at such subsidiaries and are generally serviced by local cash flow from operations.

Sale of Pacific Operations

        Subsequent to our quarter-end, on May 2, 2005, we completed the sale our Pacific operations combined with most of the operating assets of these businesses for $58.6 million, including approximately $22.9 million of cash advanced to the Company on collection of the net trade accounts receivables outstanding in the Pacific operations at April 30, 2005. The proceeds from the sale were primarily used to repay the remaining $33.1 million of 2007 Notes, the associated tender premium, accrued interest and related fees, as discussed above.

        The sale of the Pacific operations excluded approximately 22 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The buyer will occupy this property rent free for a period which will not excess 1 1/2 years after which the buyer will either lease or vacate the property. If the buyer vacated the property, we intend to sell this property at that time. The book value of the property at April 30, 2005 is approximately $8 million.

Cash Flows

        Our cash and cash equivalents were $3.3 million at April 30, 2005, as compared to $9.5 million at October 31, 2004. Net cash used in operating activities from continuing operations during the six months ended April 30, 2005, was $22.8 million, primarily comprised of a loss from continuing operations of $7.1 million adjusted for non-cash operating charges totaling $26.0 million. These non-cash charges to continuing operations consist primarily of depreciation and amortization of $10.6 million, an increase in our LIFO reserve of $7.6 million, write-off of debt fees related to our 2007 Notes of $2.6 million, provision for deferred taxes of $2.7 million, our ESOP expense of $1.0 million and amortization of debt fees (prior to write-off) and bond discount of $0.7 million. An additional reconciling item to the loss from continuing operations is $3.6 million of tender premium paid to the senior subordinated note holders, which has been reflected in cash flows of financing activities of continuing operations as part of the purchase of the 9.875% senior subordinated notes. These positive adjustments were offset by increases in inventories of $20.9 million, in accounts receivable of $5.1 million, and in other current assets of $4.0 million and a reduction in accounts payable and in accrued expenses of $4.8 million and $10.7 million, respectively. In each period, the net changes in other operating assets and liabilities reflect normal operating activity.

        Net cash used in investing activities during the six months ended April 30, 2005, was $3.7 million, resulting primarily from investments in capital expenditures of $6.7 million. This was offset by proceeds from the sale of our Termofilm subsidiary of $1.6 million, from the sale of machinery in FIAP (assets held for sale) of $1.1 million, and from the sale of machinery and equipment of $0.3 million.

        Net cash provided by financing activities during the six months ended April 30, 2005, was $21.3 million, reflecting purchase of our 9.875% 2007 Notes of $170.5 million, payment of $5.5 million of fees related to the issuance of our 2013 Notes, $1.0 million of capitalized lease payments, net repayments of our foreign borrowing and our Pennsylvania Industrial Loans of $0.6 million and a $0.3 increase in cash restricted for use. These were offset by $175 million of proceeds related to the issuance of our 7.875% 2013 Notes, net borrowings of $23.9 million under our Senior Credit Facility and $0.3 million proceeds related to the issuance of common stock and exercise of employee stock options.

        Net cash used in our discontinued operations during the six months ended April 30, 2005, was $1.0 million, resulting primarily from cash used in the close down of our Spanish subsidiary, loss related to the disposition of our French subsidiary, the loss on the sale of our Termofilm operation, net cash used by our Pacific operations offset by cash provided by our Bordex operations.

        Our aggregate commitments under our senior credit facility, Senior Subordinated Notes, foreign borrowings, capital leases and noncancelable operating lease agreements as of April 30, 2005, are as follows:

	For the fiscal years ending October 31,
	Borrowings	Capital Leases(4)	Operating Leases	Total Commitment
	(in thousands)
2005 balance of year(2)	$43,923	$853	$3,500	$48,276
2006	562	1,707	5,963	8,232
2007(1)	46,806	1,707	3,983	52,496
2008	770	798	2,097	3,665
2009	778	66	1,038	1,883
Thereafter(3)	177,118	0	4,062	181,180

(1)
We expect to refinance our revolving credit facility, which expires in November 2005 with an option held by us to extend the expiration date to November 2006. The senior credit facility is expected to be refinanced at that time.

(2)
$33.1 million of our 2007 Notes was repaid on May 17, 2005.

(3)
Borrowings include $175 million Senior Notes due on March 15, 2013.

(4)
Excludes $2.6 million capital lease in Belgium in which the future lease payments are secured by cash restrictively held at a third party bank.

        On May 2, 2005, we completed the sale our Pacific operations combined with most of the operating assets of these businesses for $58.6 million. The proceeds from the sale were used primarily to repay the remaining $33.1 million 2007 Notes, the associated tender premium, accrued interest and related fees.

        On May 31, 2005, we completed the sale of our land and buildings in FIAP for approximately $7.5 million. $1.5 million was received on closing and the remaining $6.0 million is due on December 31, 2005.

        We expect to use approximately $200,000 of cash for the shutdown of FIAP for the remainder of fiscal 2005 and approximately $200,000 of cash for operating costs such as salaries, utilities and professional fees in Spain for the remainder of fiscal 2005.

        We know of no current or pending demands or commitments that will materially affect liquidity, however we have $2.7 million in approved capital project spending that is scheduled to be incurred in the remainder of fiscal 2005.

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

        We believe that our cash on hand at April 30, 2005, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our senior credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. At April 30, 2005, we had an aggregate of approximately $60.9 million available under our credit facilities.

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

        The Company's critical accounting policies are described in detail in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements in the Company's previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2004. There were no changes to these policies during the six months ended April 30, 2005.

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

Interest Rates

        We may use interest rate swaps, collars and options to manage our exposure to fluctuations in interest rates. At April 30, 2005, there was one interest rate swap outstanding in connection with the $3.2 million bank debt of our Netherlands subsidiary. We were not a party to any interest rate collars or options at April 30, 2005.

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2005, the carrying value of our company's total debt, excluding capitalized debt, was $270.0 million of which approximately $210.5 million was fixed rate debt. As of April 30, 2005, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $209.8 million.

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

        We had a total of 10 foreign exchange forward contracts outstanding at April 30, 2005 with a total notional contract amount of $16.4 million, all of which have maturities of less than one year. At April 30, 2005, the net fair value of foreign exchange forward contracts were losses of $0.2 million, which is included in accrued expenses in the consolidated balance sheets and changes in the valuation of such forwards is recognized each period in other, net in the consolidated statements of operations.

        For the six months period ended April 30, 2005 and 2004, the changes in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $70,000 and $290,000, respectively, which is included in accumulated other comprehensive income (loss). We had no cash flow hedge contracts outstanding at April 30, 2005.

        Our foreign subsidiaries had third party outstanding debt of approximately $13.5 million on April 30, 2005. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

Item 4.    Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2005 (the "Evaluation Date"), pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of April 30, 2005, our disclosure controls and procedures were effective.

        There were no significant changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to matter described in Note 14 to our financial statements appearing in Part I of this Report.

        In addition, we are involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of AEP Industries Inc. was held on April 12, 2005, for the purpose of electing four Class A directors and ratification of the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14, of the Securities Exchange Act of 1934 and the rules there under, and there was no solicitation in opposition to management's solicitation.

        Management's nominees for Class A directors as listed in the Proxy Statement were elected with the following vote:

Class A Directors	Shares Voted "For"	Shares Withheld	Shares Not Voted
Kenneth Avia	5,410,486	213,056	2,813,681
Paul E. Gelbard	5,163,718	459,824	2,813,681
Lawrence R. Noll	5,191,283	432,259	2,813,681

        The appointment of KPMG LLP as independent auditors was ratified by the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"	Shares Not Voted
5,524,776	96,846	1,920	2,813,681

Item 6.    Exhibits

Exhibit #	Description
10.1
Indenture dated as of March 18, 2005, between the Registrant and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 22, 2005.
10.2
Registration Rights Agreement dated as of March 18, 2005, between the Registrant and the security holders its 7.875% Senior Notes, incorporated by reference to Exhibit 4..2 to the Registrant's Current Report on Form 8-K dated March 22, 2005
10.3
Asset Sale Agreement, dated as of April 19, 2005, among AEP Industries (Australia) Pty Limited and AEP Industries (NZ) Limited, as Vendors, Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, as Purchasers and AEP Industries Inc., as Guarantor, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 6, 2005.
10.4
Lease, dated as of May 2, 2005, between AEP Industries (Australia) Pty Limited, as Landlord, and Flexible Packaging Operations Australia Pty Limited, as Tenant, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 6, 2005.
10.5
Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba, incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K for dated May 13, 2005.
10.6
Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney, incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K for dated May 13, 2005.
10.7
Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers, incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K for dated May 13, 2005.
10.8
Employment Agreement, effective as of November 1, 2004, between the Company and David J. Cron, incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K for dated May 13, 2005.
10.9
Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante, incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K for dated May 13, 2005.
10.10
Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll, incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K for dated May 13, 2005.
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

AEP INDUSTRIES INC.
Dated: June 14, 2005	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Principal Executive Officer
Dated: June 14, 2005	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Principal Financial Officer and Director

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