Form 10-Q/A
period 2005-04-30
AEP INDUSTRIES INC
filed 2005-09-14
CIK 785787

UNITED STATES

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

(201) 641-6600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class of Common Stock	May 31, 2005
$.01 Par Value	8,528,949

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 for the purpose of amending and restating Items 1 and 2 of Part 1, containing our unaudited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations as of April 30, 2005 and for the three and six month periods ended April 30, 2005 and Item 4, Disclosure Controls and Procedures.

On August 18, 2005, we discovered that in determining the impairment to the assets of the discontinued Pacific operations at April 30, 2005, we had incorrectly included in our determination of fair value approximately $22.9 million of cash which had been advanced to the Company by the buyer of the Pacific operations against the trade receivables outstanding in the Pacific operations (which receivables would be retained by the Company, with collections on such receivables being required to be used to repay the cash advance). In addition to the error previously described, we also discovered that in determining the impairment to the assets of the discontinued Pacific operations at April 30, 2005, we had underestimated costs to sell the businesses by approximately $0.9 million, overestimated the cash proceeds by approximately $0.7 million and failed to include $2.6 million of New Zealand’s accumulated foreign currency translation losses as part of the carrying amount of our investment in New Zealand. As a result of these errors, the loss from discontinued operations that was recorded with respect to the sale of the Pacific operations (as reported in our unaudited consolidated financial statements as of April 30, 2005 and for the three and six month periods ended April 30, 2005 and, more specifically, in the discontinued operations section of our Consolidated Statements of Operations) has increased by approximately $27.1 million. In addition, we reclassified $556,000 of costs to dispose from loss on disposition to pre tax loss from discontinued operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(UNAUDITED)

	April 30, 2005	October 31, 2004
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,347	$9,508
Accounts receivable, less allowance for doubtful accounts of $5,694 and $5,411 in 2005 and 2004, respectively	81,548	76,725
Inventories, net	68,469	55,686
Deferred income taxes	3,745	4,296
Other current assets	10,033	7,168
Assets held for sale	5,976	7,092
Assets of discontinued operations	87,829	133,028
Total current assets	260,947	293,503
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $234,293 in 2005 and $224,819 in 2004	125,195	126,653
GOODWILL	17,250	17,939
DEFERRED INCOME TAXES	1,977	3,431
OTHER ASSETS	13,158	10,884
Total assets	$418,527	$452,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$11,023	$11,193
Accounts payable	46,676	51,485
Accrued expenses	23,628	34,249
Liabilities of discontinued operations	55,325	68,919
Total current liabilities	136,652	165,846
LONG-TERM DEBT	258,934	226,837
DEFERRED TAX LIABILITY	1,563	1,645
OTHER LONG-TERM LIABILITIES	10,278	9,723
Total liabilities	407,427	404,051
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,629,365 and 10,592,125 shares issued in 2005 and 2004, respectively	106	106
Additional paid-in capital	98,033	97,899
Treasury stock at cost, 2,100,896 and 2,187,275 shares in 2005 and 2004, respectively	(46,667)	(48,585)
(Accumulated deficit)/retained earnings	(32,990)	11,211
Accumulated other comprehensive loss	(7,382)	(12,272)
Total shareholders’ equity	11,100	48,359
Total liabilities and shareholders’ equity	$418,527	$452,410

The accompanying notes to the consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
NET SALES	$184,857	$156,515	$362,179	$296,274
COST OF SALES	154,316	125,354	302,599	239,741
Gross profit	30,541	31,161	59,580	56,533
OPERATING EXPENSES
Delivery	7,540	7,566	15,267	14,697
Selling	7,949	7,813	15,697	15,840
General and administrative	6,043	5,891	12,758	10,661
Total operating expenses	21,532	21,270	43,722	41,198
OTHER OPERATING INCOME
Gain (loss) on sales of property and equipment, net	(12)	(13)	156	(11)
Operating income from continuing operations	8,997	9,878	16,014	15,324
OTHER INCOME (EXPENSE):
Interest expense	(12,876)	(5,939)	(19,148)	(11,897)
Other, net	33	194	(201)	258
	(12,843)	(5,745)	(19,349)	(11,639)
(Loss) income from continuing operations before provision for income taxes	(3,846)	4,133	(3,335)	3,685
PROVISION FOR INCOME TAXES	2,515	2,430	3,730	3,588
(Loss) income from continuing operations	(6,361)	1,703	(7,065)	97
DISCONTINUED OPERATIONS:
Pre tax (loss) income from operations	(30,152)	(630)	(31,342)	134
Loss from disposition	(379)	—	(5,098)	—
Income tax provision	812	1,866	696	1,830
Loss from discontinued operations	(31,343)	(2,496)	(37,136)	(1,696)
Net Loss	$(37,704)	$(793)	$(44,201)	$(1,599)
EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
(Loss) income from continuing operations	$(0.75)	$0.20	$(0.84)	$0.01
Loss from discontinued operations	$(3.68)	$(0.30)	$(4.39)	$(0.21)
Total net loss per common share	$(4.43)	$(0.10)	$(5.22)	$(0.19)

Consolidated Statements of Other Comprehensive Income (Loss):

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	(2005)	2004	2005	2004
	(Restated)		(Restated)
Net loss	$(37,704)	$(793)	$(44,201)	$(1,599)
Other comprehensive income (loss):
Write-off of accumulated foreign currency translation adjustments related to discontinued French and Termofilm operations	(306)	—	2,205	—
Foreign currency translation adjustments	329	(5,198)	2,615	663
Unrealized gain on cash flow hedges	8	20	70	290
Comprehensive loss	$(37,673)	$(5,971)	$(39,311)	$(646)

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

The consolidated financial statements include the accounts of AEP Industries Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2005, the results of operations for the three and six months ended April 30, 2005 and 2004, and cash flows for the six months ended April 30, 2005 and 2004, have been made. The results of operations for the six months ended April 30, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts related to the discontinued operations of the Company’s Spanish, Termofilm (Italy), French, Australian, New Zealand and Bordex (Holland) operations (see Note 14) have been reclassified to conform to the current period’s presentation.

Certain information and footnote disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, filed with the U.S. Securities and Exchange Commission on January 31, 2005.

(2)   Restatement of Financial Statements

On August 18, 2005, the Company discovered that in determining the impairment to the assets of the discontinued Pacific operations at April 30, 2005, the Company had incorrectly included in its determination of fair value approximately $22.9 million of cash which had been advanced to the Company by the buyer of the Pacific operations against the trade receivables outstanding in the Pacific operations (which receivables would be retained by the Company, with collections on such receivables being required to be used to repay the cash advance). In addition, the Company also discovered that in determining the impairment to the assets of the discontinued Pacific operations at April 30, 2005, it had underestimated costs to sell the businesses by approximately $0.9 million, overestimated the cash proceeds by approximately $0.7 million and failed to include $2.6 million of New Zealand’s accumulated foreign currency translation adjustments as part of the carrying amount of its investment in New Zealand. As a result of these errors, the loss from discontinued operations that was recorded with respect to the sale of the Pacific operations (as reported in our unaudited consolidated financial statements as of April 30, 2005 and for the three and six month periods ended April 30, 2005 and, more specifically, in the discontinued operations section of its Consolidated Statements of Operations) has increased by approximately $27.1 million. In addition, we reclassified $556,000 of costs to dispose from loss on disposition to pre tax loss from discontinued operations.

(2)   Restatement of Financial Statements (Continued)

The following tables summarize the impact of the restatement discussed above on the previously reported financial information:

	As of April 30, 2005
	As Previously
	Reported	Adjustment	As Restated
	(in thousands, except per share data)
Balance Sheet
Assets of discontinued operations	$115,692	$(27,863)	$87,829
Total current assets	288,810	(27,863)	260,947
Total Assets	446,390	(27,863)	418,527
Liabilities of discontinued operations	56,107	(782)	55,325
Total current liabilities	137,434	(782)	136,652
Total Liabilities	408,209	(782)	407,427
Accumulated deficit	(5,909)	(27,081)	(32,990)
Total shareholders’ equity	38,181	(27,081)	11,100
Total liabilities and shareholders’ equity	$446,390	$(27,863)	$418,527

	For the Six-Months Ended April 30, 2005
	As Previously
	Reported	Adjustment	As Restated
	(in thousands, except per share data)
Statement of Operations
Discontinued operations:
Pre tax (loss) from operations	$(3,705)	$(27,637)	$(31,342)
Loss from disposition	(5,654)	556	(5,098)
Loss from discontinued operations	(10,055)	(27,081)	(37,136)
Net loss	$(17,120)	$(27,081)	$(44,201)
Loss per common share-basic and diluted:
Loss from discontinued operations	$(1.19)	$(3.20)	$(4.39)
Total net loss per common share	$(2.02)	$(3.20)	$(5.22)

	For the Three-Months Ended April 30, 2005
	As Previously
	Reported	Adjustment	As Restated
	(in thousands, except per share data)
Statement of Operations
Discontinued operations:
Pre tax (loss) from operations	$(2,515)	$(27,637)	$(30,152)
Loss from disposition	(935)	556	(379)
Loss from discontinued operations	(4,262)	(27,081)	(31,343)
Net loss	$(10,623)	$(27,081)	$(37,704)
Loss per common share-basic and diluted:
Loss from discontinued operations	$(0.50)	$(3.18)	$(3.68)
Total net loss per common share	$(1.25)	$(3.18)	$(4.43)

(2)   Restatement of Financial Statements (Continued)

Consolidated Statements of Other Comprehensive Income (loss):

	For the Six Months Ended April 30, 2005
	As Previously
	Reported	Adjustment	As Restated
	(in thousands)
Net loss	$(17,120)	$(27,081)	$(44,201)
Other comprehensive income (loss):
Write-off of accumulated foreign currency translation adjustments related to discontinued French and Termofilm operations	2,205	—	2,205
Foreign currency translation adjustments	2,615	—	2,615
Unrealized gain on cash flow hedges	70	—	70
Comprehensive loss	$(12,230)	$(27,081)	$(39,311)

	For the Three Months Ended April 30, 2005
	As Previously
	Reported	Adjustment	As Restated
	(in thousands)
Net loss	$(10,623)	$(27,081)	$(37,704)
Other comprehensive income (loss):
Write-off of accumulated foreign currency translation adjustments related to discontinued French and Termofilm operations	(306)	—	(306)
Foreign currency translation adjustments	329	—	329
Unrealized gain on cash flow hedges	8	—	8
Comprehensive loss	$(10,592)	$(27,081)	$(37,673)

(3)   Earnings Per Share (EPS)

Basic earnings per share (“EPS”) are calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended April 30, 2005 and 2004, was 8,508,376 and 8,338,986, respectively. The number of shares used in such computation for the six months ended April 30, 2005 and 2004, was 8,459,639 and 8,263,273, respectively. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method. Because of the losses from continuing operations for the three months and six months ended April 30, 2005, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive. The computation of diluted EPS for the three months and six months ended April 30, 2004, includes 46,587 and 23,606 of incremental shares for options outstanding, respectively. At April 30, 2005 and 2004, the Company had 535,407 and 580,812 stock options outstanding, respectively that could potentially dilute basic earnings per share in future periods.

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

The last-in, first-out (LIFO) method was used for determining the cost of approximately 72% and 71% of total inventories at April 30, 2005 and October 31, 2004, respectively. Inventories would have been increased by $18.3 million and $10.7 million at April 30, 2005 and October 31, 2004, respectively, if the first-in first-out (FIFO) method had been used exclusively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)   Debt

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

(5)   Debt (Continued)

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

(b)  9.875% Senior Subordinated Notes—2007

On March 18, 2005, the Company completed its tender offer and consent solicitation related to $166.9 million of its $200 million 9.875% Senior Subordinated Notes due November 15, 2007 (“2007 Notes”). Under the tender offer (the “Offer), the Company accepted all validly tendered 2007 Notes for payment under the Offer, and accordingly paid approximately $166.9 million to the 2007 Note holders plus a $3.6 million cash premium. Additionally, $5.6 million of accrued interest was paid to the Note holders.

In connection with the early extinguishment of the 2007 Notes, the Company recorded a $6.2 million charge in interest expense in the consolidated statements of operations. The charge included a $3.6 million cash premium paid to acquire the 2007 Notes, as discussed above, as well as a write-off of approximately $2.6 million representing the unamortized portion of debt issuance costs associated with the original issuance.

On May 17, 2005, we completed our call redemption on the remaining $33.1 million aggregate principal amount of 2007 Notes. We paid approximately $33.7 million to purchase $33.1 million of the 2007

(5)   Debt (Continued)

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

(c)  7.875% Senior Notes—2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

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

(5)   Debt (Continued)

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

(6)   Other Income (Expense)

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

(7)   Supplemental Cash Flow Disclosure

	For the six months ended April 30,
	2005	2004
	(In thousands)
Cash paid during the period for interest	$17,190	$11,080
Cash paid during the period for income taxes	$1,621	$1,753
Capital expenditures related to capital lease	$2,565	—

(8)   Segment and Geographic Information

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe.

(8)   Segment and Geographic Information (Continued)

Information about the Company’s continuing operations (excluding the discontinued operations of the Spanish, French, Bordex and Termofilm (formerly part of the Europe region) and Australia and New Zealand subsidiaries (comprising all of the former Asia/Pacific region)—See Notes 14 for further information) by geographical area, with United States and Canada stated separately, for the three and six months ended April 30, 2005 and 2004, respectively, is as follows:

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

(9)   Derivative Instruments

The Company operates internationally, giving rise to exposure to market risks from fluctuations in interest rates and foreign exchange rates. To manage these risks, the Company enters into foreign currency forward contracts and interest rate swaps. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on asset or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities”, as amended,; therefore any changes in fair value of these contracts are recorded in other income (expense),

(9)   Derivative Instruments (Continued)

net in the consolidated statements of operations. These foreign exchange forward contracts are recorded in the consolidated balance sheets at fair value.

The Company records all of its cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and as amended by SFAS No. 138 and SFAS No. 149. For a derivative designated and qualifying as a cash flow hedge of anticipated foreign currency denominated transactions or interest on debt instruments, the effective portions of changes in the fair value of the derivative are recorded in accumulated comprehensive income (loss) in shareholders’ equity and are recognized in net income (loss) when the hedged item affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations. For the six months period ended April 30, 2005 and 2004, the changes in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $70,000 and $290,000, respectively, which is included in accumulated other comprehensive income (loss).

(10)   Shareholders’ Equity

The Company does not recognize compensation expense relating to employee stock options because options are only granted with an exercise price at least equal to the fair value of the Company’s common stock on the effective date of the grant. If the Company had elected to recognize compensation expense using a fair value approach and, therefore, determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net loss and loss per share would have been as follows:

	For the three months ended April 30,		For the six months ended April 30,
Amounts in thousands	2005	2004	2005	2004
	(Restated)		(Restated)
Net loss, as reported	$(37,704)	$(793)	$(44,201)	$(1,599)
Add: Stock-based employee compensation expense included in net loss	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(134)	(154)	(300)	(323)
Pro forma net loss	$(37,838)	$(947)	$(44,501)	$(1,922)
Earnings per share:
Basic loss per share, as reported	$(4.43)	$(0.10)	$(5.22)	$(0.19)
Basic loss per share, pro forma	$(4.45)	$(0.11)	$(5.26)	$(0.23)
Diluted loss per share, as reported	$(4.43)	$(0.10)	$(5.22)	$(0.19)
Diluted loss per share, pro forma	$(4.45)	$(0.11)	$(5.26)	$(0.23)

(10)   Shareholders’ Equity (Continued)

The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	For the three months ended April 30,		For the six months ended April 30,
	2005	2004	2005	2004
Risk-free interest rates	4.38%	4.22%	4.33%	4.24%
Expected lives in years	7.5	7.5	7.5	7.5
Expected volatility	62.84%	65.11%	63.80%	67.38%
Dividend rate	0%	0%	0%	0%

The Company’s 1995 Stock Option Plan expired on December 31, 2004. The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options (“ISOs”) which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (SARs), restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to non-employee directors. Under the 2005 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The Company issued 7,000 options under this plan as of April 30, 2005 with an exercise price range of $19.33 to $19.55 per share, which equaled market value at date of issuance. During the six months ended April 30, 2005, 5,315 options with an option price of $9.30 per share were exercised. Proceeds to the Company related to the exercise of these options were approximately $49,000.

During the six months ended April 30, 2005 and 2004, the Company issued 86,379 and 154,036 shares, respectively, from treasury to fund the Company’s 401(k) Savings and Employee Stock Ownership Plan contribution.

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) provides for an aggregate of 300,000 shares of common stock which have been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last trading day of each six-month offering period. During the six months ended April 30, 2005 and 2004, 31,925 and 45,859 shares, respectively were purchased by employees pursuant to the 1995 Purchase Plan. The 1995 Purchase Plan expires on June 30, 2005.

The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) and the Company’s shareholders approved the 2005 Purchase Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Purchase Plan will become effective July 1, 2005 and will expire on June 30, 2015. The Company has reserved a maximum of 250,000 shares of the Company’s common stock which will be made available for purchase by eligible employees, including employee directors and officers under the 2005 Purchase Plan. The 2005 Purchase Plan will operate in the same manner as the 1995 Purchase Plan, as outlined above.

On February 4, 2005, Borden Holdings LLC sold substantially all of the Company’s common stock owned by it to a group of affiliated purchasers, led by Third Point LLC (“Third Point”). Prior to this sale, Borden owned approximately 25.8% of the Company’s common stock. In connection with this sale, the

(10)   Shareholders’ Equity (Continued)

Company entered into an agreement with Third Point and J. Brendan Barba, the Company’s Chairman, President and Chief Executive Officer, concerning certain governance and other matters affecting Third Point, Mr. Barba and the Company. Among other things, the agreement requires the Company and Mr. Barba to take all actions under their control to cause, depending on the percentage of stock ownership of the Company by Third Point and its affiliated purchasers, up to two persons designated by Third Point to be appointed and elected to the Company’s Board of Directors following delivery of a notice to the Company and to Mr. Barba exercising such right to designate. In addition, the agreement provides the Third Point affiliated purchasers with certain registration rights in respect of their stock in the Company that are substantially similar to the registration rights held by Borden.

(11)   Pensions

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

(12)   Income Taxes

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

The provision for income taxes for the three months ended April 30, 2005 was $2.5 million on the loss from continuing operations before the provision for income taxes of $3.8 million and the provision for

(12)   Income Taxes (Continued)

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

The American Jobs Creation Act (“the Act”) was signed into effect on October 22, 2004. The Act includes a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company may elect to take this special one-time deduction for dividends received during the year ending October 31, 2005. Subsequent to the close of the quarter ended April 30, 2005, the Company approved a Domestic Reinvestment Plan that includes a range of possible cash repatriations between $18 million and $25 million from AEP Industries (NZ) Limited, a New Zealand company. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements as a tax study is currently being done. The study is expected to be concluded during the third quarter of fiscal 2005. There have been no amounts recognized under the repatriation provision to date and, accordingly, there has been no effect on income tax expense (or benefit) included in these financial statements. The Company is still in the process of evaluating the effects of the repatriation provision.

(13)   Liquidation of Fabbrica Italiana Articoli Plastici SpA

On September 22, 2003, the Board of Directors of the Company’s Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA (“FIAP”), because of its continued losses.

FIAP manufactured flexible packaging, primarily thin PVC film for twist wrapping and general over wrap. The Company does not believe the activities of FIAP represent a separate major line or component of its business or separate class of customers as production and sale of similar products are done in other AEP European facilities. The Company’s other facilities continue to produce products for and supply some of FIAP’s customers. As a result, the Company has not recorded the losses associated with the shut down as a discontinued operation and has included the losses in operating expenses in its consolidated statement of operations.

(13)   Liquidation of Fabbrica Italiana Articoli Plastici SpA (Continued)

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

Other costs relate to litigation claims made against the Company and represent the Company’s best estimate of settlement costs.

The following information summarizes the results of operations of FIAP, excluding the above charges, included in the consolidated statements of operations:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
	(In thousands)
Net Sales	$—	$(16)	$—	$1,954
Gross Profit	—	(93)	—	(67)
Loss from operations	(87)	(653)	(420)	(1,015)
Net loss	(87)	$(624)	(420)	$(897)

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

Assets held for sale include land and buildings for the FIAP location. On May 31, 2005, the Company signed a contract to sell the land and building for approximately $7.5 million, before costs to sell and has received a 20% deposit which it has recorded in accrued liabilities. The contract contains certain contingencies such that the consummation of the sale will not occur until December 31, 2005. The Company expects to record a gain on the transaction.  The last of the FIAP machinery and equipment was sold during the second quarter with the Company receiving $1.2 million in cash proceeds.

The liquidation of FIAP was considered completed at October 31, 2004, except for selling the land and building. At the completion of the sale of the FIAP land and building, which is expected in the first quarter of fiscal 2006, the Company expects to charge operations for the accumulated translation adjustment component of FIAP’s equity in accordance with SFAS No. 52, “Foreign Currency Translation,”. At April 30, 2005, the FIAP accumulated translation loss included in accumulated other comprehensive loss was approximately $10.3 million.

(14)   Discontinued Operations

In July 2004, the Company’s management approved a plan to dispose of its Spanish subsidiary, a component of the Company’s European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, during the fourth quarter of 2004, the Company recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million in which $2.9 million was paid by January 31, 2005, with the remaining $0.4 paid during the second quarter of fiscal 2005. Additionally, there was a reserve for lease termination costs at October 31, 2004 totaling $1.2 million. A final agreement with the lessor has been reached for $0.7 million which will be paid equally over each of the next 21 months ending in November 2006. The additional $0.5 million has been reversed into the statement of operation during the three months ending April 30, 2005 and is reflected in the pre-tax loss of discontinued operations in the consolidated statements of operations.

The Company’s management committed to a plan during the six months ended April 30, 2005 to divest five of its foreign subsidiaries: AEP Industries Packaging France, Termofilm SpA, AEP Bordex BV, AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited.

On February 10, 2005, the Company completed the disposition of AEP Industries Packaging France, a component of the Company’s European segment that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. The Company recorded a loss on the disposition of $1.9 million and is included in the loss from disposition in the statements of operations.

On March 25, 2005, the Company sold all of its equity interest in Termofilm SpA, an Italian subsidiary and component of the Company’s European segment that manufactured polyolefin shrink films, for approximately $1.8 million. The Company received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. The Company recorded a loss of $0.4 million on the sale, including a full allowance on the note, and is included in the loss from disposition in the statements of operations.

On May 2, 2005, the Company completed its sale of  certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited, (collectively, the “Pacific operations”), to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at April 30, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The Company also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at April 30, 2005. The bank borrowings were paid by the Company on May 2, 2005 with the cash proceeds received from the sale. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 will be remitted to the buyers of the Pacific operations in repayment of the $22.9 million cash advance. The cash advanced to the Company is an interest free loan due in full by May 2, 2006 regardless of the status of the collection of the trade receivables used as security for the cash advanced. The purchase price and advanced monies are subject to final balance sheet audit adjustments

The sale of the Pacific operations also excluded approximately 22 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The book value of the property at

(14)   Discontinued Operations (Continued)

April 30, 2005 is approximately $8 million and is included in property, plant and equipment on the consolidated balance sheets. The buyer will occupy this property rent free for a period which will not exceed 1 1/2 years after which the buyer will either lease or vacate the property. If the buyer vacates the property, the Company intends to sell this property at that time.

The Company has recorded impairment losses of $29.0 million related to the Pacific operations based upon the assumed proceeds from the May 2, 2005 sale, net of $1.1 million for the value of the free rent (discussed above) and approximately $2.6 million of New Zealand’s accumulated foreign currency translation losses which are included in the pre-tax loss from discontinued operations. The impairment losses have been allocated to the assets of the discontinued Pacific operations as follows:  goodwill (approximately $11.3 million), machinery and equipment (approximately $16.4 million) and other assets (approximately $1.3 million).  The Company further expects to pay approximately $1.6 million related to stay bonuses, commissions and severance to certain employees of the Pacific companies and will record these expenses through discontinued operations in the third quarter of fiscal 2005. The Company has not recorded a tax benefit for the impairment losses of the Pacific operations as management believes it is more likely than not that the tax benefit will not be realized. The final loss on disposition is subject to final balance sheet adjustments.

On June 8, 2005, the Company entered into an agreement to sell shares of it’s Bordex operations for approximately $2.3 million.

The accumulated foreign currency translation losses for the French and Termofilm subsidiaries of $2.0 million and $0.2 million, respectively, have been charged to loss from disposition. In accordance with SFAS No. 52, “Foreign Currency Translation”, these amounts were previously carried as a reduction of consolidated shareholders’ equity and, an equal and offsetting amount was reported in accumulated other comprehensive loss. The Spanish discontinued operations foreign currency translation losses of $0.5 million for the six months ended April 30, 2005 have been charged to loss from disposition.

The accumulated foreign currency translation gains of Australia of approximately $2.3 million have not been considered in calculating the impairment loss of Australia, as the sale of the assets and liabilities of Australia did not constitute a substantial liquidation of the investment in Australia in accordance with SFAS No. 52, Foreign Currency Translation due to the Company’s retention of the land and building located in Sydney, Australia with a book value at April 30, 2005 of approximately $8 million.

Condensed financial information related to these discontinued operations is as follows:

For the three months ended April 30, 2005	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
				(Restated)	(Restated)		(Restated)
	(in thousands)
Net sales	$(41)	$799	$736	$21,389	$15,449	$4,565	$42,897
Gross profit (loss)	(107)	104	111	1,847	1,357	648	3,960
Pre-tax income (loss) income from operations	399	(30)	(12)	(19,810)	(10,692)	(7)	(30,152)
Loss on disposition	(307)	(64)	(8)	—	—	—	(379)
Net (loss) income	$92	$(94)	$(27)	$(19,810)	$(11,501)	$(3)	$(31,343)

(14)   Discontinued Operations (Continued)

For the three months ended April 30, 2004	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
Net sales	$4,506	$6,486	$1,016	$20,478	$12,879	$4,105	$49,470
Gross profit (loss)	229	919	384	1,957	1,728	663	5,880
Pre-tax income (loss) income from operations	(162)	(300)	107	(553)	225	53	(630)
Net (loss) income	$(1,870)	$(206)	$73	$(686)	$146	$47	$(2,496)

For the six months ended April 30, 2005	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
				(Restated)	(Restated)		(Restated)
Net sales	$91	$8,026	$1,880	$42,886	$29,753	$8,831	$91,467
Gross profit (loss)	(222)	1,148	467	3,536	2,898	1,304	9,131
Pre-tax income (loss) income from operations	267	(270)	21	(20,698)	(10,671)	9	(31,342)
Loss from disposition	(523)	(3,940)	(635)	—	—	—	(5,098)
Net (loss) income	$(256)	$(4,210)	$(640)	$(20,698)	$(11,477)	$145	$(37,136)

For the six months ended April 30, 2004	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
	(in thousands)
Net sales	$8,349	$12,816	$1,995	$41,494	$25,783	$8,168	$98,605
Gross profit	770	1,928	729	4,581	3,721	1,385	13,114
Pre-tax income (loss) income from operations	(449)	(357)	181	(288)	895	152	134
Net (loss) income	$(1,997)	$(206)	$137	$(351)	$596	$125	$(1,696)

Asset and liabilities of the discontinued operations are comprised of the following at April 30, 2005:

	Spain	Australia	New Zealand	Bordex	Total
		(Restated)	(Restated)		(Restated)
	(in thousands)
Assets:
Cash	$2,660	$6	$4	$269	$2,939
Accounts receivable	—	14,443	8,012	2,470	24,925
Inventories	24	12,547	10,611	1,858	25,040
Machinery and equipment	1,000	10,009	19,499	21	30,529
Goodwill	—	—	—	430	430
Other assets	525	567	2,488	386	3,966
Total Assets	$4,209	$37,572	$40,614	$5,434	$87,829
Liabilities:
Bank borrowings	$—	$12,546	$9,652	$2,107	$24,305
Accounts payable	3,862	6,649	5,258	1,385	17,154
Accrued expenses	1,089	7,241	4,832	704	13,866
Total Liabilities	$4,951	$26,436	$19,742	$4,196	$55,325

(14)   Discontinued Operations (Continued)

Asset and liabilities of the discontinued operations are comprised of the following at October 31, 2004:

	Spain	Australia	New Zealand	Bordex	France	Termofilm	Total
	(in thousands)
Assets:
Cash	$1,601	$6	$43	$—	$35	$120	$1,805
Accounts receivable	2,532	16,129	7,146	1,879	4,237	2,010	33,933
Inventories	342	12,702	9,793	2,011	2,908	807	28,563
Machinery and equipment	1,000	22,418	23,194	22	3,430	653	50,717
Goodwill	—	5,140	6,184	430	—	411	12,165
Other assets	574	1,463	2,076	107	1,458	167	5,845
Total Assets	$6,049	$57,858	$48,436	$4,449	$12,068	$4,168	$133,028
Liabilities:
Bank borrowings	$—	$11,114	$8,304	$1,318	$3,536	$—	$24,272
Accounts payable	3,973	8,145	4,792	923	2,894	727	21,454
Accrued expenses	2,866	8,526	6,667	128	3,531	1,475	23,193
Total Liabilities	$6,839	$27,785	$19,763	$2,369	$9,961	$2,202	$68,919

(15)   Commitments and Contingencies

Claims and Lawsuits:

The Company and its subsidiaries are subject to claims and lawsuits which arise in the ordinary course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Contingencies:

In fiscal 2001, the European Commission served the Company’s Netherlands subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company has cooperated with the European Commission in its investigation. The Company’s last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter, and the Company is not in a position to evaluate the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company’s Netherlands subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

In February 2004, the Company’s New Zealand subsidiary was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest, which interest was sold in May 2003. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. The Company has referred this matter to the insurance carriers that it believes are responsible to defend and indemnify its New Zealand subsidiary for the alleged liability. The insurance carriers have agreed to defend the claims subject to reservations of rights. The Company also believes it may be entitled to indemnification under various agreements. Based on developments to date, the Company believes that the outcome of this matter will not have a material adverse effect on its results of operations, financial position or liquidity.

(15)   Commitments and Contingencies (Continued)

Employment Contracts:

On May 9, 2005, the Company entered into employment agreements with each of the following executives of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements are effective as of November 1, 2004 and have an initial term of three years and may be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. Other terms of the agreement include terms dealing with termination and the rights of the executive to payments following termination under certain circumstances and upon a change of control, confidentiality, non-competition, non-solicitation and related agreements, as well as other provisions frequently found in executive agreements. The agreements are as follows:

Mr. Barba is Chairman of the Board of Directors, President and Chief Executive Officer of the Company. He shall receive a base salary of $698,000 and is entitled to annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Feeney is Executive Vice President, Finance and Chief Financial Officer of the Company and director for the Company. He shall receive a base salary of $334,000 and is entitled to annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Powers is Executive Vice President, Sales and Marketing for the Company. He shall receive a base salary of $262,545 and is entitled to annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. David Cron is Executive Vice President, Manufacturing, North America/Europe for the Company. He shall receive a base salary of $252,350 and is entitled to annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Vegliante is Executive Vice President, Operations for the Company. He shall receive a base salary of $236,595 and is entitled to annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Robert Cron is Executive Vice President of National Accounts for the Company. He shall receive a base salary of $228,348 and is entitled to annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Noll is Vice President, Controller, Secretary and director for the Company. He shall receive a base salary of $171,037 and is entitled to annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Resin costs, depending on the product line, average between 57% and 77% of the cost of goods sold. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit. Resin pricing increased 19.6% during fiscal 2004 in North America and at a much higher rate in our European regions. In North America, we were able to pass through these resin increases in fiscal 2004; however resin increases in the European markets were not all passed through in fiscal 2004 due to customer resistance and to the competitive market place. During the first six months of fiscal 2005, we had a 17.6% net increase in per pound resin costs in North America and we anticipate future price increases in resin worldwide for the balance of fiscal 2005. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future.

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

Interest Expense, Net

Interest expense, net for the three months ended April 30, 2005 of $12.9 million increased $7.0 million from $5.9 million in the same period in the prior fiscal year. Included in interest expense for the three months ended April 30, 2005 are the write-off of unamortized fees of $2.6 million related to the Company’s 9.875% Senior Subordinated Notes, the early tender fee paid to the note holders of $4.2 million and the payment of $0.2 million of fees related to the redemption of the 9.875% Debentures. Without these items, interest expense remained relatively flat from the same period in the prior fiscal year. The refinancing of the debentures resulted in a reduction of interest expense for the three months ended April 30, 2005 as compared to the same period in the prior fiscal year of $0.2 million primarily due to the reduction in interest rate from 9.875% to 7.875% on $175 million of the Debentures. This was offset by a $0.2 million increase in worldwide interest resulting from higher average debt outstanding for the three months ended April 30, 2005 as compared to the same period in the prior fiscal year.

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

Provision (Benefit) for Income Taxes

The provision for income taxes for the three months ended April 30, 2005, was $2.5 million on the loss from continuing operations before the provision for income taxes of $3.8 million. The current provision for income taxes for the three months ended April 30, 2005, includes a $2.9 million increase in valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of our U.S. operations. The benefits of these credits are dependent on the United States operations generating foreign- source taxable income and a U.S. income tax liability. We have concluded that it is more likely than not that the carryforwards will not be fully realized because of the United States net operating loss carryfowards available which will reduce U.S. income tax liabilities and the large reduction in future projected foreign source income as a result of discontinued foreign operations. In addition, the provision excludes approximately $0.2 million of tax benefits for the three months ended April 30, 2005 for foreign entities with net losses for which the we have determined that it is more likely than not that the tax benefit will not be fully realized.

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

Interest Expense, Net

Interest expense, net for the six months ended April 30, 2005 of $19.1 million increased $7.2 million from $11.9 million in the same period in the prior fiscal year. Included in interest expense for the six months ended April 30, 2005 are the write-off of unamortized fees of $2.6 million related to the Company’s 9.875% Senior Subordinated Notes, the early tender fee paid to the note holders of $4.2 million and the payment of $0.2 million of fees related to the redemption of the 9.875% Debentures. Without these items, interest expense increased $0.2 million from the same period in the prior fiscal year. The refinancing of the debentures resulted in a reduction of interest expense for the six months ended April 30, 2005 as compared to the same period in the prior fiscal year of $0.2 million primarily due to the reduction in interest rate from 9.875% to 7.875% on $175 million of the Debentures. This was offset by a $0.4 million increase in worldwide interest resulting from higher average debt outstanding for the six months ended April 30, 2005 as compared to the same period in the prior fiscal year.

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

Provision (Benefit) for Income Taxes

The provision for income taxes for the six months ended April 30, 2005, was $3.7 million on the loss from continuing operations before the provision for income taxes of $3.3 million. The current provision for income taxes for the six months ended April 30, 2005, includes a $2.9 million increase in valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the U.S. operations. The benefits of these credits are dependent on the United States operations generating foreign- source taxable income and a U.S. income tax liability. The Company has concluded that it is more likely than not that the carryforwards will not be fully realized because of the United States net operating loss carryfowards available which will reduce U.S. income tax liabilities and the large reduction in future projected foreign source income as a result of discontinued foreign operations. In addition, the provision excludes approximately $0.8 million of tax benefits for the six months ended April 30, 2005 for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

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

Our working capital amounted to $124.3 million at April 30, 2005, compared to $127.7 million at October 31, 2004. This $3.4 million decrease in working capital was primarily driven by the decrease of $31.6 million in the net assets of the discontinued operations resulting primarily from impairment charges taken against the assets of the Pacific operations of  $29.0 million and due to the disposition and sale of our French and Termofilm operations, during the second quarter. Working capital of the continuing operations increased $28.2 million and is primarily due to an increase in inventories and a decrease in accrued expenses offset by a decrease in cash. Our investment in inventories increased $12.8 million primarily as a result of an increase in raw material costs (prime resin) in North America that increased our investment in inventories through financing from our senior credit facility (in long-term debt) during the period. Accrued expenses decreased due to the payments of interest on our 2007 Notes and October 31, 2004 accrued expenses, primarily during the first quarter.. Excess cash in our Canadian operations was used to repay long-term debt. The remaining increases and decreases in the components of our net working capital reflect normal operating activity for the period.

Issuance of 7.875% Senior Notes—2013

On March 18, 2005, we completed the sale of $175 million aggregate principal amount of 7.875% Senior Subordinated Notes due March 15, 2013 (“2013 Notes”) through a private offering. Interest is paid semi-annually on every March 15th and September 15th.

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

9.875% Senior Subordinated Notes—2007

On March 18, 2005, we completed our tender offer and consent solicitation related to $166.9 million of our outstanding $200 million 9.875% Senior Subordinated Notes due November 15, 2007 (“2007 Notes”). Under the tender offer (the “Offer), we accepted all validly tendered 2007 Notes for payment under the Offer, and accordingly paid approximately $170.5 million to purchase $166.9 million of the 2007 Notes from Note holders. We also paid $5.6 million of interest accrued from November 15, 2004 to March 18, 2005 to the Note holders.

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

Sale of Pacific Operations

Subsequent to our quarter-end, on May 2, 2005, we completed the sale of certain assets and liabilities of our Pacific operations. The total cash proceeds received on May 2, 2005 were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at April 30, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). We retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at April 30, 2005. The total proceeds received on May 2, 2005 were primarily used to repay the outstanding bank borrowings of the Pacific operations and the remaining $33.1 million of outstanding senior subordinated notes due 2007, the associated tender premium, accrued interest and related fees, as discussed above.  Collections on the trade receivables of the Pacific operations subsequent to May 2, 2005 will be remitted to the buyers of the Pacific operations in repayment of the $22.9 million cash advanced. The cash advanced to the Company is an interest free loan due in full by May 2, 2006 regardless of the status of the collection of the trade receivables used as security for the cash advanced.

The sale of the Pacific operations excluded approximately 22 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The buyer will occupy this property rent free for a period which will not exceed 1 1/2 years after which the buyer will either lease or vacate the property. If the buyer vacates the property, we intend to sell this property at that time. The book value of the property at April 30, 2005 is approximately $8 million.

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

Our aggregate commitments under our senior credit facility, Senior Subordinated Notes, foreign borrowings, capital leases and noncancelable operating lease agreements as of April 30, 2005, are as follows (excluding bank borrowings of discontinued operations):

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

On May 2, 2005, we completed the sale of certain assets and liabilities of the Pacific operations. The total cash proceeds received on May 2, 2005 were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at April 30, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The proceeds from the sale were used primarily to repay the outstanding bank borrowings of the Pacific operations and the remaining $33.1 million of outstanding senior subordinated notes due 2007, the associated tender premium, accrued interest and related fees.  Collections on the trade receivables of the Pacific operations subsequent to May 2, 2005 will be remitted to the buyers of the Pacific operations in repayment of the $22.9 million cash advance. The cash advanced to the Company is an interest free loan due in full by May 2, 2006 regardless of the status of the collection of the trade receivables used as security for the cash advanced.

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

The Company’s critical accounting policies are described in detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2004. There were no changes to these policies during the six months ended April 30, 2005.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. The terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” “may,” “intends” and similar expressions as they relate to us or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are intended to identify such forward-looking statements. We wish to caution readers that the assumptions which form the basis for forward- looking statements with respect to, or that may impact earnings or liquidity for, the year ending October 31, 2005, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, our strategy to sell or dispose of certain of our non-North American operations, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes that would adversely affect the need for our products, exchange rate fluctuations, price fluctuations which could adversely impact our inventory, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

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

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2005, the carrying value of our company’s total debt, excluding capitalized debt, was $270.0 million of which approximately $210.5 million was fixed rate debt. As of April 30, 2005, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $209.8 million.

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

Item 4.                        Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act.

In connection with the original filing of Form 10-Q for the quarter ended April 30, 2005, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Certifying Officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of April 30, 2005.

Subsequent to the period covered by this report, in connection with our preparation of the consolidated financial statements  to be included in the Form 10-Q for the quarter ended July 31, 2005, management of the Company determined, after reviewing the final details of our agreement to sell certain net assets of our Pacific operations, that the previously issued financial statements contained in our Quarterly Report on Form 10-Q for the three and six months ended April 30, 2005 should be restated to correct errors in those financial statements. This restatement is further discussed in Note 2, “Restatement of Financial Statements” to the consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

As a result of the error, we are implementing a change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to remediate internal control deficiencies that led to the restatement noted above. Management has concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in its assessment of the effectiveness of the Company’s internal control over financial reporting:

•       As of April 30, 2005, the Company did not maintain effective controls over the review, analysis, verification and final determination of the proper accounting treatment for significant and unusual transactions (including discontinued operations transactions and the related impairment considerations).

The Company’s management has identified the steps necessary to address the material weaknesses in our internal control over financial reporting described above. Our remediation plan is:

•       To further document the methodology and assumptions for significant and unusual transactions (including discontinued operation transactions and the related impairment considerations) to facilitate the detailed analysis, verification, determination of the proper accounting treatment and approval by our V.P.—Controller.

•       To have a second review performed by the Chief Financial Officer of significant and unusual transaction analyses that are approved by the V.P.—Controller.

The Company has executed a remediation plan and implemented the new control procedures regarding the review of the calculations associated with the discontinued operations or similar transactions in our third quarter ended July 31, 2005.

There were no other significant changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of AEP Industries Inc. was held on April 12, 2005, for the purpose of electing four Class A directors and ratification of the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14, of the Securities Exchange Act of 1934 and the rules there under, and there was no solicitation in opposition to management’s solicitation.

Management’s nominees for Class A directors as listed in the Proxy Statement were elected with the following vote:

Class A Directors	Shares Voted “For”	Shares Withheld	Shares Not Voted
Kenneth Avia	5,410,486	213,056	2,813,681
Paul E. Gelbard	5,163,718	459,824	2,813,681
Lawrence R. Noll	5,191,283	432,259	2,813,681

The appointment of KPMG LLP as independent auditors was ratified by the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”	Shares Not Voted
5,524,776	96,846	1,920	2,813,681

Item 6.                        Exhibits

Exhibit #	Description
10.1

Indenture dated as of March 18, 2005, between the Registrant and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2005.

10.2

Registration Rights Agreement dated as of March 18, 2005, between the Registrant and the security holders its 7.875% Senior Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2005

10.3

Asset Sale Agreement, dated as of April 19, 2005, among AEP Industries (Australia) Pty Limited and AEP Industries (NZ) Limited, as Vendors, Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, as Purchasers and AEP Industries Inc., as Guarantor, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2005.

10.4

Lease, dated as of May 2, 2005, between AEP Industries (Australia) Pty Limited, as Landlord, and Flexible Packaging Operations Australia Pty Limited, as Tenant, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 6, 2005.

10.5

Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K for dated May 13, 2005.

10.6

Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K for dated May 13, 2005.

10.7

Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K for dated May 13, 2005.

10.8

Employment Agreement, effective as of November 1, 2004, between the Company and David J. Cron, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K for dated May 13, 2005.

10.9

Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante, incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K for dated May 13, 2005.

10.10

Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll, incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K for dated May 13, 2005.

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

AEP INDUSTRIES INC.
Dated: September 13, 2005	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board,
President and Principal Executive Officer
Dated: September 13, 2005	By:	/s/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Finance
Principal Financial Officer and Director