Form 10-Q
period 2005-07-31
AEP INDUSTRIES INC
filed 2005-09-14
CIK 785787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at September 7, 2005
$.01 Par Value	8,552,148

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(UNAUDITED)

	July 31, 2005	October 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,332	$9,508
Accounts receivable, less allowance for doubtful accounts of $5,833 and $5,411 in 2005 and 2004, respectively	76,410	76,725
Inventories, net	70,851	55,686
Deferred income taxes	3,835	4,296
Other current assets	7,801	7,168
Assets held for sale	6,358	7,092
Assets of discontinued operations	9,470	133,028
Total current assets	178,057	293,503
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $234,673 in 2005 and $224,819 in 2004	119,700	126,653
GOODWILL	16,905	17,939
DEFERRED INCOME TAXES	31	3,431
OTHER ASSETS	12,081	10,884
Total assets	$326,774	$452,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$9,326	$11,193
Accounts payable	51,019	51,485
Accrued expenses	31,796	34,249
Liabilities of discontinued operations	6,837	68,919
Total current liabilities	98,978	165,846
LONG-TERM DEBT	196,747	226,837
DEFERRED TAX LIABILITY	4,127	1,645
OTHER LONG-TERM LIABILITIES	9,305	9,723
Total liabilities	309,157	404,051
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,651,588 and 10,592,125 shares issued in 2005 and 2004, respectively	107	106
Additional paid-in capital	98,304	97,899
Treasury stock at cost, 2,100,896 and 2,187,275 shares in 2005 and 2004, respectively	(46,667)	(48,585)
(Accumulated deficit)/retained earnings	(28,308)	11,211
Accumulated other comprehensive loss	(5,819)	(12,272)
Total shareholders’ equity	17,617	48,359
Total liabilities and shareholders’ equity	$326,774	$452,410

The accompanying notes to the consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2005	2004	2005	2004
NET SALES	$185,669	$160,074	$547,848	$456,348
COST OF SALES	144,728	131,034	447,327	370,775
Gross profit	40,941	29,040	100,521	85,573
OPERATING EXPENSES
Delivery	8,838	8,430	24,105	23,127
Selling	8,105	7,702	23,802	23,542
General and administrative	7,113	5,460	19,871	16,121
Total operating expenses	24,056	21,592	67,778	62,790
OTHER OPERATING INCOME (LOSS)
Gain (loss) on sales of equipment, net	117	1	273	(10)
Operating income from continuing operations	17,002	7,449	33,016	22,773
OTHER INCOME (EXPENSE):
Interest expense	(5,277)	(5,954)	(24,425)	(17,851)
Other, net	736	(526)	535	(268)
	(4,541)	(6,480)	(23,890)	(18,119)
Income from continuing operations before provision for income taxes	12,461	969	9,126	4,654
PROVISION FOR INCOME TAXES	7,269	2,250	10,999	5,838
Income (loss) from continuing operations	5,192	(1,281)	(1,873)	(1,184)
DISCONTINUED OPERATIONS:
Pre tax loss from operations	(1,879)	(1,225)	(33,221)	(1,091)
Gain (loss) from disposition	937	(8,886)	(4,161)	(8,886)
Income tax (benefit) provision	(432)	180	264	2,010
Loss from discontinued operations	(510)	(10,291)	(37,646)	(11,987)
Net income (loss)	$4,682	$(11,572)	$(39,519)	$(13,171)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.61	$(0.15)	$(0.22)	$(0.14)
Loss from discontinued operations	$(0.06)	$(1.23)	$(4.44)	$(1.44)
Total net income (loss) per common share	$0.55	$(1.38)	$(4.66)	$(1.59)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.60	$(0.15)	$(0.22)	$(0.14)
Loss from discontinued operations	$(0.06)	$(1.23)	$(4.44)	$(1.44)
Total net income (loss) per common share	$0.54	$(1.38)	$(4.66)	$(1.59)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2005	2004	2005	2004
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$4,682	$(11,572)	$(39,519)	$(13,171)
Other comprehensive income (loss):
Write-off of accumulated foreign currency translation adjustments related to discontinued New Zealand, French and Termofilm operations	2,616	3,625	4,821	3,625
Foreign currency translation adjustments	(1,053)	166	1,562	829
Unrealized gain on cash flow hedges	—	41	70	331
Comprehensive income (loss)	$6,245	$(7,740)	$(33,066)	$(8,386)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,873)	$(1,184)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	15,645	16,137
Change in LIFO reserve	543	3,834
Write-off of senior subordinated notes issuance costs and discount	2,986	—
Amortization of debt issuance costs	1,075	979
Employee stock ownership plan expense	1,426	1,361
Change in deferred income taxes	7,356	7,991
Provision for losses on accounts receivable and inventories	1,093	700
Tender premium on purchase of senior subordinated notes	4,189	—
Other	40	127
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,445)	4,184
Increase in inventories	(16,544)	(11,357)
(Increase) decrease in other current assets	(1,151)	358
Decrease in other assets	542	382
Increase (decrease) in accounts payable	73	(19,892)
Decrease in accrued expenses	(2,582)	(9,290)
(Decrease) increase in other long-term liabilities	(199)	1,604
Net cash provided by (used in) operating activities	11,174	(4,066)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(9,056)	(4,622)
Proceeds from sales of equipment	413	10
Proceeds from sale of assets held for sale	1,151	5,709
Proceeds from sale of discontinued operations	37,276	—
Net cash provided by investing activities	29,784	1,097
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Net (repayments) borrowings under credit facility	(4,855)	11,143
Repayments of Pennsylvania Industrial Loans	(271)	(266)
Purchase of 9.875% Senior Subordinated Notes	(204,189)	—
Proceeds from issuance of 7.875% 2013 Senior Notes	175,000	—
Fees paid and capitalized related to issuance of 2013 Notes	(5,516)	—
Net repayments under foreign bank borrowings	(1,656)	(536)
Payments for capital leases	(1,750)	(354)
Proceeds from exercise of stock options	76	—
Change in restricted cash related to capital lease agreement	267	(1,847)
Proceeds from issuance of common stock	538	522
Net cash (used in) provided by financing activities	(42,356)	8,662
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(6,007)	707
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,229	(1,187)
Net (decrease) increase in cash	(6,176)	5,213
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,508	2,883
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,332	$8,096

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

The consolidated financial statements include the accounts of AEP Industries Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2005, the results of operations for the three and nine months ended July 31, 2005 and 2004, and cash flows for the nine months ended July 31, 2005 and 2004, have been made. The results of operations for the nine months ended July 31, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts related to the discontinued operations of the Company’s Spanish, Termofilm (Italy), French, Australian, New Zealand and Bordex (Holland) operations (see Note 13) have been reclassified to conform to the current period’s presentation.

Certain information and footnote disclosures included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K for the year ended October 31, 2004, filed with the U.S. Securities and Exchange Commission on June 15, 2005, which restated certain financial information presented in our October 31, 2004 Form 10-K related to the reclassification for discontinued operations.

(2)   Earnings Per Share (EPS)

Basic earnings per share (“EPS”) are calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. The number of shares used in such computation for the three months ended July 31, 2005 and 2004, was 8,534,942 and 8,383,692, respectively. The number of shares used in such computation for the nine months ended July 31, 2005 and 2004, was 8,485,016 and 8,303,705, respectively. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive. For the three months ended July 31, 2005, 114,933 incremental shares from the assumed exercising of stock options were included in the diluted EPS calculation. Because of the losses from continuing operations for the nine months ended July 31, 2005 and for the three and nine months ended July 31, 2004, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive. At July 31, 2005 and 2004, the Company had 509,791 and 569,312 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded for the computation of diluted EPS.

(3)   Inventories

Inventories are stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, and include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	July 31, 2005	October 31, 2004
	(in thousands)
Raw materials	$29,145	$15,434
Finished goods	40,608	39,283
Supplies	2,017	1,991
	71,770	56,708
Less: Inventory reserve	919	1,022
Inventories, net	$70,851	$55,686

The last-in, first-out (LIFO) method was used for determining the cost of approximately 74% and 71% of total inventories at July 31, 2005 and October 31, 2004, respectively. Inventories would have increased by $11.2 million and $10.7 million at July 31, 2005 and October 31, 2004, respectively, if the first-in first-out (FIFO) method had been used exclusively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(4)   DEBT

A summary of the components of debt is as follows:

	July 31, 2005	October 31, 2004
	(in thousands)
Credit facility(a)	$17,281	$22,136
9.875% Senior Subordinated Notes, less unamortized discount of $0 and $466, respectively(b)	—	199,534
7.875% Senior Notes(c)	175,000	—
Pennsylvania Industrial Loans(d)	2,282	2,553
Foreign bank borrowings(e)	11,510	13,807
Total Debt	206,073	238,030
Less: Current portion	9,326	11,193
Long-Term Debt	$196,747	$226,837

(a)   Credit facility

On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation which has been succeeded by merger by Wachovia Bank N.A. as initial lender thereunder and as agent for the financial institutions that would from time to time be lenders thereunder. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. The credit facility had an initial three-year term with an option held by us to extend prior to the end of year three for an additional year and, if so extended, at the end of year four for an additional year, in each case subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.25% of the maximum amount of borrowings under the credit facility. The term of the credit facility was previously extended to November 19, 2005 and the Company has the ability to extend the facility to November 19, 2006. We are in the process of refinancing the credit facility and expect the new agreement to be in place prior to October 31, 2005.

Amounts available for borrowing are based upon the sum of eligible accounts receivable and inventories, determined on a monthly basis, and the aggregate value of eligible buildings and equipment. The credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. At any time if Excess Availability, as defined by the credit facility, is less than $20.0 million, a minimum EBITDA covenant becomes applicable and a springing lock-box becomes activated; at any time Excess Availability is less than $10.0 million, we also become subject to further restrictions, including limitations on inter-company funding. When the springing lock-box is activated, all remittances received from customers in the United States automatically repay the balance outstanding under the credit facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $20.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the credit facility is classified as a current liability, which may materially affect our working capital ratio. During the first nine months of fiscal 2005 the Excess Availability under our credit facility ranged from $33.2 million to $82.1 million. Our Excess Availability under this facility was $82.1 million and $62.6 million at July 31, 2005 and October 31, 2004, respectively. We currently project that our Excess Availability under this facility will exceed $20.0 million through October 31, 2005, at a minimum, based upon budgeted financial statements and budgeted cash requirements. Interest rates under the credit facility range from, in the case of loans based on the prime rate, the prime rate plus 0.25% to 1.00% and, in the case of loans based on LIBOR, LIBOR plus 2.25% to 3.00%, in each case depending on (i) Excess Availability or (ii) our leverage. We are obligated to pay an unused line fee on the excess of the maximum credit facility amount over the average daily usage of the credit facility at a rate equal to 0.375% or 0.5%, depending upon (i) Excess Availability or (ii) our leverage. As of July 31, 2005 and October 31, 2004, there was $17.3 million and $22.1 million, respectively, outstanding at a weighted average interest rate of 5.77% under this credit facility. Borrowings available under the Credit Facility are reduced by the aggregate amount of letters of credit outstanding which at July 31, 2005, totaled $650,000.

On February 10, 2005, we entered into an amendment to the credit facility increasing our maximum borrowings under the existing credit facility from $85.0 million to $100.0 million. In addition, on February 25, 2005, we further amended and obtained consent under the credit facility to permit the tender offer and consent solicitation for our Senior Subordinated Notes described below and increased the annual permitted amount for certain repayments of indebtedness and repurchases of our securities and for certain investments from $25.0 million to $50.0 million.

(b)   9.875% Senior Subordinated Notes—2007

On March 18, 2005, the Company completed its tender offer and consent solicitation related to $166.9 million of its $200 million 9.875% Senior Subordinated Notes due November 15, 2007 (“2007 Notes”). Under the tender offer (the “Offer”), the Company accepted all validly tendered 2007 Notes for payment under the Offer, and accordingly paid approximately $166.9 million to the 2007 Note holders plus a $3.6 million cash premium. Additionally, $5.6 million of accrued interest was paid to the 2007 Note holders.

On May 17, 2005, we completed our call redemption on the remaining $33.1 million aggregate principal amount of 2007 Notes. We paid approximately $33.1 to the 2007 Note holders plus a $0.6 million cash premium to purchase the remaining $33.1 million 2007 Notes. Additionally, we paid $1.7 million of accrued interest to the 2007 Note holders.

In connection with the early extinguishment of the 2007 Notes, the Company recorded a $6.8 million charge in interest expense in the consolidated statements of operations during the three months ended April 30, 2005. The charge included a $4.2 million cash premium paid to acquire the 2007 Notes, as discussed above, as well as a write-off of approximately $2.6 million representing the unamortized portion of debt issuance costs and bond discount associated with the original issuance. During the third quarter ended July 31, 2005, the Company wrote off an additional $0.4 million related to the remaining debt issuance costs and bond discount associated with redemption of the $33.1 million 2007 Notes on May 17, 2005.

(c)   7.875% Senior Notes—2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

The 2013 Notes mature on March 15, 2013, and contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of these covenants at July 31, 2005.

The notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after March 31, 2009, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, prior to March 15, 2008, the Company may redeem up to 35% of the notes with the net cash proceeds received by the Company from one or more Equity Offerings, at a redemption value equal to 107.875% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The Company also has an option to redeem up to $25 million of the notes prior to September 15, 2005 at a redemption price equal to 101% plus accrued interest, which option the Company has elected not to exercise. The notes do not have any sinking fund requirements.

Interest is paid semi-annually on every March 15th and September 15th.

(d)   Pennsylvania Industrial Loans

The Company put in place certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania, manufacturing facility in fiscal 1995. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, with a net carrying value of $10.2 million at July 31, 2005.

(e)   Foreign Borrowings

We maintain various credit facilities at our foreign subsidiaries. At July 31, 2005 and October 31, 2004, the aggregate amount outstanding under such facilities was $11.5 million and $13.8 million, respectively, all of which is secured by various assets of the foreign subsidiaries, and which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at July 31, 2005 and October 31, 2004, was $28.1 million and $49.5 million, respectively. There was $8.8 million and
$5.9 million additional availability under these facilities at July 31, 2005 and October 31, 2004, respectively. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. We guarantee certain debt of our foreign subsidiaries through corporate guarantees aggregating approximately $8.2 million and $8.3 million, at July 31, 2005 and October 31, 2004, respectively. We also guarantee certain lease and trade payables of our foreign subsidiaries through corporate guarantees totaling approximately $10.4 million at July 31, 2005. There are no existing events of default that would require us to satisfy these guarantees.

(5)   Other Income (Expense)

For the three and nine months ended July 31, 2005 and 2004, other, net in the consolidated statements of operations consists of the following:

	For the three months ended July 31,		For the nine months ended July 31,
	2005	2004	2005	2004
	(In thousands)

Income (expense)
Foreign currency exchange gains (losses)	$627	$(194)	$379	$(889)
Interest income	121	8	176	36
Interest (expense) income related to tax refund settlement	—	(314)	—	486
Other miscellaneous, net	(12)	(26)	(20)	99
Total	$736	$(526)	$535	$(268)

(6)   Supplemental Cash Flow Disclosure

	For the nine months ended July 31,
	2005	2004
	(In thousands)
Cash paid during the period for interest	$20,367	$21,730
Cash paid during the period for income taxes	$3,105	$2,478
Capital expenditures related to capital lease	$2,565	—

(7)   Segment and Geographic Information

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe.

Information about the Company’s continuing operations (excluding the discontinued operations of the Spanish, French, Bordex and Termofilm (formerly part of the Europe region) and the Australia and New Zealand subsidiaries (comprising all of the former Asia/Pacific region) see Note 13 for further information) by geographical area, with United States and Canada stated separately, for the three and nine months ended July 31, 2005 and 2004, respectively, is as follows:

	North America
For the three months ended July 31, 2005	United States	Canada	Europe	Total
	(In thousands)
Sales—external customers	$142,044	$13,896	$29,729	$185,669
Intersegment sales	6,818	763	—	7,581
Operating income (loss) from continuing operations	16,947	627	(572)	17,002

	North America
For the three months ended July 31, 2004	United States	Canada	Europe	Total
	(In thousands)
Sales—external customers	$122,387	$12,258	$25,429	$160,074
Intersegment sales	5,435	756	—	6,191
Operating income (loss) from continuing operations	8,778	673	(2,002)	7,449

	North America
For the nine months ended July 31, 2005	United States	Canada	Europe	Total
	(In thousands)
Sales—external customers	$418,559	$36,499	$92,790	$547,848
Intersegment sales	17,182	2,817	—	19,999
Operating income (loss) from continuing operations	30,852	3,722	(1,558)	33,016

	North America
For the nine months ended July 31, 2004	United States	Canada	Europe	Total
	(In thousands)
Sales—external customers	$348,704	$32,544	$75,100	$456,348
Intersegment sales	13,766	2,519	31	16,316
Operating income (loss) from continuing operations	23,892	3,425	(4,544)	22,773

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

The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities”, as amended, therefore any changes in fair value of these contracts are recorded in other, net in the consolidated statements of operations. These foreign exchange forward contracts are recorded in the consolidated balance sheets at fair value. At July 31, 2005 and October 31, 2004, there were eight, and thirty-two foreign exchange forward contracts outstanding, respectively, with a total notional contract amount of $10.6 million and $31.5 million, respectively, all of which have maturities of less than one year. At July 31, 2005, the net fair value of foreign exchange forward contracts were gains of $46,000, which is included in the consolidated balance sheets and changes in the valuation of such forward contracts is recognized each period in other, net in the consolidated statements of operations.

The Company records all of its cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and as amended by SFAS No. 138 and SFAS No. 149. For a derivative designated and qualifying as a cash flow hedge of anticipated foreign currency denominated transactions or interest on debt instruments, the effective portions of changes in the fair value of the derivative are recorded in accumulated comprehensive income (loss) in shareholders’ equity and are recognized in net income (loss) when the hedged item affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations. For the nine month periods ended July 31, 2005 and 2004, the changes in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $70,000 and $331,000, respectively, which is included in accumulated other comprehensive income (loss). There were no cash flow hedges outstanding at July 31, 2005 and therefore no amount is included in shareholders’ equity.

(9)   Shareholders’ Equity

The Company does not recognize compensation expense relating to employee stock options because options are only granted with an exercise price equal to the fair value of the Company’s common stock on the effective date of the grant. If the Company had elected to recognize compensation expense using a fair value approach and, therefore, determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income (loss) and income (loss) per share would have been as follows:

	For the three months ended July 31,		For the nine months ended July 31,
Amounts in thousands	2005	2004	2005	2004
Net income (loss), as reported	$4,682	$(11,572)	$(39,519)	$(13,171)
Add: Stock-based employee compensation expense included in net loss	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(145)	(165)	(445)	(488)
Pro forma net income (loss)	$4,537	$(11,737)	$(39,964)	$(13,659)
Earnings per share:
Basic income (loss) per share, as reported	$0.55	$(1.38)	$(4.66)	$(1.59)
Basic income (loss) per share, pro forma	$0.53	$(1.40)	$(4.71)	$(1.64)
Diluted income (loss) per share, as reported	$0.54	$(1.38)	$(4.66)	$(1.59)
Diluted income (loss) per share, pro forma	$0.52	$(1.40)	$(4.71)	$(1.64)

The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	For the three months ended July 31,		For the nine months ended July 31,
	2005	2004	2005	2004
Risk-free interest rates	4.10%	4.81%	4.33%	4.24%
Expected lives in years	7.5	7.5	7.5	7.5
Expected volatility	62.73%	65.19%	63.80%	67.37%
Dividend rate	0%	0%	0%	0%

The Company’s 1995 Stock Option Plan expired on December 31, 2004. The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options (“ISOs”) which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (SARs), restricted stock, performance shares and nonqualified stock options, including fixed annual grants, to non-employee directors. Under the 2005 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The Company issued 7,000 options under this plan during the nine months ended July 31, 2005 with exercise prices ranging from $19.33 to $19.55 per share, which equaled market value at date of issuance. During the nine months ended July 31, 2005, 8,155 options with an option price of $9.30 per share were exercised. Proceeds to the Company related to the exercise of these options were approximately $76,000.

During the nine months ended July 31, 2005 and 2004, the Company issued 86,379 and 154,036 shares, respectively, from treasury to fund the Company’s 401(k) Savings and Employee Stock Ownership Plan contribution.

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) provides for an aggregate of 300,000 shares of common stock which have been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the over-the-counter market on either the first or last trading day of each six-month offering period. During the nine months ended July 31, 2005 and 2004, 51,308 and 74,070 shares, respectively were purchased by employees pursuant to the 1995 Purchase Plan. The 1995 Purchase Plan expired on June 30, 2005 and no further employee purchases can be made under this plan.

The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) and the Company’s shareholders approved the 2005 Purchase Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Purchase Plan became effective July 1, 2005 and will expire on June 30, 2015. The Company has reserved a maximum of 250,000 shares of the Company’s common stock which will be made available for purchase by eligible employees, including employee directors and officers under the 2005 Purchase Plan. The 2005 Purchase Plan will operate in the same manner as the 1995 Purchase Plan, as outlined above.

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

(10)   Pensions

The Company has defined benefit plans at its Canadian, Belgium and Holland locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service, as defined. The Company funds these plans in amounts actuarially determined or in accordance with the funding requirements of local law and regulations.

The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2005	2004	2005	2004
	(in thousands)
Service cost	$417	$349	$1,271	$1,081
Interest cost	271	228	813	710
Expected return on plan assets	(283)	(203)	(849)	(630)
Employee contributions	(133)	(121)	(399)	(374)
Amortization of prior service cost	13	12	39	38
Amortization of net (gain) loss	(5)	(6)	(15)	(17)
Settlements	—	—	—	(223)
Curtailments	—	—	—	(286)
Net periodic benefit cost	$280	$259	$860	$299

Employer Contributions

As of July 31, 2005, the Company contributed approximately $1.0 million to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $0.5 million to fund its foreign defined benefit pension plans in fiscal 2005 for a total of $1.5 million.

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

The American Jobs Creation Act (“the Act”) was signed into effect on October 22, 2004. The Act includes a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company has elected to take this special one-time deduction for dividends received during the year ending October 31, 2005. In May 2005, the Company approved a Domestic Reinvestment Plan that includes a range of possible cash repatriations between $18 million and $25 million from AEP Industries (NZ) Limited, a New Zealand company. Through July 31, 2005, $21.3 million has been repatriated in accordance with the Act. The Company recorded an income tax expense of $2.2 million during the third quarter related to this repatriation. Additional cash of approximately $0.6 million may be repatriated from New Zealand during the fourth quarter which would result in an additional tax expense between $0.1 million and $0.2 million. The Company is still in the process of evaluating the effects of the repatriation provision on AEP Canada Inc., a Canadian company. The Company is considering a range of possible cash repatriations between $12.6 million and $25.2 million from AEP Canada Inc which would result in a tax expense between approximately $0.8 million and $2.1 million. There have been no amounts recognized in the financial statements on the additional fourth quarter New Zealand repatriation or the potential Canadian repatriation.

The provision for income taxes for the three months ended July 31, 2005 was $7.3 million on the income from continuing operations before the provision for income taxes of $12.5 million and the provision for income taxes for the nine months ended July 31, 2005 was $11.0 million on the income from continuing operations before the provision for income taxes of $9.1 million. The provision for income taxes for the three and nine months ended July 31, 2005, includes an income tax expense of $2.2 million related to cash repatriated during the third quarter in accordance with the Act. The provision for income taxes for the nine months ended July 31, 2005 included a $2.9 million increase in the valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the United States operations. The benefits of these credits are dependent on the United States operations generating sufficient foreign-source taxable income and a U.S. income tax liability. The Company has concluded that it is more likely than not that the carryforwards will not be fully realized due to the large reduction in future projected foreign source income as a result of discontinued foreign operations. In addition, the provision excludes approximately $0.2 million and $0.9 million of tax benefits for the three and nine months ended July 31, 2005, respectively, for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

The provision for income taxes for the three months ended July 31, 2004 was $2.3 million on the income from continuing operations before the provision for income taxes of $1.0 million and the provision for income taxes for the nine months ended July 31, 2004 was $5.8 million on the income from continuing operations before the provision for income taxes of $4.7 million. These provisions exclude approximately $0.9 million and $2.0 million of tax benefits for the three and nine months ended July 31, 2004, respectively, for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

(12)   Liquidation of Fabbrica Italiana Articoli Plastici SpA

On September 22, 2003, the Board of Directors of the Company’s Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA (“FIAP”), because of its continued losses.

FIAP manufactured flexible packaging, primarily thin PVC film for twist wrapping and general over wrap. The Company does not believe the activities of FIAP represented a separate major line or component of its business or separate class of customers as production and sale of similar products was done in other AEP European facilities. The Company’s other facilities continued to produce products for and supply some of FIAP’s customers. As a result, the Company has not recorded the losses associated with the shut down as a discontinued operation and has included the losses in operating expenses in its consolidated statements of operations.

During the fourth quarter of fiscal 2003, the Company recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP based on its best estimates in establishing asset impairments, allowances and asset write downs and reserves needed as a result of the voluntary liquidation of FIAP. The following is a summary of the reserves still remaining at July 31, 2005, and included in accrued expenses in the consolidated balance sheets:

Amounts in thousands	Balance at October 31, 2004	Payments	Foreign Exchange	Balance at July 31, 2005
Reserve for non-compete agreements	$116	$(44)	$(7)	$65
Reserve for other costs	314	—	(16)	298
Total Reserves	$430	$(44)	$(23)	$363

The Company has three non-compete agreements outstanding at July 31, 2005. The last payment is expected to be made on September 30, 2006, in accordance with the agreements.

Other costs relate to litigation claims made against the Company and represent the Company’s best estimate of settlement costs.

The following information summarizes the results of operations of FIAP, excluding the above charges, included in the consolidated statements of operations:

	For the three Months ended July 31, 2005	For the three Months ended July 31, 2004	For the nine Months ended July 31, 2005	For the nine Months ended July 31, 2004
	(In thousands)
Net Sales	$—	$5	$—	$1,959
Gross profit (loss)	—	(141)	—	(208)
Operating loss from continuing operations	(458)	(408)	(878)	(1,423)
Net loss	$(457)	$(433)	$(877)	$(1,330)

The Company expects to incur additional expenses in fiscal 2005. These expenses relate to the salaries of contracted people who will assist in the clean up of the land and building, security costs, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimates at July 31, 2005, these costs to be approximately $0.1 million for the remainder of fiscal year 2005.

Assets held for sale include land and buildings for the FIAP location. On May 31, 2005, the Company signed a contract to sell the land and building for approximately $7.5 million, before costs to sell and received a 20% deposit which it has recorded in accrued liabilities. The contract contains certain contingencies such that the consummation of the sale will not occur until December 31, 2005. The Company expects to record a gain on the sale of the land and building.

The liquidation of FIAP was considered completed at October 31, 2004, except for the sale of the land and building. At the completion of the sale of the FIAP land and building, which is expected in the first quarter of fiscal 2006 with the receipt of the final payment on the contract, the Company expects to charge operations for the accumulated translation adjustment component of FIAP’s equity in accordance with SFAS No. 52, “Foreign Currency Translation”. At July 31, 2005, the FIAP accumulated translation loss included in accumulated other comprehensive loss was approximately $9.1 million.

Also included in assets held for sale are the land and building of our Edmonton (Canada) plant. During July 2005, management decided to shut down the operations of our Edmonton plant and has placed the land and building for sale. The fair value of the Edmonton land and building is based on estimated net proceeds from the sale, utilizing data obtained from a commercial real estate broker. The book value at July 31, 2005, is $730,000 and no loss is expected upon sale of the land and building. The sale is expected to be completed within one year. The Company has recorded approximately $0.4 million in severance costs and approximately $0.2 million in impairment charges on machinery and equipment related to the shut down of the Edmonton plant. All costs are included in cost of sales in the consolidated statements of operations for the three months ended July 31, 2005.

(13)   Discontinued Operations

In July 2004, the Company’s management approved a plan to dispose of its Spanish subsidiary, a component of the Company’s European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, during the fourth quarter of 2004, the Company recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million in which $2.9 million was paid by January 31, 2005, with the remaining $0.4 million paid during the second quarter of fiscal 2005. Additionally, there was a reserve for lease termination costs at October 31, 2004 totaling $1.2 million. A final agreement with the lessor was reached in February 2005 for $0.7 million, and will be paid equally in monthly installments ending in November 2006. The additional $0.5 million was reversed into the statement of operations during the nine months ending July 31, 2005, and is reflected in the pre-tax loss of discontinued operations in the consolidated statement of operations.

The Company’s management committed to a plan during the six months ended April 30, 2005 to divest five of its foreign subsidiaries: AEP Industries Packaging France, Termofilm SpA, AEP Bordex BV, AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited.

On February 10, 2005, the Company completed the disposition of AEP Industries Packaging France, a component of the Company’s European segment that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. The Company recorded a loss on the disposition of $1.9 million and is included in the loss from disposition on the statement of operations.

On March 25, 2005, the Company sold all of its equity interest in Termofilm SpA, an Italian subsidiary and component of the Company’s European segment that manufactured polyolefin shrink films, for approximately $1.8 million. The Company received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. The Company recorded a loss of $0.4 million on the sale, including a full allowance on the note, which loss is included in the loss from disposition on the statement of operations.

On May 2, 2005, the Company completed its sale of certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited, (collectively, the “Pacific operations”), to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The Company also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at May 2, 2005. The bank borrowings were paid by the Company on May 2, 2005, with the cash proceeds received from the sale. Collections of trade receivables of the Pacific operations subsequent to May 2, 2005, have been remitted to the buyers of the Pacific operations in repayment of the $22.9 million cash advance. Approximately $0.8 million remains to be collected of the trade receivables and remitted back to the buyers of the Pacific operations, which the Company expects to have completed by October 31, 2005. The final balance sheet adjustments resulted in an additional $586,000 of proceeds to the Company, which have been received in August 2005 and included as part of the impairment loss calculation related to the Pacific operations discussed below.

The sale of the Pacific operations also excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The book value of the property at July 31, 2005 is approximately $7.4 million and is included in property, plant and equipment on the consolidated balance sheets. The Australian buyer will occupy this property rent free for a period which will not exceed 1 1/2 years after which the buyer will either lease or vacate the property. If the buyer vacates the property, the Company intends to sell this property at that time.

The Company recorded impairment losses of $29.0 million related to the Pacific operations based upon the assumed proceeds from the May 2, 2005 sale, net of $1.1 million for the value of the free rent (discussed above) and approximately $2.6 million of New Zealand’s accumulated foreign currency translation losses during the second quarter ended April 30, 2005, which are included in the pre-tax loss from discontinued operations. The Company paid approximately $1.3 million related to stay bonuses, commissions and severance to certain employees of the Pacific companies and has recorded these expenses through discontinued operations in the third quarter of fiscal 2005. The Company has not recorded a tax benefit for the impairment losses of the Pacific operations as management believes it is more likely than not that the Company’s tax benefits will not be realized. No gain or loss on the final disposition of the Pacific operations was recognized in the third quarter of fiscal 2005.

The agreement entered into by the Company on June 8, 2005 to sell shares of its Bordex operations for approximately $2.3 million has been dissolved as the buyer failed to make payments as outlined by the agreement. The Company is in negotiations with other interested buyers and expects a sale to occur by the first quarter of fiscal 2006.

The accumulated foreign currency translation losses for the French and Termofilm subsidiaries of $2.0 million and $0.2 million, respectively, have been charged to loss from disposition during the second quarter of fiscal 2005. In accordance with SFAS No. 52, “Foreign Currency Translation,” these amounts were previously carried as a reduction of consolidated shareholders’ equity and an equal and offsetting amount was reported in accumulated other comprehensive loss. The Spanish discontinued operations foreign currency translation gain of $0.9 million for the nine months ended July 31, 2005, has been reported as part of the gain on disposition.

The accumulated foreign currency translation gain of Australia of approximately $2.3 million will be recorded upon the final sale of the land and building in Sydney, Australia, with a book value at July 31, 2005 of $7.4 million.

Condensed financial information related to these discontinued operations is as follows:

For the three months ended July 31, 2005	Spain	Australia	New Zealand	Bordex	Total
	(in thousands)
Net sales	$—	$—	$—	$4,859	$4,859
Gross profit (loss)	(62)	—	(129)	644	453
Pre-tax loss from operations	(167)	(12)	(1,695)	(5)	(1,879)
Gain on disposition	937	—	—	—	937
Net (loss) income	$770	$(12)	$(1,304)	$36	$(510)

For the three months ended July 31, 2004	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
	(in thousands)
Net sales	$3,820	$6,629	$1,092	$19,943	$12,900	$4,234	$48,618
Gross profit	317	552	357	2,391	1,597	656	5,870
Pre-tax income (loss) from operations	(746)	(600)	98	(94)	30	87	(1,225)
Loss on disposition	(8,886)	—	—	—	—	—	(8,886)
Net (loss) income	$(9,654)	$(775)	$49	$(2)	$23	$68	$(10,291)

For the nine months ended July 31, 2005	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
	(in thousands)
Net sales	$91	$8,026	$1,880	$42,886	$29,753	$13,690	$96,326
Gross profit (loss)	(284)	1,148	467	3,536	2,769	1,948	9,584
Pre-tax income (loss) from operations	100	(270)	21	(20,710)	(12,366)	4	(33,221)
Gain (loss) from disposition	414	(3,940)	(635)	—	—	—	(4,161)
Net (loss) income	$514	$(4,210)	$(640)	$(20,710)	$(12,781)	$181	$(37,646)

For the nine months ended July 31, 2004	Spain	France	Termofilm	Australia	New Zealand	Bordex	Total
	(in thousands)
Net sales	$12,169	$19,445	$3,087	$61,437	$38,683	$12,402	$147,223
Gross profit	1,087	2,480	1,086	6,972	5,318	2,041	18,984
Pre-tax income (loss) from operations	(1,195)	(957)	279	(382)	925	239	(1,091)
Loss on disposition	(8,886)	—	—	—	—	—	(8,886)
Net (loss) income	$(11,651)	$(981)	$186	$(353)	$619	$193	$(11,987)

Assets and liabilities of the discontinued operations are comprised of the following at July 31, 2005:

	Australia	New Zealand	Spain	Bordex	Total
	(in thousands)
Assets:
Cash	$—	$—	$1,709	$373	$2,082
Accounts receivable	673	163	—	2,397	3,233
Inventories	—	—	16	1,862	1,878
Machinery and equipment	—	—	1,000	16	1,016
Goodwill	—	—	—	430	430
Other assets	—	—	351	480	831
Total Assets	$673	$163	$3,076	$5,558	$9,470
Liabilities:
Bank borrowings	$—	$—	$—	$2,285	$2,285
Accounts payable	—	—	573	1,259	1,832
Accrued expenses	673	163	1,000	884	2,720
Total Liabilities	$673	$163	$1,573	$4,428	$6,837

Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2004:

	Spain	Australia	New Zealand	Bordex	France	Termofilm	Total
	(in thousands)
Assets:
Cash	$1,601	$6	$43	$—	$35	$120	$1,805
Accounts receivable	2,532	16,129	7,146	1,879	4,237	2,010	33,933
Inventories	342	12,702	9,793	2,011	2,908	807	28,563
Machinery and equipment	1,000	22,418	23,194	22	3,430	653	50,717
Goodwill	—	5,140	6,184	430	—	411	12,165
Other assets	574	1,463	2,076	107	1,458	167	5,845
Total Assets	$6,049	$57,858	$48,436	$4,449	$12,068	$4,168	$133,028
Liabilities:
Bank borrowings	$—	$11,114	$8,304	$1,318	$3,536	$—	$24,272
Accounts payable	3,973	8,145	4,792	923	2,894	727	21,454
Accrued expenses	2,866	8,526	6,667	128	3,531	1,475	23,193
Total Liabilities	$6,839	$27,785	$19,763	$2,369	$9,961	$2,202	$68,919

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. Our principal manufacturing operations are located in the United States, Canada, the Netherlands and Belgium. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. We placed our Spanish operations in liquidation in September 2004. We disposed of our French operations in February 2005. We sold our Termofilm operations in Italy in March 2005. We sold certain assets and liabilities of our Australian and New Zealand operations in May 2005. Lastly, we entered into an agreement in June 2005 to sell our Bordex operations in Holland.

Resin costs, depending on the product line, average between 57% and 77% of the cost of goods sold. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit. Resin pricing increased 19.6% during fiscal 2004 in North America and at a much higher rate in our European regions. In North America, we were able to pass through these resin increases in fiscal 2004; however resin price increases in the European markets were not all passed through in fiscal 2004 due to customer resistance and to the competitive market place. During the first nine months of fiscal 2005, we had an 11.5% net increase in per pound resin costs in North America and we anticipate future price increases in resin worldwide for the balance of fiscal 2005. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future. In addition, interruption of the operations of certain suppliers as a result of damages sustained from Hurricane Katrina could potentially result in shortages of supply of certain types of resin to the Company.

Results of Continuing Operations

Three Months Ended July 31, 2005, as Compared to Three Months Ended July 31, 2004

Net Sales and Gross Profit

Net sales for the three months ended July 31, 2005, increased by $25.6 million, or 16%, to $185.7 million from $160.1 million for the three months ended July 30, 2004. The increase in net sales included $1.6 million of positive impact of foreign exchange, $23.1 million from increased per unit selling prices and $0.9 million from increased sales volume. Net sales in North America increased $21.3 million to $156.0 million in the third quarter of fiscal 2005 from $134.7 million in the same period in the prior fiscal year. The increase was primarily due to a 14.4% increase in per unit average selling prices combined with a slight increase of 0.5% in sales volume. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which we were able to pass through to our customers in the current period. Sales in North America in the third quarter of 2005 also included $1.1 million of positive impact of foreign exchange relating to our Canadian operations. Net sales in Europe increased $4.3 million to $29.7 million for the three months ended July 31, 2005, from $25.4 million for the three months ended July 31, 2004. This increase for the period was primarily due to a 14.5% increase in per unit selling prices combined with a slight increase of 0.4% in sales volume. In spite of continuing general economic pressures of the region and the competitive marketplace, our European operations were able to pass through to its customers current resin price increases. The third quarter of 2005 also included $0.5 million of positive impact of foreign exchange relating to the European operations.

Gross profit for the three months ended July 31, 2005, increased $11.9 million to $40.9 million compared to $29.0 million for the three months ended July 31, 2004. Included in the costs of goods sold for the three months ended July 31, 2005 are approximately $0.6 million of costs related to the shut down of our Edmonton (Canada) plant which negatively affected gross profit. Gross profit in North America increased $10.1 million, or 36.7%, to $37.7 million for the quarter ended July 31, 2005, which includes positive impact of foreign exchange of approximately $0.2 million. This increase was primarily due to the Company’s ability to maintain per unit selling prices, a change in product mix to higher margin products and a reduction in per unit material costs resulting from the Company’s shutdown of operations in Gainseville, Texas in May 2005 and subsequent consolidation of manufacturing activities into other existing facilities. Gross profit in Europe increased $1.8 million, or 122.6% to $3.2 million for the three months ended July 31, 2005, from $1.4 million for the three months ended July 31, 2004. This increase includes the positive effect of foreign exchange of $0.1 million for the third quarter of fiscal 2005. The European operations continue to focus on cost control and improved sales mix to achieve improvement in gross profit.

Operating expenses

Operating expenses for the three months ended July 31, 2005, increased $2.5 million or 11.4% to $24.1 million from the comparable period in the prior fiscal year. The operating expenses increased $0.2 million as a result of negative impact of foreign exchange. Delivery expenses for the third quarter of fiscal 2005 as compared to the same period in the prior fiscal year increased $0.4 million, including a $0.1 million negative foreign exchange impact. The remaining increase in delivery expenses of $0.3 million from the prior year was primarily a result of the 0.5% increase in worldwide sales volume in the third quarter of fiscal 2005 combined with higher fuel costs. Selling expenses increased by $0.4 million to $8.1 million from $7.7 million in the same period in the prior fiscal year. This increase can be attributed to a negative impact of foreign exchange of $0.1 million and $0.3 million increase resulting from commissions paid on higher sales dollars and volume, primarily in the United States. General and administrative expenses for the three months ended July 31, 2005, increased $1.7 million to $7.1 million. The increase was primarily attributed to increased costs related to worldwide compliance with the Sarbanes-Oxley Act of 2002.

Other Operating Income (Expense)

Other operating income (expense) for the three months ended July 31, 2005, amounted to $117,000 in income versus $1,000 in income for the same period in prior year resulting from net gains from sales of equipment during the respective periods.

Interest Expense, Net

Interest expense, net for the three months ended July 31, 2005, decreased $0.7 million to $5.3 million from $6.0 million in the same period in the prior fiscal year. Included in interest expense for the three months ended July 31, 2005 is the write-off of the remaining unamortized fees and bond discount of $0.4 million related to our 9.875% Senior Subordinated Notes redeemed on May 17, 2005. The refinancing of the 2007 Notes resulted in a reduction of interest expense for the three months ended July 31, 2005, as compared to the same period in the prior fiscal year of $1.2 million primarily due to the reduction in interest rate from 9.875% to 7.875% on $175 million of the 2013 Notes. This was offset by a $0.1 million increase in worldwide interest resulting from higher average debt outstanding and a new capitalized lease in Holland during the three months ended July 31, 2005, as compared to the same period in the prior fiscal year.

Other Income (Expense)

Other income (expense) for the three months ended July 31, 2005, amounted to $736,000 in income versus $526,000 in expense in the comparable prior year period. During the current period, we recognized $627,000 of foreign currency transaction gains versus losses of $194,000 during the same period in the prior fiscal year due to the number of our hedge contracts settled in each period and unrealized gains on foreign currency denominated payables and receivables. Interest income for the third quarter of fiscal 2005 amounted to $121,000 up from $8,000 in the prior year period due to greater cash held in interest bearing accounts. The prior period also included $314,000 of reduced interest income from the Internal Revenue Service resulting from a revised analysis of amounts due to the Company from the Internal Revenue Service.

Provision (Benefit) for Income Taxes

The provision for income taxes for the three months ended July 31, 2005, was $7.3 million on income from continuing operations before the provision for income taxes of $12.5 million. The current provision for income taxes for the three months ended July 31, 2005, includes an income tax expense of $2.2 million related to foreign earning repatriated during the third quarter in accordance with The American Jobs Creation Act (“the Act”). The provision excludes approximately $0.2 million of tax benefits for the three months ended July 31, 2005 for foreign entities with net losses for which the we have determined that it is more likely than not that the tax benefit will not be fully realized.

The provision for income taxes for the three months ended July 31, 2004 was $2.3 million on income from continuing operations before the provision for income taxes of $1.0 million. The provision excludes approximately $0.9 million of tax benefits for the three months ended July 31, 2004, for foreign entities of continuing operations with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

Nine Months Ended July 31, 2005, as Compared to Nine Months Ended July 31, 2004

Net Sales and Gross Profit

Net sales for the nine months ended July 31, 2005, increased by $91.5 million, or 20.1%, to $547.8 million from $456.3 million for the nine months ended July 31, 2004. The increase in net sales included $7.4 million of positive impact of foreign exchange, $74.4 million from increased per unit selling prices and $9.7 million from higher sales volume. Net sales in North America increased $73.8 million to $455.0 million in the first nine months of fiscal 2005 from $381.2 million in the same period in the prior fiscal year. The increase was primarily due to a 16.3% increase in per unit average selling prices along with an increase of 2% in sales volume. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which we were able to pass through to our customers in the current period. North American sales in the first nine months of fiscal 2005 also included $2.8 million of positive impact of foreign exchange relating to our Canadian operations. Net sales in Europe increased $17.7 million to $92.8 million for the nine months ended July 31, 2005, from $75.1 million for the nine months ended July 31, 2004. This increase for the period was a result of the positive impact of foreign exchange of $4.6 million combined with a 16.3% increase in per unit selling prices and a 1% increase in sales volume. In spite of continuing general economic pressures of the region and the competitive marketplace, our European operations were able to pass through to its customers current resin price increases which increase the per unit selling prices along with enjoying an increase in customer demand, particularly in its printed and laminate business.

Gross profit for the nine months ended July 31, 2005, was $100.5 million compared to $85.6 million for the nine months ended July 31, 2004. This increase of $14.9 million in gross profit was a result of the positive impact of foreign exchange of $1.0 million, improved margins and increased sales volume globally, which improved worldwide gross profit by $14.5 million, offset by approximately $0.6 million of costs related to the shut down of our Edmonton (Canada) plant. Gross profit in North America increased $11.4 million, or 14.2%, to $91.5 million for the nine months ended July 31, 2005, which increase was primarily due to the Company’s continuing ability to pass through increased resin costs to its customers on a timely basis, improved product mix and improved operating efficiencies resulting from the Company’s decision to consolidate its Gainseville, Texas manufacturing operations into other existing facilities. Increased selling prices increased gross profit in North America by $9.8 million, combined with a 2.0% increase in sales volume, which increased gross profit by $1.6 million. The North American results also include $0.6 million of positive impact of foreign exchange related to the Canadian operations and $0.6 million of costs related to the shut down of our Edmonton (Canada) plant which negatively affected gross profit. Gross profit in Europe increased $3.5 million, or 65.4% to $9.0 million for the nine months ended July 31, 2005, from $5.5 million for the nine months ended July 31, 2004. This increase includes the positive effect of foreign exchange of $0.4 million for the nine months of fiscal 2005 and a 16.3% increase in per unit selling prices resulting from our ability to pass through to customers current period resin price increases, improved product mix and our continued focus on cost control.

Operating expenses

Operating expenses for the nine months ended July 31, 2005, were $67.8 million, an increase of $5.0 million, or 7.9%, from $62.8 million for the nine months ended July 31, 2004. Included in the $5.0 million increase is $0.8 million of negative impact of foreign exchange. Delivery expenses for the nine months of fiscal 2005 were $24.1 million versus $23.1 million in the prior year. After giving effect to the negative foreign exchange impact of $0.2 million, delivery expenses increased by $0.8 million from the prior year due to suppliers passing along fuel cost increases and a 1.8% increase in worldwide sales volume in the nine months of fiscal 2005. Selling expenses increased by $0.3 million to $23.8 million from $23.5 million in the same period in the prior fiscal year. After giving effect to the negative impact of foreign exchange of $0.3 million, selling expenses remained relatively flat. General and administrative expenses for the nine months ended July 31, 2005, increased by $3.7 million or 23.3% to $19.9 million from $16.2 million in the same period in the prior fiscal year. This increase was primarily due to legal and advisory expenses in the United States, increased worldwide costs related to compliance with the Sarbanes-Oxley Act of 2002 and the negative impact of foreign exchange of $0.3 million for the nine months of fiscal 2005 as compared to the comparable prior period.

Other Operating Income (Expense)

Other operating income (expense) for the nine months ended July 31, 2005, amounted to $273,000 in income versus $10,000 in expense for the same period in the prior year resulting from net gains and losses, respectively, from sales of equipment during the periods.

Interest Expense, Net

Interest expense, net for the nine months ended July 31, 2005, of $24.4 million increased $6.6 million from $17.8 million in the same period in the prior fiscal year. Included in interest expense for the nine months ended July 31, 2005, are the write-off of unamortized fees and bond discount of $3.0 million related to our 9.875% Senior Subordinated Notes, the early tender fee paid to the note holders of $4.2 million and the payment of $0.2 million of transaction fees related to the redemption of the 9.875% 2007 Notes. The refinancing of the 2007 Notes resulted in a reduction of interest expense for the nine months ended July 31, 2005, as compared to the same period in the prior fiscal year of $1.4 million, primarily due to the reduction in interest rate from 9.875% to 7.875% on $175 million of the 2013 Notes. This was offset by a $0.6 million increase in worldwide interest resulting from higher average debt outstanding and a new capitalized lease in Holland during the nine months ended July 31, 2005, as compared to the same period in the prior fiscal year.

Other Income (Expense)

Other income (expense) for the nine months ended July 31, 2005, amounted to $535,000 in income versus $268,000 in expense in the comparable prior year period. During the current period, we recognized $379,000 of foreign currency transaction gains versus losses of $889,000 during the same period in the prior fiscal year due to the number of hedge contracts settled in each period and unrealized losses on foreign currency denominated payables and receivables. Interest income for the nine months of fiscal 2005 amounted to $176,000 up from $36,000 in the prior year period due to greater cash held in interest bearing accounts. The prior period also included $486,000 of interest income received from the Internal Revenue Service calculated on tax refunds from prior periods and $99,000 of miscellaneous income; all of which did not occur in the current period.

Provision (Benefit) for Income Taxes

The provision for income taxes for the nine months ended July 31, 2005, was $11.0 million on income from continuing operations before the provision for income taxes of $9.1 million. The current provision for income taxes for the nine months ended July 31, 2005, includes an income tax expense of $2.2 million related to foreign earnings repatriated during the third quarter in accordance with the Act. The current provision for income taxes for the nine months ended July 31, 2005, includes a $2.9 million increase in the valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the U.S. operations. The benefits of these credits are dependent on the United States operations generating sufficient foreign-source taxable income and a U.S. income tax liability. The Company has concluded that it is more likely than not that the carryforwards will not be fully realized due to the large reduction in future projected foreign source income as a result of discontinued foreign operations. In addition, the provision excludes approximately $0.9 million of tax benefits for the nine months ended July 31, 2005, for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

The provision for income taxes for the nine months ended July 31, 2004 was $5.8 million on income from continuing operations before the provision for income taxes of $4.7 million. The provision excludes approximately $2.0 million of tax benefits for the nine months ended July 31, 2004, for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

Liquidity and Capital Resources

Sources of Capital

We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

Our working capital amounted to $79.1 million at July 31, 2005, compared to $127.7 million at October 31, 2004. This $48.6 million decrease in working capital was primarily driven by the decrease of $61.5 million in the net assets of the discontinued operations which is due to the sale of our Pacific operations during the third quarter of fiscal 2005 and due to the disposition and sale of our French and our Termofilm operations during the second quarter of fiscal 2005. Total cash proceeds received from these disposals of $37.3 million was primarily used to complete the redemption of the remaining $33.1 million of outstanding senior subordinated notes due 2007. Working capital of the continuing operations increased $12.9 million and is primarily due to an increase in inventories and a decrease in current bank borrowings and accrued expenses offset by a decrease in cash. Inventories increased $16.5 million primarily as a result of higher purchases of raw material prior to announced resin price increases in North America that increased our investment in inventories through financing from our senior credit facility (in long-term debt) during the period. Accrued expenses decreased due to the payments of interest on our 2007 Notes and repayment of accrued expenses recorded at October 31, 2004. Current bank borrowings decreased resulting from lower outstanding borrowings in our foreign operations. Excess cash in our Canadian operations was used to repay long-term debt. The remaining increases and decreases in the components of our net working capital reflect normal operating activity for the period.

Issuance of 7.875% Senior Notes—2013

On March 18, 2005, we completed the sale of $175 million aggregate principal amount of 7.875% Senior Subordinated Notes due March 15, 2013 (“2013 Notes”) through a private offering. Interest is paid semi-annually on every March 15th and September 15th.

The 2013 Notes mature on March 15, 2013, and contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. We were in compliance with all of the covenants at July 31, 2005.

The proceeds of the offering, along with $6.2 million of additional borrowings under the senior credit facility, were used to finance the tender offer of the 2007 Notes, the tender premium, accrued interest and related fees to date, as discussed below.

9.875% Senior Subordinated Notes—2007

On March 18, 2005, we completed our tender offer and consent solicitation related to $166.9 million of our outstanding $200 million 9.875% Senior Subordinated Notes due November 15, 2007 (“2007 Notes”). Under the tender offer (the “Offer), we accepted all validly tendered 2007 Notes for payment under the Offer, and accordingly paid approximately $170.5 million to purchase $166.9 million of the 2007 Notes from Note holders. We also paid $5.6 million of interest accrued from November 15, 2004 to March 18, 2005 to the 2007 Note holders.

On May 17, 2005, we completed our call redemption on the remaining $33.1 million aggregate principal amount of 2007 Notes. We paid approximately $33.7 million to purchase $33.1 million of the 2007 Notes from 2007 Note holders. Additionally, we paid $1.7 million of accrued interest to the 2007 Note holders. The proceeds from the sale of our Pacific operations on May 2, 2005 were primarily used to pay for the redemption of the 2007 Notes.

Credit Facility

On November 20, 2001, we entered into a Loan and Security Agreement with Congress Financial Corporation which has been succeeded by merger by Wachovia Bank N.A. as initial lender thereunder and as agent for the financial institutions that would from time to time be lenders thereunder. Under this agreement the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. The senior credit facility had an initial three-year term with an option held by us to extend prior to the end of year three for an additional year and, if so extended, at the end of year four for an additional year, in each case subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.25% of the maximum amount of borrowings under the senior credit facility. The term of the credit facility has been extended to November 19, 2005, and may be extended to November 19, 2006. We are in the process of refinancing the credit facility and expect the new agreement to be in place prior to October 31, 2005.

Amounts available for borrowing are based upon the sum of eligible accounts receivable and inventories, determined on a monthly basis, and the aggregate value of eligible buildings and equipment. The senior credit facility is secured by mortgages and liens on our domestic assets and on 66% of our equity ownership in certain foreign subsidiaries. The agreement contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. At any time Excess Availability, as defined by the senior credit facility, is less than $20.0 million, a minimum EBITDA covenant becomes applicable and a springing lock-box becomes activated; at any time Excess Availability is less than $10.0 million, we also become subject to further restrictions, including limitations on inter-company funding. When the springing lock-box is activated, all remittances received from customers in the United States automatically repay the balance outstanding under the senior credit facility. The automatic repayments through the lock-box remain in place until Excess Availability exceeds $20.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the senior credit facility is classified as a current liability, which may materially affect our working capital ratio. During the first nine months of fiscal 2005 the Excess Availability under our senior credit facility ranged from $33.2 million to $82.1 million. Our Excess Availability under this facility was $82.1 million at July 31, 2005. We currently project that our Excess Availability under this facility will exceed $20.0 million through October 31, 2005, at a minimum, based upon budgeted financial statements and budgeted cash requirements. Interest rates under the senior credit facility range from, in the case of loans based on the prime rate, the prime rate plus 0.25% to 1.00% and, in the case of loans based on LIBOR, LIBOR plus 2.25% to 3.00%, in each case depending on (i) Excess Availability or (ii) our leverage. We are obligated to pay an unused line fee on the excess of the maximum credit facility amount over the average daily usage of the senior credit facility at a rate equal to 0.375% or 0.5%, depending upon (i) Excess Availability or (ii) our leverage. As of July 31, 2005, there was $17.3 million outstanding at a weighted average interest rate of 5.77% under this senior credit facility. Borrowings available under the Credit Facility are reduced by the aggregate amount of letters of credit outstanding which at July 31, 2005 totaled $650,000.

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

Foreign Borrowings

We maintain various credit facilities at our foreign subsidiaries. At July 31, 2005, the aggregate amount outstanding under such facilities was $11.5 million, all of which is secured by various assets of the foreign subsidiaries, and which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at July 31, 2005, was $28.1 million. There was $8.8 million additional availability under these facilities at July 31, 2005. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. We guarantee certain debt of our foreign subsidiaries through corporate guarantees aggregating approximately $8.2 million at July 31, 2005. We also guarantee certain lease and trade payables of our foreign subsidiaries through corporate guarantees totaling approximately $10.4 million at July 31, 2005. There are no existing events of default that would require us to satisfy these guarantees.

Sale of Pacific Operations

On May 2, 2005, we completed the sale of certain assets and liabilities of our Pacific operations. The total cash proceeds received on May 2, 2005 were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at April 30, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The total proceeds received on May 2, 2005 were primarily used to repay $22.2 million of outstanding bank borrowings of the Pacific operations, which were retained by us and amounted to $22.2 million , and the redemption of the remaining $33.1 million of outstanding senior subordinated notes due 2007, the associated tender premium, accrued interest and related fees, as discussed above. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted to the buyers of the Pacific operations in repayment of the $22.9 million cash advanced. Approximately $0.8 million remains to be collected at July 31, 2005 of the trade receivables and remitted back to the buyers of the Pacific operations, which we expect to have completed by October 31, 2005.

The sale of the Pacific operations excluded approximately 22 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The Australian buyer will occupy this property rent free for a period which will not exceed 1 1/2 years after which the buyer will either lease or vacate the property. If the buyer vacates the property, we intend to sell this property at that time. The book value of the property at July 31, 2005, is approximately $7.4 million.

Cash Flows

Our cash and cash equivalents were $3.3 million at July 31, 2005, as compared to $9.5 million at October 31, 2004. Net cash provided by operating activities from continuing operations during the nine months ended July 31, 2005, was $11.2 million, primarily comprised of a loss from continuing operations of $1.9 million adjusted for non-cash operating charges totaling $30.2 million. These non-cash charges to continuing operations consist primarily of depreciation and amortization of $15.6 million, an increase in our LIFO reserve of $0.5 million, write-off of debt fees and bond discount related to our 2007 Notes of $3.0 million, provision for deferred taxes of $7.4 million, provision for losses on accounts receivable and inventory of $1.1 million, our employee stock ownership plan expense of $1.4 million and amortization of debt fees (prior to write-off) and bond discount of $1.1 million. An additional reconciling item to the loss from continuing operations is $4.2 million for the premium on the tender of the senior subordinated note holders. These positive adjustments were offset by increases in inventories of $16.5 million, in accounts receivable of $1.4 million, and a reduction in accrued expenses and long term liabilities of $2.8 million. Other than the increase in inventories of $16.5 million resulting from higher purchases of raw material prior to announced resin price increases in North America financed through our senior credit facility (in long-term debt) during the period, the net changes in other operating assets and liabilities reflect normal operating activity for the nine month period.

Net cash provided by investing activities during the nine months ended July 31, 2005, was $29.8 million, resulting primarily from cash proceeds received from the sale of our Pacific and Termofilm operations of $37.3 million. In addition, we received $1.1 million from the sale of machinery in FIAP and $0.5 million from the sale of other machinery and equipment. These positive influxes of cash were partially offset by investments in capital expenditures of $9.1 million.

Net cash used in financing activities during the nine months ended July 31, 2005, was $42.4 million, reflecting the purchase of our 2007 Notes for $204.2 million (including a tender fee of $4.2 million), payment of $5.5 million of fees related to the issuance of our 2013 Notes, $1.8 million of capitalized lease payments, net repayments of our credit facility, foreign borrowing and our Pennsylvania Industrial Loans of $6.8 million. These were offset by $175.0 million of proceeds received related to the issuance of our 7.875% 2013 Notes, and $0.6 million proceeds related to the issuance of common stock and exercise of employee stock options and a $0.3 million increase in cash restricted for use.

Net cash used in our discontinued operations during the nine months ended July 31, 2005, was $6.0 million, resulting primarily from cash used by our Pacific operations during its sale process, including $3.0 million related to professional fees paid related to the sale, stay bonuses, commissions and severance in addition to the operating losses of the operations prior to sale. Also included in the net cash used in discontinued operations are costs incurred related to the close down of our Spanish subsidiary, loss related to the disposition of our French subsidiary, the loss on the sale of our Termofilm operations offset by cash provided by our Bordex operations.

Our aggregate commitments under our credit facility, 2013 Notes, industrial loans, foreign borrowings, capital leases and noncancelable operating lease agreements as of July 31, 2005, are as follows:

	For the fiscal years ending October 31,
	Borrowings	Capital Leases(3)	Operating Leases	Total Commitments
	(in thousands)
2005 balance of year	$9,146	$402	$1,766	$11,314
2006	733	1,607	6,078	8,418
2007(1)	18,021	1,607	4,147	23,775
2008	748	751	2,304	3,803
2009	756	63	1,193	2,012
Thereafter(2)	176,670	—	4,149	180,819

(1)          Includes our revolving credit facility, which expires in November 2005 with an option held by us to extend the expiration date to November 2006. We are in the process of refinancing the credit facility and expect the new agreement to be in place prior to October 31, 2005.

(2)          Borrowings include $175 million 7.875% Senior Notes due on March 15, 2013.

(3)          Excludes $2.1 million capital leases in Belgium in which the future lease payments are secured by cash restrictively held at a third party bank.

On May 2, 2005, we completed the sale of certain assets and liabilities of the Pacific operations. The total cash proceeds received on May 2, 2005 were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at April 30, 2005 (which receivables would be retained by us, with collections of such receivables being required to be used to repay the cash advance). The proceeds from the sale were used primarily to repay the outstanding bank borrowings of the Pacific operations and the remaining $33.1 million of outstanding senior subordinated notes due 2007, the associated tender premium, accrued interest and related fees. Collections on the trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted to the buyers of the Pacific operations in repayment of the $22.9 million advanced. Approximately $0.8 million remains to be collected of the trade receivables and remitted back to the buyers of the Pacific operations, which we expect to have completed by October 31, 2005.

On May 31, 2005, we completed the sale of our land and buildings in FIAP for approximately $7.5 million. A $1.5 million deposit was received on closing and the remaining $6.0 million is due on December 31, 2005.

We expect to use approximately $100,000 of cash for the shutdown of FIAP for the remainder of fiscal 2005 and approximately $100,000 of cash for operating costs such as salaries, utilities and professional fees in Spain for the remainder of fiscal 2005.

We know of no current or pending demands or commitments that will materially affect liquidity, however we have $9.6 million in approved capital project spending that is scheduled to be incurred over the next twelve months.

We had approximately $3.3 million of unfunded pension benefit obligations at October 31, 2004, for foreign locations. We expect to contribute a total of approximately $1.5 million related to these foreign defined benefit plans during fiscal 2005; $1.0 million has been contributed through July 31, 2005.

In November 2004, we exercised our early purchase option in the Netherlands to purchase certain operating leases for machinery under a new three-year capital lease of which the principal payments aggregate $2.5 million over its term.

We believe that our cash on hand at July 31, 2005, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our senior credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. At July 31, 2005, we had an aggregate of approximately $90.9 million available under all of our worldwide credit facilities.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, investments, intangible assets, assets held for sale, assets of discontinued operations, income taxes, leasing arrangements, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Current Report on Form 8-K for the fiscal year ended October 31, 2004, filed with the U.S. Securities and Exchange Commission on June 15, 2005, which restated certain financial information presented in our October 31, 2004 Form 10-K related to the reclassification for discontinued operations. There were no changes to these policies during the nine months ended July 31, 2005.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2005, the carrying value of our company’s total debt, excluding capitalized debt, was $206.1 million of which approximately $177.3 million was fixed rate debt. As of July 31, 2005, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $177.5 million.

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

With the recent disposals of certain of our foreign subsidiaries, the amount of foreign exchange forward contracts outstanding has decreased to eight contracts at July 31, 2005, with a total notional contract amount of $10.6 million, all of which have maturities of less than one year. At July 31, 2005, the net fair value of foreign exchange forward contracts were gains of $46,000, which is included in accrued expenses in the consolidated balance sheets at July 31, 2005. Changes in the valuation of such forward contracts is recognized each period in other, net in the consolidated statements of operations.

For the nine months period ended July 31, 2005 and 2004, the changes in the net fair value of derivative financial instruments designated as cash flow hedges by us was a gain of $70,000 and $331,000, respectively, which is included in accumulated other comprehensive income (loss). We had no foreign currency derivatives designated as cash flow hedges at July 31, 2005.

Our foreign subsidiaries had third party outstanding debt of approximately $11.5 million on July 31, 2005. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

Commodities

We use commodity raw materials, primarily resin, and energy products in conjunction with our manufacturing process. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices in connection with these components.

Risk Factors

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended October 31 2004, as amended by the Form 8-K filed with the SEC on June 15, 2005 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

Item 4.                        Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2005 (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of July 31, 2005, our disclosure controls and procedures were effective.

In response to an error more fully described in Item 4 of our Form 10-Q/A for the three and six months ended April 30, 2005, we have executed a remediation plan and implemented new control procedures regarding the review, analysis, verification and final determination of the proper accounting treatment for significant and unusual transactions (including discontinued operations transactions and the related impairment considerations). Our remediation plan includes (i) further documentation of the methodology and assumptions for significant and unusual transactions (including discontinued operations and the related impairment considerations) to facilitate the detailed analysis, verification, determination and approval by our V.P.—Controller and (ii) to have a second review performed by the Chief Financial Officer of significant and unusual transaction analysis that are approved by the V.P.—Controller.

There were no other significant changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

Reference is made to matter described in Note 14 to our consolidated financial statements appearing in Part I of this Report.

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

Aep INDUSTRIES INC.
Dated: September 14, 2005	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board, President and Principal Executive Officer
Dated: September 14, 2005	By:	/s/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Finance Principal Financial Officer and Director