Form 10-K
period 2005-10-31
AEP INDUSTRIES INC
filed 2006-01-31
CIK 785787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to

Commission file number 0-14550

AEP INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1916107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
125 Phillips Avenue, South Hackensack, New Jersey	07606-1546
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (201) 641-6600

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	—

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the shares of the voting and non-voting stock held by nonaffiliates of the Registrant was approximately $89,801,021 based upon the closing price of the common stock, which was $18.59 per share on April 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s common stock outstanding as of January 25, 2006, was 8,609,947.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

Proxy Statement to be filed with respect to the Registrant’s Annual Meeting of Stockholders to be held on April 11, 2006—Part III, except as specifically excluded in the Proxy Statement.

PART I

Explanatory Note

On January 6, 2006, we discovered that in determining the value of our deferred tax liability at October 31, 2004, we used an amount for the net tax bases of our fixed assets that exceeded the amount that should have been used for such purposes. This error resulted in an understatement of the deferred tax liability related to the net tax bases versus net book bases of these fixed assets and the provision for income taxes from continuing operations as of and for the year ended October 31, 2004 by approximately $1.0 million. As a result of the error, we increased the deferred tax liability related to these fixed assets and the provision for income taxes from continuing operations for the fiscal year ended October 31, 2004 by approximately $1.0 million. The increase to the income tax provision resulted in a dollar-for-dollar decrease in our income from continuing operations and increase in our net loss for such period. We have restated our consolidated financial statements as of and for the fiscal year ended October 31, 2004 presented in Item 8 (including the unaudited quarterly financial data for the third quarter of fiscal 2004) and other related financial data presented in Items 6 ,7, 8 and 15 of this Annual Report on Form 10-K which include Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes to the consolidated financial statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain “Forward-Looking Statements” about prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for, the year ending October 31, 2006, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, expected disposal and proceeds received from discontinued operations and assets held for sale and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this report.

This Annual Report contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences, include, but are not limited to, those discussed above and elsewhere in this Annual Report.

ITEM 1.                BUSINESS

General

AEP Industries Inc. is a leading manufacturer of plastic packaging films. We manufacture and market an extensive and diverse line of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. Our plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries.

Our principal manufacturing operations are located in the United States and Canada, and we also have operations in the Netherlands (which we refer to as our European flexibles division). On May 2, 2005, we completed the sale of our manufacturing operations in Australia and New Zealand (which we refer to as our Pacific operations). We have manufacturing operations in Belgium and a distribution facility in Holland (our Bordex operations) which we are currently in the process of selling.

We manufacture both industrial grade products, which are manufactured to general industry specifications, and specialty products, which are manufactured under more exacting standards to assure certain required chemical and physical properties. Specialty products generally sell at higher margins than industrial grade products.

Fiscal 2005 Developments

In order to concentrate on our core business in North America, to reduce costs and to improve the quality of our earnings, we divested certain of our businesses during fiscal 2005. We disposed of our French operation in February 2005, we sold our Termofilm subsidiary in Italy in March 2005, and we sold our Pacific operations in May 2005; all of which represented approximately 20% of our fiscal 2004 net sales. We are currently in the process of selling our Belgium operations and our Bordex operations which represented approximately 5% of our fiscal 2004 net sales. The financial information included herein regarding all these subsidiaries has been presented as part of discontinued operations. Prior year amounts related to these operations have been reclassified to discontinued operations in order to conform to the 2005 presentation.

Products

We are a leading manufacturer of plastic packaging films in North America. We manufacture and market an extensive and diverse line of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. Flexible packaging and film products are thin, ductile bags, sacks, labels and films used for food and non-food consumer, agricultural and industrial items. The flexible packaging and film products manufactured by us are used in a variety of industries, including the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries.

The following table summarizes our product lines:

Product	Material	Uses
custom films	polyethylene and polypropylene	• drum, box, carton, and pail liners • furniture and mattress bags • films to cover high value products • barrier films • cheese films • freezer grade bundle film
stretch (pallet) wrap	polyethylene	• pallet wrap
polyvinyl chloride wrap	polyvinyl chloride	• food and freezer wrap • institutional films • twist wrap
printed and converted films	polyethylene	• printed, laminated, converted films for flexible packaging to consumer markets
other products and specialty films	unplasticized polyvinyl chloride	• battery labels • credit card laminate

North American Operations

Custom Films

We manufacture a broad range of custom films, generally for industrial applications, including sheeting, tubing and bags. Bags are usually cut, rolled or perforated, drum, box, carton and pail liners. These bags can also be used to package specialty items such as furniture and mattresses. We also manufacture films to protect items stored outdoors or in transit, such as boats and cars, and a wide array of shrink films, barrier films and overwrap films. We sell the majority of our custom film output directly to end-users often on a national account basis, with approximately 40% sold through distributors.

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

We manufacture a full range of co-extruded films, and custom designed monolayer films designed specifically to service the flexible packaging market. These films are capable of being printed and laminated by third party flexible packaging converters and are used in the food, pharmaceutical, medical businesses and in a variety of other flexible packaging end users.

Stretch Wrap

We manufacture a family of high performance stretch wrap for wrapping and securing palletized products for shipping. We also market a wide variety of stretch wrap designed for commodity and specialty uses. In fiscal 2005, 2004 and 2003, we sold approximately 80%, 88% and 90%, respectively, of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis. Since the industry still is experiencing overcapacity in the marketplace, we have rationalized our sales force, consolidated our distribution activities and reformulated certain stretch products to help us realize some cost reductions.

Resinite (polyvinyl chloride)

We manufacture polyvinyl chloride, or PVC, food wrap for the supermarket, consumer, institutional and industrial markets, offering a broad range of products with approximately 65 different formulations. These stretch and shrink PVC films are used for packaging of fresh red meats, poultry, fish, fruits, vegetables and bakery products. We also provide PVC films for windowing, blister packaging and aseptic shrink bundling film in the industrial marketplace.

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

We manufacture unplasticized polyvinyl chloride (“UPVC”) film for use in battery labels and credit card laminates. The characteristics of this product are similar to cellophane and can be used as a low cost substitute.

European Operations

European Flexibles

Our European flexibles division in Holland manufactures flexible packaging and converted films used in the food processing and pharmaceutical industries, including freezer film and processed cheese innerwrap. Our European flexibles division also manufactures and sells stretch film for wrapping and securing pallet loads. Our European flexibles division sells 61% of its stretch wrap to distributors, and 39% directly to end-users.

Discontinued Operations

We are currently in the process of selling our Belgium operations which was a part of our European flexibles division. Its major product is specialty film for food packaging for a number of applications, primarily in the cheese market with innerwrap for processed cheese and overwraps for processed and natural cheeses. We are also in the process of selling our Bordex operations which was part of our European division. Bordex is a distributor of a wide array of products including specialty film, stretch film and containers. There is no manufacturing performed in the Bordex operation.

Manufacturing

With the exception of our manufacturing operations in Holland and Belgium, we currently conduct our manufacturing operations in the United States and Canada. We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from inventory, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products.

We manufacture custom films and stretch film at several large geographically dispersed, integrated extrusion facilities throughout North America, which also have the ability to produce other products. The size and location of those facilities, as well as their capacity to manufacture multiple types of flexible packaging products and to re-orient equipment as market conditions warrant, enable us to achieve savings and minimize overhead and transportation costs.

We manufacture polyvinyl chloride food wrap in North America at one facility in Griffin, Georgia and at one facility in Canada. We also manufacture UPVC films at our Griffin, Georgia facility.

We manufacture flexible packaging and converted films in Europe at our facility located in Holland and we manufacture specialty film in Belgium. We are currently in the process of selling our Belgium operations.

Production

In the film manufacturing process, resins with various properties are blended with chemicals and other additives to achieve a wide range of specified product characteristics, such as color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. The gauges of our products range from less than one mil (.001 inches) to more than 10 mils (.01 inches). Our extrusion equipment can produce printed products and film up to 40 feet wide. The blending of various kinds of resin combined with chemical and color additives is computer controlled to avoid waste and to maximize product consistency. The blended mixture is melted by a combination of applied heat and friction under pressure and is then mechanically mixed. The mixture is then forced through a die, at which point it is expanded into a flat sheet or a vertical tubular column of film and cooled. Several mixtures can be forced through separate layers of a co-extrusion die to produce a multi-layered film (co-extrusion), each layer having specific and distinct characteristics. The cooled film can then be shipped to a customer or can be further processed and then shipped. Generally, our manufacturing plants operate 24 hours a day, seven days a week.

We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, which included the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. We have shifted production among our plants to improve efficiency and cost savings by closing facilities and consolidating operations, and are upgrading and replacing equipment at certain of these facilities in order to increase production capacity and enhance efficiency. We will continue to upgrade or replace equipment, as we deem appropriate, to improve our efficiencies and quality and at the same time expand our product mix. During fiscal 2005, we completed installation and commenced production of a new cast stretch film line in our North Carolina facility and a specialty stretch hood line in our Pennsylvania facility. Also during fiscal 2005, we installed a specialty UPVC line in our Georgia facility and two new custom film lines in our California facility with production for these lines commencing in early fiscal 2006. During fiscal 2006, we will be installing five new custom film lines: two in our California facility; two in our Texas facility; and one in our Pennsylvania facility. We are also installing a new cast stretch film line in our North Carolina facility.

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

Raw Materials

We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. Most of our purchases of resin in fiscal 2005 were from ten major international resin suppliers. Our top three suppliers of resin during fiscal 2005 supplied us with 30%, 23% and 16%, respectively, of our worldwide resin requirements.

The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers. Since resin costs typically fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. The cost of resin, which varies by product line, averaged 73% of the cost of sales during fiscal 2005. Resin pricing increased during fiscal 2005 by 26.7% in North America and 89.5% in Europe. In North America and in Europe, we were able to pass through the current and prior year’s resin increases in fiscal 2005 which we were unable to do in Europe on a timely basis in fiscal 2004. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future.

We generally maintain resin inventory of about one month’s supply and have not experienced any difficulty in maintaining our supplies. However, in August and September of 2005, the petrochemical industry suffered facility damage, production disruptions and transportation shortages due to the impact of two Gulf Coast hurricanes. This event challenged the plastics industry in the United States to find alternative sources of raw materials or modify specifications to minimize the impact of resin shortfalls. We were generally able to meet the needs of our customers by requesting all customers to limit orders to absolute minimum quantities needed, by clearing all rail tracks of inventory, by providing customers with substitute products and by utilizing present inventory levels. Other raw materials, principally chemical and other concentrates, are available from many sources.

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

We believe that our research and development efforts, our high-efficiency equipment, which is automated and microprocessor-controlled, and the technical training given to our sales personnel enhance our ability to expand our sales in all of our product lines. An important component of our marketing philosophy is the ability of our sales personnel to provide technical assistance to customers. Our sales force regularly consults with customers with respect to performance of our products and the customer’s particular needs and then communicates with appropriate research and development staff regarding these matters. In conjunction with the research and development staff, sales personnel are often able to recommend a product or suggest a resin blend to produce the product with the characteristics and properties which best suit the customer’s requirements.

We market our polyvinyl chloride and our stretch film products in North America and in Europe primarily through large distributors. Because we have expanded and continue to expand our product lines, sales personnel are able to offer a broad line of products to our customers.

We market our polyethylene products in North America, principally through our own sales force under the supervision of national and regional managers. We generally sell either directly to customers who are end-users of our products or to distributors for resale to end-users.

In fiscal 2005, 2004 and 2003 approximately 62%, 65%, and 66%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users. We serve approximately 3,600 customers worldwide, none of which individually accounts for more than 3% of our net sales.

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

Research and Development

We have a research and development department with a worldwide staff of approximately 14 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2005 and 2004, we focused a significant portion of our research and development efforts on co-extruded high barrier products, one-sided cling films, premium stretch film products, UPVC and shrink PVC products, and bundle film products.

Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2005, 2004 and 2003, we spent approximately $1.4 million, $1.3 million and $1.4 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

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

Employees

At October 31, 2005, we had approximately 1,700 employees worldwide, including officers and administrative personnel. In North America, we have three collective bargaining agreements covering 267 employees. One agreement expired in March 2005 in our West Hill, Ontario, Canada facility, and a new three-year collective bargaining agreement was approved which expires in March 2008, another agreement expires in February 2007, and the other agreement expires in January 2010. Further, we have two trade unions in our Holland operation covering approximately 65 employees. Our Belgium operation has four trade unions covering substantially all employees. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations or liquidity.

Management

At January 30, 2006, our directors and executive officers are as follows:

Name	Age	Position
J. Brendan Barba	65	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	63	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	41	Executive Vice President, Sales and Marketing
David J. Cron	51	Executive Vice President, Manufacturing
Edgar Reich	63	Executive Vice President, International Operations
Paul C. Vegliante	40	Executive Vice President, Operations
Lawrence R. Noll	57	Vice President, Secretary, Controller and Director
James B. Rafferty	53	Vice President and Treasurer
Kenneth Avia	63	Director
Richard E. Davis	63	Director
Frank P. Gallagher	62	Director
Paul E. Gelbard	75	Director
Lee C. Stewart	57	Director

J. Brendan Barba is one of the founders of our company and has been our President, Chief Executive Officer and a director since our inception in January 1970. In 1985, Mr. Barba assumed the additional title of Chairman of the Board of Directors.

Paul M. Feeney has been an Executive Vice President, Finance, Chief Financial Officer and a director of our company since December 1988. From 1980 to 1988 Mr. Feeney was Vice President and Treasurer of Witco Corporation.

John J. Powers has been Executive Vice President, Sales and Marketing since March 1996. Prior thereto, he was Vice President-Custom Film Division since 1993 and held various sales positions with our company since 1989.

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

Lawrence R. Noll has been a Vice President and Controller since 1996, a director since February 2005 and our corporate Secretary since April 2005. Previously, he served as Vice President, Finance, since 1993 and was our company’s corporate Secretary from 1993 to 1998. He served also as a director from 1993 to 2004. He was employed as Controller to our company from 1980 to 1993.

James B. Rafferty has been Vice President and Treasurer of our company since November 1996. Prior thereto, he was Assistant Treasurer since July 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

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

Frank P. Gallagher has served as a director of our company since February 2005. Mr. Gallagher was employed by Coach USA (a transportation company) as Chairman of the Board from 1999 to 2003, Chief Executive Officer from 2000 to 2001, and Executive Vice President and Chief Operating Officer from 1998 to 1999. From 1985 to 1998 he was President of Community Coach (a transportation company). Mr. Gallagher is currently retired.

Paul E. Gelbard has served as a director of our company since 1991. Mr. Gelbard, has been Of Counsel to Warshaw Burstein Cohen Schlesinger & Kuh LLP, counsel to our company, since January 2000. He was Of Counsel to Bachner Tally & Polevoy LLP, prior outside counsel to our company, from January 1997 to December 1999 and was a partner of such firm from 1974 to 1996.

Lee C. Stewart has served as a director of our company since December 1996. Mr. Stewart has been a financial consultant since March 2001. He served as Executive Vice President and CFO of Foamex International, Inc. (a manufacturer of polyurethane products) from March 2001 to May 2001. Prior thereto, he was a Vice President of Union Carbide Corporation (a manufacturer of petrochemicals) from January 1996 to March 2001. He was previously an investment banker with Bear Stearns & Co. Inc. for more than nine years prior thereto. He is currently a member of the board of directors of International Transmission Company Holding Corp. (an electrical transmission company), Marsulex Inc. (a Toronto exchange company, providing outsourced environmental compliance services) and P.H. Glatfelter Company, (a global manufacturer of specialty papers and engineering products) and a member of the Advisory Board of Daniel Stewart & Company.

Third Point Agreement

On February 4, 2005, Borden Holdings LLC (formerly Borden Inc.), or Borden, sold substantially all of our common stock owned by it to a group of purchasers. This affiliated group of purchasers was led by Third Point LLC, (“Third Point”). In connection with this sale, we entered into an agreement with Third Point affiliated purchasers and J. Brendan Barba, our Chairman, President and Chief Executive Officer, concerning certain governance and other matters affecting us. Among other things, this agreement requires us and Mr. Barba to take all actions under our and Mr. Barba’s control to cause, depending on the percentage of our stock owned by Third Point and its affiliated purchasers, up to two persons designated by Third Point to be appointed and elected to our board of directors upon notice delivered to us and to Mr. Barba from Third Point exercising such right to designate. Third Point will have the right to designate one person to our board if they own less than 15% of our common stock but 7.5% or more, and two persons if they own 15% or more. As of October 31, 2005, the Third Point affiliated purchasers owned 23.3% of our common stock and are, therefore, entitled to designate two of our directors. Third Point has not notified us or Mr. Barba of its exercise of this designation right. In addition, this agreement provides the Third Point affiliated purchasers with certain registration rights in respect of our common stock.

ITEM 1A.        RISK FACTORS

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

Industry Risks

Our business is dependent on the price and availability of resin, our principal raw material, and our ability to pass on resin price increases to our customers.

The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in large part, on the market for these resins. As these resins used by us are derived from petroleum and natural gas, prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these products to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability.

Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs. If there is overcapacity in the production of any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations and our financial condition will be adversely affected as they were in our European operations in fiscal 2004.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying plastic packaging products is extremely competitive. We face intense competition from numerous competitors, several of which have extensive production facilities, well-developed sales and marketing staffs and greater financial resources than us. Competitive products are also available from a number of local manufacturers which specialize in the extrusion of a limited group of products, which they market nationally and a limited number of manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities domestically and internationally. This results in competition which is highly price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of product properties. We believe that there are few barriers to entry into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. Also, when new manufacturers enter the market for a plastic packaging product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. Companies can also develop products that have superior performance characteristics to our products. In addition, we compete with manufacturers of non-plastic packaging products, many of whom can offer consumers non-plastic packaging solutions. Many of these competitors have greater financial resources than we do and this competition could result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of our market share. This could materially adversely affect our operations and financial condition. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

We are subject to various environmental and health and safety laws and regulations which govern our operations and which may result in potential liability, and consumer preferences and ongoing health and safety studies on plastics and resins may adversely affect our business.

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

Compliance with these laws and regulations may require material expenditures by us. Actions by federal, state, local and foreign governments concerning environmental and health and safety matters could result in laws or regulations that could increase the cost of manufacturing our products. In addition, the nature of our current and former operations and the history of industrial uses at some of our manufacturing facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters. We may also be exposed to claims for violations of environmental laws and regulations by previous owners or operators of our property. In addition, the presence of, or failure to remediate, hazardous substances or waste may adversely affect our ability to sell or rent any property or to use it as collateral for a loan. We also may be liable for costs relating to the investigation, remediation or removal of hazardous waste and substances from a disposal or treatment facility to which we or our predecessors sent waste or materials.

Additionally, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect on our business, financial condition and results of operations. Also, continuing studies of potential health and safety effects of various resins and plastics, including polyvinyl chlorides and other materials that we use in our products, are being conducted by industry groups, government agencies and others. The results of these studies, along with the development of any other new information, may adversely affect our ability to market and sell certain of our products or may give rise to claims for damages from persons who believe they have been injured by such products, any of which could adversely affect our operations and financial condition.

The loss of a key supplier could lead to increased costs and lower profit margins.

Worldwide resin costs comprised 73% of our total consolidated cost of sales in fiscal 2005. We rely on three principal suppliers for our resin that provided us with approximately 30%, 23% and 16%, respectively, of our fiscal 2005 consolidated resin supply. The loss of any of these resin suppliers would force us to purchase resin in the open market, which may be at higher prices, until we could secure another source of resin and such higher prices may not allow us to remain competitive. In addition, the resin supply in our industry is limited, and a loss of one of our suppliers may not be replaceable through open market purchases or through a supply arrangement with another supplier. If we are unable to obtain resin in sufficient quantities, we may not be able to manufacture our products. Even if we were able to replace one of our resin suppliers through another supply arrangement, there can be no assurance that the terms that we enter into with such alternate resin supplier will be as favorable as the resin supply arrangements that we currently have.

Company Risks

We experience fluctuations in operating income, which may cause our stock price to fluctuate.

Our operating income from continuing operations has been subject to significant quarterly and annual fluctuations. These fluctuations can be caused by:

•       global economic conditions;

•       competition;

•       variability in raw material prices;

•       acquisitions;

•       asset sales;

•       business restructuring initiatives;

•       seasonality; and

•       foreign currency fluctuations.

These fluctuations make it more difficult for investors to compare our operating results to corresponding prior year periods. These fluctuations may also cause our stock price to fluctuate. You should not rely on our results of operations for any particular quarter or year as indicative of our results for a full year or any other period.

We have limited contractual relationships with our customers and, as a result, our customers may unilaterally reduce the purchase of our products.

We generally do not enter into long-term contractual relationships with our customers for the supply of our products. As a result, our customers may unilaterally reduce the purchase of our products or, in certain cases, terminate existing orders for which we may have incurred significant production costs. Any loss of several customers could in the aggregate materially adversely affect our operations and financial condition.

Our business may be adversely affected by risks associated with foreign operations.

Approximately 14% of our fiscal 2005 net sales from continuing operations are generated from operations conducted outside North America. Conducting an international business inherently involves a number of difficulties and risks, including the following:

•       currency fluctuations;

•       restrictions on our ability to cause our subsidiaries to transfer cash to us;

•       requirements relating to withholding taxes on transfers from our subsidiaries to us;

•       inflation;

•       compliance with existing and changing regulatory requirements;

•       export restrictions, tariffs and other trade barriers;

•       difficulties in staffing and managing international operations and redundancy costs which limit our ability to reduce staff;

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

Our international operations subject us to currency translation risk and currency transaction risk which could cause our results to fluctuate significantly from period to period and hinder us from making our debt service payments.

The financial conditions and results of operations of each foreign subsidiary are reported in the relevant local currency and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies, especially the euro, and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Furthermore, we incur currency transaction risk whenever one of our subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Given the volatility of exchange rates, we may not be able to effectively manage our currency transactions and/or translation risks. Volatility in currency exchange rates may cause our profits to decrease or result in a loss.

In addition, in recent years, as a result of the strength of the euro compared to the U.S. dollar, our operating results in U.S. dollars were positively affected upon translation. The positive impact of the strengthening euro may not continue in the future and may even reverse if the euro declines in value compared to the U.S. dollar.

We may, from time to time, experience problems in our labor relations.

In North America, unions represent 267 employees, or 18% of our North American workforce at October 31, 2005, under three collective bargaining agreements. One agreement expired in March 2005 in our West Hill, Ontario, Canada facility, and a new three-year collective bargaining agreement was approved expiring in March 2008, one agreement expires in February 2007, and the other agreement expires in January 2010. Although we believe that our present labor relations with our North American employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Further, we have numerous collective bargaining agreements at our international facilities, covering substantially all of the hourly employees at these facilities. Changes in these agreements, over which we have no control, could adversely affect our operations and financial condition.

We cannot assure you that our relations with the unionized portion of our workforce will remain positive or that it will not initiate a strike, work stoppage or slowdown in the future. In the event of such an action, our business, prospects, results of operations and financial condition could be adversely affected and we cannot assure you that we would be able to adequately meet the needs of our customers using our remaining workforce. In addition, we cannot assure you that we would not have similar actions with our non-unionized workforce or that our non-unionized workforce will not become unionized in the future.

Loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers for delivery of our products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, decreases in ship building or increases in fuel prices, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. In addition, rising fuel prices have resulted in increasing transportation costs and have adversely affected our operations and financial condition.

Anti-takeover and change of control provisions may adversely affect our stockholders.

Our directors are elected for three-year terms, so approximately one-third of the board is elected each year. We are subject to a Delaware statute regulating business combinations. These factors could discourage, hinder or preclude an unsolicited acquisition of our company and could make it less likely that stockholders receive a premium for their shares as a result of any such attempt. In addition, our Board of Directors may issue, without stockholder approval, shares of preferred stock. The preferred stock could have voting, liquidation, dividend or other rights superior to those of the common stock. Therefore, if we issue preferred stock, a person’s rights as a common stockholder may be adversely affected.

A provision of our 7.875% Senior Notes requires us, upon a change of control, to offer to purchase the outstanding Senior Notes. If a change of control were to occur and we could not obtain a waiver or if we do not have the funds to make the purchase, we would be in default under the Senior Notes, which could depress our stock price.

A possible violation of European competition law could adversely affect us.

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

We are dependent on the management experience of our key personnel.

We are dependent on the management experience and continued services of our executive officers, including J. Brendan Barba, our President and Chief Executive Officer, and Paul M. Feeney, our Chief Financial Officer. On May 9, 2005, we entered into employment agreements with Mr. Barba and Mr. Feeney, as well as each of the following executives of the Company: John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements are effective as of November 1, 2004 and have an initial term of three years and may be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that he or it does not wish to extend the agreement beyond the term. Other terms of the agreements include terms dealing with termination and the rights of the executive to payments following termination under certain circumstances and upon a change of control, confidentiality, non-competition, non-solicitation and related agreements, as well as other customary provisions.

In addition, our continued growth depends on our ability to attract and retain experienced key employees. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse effect on our results of operations and financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our Chief Executive Officer owns a substantial amount of our common stock and has significant influence over our business.

At October 31, 2005, J. Brendan Barba, our President and Chief Executive Officer, beneficially owns 1,261,679 shares and presently has the right to acquire an additional 40,000 shares of our common stock. His ownership and voting control over approximately 15% of our common stock gives him substantial influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Mr. Barba is also our Chairman of the Board.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our reputation, financial condition and the value of the notes may be adversely affected.

Beginning with the year ended October 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires us to include an internal control report of management with our annual report on Form 10-K, which is to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. That report also is required to include a statement that our independent registered public accounting firm has issued a report on management’s assessment and effectiveness of our internal control over financial reporting. In order to achieve compliance with Section 404 within the prescribed period, management has engaged outside consultants and adopted a work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. The reports for fiscal 2005 are included in this annual report and include a material weakness related to the Company’s failure to maintain effective policies and procedures relating to accounting for income taxes, including the determination and reporting of deferred income tax assets and liabilities. Specifically, our policies and procedures did not provide for review of detailed analyses and supporting documentation by our Vice President and Treasurer and our Vice President and Controller.

For subsequent fiscal years, we may not be able to complete the work necessary for our management to issue its management report in a timely manner, or any work that will be required for our management to be able to report that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm may not be able to issue a report on management’s assessment and effectiveness of our internal control over financial reporting. Our failure to comply with Section 404, including issuing the management report and obtaining the report of our independent registered public accounting firm and the identification of material weaknesses in internal control over financial reporting, may materially adversely affect our reputation, our financial condition, and our stock price.

Financial Risks

We have a high level of debt relative to our equity, which reduces cash available for our business, which may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns.

We have a substantial amount of debt in relation to our shareholders’ equity. As of October 31, 2005, we had:

•       $192.6 million of total debt outstanding (not including capital lease obligations of $3.7 million); and

•       $6.2 million of total shareholders’ equity.

Our substantial debt could have important consequences to you. For example, it could:

•       increase our vulnerability to general adverse economic and industry conditions;

•       require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby limiting our ability to fund working capital, capital expenditures and other general corporate purposes;

•       limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•       place us at a competitive disadvantage compared to our competitors that may have less debt; and

•       limit, among other things, our ability to borrow additional funds.

We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of the Senior Notes do not prohibit us or our subsidiaries from issuing and incurring additional debt upon satisfaction of certain conditions. In addition, as of October 31, 2005, we would have been permitted to borrow up to an additional $120.3 million under our credit facility and an additional $9.2 in foreign credit facilities. If new debt is added to our current debt levels, the related risks described above that we and our subsidiaries face could intensify.

To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our financial and operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales.

We are subject to a number of restrictive debt covenants which may restrict our business and financing activities.

Our credit facility, the indenture relating to the Senior Notes and the agreements relating to the indebtedness of our subsidiaries contain restrictive debt covenants that, among other things, restrict our ability to:

•       borrow money;

•       pay dividends and make distributions;

•       issue stock of subsidiaries;

•       make certain investments;

•       repurchase stock;

•       use assets as security in other transactions;

•       create liens;

•       enter into affiliate transactions;

•       merge or consolidate; and

•       transfer and sell assets.

In addition, our credit facility and the agreements relating to the indebtedness of our subsidiaries also requires us to meet certain financial tests. These restrictive covenants may limit our ability to expand or to pursue our business strategies. Furthermore, any indebtedness that we incur in the future may contain similar or more restrictive covenants.

Our ability to comply with the restrictions contained in our credit facility and the agreements relating to the indebtedness of our subsidiaries may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility and the agreements relating to the indebtedness of our subsidiaries, or any other subsequent financing agreement, which could, in turn, cause any of our debt to become immediately due and payable to which a cross-acceleration or cross-default provision applies. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

We own all of our manufacturing facilities.

We have entered into a contract to sell the land and building at our Turate, Italy, manufacturing site because of the liquidation of our FIAP operations, which sale was completed in January 2006. The land and building are included in assets held for sale in our consolidated balance sheets at October 31, 2005 and 2004. We also own approximately 10 acres of land and building facilities in Sydney, Australia, currently occupied by the purchaser of the business we had conducted at that facility. The property is subject to a lease expiring in November 2006, which the lease grants the lessee an option to vacate or continue to lease the property. Whether or not the buyer vacates the property, we intend to sell this property at that time.

We have closed our operations in Alicante, Spain. A final agreement with the owner of the land and building had been reached during fiscal 2005 to terminate the operating lease of the land and building in November 2006.

The following chart sets forth the manufacturing facilities operated by the Company:

Location(1)	Approximate Square Footage
North America
Griffin, Georgia	330,000
Wright Township, Pennsylvania	328,000
Matthews, North Carolina	275,000
Gainesville, Texas(4)	220,000
Alsip, Illinois	182,000
West Hill, Ontario, Canada	138,000
Chino, California	115,000
Waxahachie, Texas	110,000
Edmonton, Alberta, Canada(3)	19,000
Europe
Apeldoorn, Netherlands	216,000
Ghlin, Belgium(2)	84,000

(1)          Where we maintain multiple facilities at any particular location, the square footage has been aggregated. All facilities are owned by us.

(2)          We expect to sell all of our operations in Belgium in fiscal 2006, which are included in assets of discontinued operations on the consolidated balance sheet as of October 31, 2005.

(3)          Manufacturing ceased in the Edmonton plant in July 2005. We are in the process of selling the land and building, which is classified in assets held for sale in the consolidated balance sheets as of October 31, 2005.

(4)          Manufacturing activities at this location were discontinued in May 2005 while warehousing activities continue.

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs. However, we are in the process of increasing capacity and automating certain manufacturing operations and relocating and consolidating other selected manufacturing operations.

In the aggregate, we currently use approximately 2.0 million square feet of manufacturing, office and warehouse space. Usually we assign sales offices to each of our plants. As of October 31, 2005, our manufacturing facilities had a combined average annual production capacity exceeding 750 million pounds.

ITEM 3.                LEGAL PROCEEDINGS

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

In fiscal 2001, the European Commission served the Company’s Netherlands subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company has cooperated with the European Commission in its investigation. The Company’s last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter, and the Company is not in a position to predict the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company’s Netherlands subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

In February 2004, our New Zealand subsidiary, was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. We have referred these complaints to the insurance carriers that we believe are responsible to defend and indemnify our New Zealand subsidiary for the alleged liability. Two of the insurance carriers have agreed to defend the actions subject to reservations of rights. We also believe we may be entitled to indemnification under various agreements. Based on developments to date, we believe that the outcome of these actions will not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on The Nasdaq National Market under the symbol “AEPI.” The high and low closing prices for our Common Stock, as reported by The Nasdaq Stock Market, Inc., for the two fiscal years ended October 31, 2004 and 2005, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2004
First quarter (November-January)	$11.10	$7.05
Second quarter (February-April)	12.47	10.54
Third quarter (May-July)	11.76	10.24
Fourth quarter (August-October)	11.30	9.93
2005
First quarter (November-January)	$19.93	$10.79
Second quarter (February-April)	21.00	17.85
Third quarter (May-July)	19.75	14.92
Fourth quarter (August-October)	23.59	19.17

On January 25, 2006, the closing price for a share of our Common Stock, as reported by Nasdaq, was $27.00.

On January 25, 2006, our Common Stock was held by approximately 1,600 stockholders of record or through nominee or street name accounts with brokers.

No dividends have been paid to stockholders since December 1995. The payments of future dividends are restricted and subject to a number of covenants under our Loan and Security Agreement and under the Indenture pursuant to which our 7.875% Senior Notes were issued.

ITEM 6.                SELECTED FINANCIAL DATA

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited and AEP Industries (NZ) Limited,  and AEP Belgium. As a result, prior year amounts related to these operations have been reclassified to discontinued operations and are included as such in the amounts below.

	Years Ended October 31,
	2005	2004(3)	2003	2002	2001(2)
		(restated)
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$732,724	$608,228	$558,496	$491,852	$505,286
Gross profit	133,933	116,886	102,199	101,844	104,223
Operating income from continuing operations(1)	44,946	36,057	8,251	20,426	27,769
Interest expense	(28,523)	(23,594)	(24,413)	(24,478)	(27,355)
Other income (expense), net	1,264	(422)	(2,233)	(1,406)	646
Income (loss) from continuing operations before provision for income taxes	17,687	12,041	(18,395)	(5,458)	(5,455)
Provision for income taxes	15,269	7,074	11,736	1,037	(1,574)
Income (loss) from continuing operations	2,418	4,967	(30,131)	(6,495)	(3,881)
(Loss) income from discontinued operations	(53,040)	(23,500)	4,613	4,726	(483)
Net loss	$(50,622)	$(18,533)	$(25,518)	$(1,769)	$(4,364)
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$0.28	$0.60	$(3.74)	$(0.83)	$(0.50)
(Loss) income from discontinued operations	$(6.24)	$(2.82)	$0.57	$0.60	$(0.06)
Net loss per common share	$(5.95)	$(2.23)	$(3.16)	$(0.23)	$(0.57)
Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$0.28	$0.59	$(3.74)	$(0.83)	$(0.50)
(Loss) income from discontinued operations	$(6.15)	$(2.81)	$0.57	$0.60	$(0.06)
Net loss per common share	$(5.87)	$(2.22)	$(3.16)	$(0.23)	$(0.57)

	2005	2004	2003	2002	2001
		(restated)
Consolidated Balance Sheet Data (at period end):
Total assets	$311,323	$451,950	$457,718	$469,048	$435,833
Total debt (including current portion, not including capital lease obligations)	192,576	236,136	227,530	243,514	243,157
Shareholders’ equity	6,195	47,359	50,330	61,644	59,897

(1)          Operating income from continuing operations for the years ended October 31, 2004 and 2003 includes FIAP shutdown costs (reversals) of ($2.0) million and $13.3 million, respectively.

(2)          On November 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles”. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but tested annually for impairment or whenever there is an impairment indicator.

The following table sets forth the net income (loss) and income (loss) per common share computations for the year ended October 31, 2001, as if SFAS No. 142 were adopted as of November 1, 2000:

	For the Year Ended October 31, 2001
	As Reported	Add Back: Goodwill Amortization, Net of Tax	As Adjusted
	(In thousands, except share and per share data)
		(unaudited)
Basic and Diluted Earnings (Loss) per Common Share:
Numerator
(Loss) income from continuing operations	$(3,881)	$840	$(3,041)
(Loss) income from discontinued operations	(483)	33	(450)
Net (loss) income	$(4,364)	$873	$(3,491)
Denominator
Weighted average common shares outstanding—basic and diluted	7,717,028	—	7,717,028
Basic and diluted earnings (loss) from continuing operations per common share	$(0.50)	$0.11	$(0.39)
Basic and diluted earnings (loss) from discontinued operations per common share	$(0.06)	$0.00	$(0.06)
Basic and diluted earnings (loss) per common share	$(0.57)	$0.11	$(0.45)

(3)          The Company restated its consolidated financial statements for the fiscal year ended October 31, 2004 to correct an error relating to income taxes. See Note 2 in the accompanying consolidated financial statements.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

As discussed in Note 2 in the accompanying consolidated financial statements, we have restated our consolidated financial statements as of and for the fiscal year ended October 31, 2004 and other related financial data presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations to correct an error relating to income taxes.

Recent Developments

In order to concentrate on our core business in North America, to reduce costs and to improve the quality of our earnings, we divested certain of our businesses during fiscal 2005. We disposed of our French operation in February 2005, we sold our Termofilm subsidiary in Italy in March 2005, and we sold our Pacific operations in May 2005. We are currently in the process of selling our Belgium and Bordex operations. We have restated our consolidated financial statements and other related financial data presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect these operations as discontinued operations.

On February 10, 2005, we completed the disposition of AEP Industries Packaging France, a component of the Company’s European region that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. We recorded an impairment loss on the assets of the French company totaling $3.9 million, including approximately $2.0 million of accumulated translation losses, which is included in pre-tax loss from discontinued operations on the fiscal 2005 consolidated statement of operations.

On March 25, 2005, we sold our equity interest in Termofilm SpA, an Italian subsidiary and component of the Company’s European region that manufactured polyolefin shrink films, for approximately $1.8 million. We received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. We recorded an impairment loss on the assets of Termofilm totaling $0.6 million, including a full allowance on the note and approximately $0.2 million of accumulated translation losses and is included in pre-tax loss from discontinued operations on the fiscal 2005 consolidated statement of operations.

On May 2, 2005, we completed the sale of certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited, (collectively, the “Pacific operations”), to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to us against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 (which receivables would be retained by us, with collections of such receivables being required to be used to repay the cash advance). We also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at May 2, 2005. The bank borrowings were paid by us on May 2, 2005, with the cash proceeds received from the sale. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted back to the buyers of the Pacific operations in repayment of the $22.9 million cash advance. At October 31, 2005, approximately $0.1 million remains to be collected of the trade receivables and remitted back to the buyers of the Pacific operations, which we expect to have completed by April 30, 2006. The final balance sheet audits resulted in an additional $586,000 of proceeds, which were received in August of 2005 and are included as part of the impairment loss calculation related to the Pacific operations.

The sale of the Pacific operations also excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The book value of the property at October 31, 2005, is approximately $7.3 million and is included in property, plant and equipment on the consolidated balance sheets. The Australian buyer will occupy this property rent free for a period which will not exceed 1 1/2 years after which the buyer will either lease or vacate the property. Whether or not the buyer vacates the property, we intend to sell this property at that time.

We recorded impairment losses of $29.0 million related to the Pacific operations including $1.1 million for the value of the free rent (discussed above) and approximately $2.6 million of New Zealand’s accumulated foreign currency translation losses during the second quarter ended April 30, 2005, which are included in the pre-tax loss from discontinued operations. We paid approximately $1.3 million related to stay bonuses, commissions and severance to certain employees of the Pacific companies which were recorded through discontinued operations in the third quarter of fiscal 2005. We have not recorded a tax benefit for the impairment loss of the Pacific operations as management believes it is more likely than not that our tax benefits will not be realized.

On March 18, 2005, we completed our tender offer and consent solicitation related to $166.9 million of our $200 million 9.875% Senior Subordinated Notes due November 15, 2007 (“2007 Notes”). Under the tender offer (the “Offer”), we accepted all validly tendered 2007 Notes for payment under the Offer, and, accordingly, paid approximately $170.5 million to the 2007 Note holders, including $3.6 million of a cash premium. Additionally, $5.6 million of accrued interest was paid to the Note holders.

On May 17, 2005, we completed our call redemption on the remaining $33.1 million aggregate principal amount of 2007 Notes. We paid approximately $33.7 million to purchase $33.1 million of the 2007 Notes from Note holders. Additionally, $1.7 million of accrued interest was paid to the Note holders.

On March 18, 2005, we completed the sale of $175.0 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering. The 2013 Notes mature on March 15, 2013, and contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. Interest is paid semi-annually on every March 15th and September 15th.

On September 29, 2005, we completed the exchange of $175.0 million aggregate principal amount of registered 7.875% Notes for a like amount of the unregistered 2013 Notes.

Negotiations for the sale of our Belgium and Bordex operations are now in progress. The proceeds from the sales are expected to be approximately $1.0 million. Consequently, we recorded impairment losses of $13.1 million and $1.7 million for Belgium and Bordex, respectively, in our fiscal 2005 pre-tax loss from discontinued operations.

Overview

Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. At October 31, 2005, we have manufacturing operations located in the United States, Canada and Holland. We manufacture plastic films, principally from resins blended with other raw materials. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

During fiscal 2005, resin costs, which varies by the product line, averaged 73% of the cost of goods sold. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit.

Average resin pricing increased 26.7% during fiscal 2005 in North America and 89.5% in Europe. In North America and in Europe, we were able to pass through the current and prior year’s resin price increases in fiscal 2005. There can be no assurance, however, that we will be able to pass on resin price increases on a penny-for-penny basis in the future if prices were to increase. We anticipate that resin prices during fiscal 2006 will decrease as fuel prices decline and as production from petrochemical companies normalize after recovering from the effects of the Gulf Coast hurricanes.

Results of Continuing Operations:

Year Ended October 31, 2005, as Compared to Year Ended October 31, 2004

Net Sales and Gross Profit

Net sales for the year ended October 31, 2005, increased by $124.5 million, or 20.5%, to $732.7 million from $608.2 million for the year ended October 31, 2004. The increase in consolidated net sales included $7.4 million of positive impact of foreign exchange, $93.1 million from increased per unit selling prices and $24.0 million from higher sales volume. Net sales in North America increased $106.5 million to $633.3 million for the year ended October 31, 2005, from $526.8 million in the same period in the prior fiscal year. The increase was primarily due to a 15.6% increase in per unit average selling prices positively impacting sales by $82.1 million, along with an increase of 3.4% in sales volume which positively impacted sales by $20.5 million. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which we were able to pass through to our customers in the current period. Fiscal 2005 also included $3.9 million of positive impact of foreign exchange relating to our Canadian operations. Net sales in Europe increased $18.0 million to $99.4 million for the year ended October 31, 2005 from $81.4 million for the year ended October 31, 2004. This increase for the period included the positive impact of foreign exchange of $3.5 million combined with a 13.6% increase in per unit selling prices and a 4% increase in sales volume. In spite of continuing general economic pressures of the region and the competitive marketplace, European operations experienced an increase in customer demand, particularly in its printed and laminate business, and we were able to pass through to its customers current resin price increases which increased the per unit selling prices. Included in the fiscal 2004 sales of our European operations was $2.0 million of sales in our FIAP location which did not exist in fiscal 2005 due to its liquidation.

Gross profit for the year ended October 31, 2005, was $133.9 million compared to $116.9 million for the year ended October 31, 2004. This increase of $17.0 million in gross profit was a result of the positive impact of foreign exchange of $1.1 million, improved margins and increased sales volume globally, which improved worldwide gross profit by $16.7 million, offset by approximately $0.8 million of costs related to the shut down of our Edmonton (Canada) plant. Gross profit in North America increased $13.6 million, or 12.4%, to $123.9 million for the year ended October 31, 2005. The increase in gross profit in North America was primarily due to the Company’s continuing ability to pass through increased resin costs to its customers on a timely basis, improved product mix and improved operating efficiencies resulting from the Company’s decision to consolidate its Gainseville, Texas manufacturing operation into other existing facilities. Higher selling prices increased gross profit in North America by $10.0 million, combined with a 3.4% increase in sales volume, which increased gross profit by $3.7 million. The North American results also include $0.7 million of positive impact of foreign exchange related to the Canadian operations offset by $0.8 million of costs related to the shut down of our Edmonton (Canada) plant. Gross profit in Europe increased $3.4 million, or 50.8% to $10.0 million for the year ended October 31, 2005, from $6.6 million for the year ended October 31, 2004. This increase includes the positive effect of foreign exchange of $0.3 million for the year ended October 31, 2005 and 13.6% increase in per unit selling prices resulting in our ability to pass through to customers current period resin price increases, improved product mix and our continued focus on cost control.

Operating expenses

Operating expenses for the year ended October 31, 2005, were $89.2 million, an increase of $8.4 million, or 10.4%, from $80.8 million for the year ended October 31, 2004. Included in the $8.4 million increase is $0.8 million of negative impact of foreign exchange. Delivery expenses for fiscal 2005 were $33.1 million versus $31.8 million in the prior year. After giving effect to the negative foreign exchange impact of $0.3 million, delivery expenses increased by $1.0 million from the prior year due to suppliers passing along fuel cost increases combined with a 3% increase in worldwide sales volume during fiscal 2005. Selling expenses increased by $0.7 million to $31.3 million from $30.6 million in the same period in the prior fiscal year. After giving effect to the negative impact of foreign exchange of $0.3 million, selling expenses increased $0.4 million, primarily due to greater commissions paid to outside sales personnel resulting from greater sales dollars in fiscal 2005 versus 2004. General and administrative expenses for the year ended October 31, 2005, increased by $5.9 million or 31.4%, including $0.3 million of negative impact of foreign exchange, to $24.8 million from $18.9 million in the same period in the prior fiscal year. This increase during fiscal 2005 was primarily due to higher audit and consulting fees related to compliance with the Sarbanes-Oxley Act of 2002, increased legal fees and greater incentive compensation payments made to key management. Also included in the fiscal 2005 general and administrative expenses are $1.3 million of expenses in our FIAP location resulting from the final wind down of its liquidation process representing an increase of $2.6 million from the same period in the prior year which included a reversal of $1.5 million of accounts receivable reserves related to the shutdown of our FIAP location.

Other Operating Income (Expense)

Other operating income (expense) for the year ended October 31, 2005, amounted to $227,000 in income versus $24,000 in expense for the same period in the prior year resulting from net gains and losses, respectively, from sales of machinery and equipment during the periods.

Interest Expense, Net

Interest expense, net for the year ended October 31, 2005 of $28.5 million increased $4.9 million from $23.6 million in the same period in the prior fiscal year. Included in interest expense for the year ended October 31, 2005, are the write-off of unamortized fees and bond discount of $3.0 million related to the Company’s 9.875% Senior Subordinated Notes (the “2007 Notes”), the early tender fee paid to the 2007 Note holders of $4.2 million, and the payment of $0.2 million of fees related to the redemption of the 2007 Notes. The refinancing of the 2007 Notes resulted in a reduction of interest expense for the fiscal year ended October 31, 2005, of $3.2 million as compared to the prior fiscal year, primarily due to the reduction in interest rate from 9.875% to 7.875% on $175 million of the 2013 Notes. This was offset by a $0.4 million increase in interest expense related to the credit facility resulting from lower average borrowings offset by higher interest rates and greater borrowings under the higher prime rate borrowing option. Interest expense for the foreign entities also increased $0.2 million for the fiscal year ended October 31, 2005, as compared to prior year due to higher average debt outstanding and two new capitalized leases in Holland.

Other Income (Expense)

Other income (expense) for the year ended October 31, 2005, amounted to $1.3 million in income versus $0.4 million in expense in the comparable prior year period. During the current period, we recognized $0.6 million of foreign currency transaction gains versus losses of $1.0 million during the same period in the prior fiscal year due to a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and unrealized losses on foreign currency denominated payables and receivables. Interest income for fiscal 2005 amounted to $158,000, up from $51,000 in the prior year period resulting from greater cash on hand during fiscal 2005 earning interest. The prior period also included $486,000 of interest income received from the Internal Revenue Service calculated on our prior period’s refund claims.

Provision (Benefit) for Income Taxes

The provision for income taxes from continuing operations for the year ended October 31, 2005, was $15.3 million on income from continuing operations before the provision for income taxes of $17.7 million. The provision is primarily attributable to the following items: (i) the increased fiscal 2005 taxable income from our operations located in North America; (ii) an income tax expense of $3.9 million less foreign tax credits of $0.5 million related to cash repatriated during the year ended October 31, 2005, in accordance with the American Jobs Creation Act; and (iii) a $5.8 million increase in valuation allowance relating to certain deferred tax assets for foreign tax credit carryforwards and foreign net operating loss carryforwards. The benefits of these carryforwards are dependent on the United States and foreign operations generating sufficient foreign-source taxable income. The Company has concluded that it is more likely than not that the carryforwards will not be fully realized because of the large reduction in future projected foreign source income as a result of discontinued foreign operations.

The provision for income taxes for the year ended October 31, 2004 was $7.1 million on income from continuing operations before the provision for income taxes of $12.0 million. The fiscal 2004 provision for income taxes includes a $0.8 million increase in the valuation allowance relating to certain foreign deferred tax assets for net operating loss carryforwards, in which the Company determined that it is more likely than not that the carryforwards will not be fully utilized.

Results of Discontinued Operations:

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries; AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited and AEP Industries (NZ) Limited, and AEP Belgium. As a result, prior year amounts related to these operations have been reclassified to discontinued operations and are included as such in the discussions below.

A consolidated summary of the operating results of discontinued operations for the year ended October 31, 2005 and 2004, is as follows:

	For the Year Ending October 31,
	2005	2004
	(in thousands)
Net sales	$124,133	$217,317
Gross profit	12,605	27,607
Pre-tax loss from operations	(53,904)	(15,215)
Income tax provision	770	8,285
Gain from disposition	1,634	—
Loss from discontinued operations	$(53,040)	$(23,500

Net sales of the discontinued operations for the year ended October 31, 2005 decreased $93.2 million to $124.1 million from $217.3 million for the year ended October 31, 2004. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm during fiscal 2005 and therefore only accounted for a partial year of sales during fiscal 2005 versus a full twelve months in fiscal 2004. Net sales of Bordex and Belgium during fiscal 2005 increased $4.3 million, including $1.4 million of positive impact of foreign exchange and $5.0 million due to higher selling prices, partially offset by $2.1 million in decreased volume resulting from a change in product mix and competitive market conditions.

Gross profit of the discontinued operations for the year ended October 31, 2005 decreased $15.0 million to $12.6 million from $27.6 million for the year ended October 31, 2004. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm during fiscal 2005 and therefore only accounted for a partial year of gross profit during fiscal 2005 versus a full twelve months in fiscal 2004. The gross profit of the remaining discontinued operations, Bordex and Belgium, increased $0.5 million for the year ending October 31, 2005 and is primarily due to change in product mix to higher-margined products partially offset by lower volume due to the competitive market situation.

Loss before provision for taxes of the discontinued operations was $53.9 million in fiscal 2005 as compared to a loss of $15.2 million for the same period in the prior year. Included in the loss during fiscal 2005 are impairment charges totaling $48.4 million taken against the assets of the various discontinued operations as follows: $4.0 million related to the French operation, $0.6 million related to the Termofilm operation, $29.0 million related to the assets of the Pacific operations; $13.1 million related to the assets of Belgium; and $1.7 million related to the assets of Bordex. Included in the impairment charges are approximately $4.8 million of accumulated translation losses written-off resulting from the disposition of New Zealand, France and Termofilm and approximately $5.3 million of accumulated translation losses included in our reserve for impairment losses for Belgium and Bordex. However, the accumulated foreign currency translation gains of Australia of approximately $2.4 million have not been reclassed into income in accordance with SFAS No. 52, Foreign Currency Translation, as the sale of the assets and liabilities of Australia did not constitute a substantial liquidation of the investment in Australia due to the Company’s retention of the land and building located in Sydney, Australia.

Loss before provision for taxes of the discontinued operations for the year ended October 31, 2004 of $15.2 million includes the impairment charges and write-off of accumulated translation adjustments of $9.9 million related to our Spanish operations as a result of its liquidation.

Gain from disposition of the discontinued operations for the year ended October 31, 2005 was $1.6 million resulting primarily from settlements with certain suppliers in our Spanish operation on amounts paid on trade payable balances that were less than the balances outstanding at the point of liquidation.

Year Ended October 31, 2004, as Compared to Year Ended October 31, 2003

Net Sales and Gross Profit

Net sales for the year ended October 31, 2004, increased by $49.7 million, or 8.9%, to $608.2 million from $558.5 million for the year ended October 31, 2003. The increase in net sales included $12.6 million of positive impact of foreign exchange, in addition to $24.0 million from higher per unit selling prices and $13.1 million from increased sales volume. Net sales in North America increased $64.7 million, which included $3.9 million of positive impact of foreign exchange relating to our Canadian operations, to $526.8 million in fiscal 2004 from $462.1 million the prior fiscal year. The increase was primarily due to a 7.8% increase in per unit selling prices along with an increase of 5.0% in sales volume. The increase in per unit selling prices is attributable to higher raw material costs, primarily resin, which because of the competitive market place were not entirely passed through to customers during fiscal 2003; but we were able to pass through such increased costs during fiscal 2004 along with current year increases. Net sales in Europe decreased $15.0 million to $81.4 million for the year ended October 31, 2004, from $96.4 million for the year ended October 31, 2003. This decrease was a result of the continuing general economic pressures of the region which was affected by continuing strength of the Euro and its ongoing negative impact on the operations export business and the overall competitive marketplace. These conditions reduced per unit selling prices and sales volume by 14.3% and 12.1%, respectively. This resulted in a reduction in net sales of $23.7 million, which was offset, in part, by the positive impact of foreign exchange of $8.7 million for the fiscal year ended October 31, 2004.

Gross profit for the year ended October 31, 2004, was $116.9 million as compared to $102.2 million for the prior fiscal year. This increase of $14.7 million in gross profit was the result of improved selling prices, and increased volumes and includes the positive impact of foreign exchange of $1.6 million. Gross profit in North America increased $15.1 million, or 15.9%, to $110.2 million for the year ended October 31, 2004, which includes positive impact of foreign exchange of approximately $0.9 million. The North American increase was primarily due to our ability to increase customer per unit selling prices by 7.8% during the 2004 fiscal year, enabling us to recover current and the prior periods’ higher raw material costs, primarily resin, which we were not able to pass through in fiscal 2003. The increase in per unit selling prices in North America contributed $9.5 million to gross profit. Sales volume in North America also increased 5.0% versus the same period in the prior fiscal year, contributing $4.7 million to gross profit. Gross profit in Europe decreased $0.4 million, or 6.4%, to $6.7 million for the year ended October 31, 2004, from $7.1 million for the year ended October 31, 2003. The decrease in Europe was primarily due to the continuing general economic pressures of the region, which decreased sales volume by 12.1% and reduced gross profit in Europe by $0.9 million, and lowered per unit selling prices by 14.3%, which reduced gross profit by $0.5 million. The reduction in volume, which was specifically effected by the strengthening of the Euro, had an adverse effect on per unit manufacturing cost for the year. This decrease was offset by $0.7 million of positive impact of foreign exchange. In fiscal 2003, there was a $0.3 million restructuring charge related to the shutdown of our U.K. operations.

Operating expenses

Operating expenses for the year ended October 31, 2004, were $80.8 million, a decrease of $16.6 million, or 17.0%, from $97.4 million for the year ended October 31, 2003. This reduction in operating expenses resulted from the close-down of our FIAP and United Kingdom operations during fiscal 2003, which reduced operating expenses by $9.7 million and shut-down costs of $11.2 million related to these operations. These decreases were offset by $1.2 million of negative impact of foreign exchange and other net increases of $3.1 million. Delivery expenses for fiscal 2004 were $31.8 million versus $29.7 million in the prior year. After giving effect to the negative foreign exchange impact of $0.4 million and the reduction in delivery expense from the closedown of our FIAP and United Kingdom operations of $0.8 million, delivery expenses increased by $2.5 million from the prior year as a result of the 5.8% increase in sales volume in United States and higher worldwide fuel costs. Selling expenses decreased by $3.0 million to $30.6 million for fiscal 2004 from $33.6 million in fiscal 2003. This decrease is primarily attributed to $2.6 million resulting from the closedown of our FIAP and United Kingdom operations and net reductions in selling expenses of $0.8 million, which resulted from lower salaries and related payroll costs due to reduced internal sales head count and lower commissions paid due to reduction in sales volume in our foreign operations. These reductions were offset by the negative impact of foreign exchange of $0.4 million. General and administrative expenses for the year ended October 31, 2004, decreased by $4.5 million to $18.9 million from $23.4 million for the year ended October 31, 2003. This decrease was primarily due to the decrease of $6.2 million in general and administrative expenses resulting from the closedown of our FIAP and United Kingdom operations offset by negative foreign exchange impact of $0.3 million and an increase in third party consulting and advisory fees.

Other Operating Income (Expense)

Other operating income (expense) for the year ended October 31, 2004, amounted to a $24,000 loss, which resulted from net losses from sales of machinery and equipment. Other operating income (expense) for the year ended October 31, 2003, amounted to a $3.4 million in income for the period, which included the gain on sale of our United Kingdom land of $3.7 million offset by $0.3 million in net losses on sales of machinery and equipment during the year.

Interest Expense

Interest expense for the year ended October 31, 2004, was $23.6 million versus $24.4 million for fiscal 2003. The fiscal 2004 interest expense includes $0.1 million of negative impact of foreign exchange offset by decreases of $0.9 million in interest expense, which was a result of lower average debt outstanding offset by slightly higher interest rates for the year ended October 31, 2004 as compared to the prior year.

Other Income (Expense)

Other income (expense) for year ended October 31, 2004, amounted to $0.4 million in expense, a decrease of $1.8 million in expense from $2.2 million in expense in the comparable prior year period. The fiscal 2004 amount is net of $486,000 of interest income received in May 2004 from the Internal Revenue Service based on calculations on our prior period’s tax refund claims. During fiscal 2004, we realized $1.0 million of foreign currency transaction losses versus losses of $2.4 million during the prior fiscal year. Interest income was $51,000 during fiscal 2004 versus $25,000 during fiscal 2003. Other miscellaneous income amounted to $80,000 for the year ended October 31, 2004 versus $125,000 in the prior fiscal year.

Provision (Benefit) for Income Taxes

The provision for income taxes for the year ended October 31, 2004, was $7.1 million on income before the provision for income taxes of $12.0 million. The fiscal 2004 provision for income taxes includes a $0.8 million increase in valuation allowances relating to certain foreign deferred tax assets for net operating loss carryforwards in which the Company determined that it is more likely than not that the carryforwards will not be fully utilized. The provision for income taxes for the year ended October 31, 2003 was $11.7 million on a loss before the provision for income taxes of $18.4 million. The fiscal 2003 provision for income taxes includes a $13.1 million increase in valuation allowances relating to certain foreign deferred tax assets for net operating loss carryforwards in which the Company determined that it is more likely than not that the carryforwards will not be fully utilized.

Results of the Discontinued Operations:

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited and AEP Industries (NZ) Limited, and AEP Belgium. As a result, prior year amounts related to these operations have been reclassified to discontinued operations and are included as such in the discussions below.

A consolidated summary of the operating results of the discontinued operations for the year ended October 31, 2004 and 2003 is as follows:

	For the Year Ending October 31,
	2004	2003
	(in thousands)
Net sales	$217,317	$200,977
Gross profit	27,607	27,375
Pre-tax loss from operations	(15,215)	5,356
Income tax provision	8,285	743
Gain from (loss from) disposition	—	—
Income (loss) from discontinued operations	$(23,500)	$4,613

In July 2004, our management approved a plan to dispose of our Spanish subsidiary, a component of our European segment, because of its continued losses. We actively commenced marketing the sale of our Spanish subsidiary to interested parties in July 2004. On July 26, 2004, AEP Industries Packaging Espana SA, filed for Suspension of Payments status under Spanish law, which was prompted by a demand for repayment by one of the Spanish subsidiary’s lending banks. A payment was remitted to the bank in July 2004 of $1.1 million by the U.S. operations to satisfy this demand. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. After failed attempts to sell the Spanish operations, management placed the operation in liquidation on September 30, 2004, and initiated the process of selling the assets and settling the liabilities of the Spanish subsidiary.

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited and AEP Industries (NZ) Limited, and AEP Belgium.

Net sales of the discontinued operations for the year ended October 31, 2004, increased by $16.3 million, or 8.1%, compared to $217.3 million from $201.0 million for the year ended October 31, 2003. The increase in net sales is primarily due to the positive impact of foreign exchange of $28.7 million, partially offset by a 3% decrease in per unit selling prices and a 3% decrease in sales volume. These decreases were the result of the continuing general economic pressures of the European region, the competitive marketplace both in the Pacific and European regions and the inability to pass on to customers resin price increases.

Gross profit of the discontinued operations for the year ended October 31, 2004, was $27.6 million compared to $27.4 million for the year ended October 31, 2003. The positive impact of foreign exchange of $3.6 million was offset by a decrease in gross profit of $3.4 million resulting from, continuing general economic pressures of the European region, the competitive marketplace in the Pacific region and in Europe and the inability to pass through all resin cost increases during the period.

The pre-tax income from discontinued operations decreased $20.6 million to a pre-tax loss of $15.2 million from a pre-tax income of $5.4 million for the year ended October 31, 2003. The decrease includes $9.9 million of impairments charges of our Spanish operation during fiscal 2004 and includes the write-down of machinery and equipment of $5.3 million to its estimated net realizable value less costs to sell and the recognition of $4.6 million of accumulated foreign currency translation losses. The remaining decrease of $10.7 million is primarily due to a pre-tax loss of $5.7 million from the Spanish operations which included employee termination costs of $3.3 million and a charge for lease termination of $0.9 million. The pre-tax income from discontinued operations for the year ended October 31, 2003, includes a $5.9 million gain on the sale of New Zealand’s 50.1% interest in Rapak Asia Pacific Limited. No similar gain occurred during fiscal 2004.

The income tax provision for the discontinued operations for the year ended October 31, 2004 includes a valuation allowance of $8.7 million on deferred tax assets arising from net operating loss carryforwards of the Spanish, French and Australian subsidiaries and capital loss carryforwards of the French subsidiary, which we previously determined in fiscal 2004 would not be fully utilized.

Liquidity and Capital Resources

Sources of Capital

We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

Our working capital amounted to $60.2 million at October 31, 2005, compared to $134.2 million at October 31, 2004 and consisted of the following:

	October 31,		Increase/
	2005	2004	(Decrease)
	Amounts in thousands
Cash and cash equivalents	$7,508	$9,371	$(1,863)
Accounts receivables, net	83,004	72,676	10,328	b
Inventories, net	49,617	52,954	(3,337)	d
Deferred income taxes	2,328	5,013	(2,685)	g
Other current assets	5,672	5,567	105
Assets held for sale	6,322	7,092	(770)	e
Assets of discontinued operations	16,894	149,109	(132,215)	a
Total current assets	171,345	301,782	(130,437)
Bank borrowings	12,480	9,299	3,181	f
Accounts payable	48,388	49,748	(1,360)	c
Accrued expenses	30,273	32,014	(1,741)
Liabilities of discontinued operations	20,023	76,499	(56,476)	a
Total current liabilities	111,164	167,560	(56,396)
Working capital	$60,181	$134,222	$(74,041)

a.                  The decrease of $75.7 million in the net assets of the discontinued operations is due to the sale of our Pacific operations during the third quarter of fiscal 2005, the disposition and sale of our French and Termofilm operations, respectively, during the second quarter of fiscal 2005 and the recording of impairment losses of $14.8 million during the fourth quarter of fiscal 2005 related to our Belgium and Bordex operations which are classified as discontinued operations. Total cash proceeds of $37.9 million received from the disposals of the Pacific, French and Termofilm operations (excluding $22.9 million of cash advanced to us against the collection of trade receivables outstanding in our Pacific operations at May 2, 2005) were primarily used to complete the redemption of the remaining $33.1 million of outstanding senior subordinated notes due 2007.

b.                 The increase of $10.3 million in accounts receivables is a result of higher dollar and volume sales during the month of October 2005 versus October 2004.

c.                  The decrease in accounts payable is primarily the result of the U.S. operations taking discounts on early payments to resin suppliers.

d.                 The $3.3 million decrease in inventories resulted primarily from a reduction of finished goods at October 2005 versus October 2004 due to greater customer demand in anticipation of expected resin price increases and as a result of product shortages caused by two hurricanes in the Gulf Coast.

e.                  The decrease in assets held for sale is primarily due to the sale of PVC lines in our FIAP location for cash proceeds of $1.2 million.

f.                    The increase in current bank borrowings of $3.2 million resulted from higher outstanding borrowings in our foreign operations.

g.                  The $2.7 million decrease in the current portion of deferred tax assets is due primarily to the utilization of Federal net operating loss carryforwards and other current deferred tax assets.

The remaining increases and decreases in the components of our net working capital reflect normal operating activity for the period.

Issuance of 7.875% Senior Notes due 2013

On March 18, 2005, we completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering. Interest is paid semi-annually on every March 15th and September 15th. The proceeds of the offering, along with $6.9 million of additional borrowings under our credit facility, were used to finance the tender offer and pay accrued interest on the 2007 Notes and the tender premium, as discussed below. In addition, $5.5 million of fees were paid related to the issuance of the 2013 Notes.

9.875% Senior Subordinated Notes due 2007

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

Credit Facility

On October 28, 2005, we entered into an amendment to our a Loan and Security Agreement with Wachovia Bank N.A. as initial lender thereunder and as agent for the financial institutions that would from time to time be lenders thereunder (“the Amendment”). The amendment extended the term of the credit facility to November 19, 2010. The maximum borrowings under the amendment increased from $100.0 million to $125.0 million. Letters of credit facility remains at $20.0 million. The amendment provides for us to terminate the facility at any time prior to maturity without prepayment penalty. A springing lock-box is activated when the availability falls below $15.0 million versus $20.0 million in the prior agreement. We paid $0.3 million in fees related to the Amendment.

Amounts available for borrowing are based upon the sum of eligible domestic net carrying values of building and equipment at the month-end closing date and eligible accounts receivable and inventories on a monthly basis, which at October 31, 2005 had a net carrying value of approximately of $172.7 million. The credit facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

As of October 31, 2005, there were no borrowings outstanding, under the credit facility, with additional availability of $120.3 million. The Company utilizes this credit facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management.

Foreign Borrowings

We maintain various credit facilities at our foreign subsidiaries. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At October 31, 2005, the aggregate amount outstanding under such facilities was approximately $15.4 million. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. There was $9.2 million of additional availability under these facilities at October 31, 2005. We guarantee certain debt of our foreign subsidiaries through corporate guarantees aggregating approximately $3.4 million at October 31, 2005. We also guarantee certain lease and trade payables of our foreign subsidiaries through corporate guarantees totaling approximately $11.3 million at October 31, 2005. There are no existing events of default that would require us to satisfy these guarantees.

Sale of Discontinued Operations

On May 2, 2005, we completed our sale of certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited, (collectively, the “Pacific operations”), to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to us against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 (which receivables would be retained by us, with collections of such receivables being required to be used to repay the cash advance). We also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at May 2, 2005. The bank borrowings were paid by us on May 2, 2005 with the cash proceeds received from the sale. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted back to the buyers of the Pacific operations in repayment of the $22.9 million cash advance. At October 31, 2005, approximately $0.1 million remains to be collected of the trade receivables and remitted back to the buyers of the Pacific operations, which we expect to have completed by April 30, 2006. The final balance sheet audits resulted in an additional $586,000 of proceeds to us, which were received in August of 2005 and included as part of the impairment loss calculation related to the Pacific operations.

The sale of the Pacific operations also excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The book value of the property at October 31, 2005, is approximately $7.3 million and is included in property, plant and equipment on the consolidated balance sheets. The Australian buyer will occupy this property rent free for a period which will not exceed 1 1/2 years after which the buyer will either lease or vacate the property. Whether or not the buyer vacates the property, we intend to sell this property at that time.

The proceeds from the sale of the Pacific operation and the cash advanced to us against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 were used primarily to repay the outstanding bank borrowings of the Pacific operations and the remaining $33.1 million 2007 Notes, the associated tender premium, accrued interest and related fees.

On March 25, 2005, we sold all of our equity interests in Termofilm SpA, an Italian subsidiary and component of our European segment, and received $1.6 million in cash proceeds.

Cash Flows

Our cash and cash equivalents were $7.5 million at October 31, 2005, as compared to $9.4 million at October 31, 2004. Net cash provided by operating activities from continuing operations during the fiscal year ended October 31, 2005, was $32.1 million, primarily comprised of income from continuing operations of $2.4 million adjusted for non-cash operating charges totaling $50.5 million. These non-cash charges to continuing operations consist primarily of depreciation and amortization of $19.4 million, an increase in our LIFO reserve of $12.4 million, write-off of debt fees and bond discount related to our 2007 Notes of $3.0 million, change in deferred taxes of $11.2 million, provision for losses on accounts receivable and inventory of $1.2 million, our employee stock ownership plan expense of $1.8 million and amortization of debt fees (prior to write-off) and bond discount of $1.4 million. An additional reconciling item to the loss from continuing operations is $4.2 million for the premium on the tender and redemption of the 2007 Notes, which has been reflected in cash flows provided by financing activities of continuing operations as part of the purchase of 2007 Notes. Additionally, there was a  decrease in inventories of $2.8 million, after increase in LIFO reserve, resulting from a decrease in finished goods due to greater customer demand in September and October 2005 in anticipation of resin price increases and as a result of product shortages caused by two hurricanes in the Gulf Coast. These positive adjustments were offset by increases in accounts receivable of $12.0 million resulting from higher dollar and volume sales in the month of October 2005. The remaining net changes in other operating assets and liabilities reflect normal operating activity for the twelve month period.

Net cash provided by investing activities during the fiscal year ended October 31, 2005, was $26.1 million, resulting primarily from cash proceeds received from the sale of our Pacific and Termofilm operations of $37.9 million. In addition, we received $1.1 million from the sale of machinery in FIAP and $0.3 million from the sale of other machinery and equipment from continuing operations. These positive influxes of cash were offset by investments in capital expenditures of $13.1 million.

Net cash used in financing activities during the fiscal year ended October 31, 2005, was $54.3 million, reflecting the purchase of our 2007 Notes for $204.2 million (including the tender and redemption fees of $4.2 million), payment of $5.5 million of fees related to the issuance of our 2013 Notes and $0.4 million of fees paid related to the amendment of our credit facility, $1.4 million of capitalized lease payments, net repayments of our credit facility and our Pennsylvania Industrial Loans of $22.5 million and a $0.2 increase in restricted cash. These were offset by $175.0 million of proceeds received related to the issuance of our 2013 Notes, $4.2 million increase in foreign borrowings and $0.6 million proceeds related to the issuance of common stock and exercise of employee stock options.

Net cash used in our discontinued operations during the fiscal year ended October 31, 2005, was $7.4 million. Net cash provided by operating activities from discontinued operations was $12.9 million resulting primarily from $22.9 million of cash advanced to our Pacific operations against the collection of the trade receivables outstanding at May 2, 2005 offset by a loss from operations of $6.0 million before impairment charges and gain on accounts payable settlement in Spain and includes costs incurred related to the close down of our Spanish subsidiary, the operating activities of our Bordex and Belgium operations, and the operating activities of our Termofilm, New Zealand and Australian operations before their disposition.  Net cash provided by investing activities from discontinued operations was $35.5 million resulting primarily from the proceeds from the sale of the Termofilm and Pacific operations offset by capital expenditures. Net cash used by financing activities from discontinued operations was $55.1 million and included $20.0 million net repayment of outstanding bank borrowings and $34.8 million returned to the United States in repayment of intercompany loans and dividends.

Future cash flows

Our aggregate commitments under our credit facility, Senior Notes, industrial loans, foreign borrowings, interest on fixed rate borrowings, capital leases and noncancelable operating lease agreements as of October 31, 2005, are as follows:

	For the fiscal years ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitment
	(in thousands)
2006	$12,480	$13,822	$1,606	$6,367	$34,275
2007	1,583	13,814	1,606	4,241	21,244
2008	744	13,807	759	2,476	17,786
2009	752	13,799	78	1,532	16,161
2010	760	13,791	15	1,053	15,619
Thereafter(1)	176,257	34,455	—	3,246	213,958

(1)          Borrowings include $175.0 million Senior Notes due on March 15, 2013.

On May 31, 2005, we entered into an agreement for the sale of our land and buildings in FIAP for approximately $7.5 million. A $1.5 million deposit was received on signing of the agreement and the remaining $6.0 million was collected upon closing on January 13, 2006.

We expect to use approximately $160,000 of cash for the final payouts of the non-compete agreements and final liquidation costs in FIAP during fiscal 2006.  The liquidation of Spain is expected to be completed in fiscal 2006 with expenses of approximately $0.5 million to be paid related to the salaries of the remaining two personnel,  professional fees and utilities offset by cash inflow of $1.2 million from the receipt of the final installment payment related to the sale of the machinery. The net $0.7 million along with the $1.5 million currently held in the Spanish banks will be used to settle final creditor balances, including U.S. intercompany loans.

We know of no current or pending demands or commitments that will materially affect liquidity; however we have $11.9 million in approved capital project spending that is scheduled to be incurred over the next twelve months.

We had approximately $6.1 million of unfunded pension benefit obligations at October 31, 2005, related to our Canadian and Holland operations. We expect to contribute a total of approximately $1.5 million related to these foreign defined benefit plans during fiscal 2006.

We believe that our cash on hand at October 31, 2005, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for the foreseeable future. At October  31, 2005, we had an aggregate of approximately $129.5 million available under our worldwide credit facilities.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

In February 2004, our New Zealand subsidiary, was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. We have referred these complaints to the insurance carriers that we believe are responsible to defend and indemnify our New Zealand subsidiary for the alleged liability. Two of the insurance carriers have agreed to defend the actions subject to reservations of rights. We also believe we may be entitled to indemnification under various agreements. Based on developments to date, we believe that the outcome of these actions will not have a material adverse effect on our results of operations, financial position or liquidity.

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

•       Revenue recognition, including customer returns, rebates, promotions and other incentive programs

•       Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, LIFO inventory valuations, litigation accruals and pension obligations

•       Accounting for income taxes, estimating the realizability of deferred tax assets and evaluating income tax contingencies

•       Valuation of stock options

•       Impairment of long-lived assets, including goodwill

•       Estimating the costs to shutdown divested entities and the loss from discontinued operations

We recognize sales and cost of sales at the time the product is shipped to the customer and we record estimated reductions to revenue for customer rebates, returns, promotions or other incentive programs. Customer rebates  are based upon rebate agreements based upon predetermined sales volume requirements and accrued at each customer’s agreed rebate program.

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

Management’s current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and management’s best estimate of future costs. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. We are involved in routine litigation in the normal course of our business and based on facts currently available, we believe such matters will not have a material adverse impact on our results of operations, financial position or liquidity.

We sponsor defined benefit plans for certain foreign employees. We account for defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires the amount recognized in financial statements to be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased defined benefit pension expense $324,000 in fiscal 2005.

Management accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

The realizability of our deferred tax assets is primarily dependent on the future taxable income of the entity to which the deferred tax asset relates. Management assesses the likelihood that such deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Should the future taxable income of such entities be materially different from management’s estimates, an additional valuation allowance may be necessary in future periods. Such amounts, if necessary, could be material to our results of operations and financial position.

In October 1996, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement encourages but does not require companies to account for employee stock compensation awards based on their estimate fair value at the date of the grant with the resulting cost charged to operations. We have elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, but will adopt SFAS 123R in the first quarter of fiscal 2006, beginning November 1, 2005. In determining the fair value stock options at the date of grant requires extensive use of assumptions including the volatility of our stock price and expected term of our stock options. A change in these assumptions could cause actual results to differ from those to be reported.

We use our best estimates based upon information available, including recent buy offers, in establishing any asset impairment charges, provisions, writedowns and reserves recorded as a result of a shutdown or divestiture of a subsidiary.  Actual realizable values or payments to be made may differ from such estimates, and such differences will be recognized as incurred or as better information is received. Our estimate as to fair value is regularly reviewed and subject to change as new information is made available.

As required by SFAS No. 142, we perform an annual assessment as to whether there was an indication that goodwill is impaired. We performed our annual impairment analysis under SFAS 142 on September 30, 2005 based on a comparison of our market capitalization to our book value at that date. We also performed a supplemental estimate of the fair value of our company using comparable industry multiples of cash flows compared to our book value. Our policy is that impairment of goodwill will have occurred if the market capitalization of our company were to remain below book value for a period of more than six months or the estimated value of our company based on cash flow multiples is below book value. Should the carrying value of our company exceed its fair value for other than a temporary period of time, the amount of any resulting goodwill impairment may be material to our financial position and results of operations. We concluded that goodwill was not impaired at September 30, 2005. We plan to perform our impairment test at September 30 in each fiscal year. We also review our financial position quarterly for other triggering events as described in SFAS No. 142.

New Accounting Pronouncements

Financial Accounting Standards Board (FASB) Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004” (the “Act”) and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were issued in December 2004.

FSP No. 109-1 clarifies how to apply SFAS No. 109, “Accounting for Income Taxes”, to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” FSP No. 109-1 requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on enterprises’ income tax expense and deferred tax liability. The Act includes a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company has elected to take this special one-time deduction for dividends received during the year ending October 31, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory

Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning November 1, 2005. The adoption of SFAS 151 will have no impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued Release No. 33-8568 which amended the effective date of SFAS 123R to allow registrants to implement SFAS 123R at the beginning of the next fiscal year beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning November 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We adopted SFAS No. 123R on November 1, 2005, using the modified prospective method. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The Company believes that the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  We adopted SFAS 153 on August 1, 2005. The adoption of SFAS 153 had no impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” ( FIN 47), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of  FIN 47 are effective for fiscal years ending after December 15, 2005. As such, the Company is required to adopt FIN 47 by the end of fiscal 2006. The Company is currently evaluating the impact of  FIN 47 on its consolidated financial statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain “Forward-Looking Statements” about prospects for the future, such as our ability to generate sufficient working capital, amount of Excess Availability under our credit facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings or liquidity for, the year ending October 31, 2005, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes that would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, expected disposal and proceeds received from discontinued operations and assets held for sale, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2005, the carrying value of our company’s total debt was $192.6 million of which approximately $180.0 million was fixed rate debt. As of October 31, 2005, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $171.2 million.

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

We had a total of  9 and 14 open foreign exchange forward contracts outstanding at October 31, 2005 and 2004, respectively, with a total notional contract amount of $7.4 million and $22.7 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts were gains of $0.1 million at October 31, 2005 and losses of $0.2 million at October 31, 2004, which are included in other current assets and accrued expenses, respectively,  in the consolidated balance sheets and other, net in the consolidated statements of operations.

We also had a total of 14 cash flow hedge contracts outstanding at October 31, 2004, with a total notional contract amount of $1.7 million  all of which had maturities of less than six months. For the fiscal year ended October 31, 2005 and 2004, the changes in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $70,000 and $21,000, respectively, which is included in accumulated other comprehensive income (loss). We had no cash flow hedge contracts outstanding at October 31, 2005 and therefore no amount is included in shareholders’ equity.

Our foreign subsidiaries had third party outstanding debt of approximately $15.4 million on October 31, 2005. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets as of October 31, 2005 and 2004
Consolidated Statements of Operations for the years ended October 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended October 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosure matters during the fiscal year ended October 31, 2005 or during the current fiscal year through the date of this report.

PART III

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2005. Based upon that evaluation and the material weakness described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date.  Notwithstanding the existence of such material weakness, our management has concluded that the consolidated financial statements included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the year ended October 31, 2005.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail, accurately and fairly represent the transactions and dispositions of our assets;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our internal control over financial reporting as of October 31, 2005, based on the Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that as of October 31, 2005, our internal control over financial reporting was not effective because of the material weakness discussed below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of October 31, 2005, we did not maintain effective policies and procedures related to accounting for income taxes, including the determination and reporting of deferred income tax assets and liabilities.  Specifically, our policies and procedures did not provide for review of detailed analyses and supporting documentation by our Vice President and Treasurer and our Vice President and Controller.  As a result,  there were errors in our deferred tax liability  and our provision for income taxes in previously issued financial statements.  Accordingly, we have restated our consolidated financial statements for the fiscal year ended October 31, 2004 including the unaudited quarterly financial information for the third quarter of fiscal 2004, and these restated amounts reflect an increase in the provision for income taxes from continuing operations, a decrease in income from continuing operations and an increase in net loss.

Management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by KPMG LLP, independent registered public accounting firm, as stated in their report, which appears herein.

(c)  Changes in Internal Control over Financial Reporting

In connection with our implementation of our provisions of Section 404 of the Sarbanes–Oxley Act of 2002, we have made various improvements to our system of internal control. There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to October 31, 2005. We continue to review, revise and improve the effectiveness of our internal controls including the strengthening of our income tax provision review procedures. Specifically, after October 31, 2005, we have added additional remediation controls for additional detailed analysis to be performed by our outside tax consultants and reviewed by our Vice President and Treasurer and our Vice President and Controller.

(d)  Report of Independent Registered Public Accounting Firm

The Board of Directors

AEP Industries Inc.:

We have audited management's assessment, included in Management’s Report on Internal Control Over Financial Reporting included under Item 9A(b) that AEP Industries Inc. and subsidiaries did not maintain effective internal control over financial reporting as of October 31, 2005, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: As of October 31, 2005, the Company did not maintain effective policies and procedures related to accounting for income taxes, including the determination and reporting of deferred income tax assets and liabilities.  Specifically, the Company’s policies and procedures did not provide for review of detailed analyses and supporting documentation by the Company’s Vice President and Treasurer and its Vice President and Controller. As a result, there were errors in the Company’s deferred tax liability and provision for income taxes in previously issued financial statements.  Accordingly, the Company has restated their consolidated financial statements for the fiscal year ended October 31, 2004 including the unaudited quarterly financial information for the third quarter of fiscal 2004, and these restated amounts reflect an increase in the provision for income taxes from continuing operations, a decrease in income from continuing operations and an increase in net loss.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2005.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the October 31, 2005 consolidated financial statements, and this report does not affect our report dated January 30 , 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that AEP Industries Inc. and subsidiaries did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, AEP Industries Inc. and subsidiaries has not maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

s/ KPMG LLP
Short Hills, New Jersey
January 30, 2006

ITEM 9B.       OTHER INFORMATION

Not applicable.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see “Item 1. Business Management” of Part I hereof and the table and text under the captions “Election of Class B Directors and Nominee Biographies,” “Standing Directors Biographies,” “Board of Directors Information” and “Other Information Concerning Directors, Officers and Stockholders” in the Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on April 11, 2006 (the “Proxy Statement”), which information is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

For information concerning this item, see the text and table under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information concerning this item, see the table and text under the caption “Stock Ownership” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning this item, see the text under the caption “Other Information Concerning Directors, Officers and Shareholders” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning this item, see the text and tables under the caption “Audit Committee Report” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 10-K

(a)	1.	Financial Statements:
		The financial statements of the Company filed in this Annual Report on Form 10-K are listed in Part II, Item 8.
	2.	Financial Statement Schedule:
		The financial statement schedule of the Company filed in this Annual Report on Form 10-K is listed in Part II, Item 8.
	3.	Exhibits:
		The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, AEP Industries Inc. restated its consolidated financial statements as of and for the year ended October 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AEP industries Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 30, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
January 30, 2006

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2005 AND 2004
(in thousands, except share and per share amounts)

	October 31,
	2005	2004
		(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,508	$9,371
Accounts receivable, less allowance for doubtful accounts of $4,038 and $4,712 in 2005 and 2004, respectively	83,004	72,676
Inventories, net	49,617	52,954
Deferred income taxes	2,328	5,013
Other current assets	5,672	5,567
Assets held for sale	6,322	7,092
Assets of discontinued operations	16,894	149,109
Total current assets	171,345	301,782
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	112,698	119,026
GOODWILL	16,888	18,267
DEFERRED INCOME TAXES	—	4,056
OTHER ASSETS	10,392	8,819
Total assets	$311,323	$451,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$12,480	$9,299
Accounts payable	48,388	49,748
Accrued expenses	30,273	32,014
Liabilities of discontinued operations	20,023	76,499
Total current liabilities	111,164	167,560
LONG-TERM DEBT	180,096	226,837
DEFERRED TAX LIABILITY	6,374	2,645
OTHER LONG-TERM LIABILITIES	7,494	7,549
Total liabilities	305,128	404,591
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,653,524 and 10,592,125 shares issued in 2005 and 2004, respectively	107	106
Additional paid-in-capital	98,340	97,899
Treasury stock at cost, 2,100,896 and 2,187,275 shares in 2005 and 2004, respectively	(46,666)	(48,585)
(Accumulated deficit)/retained earnings	(40,411)	10,211
Accumulated other comprehensive loss	(5,175)	(12,272)
Total shareholders’ equity	6,195	47,359
Total liabilities and shareholders’ equity	$311,323	$451,950

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003
(in thousands, except per share data)

	2005	2004	2003
		(restated)
NET SALES	$732,724	$608,228	$558,496
COST OF SALES	598,791	491,342	456,297
Gross profit	133,933	116,886	102,199
OPERATING EXPENSES:
Delivery	33,090	31,805	29,678
Selling	31,293	30,615	33,591
General and administrative	24,831	18,897	23,405
Impairment of FIAP	—	(512)	10,694
Total operating expenses	89,214	80,805	97,368
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property and equipment, net	227	(24)	3,420
Operating income from continuing operations	44,946	36,057	8,251
OTHER INCOME (EXPENSE):
Interest expense	(28,523)	(23,594)	(24,413)
Other, net	1,264	(422)	(2,233)
Income (loss) from continuing operations before provision for income taxes	17,687	12,041	(18,395)
PROVISION FOR INCOME TAXES	15,269	7,074	11,736
Income (loss) from continuing operations	2,418	4,967	(30,131)
DISCONTINUED OPERATIONS:
Pre-tax (loss) income from discontinued operations	(53,904)	(15,215)	5,356
Gain from disposition	1,634	—	—
Income tax provision	770	8,285	743
(Loss) income from discontinued operations	(53,040)	(23,500)	4,613
Net loss	$(50,622)	$(18,533)	$(25,518)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.28	$0.60	$(3.74)
(Loss) income from discontinued operations	$(6.24)	$(2.82)	$0.57
Net loss per common share	$(5.95)	$(2.23)	$(3.16)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.28	$0.59	$(3.74)
(Loss) income from discontinued operations	$(6.15)	$(2.81)	$0.57
Net loss per common share	$(5.87)	$(2.22)	$(3.16)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in-	Accumulated Other Comprehensive Income	(Accumulated Deficit)/ Retained	Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	(Loss)
BALANCES AT OCTOBER 31, 2002	10,458	$105	2,576	$(57,213)	$102,123	$(37,633)	$54,262
Issuance of common stock pursuant to stock purchase plan	60				461
ESOP contribution			(235)	5,207	(3,499)
Net loss							(25,518)	(25,518)
Translation adjustments						12,021		12,021
Unrealized loss on cash flow hedges						(80)		(80)
Pension plan minimum liability						94		94
Comprehensive loss:								$(13,483)
BALANCES AT OCTOBER 31, 2003	10,518	105	2,341	(52,006)	99,085	(25,598)	28,744
Issuance of common stock pursuant to stock purchase plan	74	1			521
ESOP contribution			(154)	3,421	(1,707)
Net loss (restated)							(18,533)	(18,533)
Translation adjustments						7,976		7,976
Unrealized gain on cash flow hedges						21		21
Pension plan minimum liability						728		728
Discontinued operations translation adjustment reversal						4,601		4,601
Comprehensive loss: (restated)								$(5,207)
BALANCES AT OCTOBER 31, 2004 (restated)	10,592	106	2,187	(48,585)	97,899	(12,272)	10,211
Issuance of common stock pursuant to stock purchase plan	52	1			537
Issuance of common stock upon exercise of stock options	10				93
Tax benefit from stock option exercises					20
ESOP contribution			(86)	1,919	(209)
Net loss							(50,622)	(50,622)
Translation adjustments						2,416		2,416
Realized gain on cash flow hedges						70		70
Pension plan minimum liability						(210)		(210)
Discontinued operations translation adjustment reversal						4,821		4,821
Comprehensive loss:								$(43,525)
BALANCES AT OCTOBER 31, 2005	10,654	$107	2,101	$(46,666)	$98,340	$(5,175)	$(40,411)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003
(in thousands)

	2005	2004	2003
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$2,418	$4,967	$(30,131)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,434	20,244	22,593
Provision for subsidiary shutdown	—	(512)	8,677
LIFO expense	12,408	6,811	2,568
Employee stock ownership plan expense	1,816	1,815	1,785
Amortization of debt fees and unamortized discount	1,398	1,298	1,298
Gain on sale of UK land	—	—	(3,657)
Provision for losses on accounts receivable and inventories	1,166	(844)	4,279
Change in deferred income taxes	11,192	6,883	7,875
Write-off of senior subordinated notes issuance costs and discount	2,993	—	—
Premium on purchase of senior subordinated notes	4,189	—	—
Other	86	112	(335)
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,019)	(2,988)	(2,736)
(Increase) decrease in inventories	(9,551)	(12,693)	7,307
(Increase) decrease in other current assets	(890)	(190)	680
Decrease in other assets	1,320	2,297	39
Decrease in accounts payable	(956)	(18,848)	(12,296)
(Decrease) increase in accrued expenses	(1,614)	(3,550)	4,896
Increase (decrease) in other long-term liabilities	(1,313)	(909)	2,440
Net cash provided by operating activities	32,077	3,893	15,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,143)	(8,156)	(9,662)
Net proceeds from dispositions of property and equipment	1,419	43	7,748
Proceeds from sale of Pacific operations	36,309	—	—
Net proceeds from sale of Termofilm	1,553	4,672	—
Net cash provided by (used in) investing activities	26,138	(3,441)	(1,914)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of credit facility	(22,136)	5,385	(21,417)
Repayments of Pennsylvania Industrial Loans	(362)	(355)	(387)
Purchase of 9.875% Senior Subordinated Loans	(204,189)	—	—
Proceeds from issuance of 7.875% 2013 senior notes	175,000	—	—
Net foreign bank borrowings	4,180	2,092	7,215
Fees paid and capitalized related to issuance of 2013 Notes and amended credit facility	(5,857)	—	—
Principal payments on capital lease obligations	(1,352)	(759)	(1,182)
Increase in restricted cash	(202)	—	—
Proceeds from issuance of common stock	631	522	461
Net cash (used in) provided by financing activities	(54,287)	6,885	(15,310)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities	12,860	4,824	9,117
Net cash provided by (used in) investing activities	35,537	(7,124)	3,565
Net cash (used in) provided by financing activities	(55,103)	2,878	4,861
Effects of exchange rate changes on cash in discontinued operations	(678)	(2,077)	(10,338)
Net cash (used in) provided by discontinued operations	(7,384)	(1,499)	7,205
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,593	827	(3,296)
Net (decrease) increase in cash	(1,863)	6,665	1,967
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,371	2,706	739
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,508	$9,371	$2,706
SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment financed through capital lease obligation	$2,470	$—	$3,987

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BUSINESS:

AEP Industries Inc. (the “Company”) is an international manufacturer of a wide range of plastic film products. The Company’s products are used in a number of industrial, commercial, food and agricultural applications and are sold in North America and in Western Europe.

(2)   RESTATEMENT OF FISCAL 2004 FINANCIAL STATEMENTS

On January 6, 2006, the Company discovered that in determining the value of its deferred tax liability at October 31, 2004, it used an amount for the net tax bases versus net book bases of its fixed assets that exceeded the amount that should have been used for such purposes. This error resulted in an understatement of the deferred tax liability related to these fixed assets and the provision for income taxes from continuing operations as of and for the year ended October 31, 2004 by approximately $1.0 million. As a result of the error, the Company increased the deferred tax liability related to these fixed assets and the provision for income taxes from continuing operations for the fiscal year ended October 31, 2004 by approximately $1.0 million.

The following tables summarize the impact of the restatement discussed above on the previously issued financial statements (and includes reclassifications to reflect the Belgium operations as discontinued operations in both the previously reported and as restated amounts):

	As of October 31, 2004
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Balance Sheet:
Deferred tax liability	$1,645	$1,000	$2,645
Total liabilities	403,591	1,000	404,591
Retained earnings	11,211	(1,000)	10,211
Total shareholders’ equity	48,359	(1,000)	47,359

	For the Fiscal Year Ended October 31, 2004
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Statement of Operations:
Provision for income taxes	$6,074	$1,000	$7,074
Income from continuing operations	5,967	(1,000)	4,967
Net loss	(17,533)	(1,000)	(18,533)
Basic earnings (loss) per Common Share:
Income (loss) from continuing operations	$0.72	$(0.12)	$0.60
Net loss per common share	$(2.11)	$(0.12)	$(2.23)
Diluted earnings (loss) per Common Share:
Income from continuing operations	$0.71	$(0.12)	$0.59
Net loss per common share	$(2.10)	$(0.12)	$(2.22)

	For the Fiscal Year Ended October 31, 2004
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Statement of Other Comprehensive Income (Loss):
Net loss	$(17,533)	$(1,000)	$(18,533)
Other comprehensive income (loss):
Translation adjustments	7,976	—	7,976
Unrealized gain on cash flow hedges	21	—	21
Pension plan minimum liability	728	—	728
Discontinued operations translation adjustment reversal	4,601	—	4,601
Comprehensive loss	$(4,207)	$(1,000)	$(5,207)

The following table summarizes the impact of the restatement discussed above on the unaudited financial data for the quarterly period ended July 31, 2004 (and includes reclassifications to reflect AEP Belgium as discontinued operations):

	For the 3 Months Ended July 31, 2004
	As Previously Reported	Adjustment	As Restated
	(unaudited)
Consolidated Statement of Operations:
Provision for income taxes	$2,250	$1,000	$3,250
Income (Loss) from continuing operations	(823)	(1,000)	(1,823)
Net loss	(11,572)	(1,000)	(12,572)
Basic earnings (Loss) per Common Share:
Income (Loss) from continuing operations	$(0.10)	$(0.12)	$(0.22)
Net loss per common share	$(1.38)	$(0.12)	$(1.50)
Diluted earnings (loss) per Common Share:
Income (Loss) from continuing operations	$(0.10)	$(0.12)	$(0.22)
Net loss per common share	$(1.38)	$(0.12)	$(1.50)

(3)   SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year:

The Company’s fiscal year-end is October 31. During fiscal 2003, the Company changed the fiscal year-end of its foreign locations to be October 31 from the last Friday of the month in the previous years and fiscal 2003 included 53 weeks.

Principles of Consolidation:

The consolidated financial statements include the accounts of all subsidiaries. All intercompany transactions have been eliminated.

Revenue Recognition:

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Concurrently, the Company records reductions to revenue for estimated customer rebates, returns, promotions or other incentive programs.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an initial or remaining maturity of three months or less to be cash equivalents.

Trade Accounts Receivable:

Trade accounts receivables are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, pension obligations, income taxes, fair value of stock options, impairment of long-lived assets, including goodwill, and costs associated with the shutdown of divested entities and sale of discontinued operations. See Notes 20 and 21 for discussion on the Company’s estimates made related to the shut down of its Italian operations and discontinuance of certain foreign operations, respectively.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The cost of property, plant and equipment and the related accumulated depreciation and amortization are removed from the accounts upon the retirement or disposal of such assets and the resulting gain or loss is recognized at the time of disposition. Maintenance and repairs that do not improve efficiency or extend economic life are charged to expense as incurred.

Impairment Charges:

Property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds it estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The asset and liabilities of a disposed group, classified as held for sale, are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. See Notes 20 and 21 for additional information on impairment charges incurred in fiscal 2005, 2004 and 2003.

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

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Approximately $1.4 million, $1.3 million and $1.4 million were incurred for such research and development in continuing operations during fiscal 2005, 2004 and 2003, respectively.

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

The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on asset or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges; therefore any changes in fair value of these contracts are recorded in other income (expense), net in the consolidated statements of operations. These foreign exchange forward contracts are recorded in the consolidated balance sheets at fair value. The changes in fair value of these contracts are highly inversely correlated to changes in the value of certain of the Company’s foreign currency-denominated assets and liabilities.

The Company records certain derivative as cash flow hedges. For a derivative designated and qualifying as a cash flow hedge of anticipated foreign currency denominated transactions or interest on debt instruments, the effective portions of changes in the fair value of the derivative are recorded in accumulated comprehensive income (loss) in shareholders’ equity and are recognized in net income (loss) when the hedged item affects operations. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in operations.

The Company’s policy is to formally document all relationships between cash flow hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various cash flow hedge transactions. This includes linking all cash flow hedge instruments to specific firm commitments or forecasted transactions where hedge accounting is applied. The Company also formally assesses both at the cash flow hedges’ inception and on an ongoing basis, as applicable, whether the derivatives that are being used in the cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

The Company is exposed to credit losses if the counterparties to its outstanding derivative contracts are unable to perform their obligations. However, it does not expect any counterparties to fail to perform, as they are major financial institutions with high credit ratings and financial strength. Nevertheless, there is a risk that the Company’s exposure to losses arising out of derivative contracts could be material if the counterparties to such agreements fail to perform their obligations.

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company tests goodwill for impairment annually on September 30. The Company performs its annual impairment analysis under SFAS No. 142 on September 30 based on a comparison of the Company's market capitalization to its book value at that date. The Company also performs a supplemental estimate of the fair value of the Company using comparable industry multiples of cash flows compared to the book value of the Company. The Company's policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a period of more than six months or the estimated value of the Company based on cash flow multiples is below book value.  The Company’s annual impairment tests performed on September 30, 2005, 2004 and 2003, did not result in an impairment

Fair Value of Financial Instruments:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements equal or approximate their fair values because of the short-term maturity of those instruments. The fair value of the Company’s debt and derivative contracts is discussed in Notes 7 and 8, respectively.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, trade receivables and financial instruments used in hedging activities.

The Company places its cash equivalents with high-quality financial institutions and limits the amount of credit exposure with any one financial institution.

The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

The counterparties to the agreements relating to the Company’s foreign exchange and interest rate instruments consist of a number of major international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure and the amount of agreements entered into with any one institution.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Year Ended October 31,
	2005	2004	2003
Weighted average common shares outstanding:
Basic	8,501,907	8,329,130	8,065,857
Effect of dilutive securities:
Options to purchase common stock	116,456	28,560	301
Diluted	8,618,363	8,357,690	8,066,158

At October 31, 2005, 2004 and 2003, the Company had 152,860, 229,305 and 224,205 stock options outstanding, respectively, that could potentially dilute basic earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s stock price.

Comprehensive Income:

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income includes the cumulative foreign currency translation adjustments, additional minimum pension plan liability and adjustments resulting from cash flow hedging contracts.

Stock Based Compensation:

The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in operations based on the excess, if any, of the quoted market price of the Company’s common stock at the date of grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of AEP’s common stock at the date of grant, the Company does not recognize compensation expense.

The Company elected not to adopt the fair value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123” (collectively, “SFAS No. 123”). Had the Company adopted the fair value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

The table below compares the “as reported” net loss and loss per common share to the “pro forma” net loss and loss per common share that the Company would have recorded if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123.

	For The Year Ending October 31,
	2005	2004	2003
	(restated)
	(amounts in thousands)
Net loss, as reported	$(50,622)	$(18,533)	$(25,518)
Add: Stock-based employee compensation expense included in net loss	—	—	—
Deduct: Total stock-based employee compensation cost, net of taxes, determined under the fair value based method for all awards	(559)	(621)	(458)
Pro forma net loss	$(51,181)	$(19,154)	$(25,976)
Loss per common share:
Basic net loss per common share, as reported	$(5.95)	$(2.23)	$(3.16)
Basic net loss per common share, pro forma	$(6.02)	$(2.30)	$(3.22)
Diluted net loss per common share, as reported	$(5.87)	$(2.22)	$(3.16)
Diluted net loss per common share, pro forma	$(5.94)	$(2.29)	$(3.22)

As reflected in the pro forma amounts in the above table, the fair value of each option granted in fiscal 2005, 2004 and 2003 was $13.20, $6.62 and $5.68, respectively. The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rates	4.39%	4.24%	3.99%
Expected lives (years)	7.5	7.5	7.5
Expected volatility	63.58%	67.37%	66.38%
Dividend rate	0%	0%	0%

New Accounting Pronouncements:

Financial Accounting Standards Board (FASB) Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004”, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” were issued in December 2004.

FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” FSP No. 109-1 requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2, provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”) on enterprises’ income tax expense and deferred tax liability. The Act includes a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company has elected to take this special one-time deduction for dividends received during the year ending October 31, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning November 1, 2005. The adoption of SFAS 151 will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued Release No. 33-8568 which amended the effective date of SFAS 123R to allow registrants to implement SFAS 123R at the beginning of the next fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning November 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company adopted SFAS No. 123R on November 1, 2005, using the modified prospective method. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The Company believes that the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS 153 on August 1, 2005. The adoption of SFAS 153 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” ( FIN 47), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. As such, the Company is required to adopt FIN 47 by the end of fiscal 2006. The Company is currently evaluating the impact of FIN 47 on its consolidated financial statements.

Reclassifications:

Certain prior year amounts related to the discontinued operations of the Company’s Belgium operations (see Note 21) have been reclassified in order to conform to the 2005 presentation.

(4)   INVENTORIES:

Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	October 31,
	2005	2004
	(in thousands)
Raw materials	$16,005	$13,988
Finished goods	31,945	37,301
Supplies	2,169	2,177
	50,119	53,466
Less: Inventory reserves	502	512
Inventories, net	$49,617	$52,954

The last-in, first-out (LIFO) method was used for determining the cost of approximately 71% and 72% of total inventories at October 31, 2005 and 2004, respectively. Inventories would have been increased by $21.9 million and $9.5 million at October 31, 2005 and 2004, respectively, if the FIFO method had been used exclusively. During fiscal 2005, 2004 and 2003, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $2.2 million, $60,800 and $610,800, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)   PROPERTY, PLANT AND EQUIPMENT:

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2005	2004	Estimated Useful Lives
	(in thousands)
Land	$10,201	$10,463
Buildings	63,515	63,463	15 to 31.5 years
Machinery and equipment	252,058	247,712	3 to 16 years
Furniture and fixtures	8,900	8,495	9 years
Leasehold improvements	2,174	2,174	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	356	319	3 years
Construction in progress	7,596	5,229
	344,800	337,855
Less: Accumulated depreciation and amortization	232,102	218,829
Property, plant and equipment, net	$112,698	$119,026

Maintenance and repairs expense was approximately $9.7 million, $9.6 million, and $7.6 million for the years ended October 31, 2005, 2004 and 2003, respectively.

(6)   ACCRUED EXPENSES:

At October 31, 2005 and 2004, accrued expenses consist of the following:

	October 31,
	2005	2004
	(in thousands)
Payroll and employee related	$9,235	$7,911
Interest	1,915	9,103
Customer rebates	6,147	5,507
Accrued professional fees	1,629	655
Taxes (other than income)	2,462	1,602
Deposit on FIAP land and building	1,439	—
Income taxes payable	453	1,059
Current portion of capital leases	1,375	552
Subsidiary shutdown costs	344	430
Current deferred tax liability	—	628
Other	5,274	4,567
Accrued expenses	$30,273	$32,014

(7)   DEBT:

A summary of the components of debt is as follows:

	October 31,
	2005	2004
	(in thousands)
Credit facility(a)	$—	$22,136
Senior Subordinated Notes, less unamortized discount of $466 at October 31, 2004(b)	—	199,534
7.875% Senior Notes(c)	175,000	—
Pennsylvania Industrial Loans(d)	2,191	2,553
Foreign bank borrowings(e)	15,385	11,913
Total debt	192,576	236,136
Less: Current portion	12,480	9,299
Long-term debt	$180,096	$226,837

(a)          Credit facility

On November 20, 2001, the Company entered into a Loan and Security Agreement with Congress Financial Corporation which has been succeeded by merger by Wachovia Bank N.A. as initial lender thereunder and as agent for the financial institutions that would from time to time be lenders thereunder (“the Agreement”). Under the Agreement, the Lenders provided a maximum credit facility of $85 million, including a letter of credit facility of up to $20 million. The credit facility had an initial three-year term with an option held by the Company to extend prior to the end of year three for an additional year and, if so extended, at the end of year four for an additional year, in each case subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.25% of the maximum amount of borrowings under the credit facility. The term of the credit facility was previously extended to November 19, 2005. On February 10, 2005, the Company entered into an amendment to the Agreement that increased the maximum borrowings under the credit facility to $100.0 million.

On October 28, 2005, we entered into another amendment to the credit facility (“the Amendment”). The Amendment dated October 28, 2005 extended the term of the facility to November 19, 2010. The maximum borrowings under the Amendment increased from $100.0 million to $125.0 million. The letters of credit facility remains at $20.0 million. The Amendment provides that the Company can terminate the facility at any time prior to maturity without prepayment penalty. A springing lock-box, as discussed further below, is activated when the availability falls below $15.0 million versus $20.0 million in the Agreement.

Amounts available for borrowing are based upon the sum of eligible domestic net carrying value of buildings and equipment at the month-end closing date and eligible accounts receivable and inventories on a monthly basis. The credit facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately of $172.7 million and $166.1 million at October 31, 2005 and 2004, respectively.

The Amendment contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. At any time if Excess Availability, as defined by the credit facility under the Amendment is less than $15.0 million, a springing lock-box becomes activated. If at any time Excess Availability under the Amendment was less than $20.0 million, a minimum EBITDA covenant became applicable and we also became subject to further restrictions, including limitations on inter-company funding and global capital expenditures. When the springing lock-box is activated, all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the credit facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days (previously $20.0 million in the Agreement). During the period in which the lock-box is activated, all debt outstanding under the credit facility is classified as a current liability, which classification may materially affect our working capital ratio. During fiscal year 2005, the Excess Availability under the credit facility ranged from $33.3 million to $120.3 million and during fiscal 2004, the Excess Availability under the credit facility ranged from $31.6 million to $62.6 million.

The Company utilizes this credit facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. As of October 31, 2005 and 2004, there was zero and $22.1 million of borrowings outstanding, respectively, under the credit facility. Borrowings available under the credit facility are limited to the sum of eligible domestic assets, as discussed above, and are reduced by the aggregate amount of letters of credit outstanding . Additional availability at October 31, 2005 and 2004 under the credit facility was $120.3 million and $62.6 million, respectively. The sum of eligible domestic assets at October 31, 2005, supported a borrowing base of $120.8 million. Availability was reduced by the aggregate amount of letters of credit outstanding, which at October 31, 2005 and 2004 totaled $500,000 and $300,000, respectively.

Interest rates under the credit facility pursuant to the agreement during fiscal 2005 and 2004 were based upon Excess Availability, as defined, and certain leverage ratios, at a margin of prime rate plus .25% to 1.00% for overnight borrowings and LIBOR plus 2.25% to 3.00% for LIBOR Rate borrowings up to six months. Under the Amendment, interest rates will also be based upon Excess Availability, as defined, at a margin of prime rate plus 0% to .25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR Rate borrowing up to six months. Interest rates under the credit facility will range from, in the case of loans based on the prime rate, the prime rate plus 0% to 0.25% or, in the case of loans based on LIBOR, LIBOR plus 1.25% to 2.00%, in each case depending on

Excess Availability. As of October 31, 2005 and 2004, there was zero and $22.1 million, respectively, outstanding at a weighted average interest rate of 0% and 4.5%, respectively, under this credit facility.

The Company has an unused borrowing fee related to the credit facility. This fee is based on the excess of the maximum credit facility up to $100 million over the average daily usage of the credit facility. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) our leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During fiscal 2005, 2004 and 2003, the Company paid fees of $0.2 million, $0.3 million and $0.2 million, respectively which are recorded in general and administrative expenses in the consolidated statements of operations.

The Company was in compliance with the financial covenants of the credit facility at October 31, 2005 and October 31, 2004. Management believes that the Company will continue to be in compliance with the financial covenants through at least October 31, 2006.

(b)          9.875% Senior Subordinated Notes—2007

On March 18, 2005, the Company completed its tender offer and consent solicitation related to $166.9 million of its $200 million 9.875% Senior Subordinated Notes due November 15, 2007 (“2007 Notes”). Under the tender offer (the “Offer), the Company accepted all validly tendered 2007 Notes for payment under the Offer and, accordingly paid approximately $166.9 million to the 2007 Note holders plus a $3.6 million cash premium. Additionally, $5.6 million of accrued interest was paid to the 2007 Note holders.

On May 17, 2005, the Company completed its call redemption of the remaining $33.1 million aggregate principal amount of 2007 Notes. It paid approximately $33.1 to the 2007 Note holders plus a $0.6 million cash premium to purchase the remaining $33.1 million 2007 Notes. Additionally, it paid $1.7 million of accrued interest to the 2007 Note holders.

In connection with the early extinguishment of the 2007 Notes, the Company recorded a $7.2 million charge in interest expense in the consolidated statement of operations during fiscal 2005. The charge included a $4.2 million cash premium paid to acquire the 2007 Notes, as discussed above, as well as a write-off of approximately $3.0 million representing the unamortized portion of debt issuance costs and bond discount associated with the original issuance of the 2007 Notes.

(c)           7.875% Senior Notes—2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

The 2013 Notes mature on March 15, 2013, and contain certain customary representations, warranties, covenants and conditions such as, but not limited to, cash flow ratio and certain restrictions on, but not limited to, dividends, consolidations and certain asset sales and additional indebtedness. The Company was in compliance with all of these covenants at October 31, 2005.

Interest is paid semi-annually on every March 15th and September 15th.

The 2013 Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after March 31, 2009 and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, prior to March 15, 2008, the Company may redeem up to 35% of the notes with the net cash proceeds received by the Company from one or more equity offerings, as defined, at a redemption value equal to 107.875% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The Company also had an option to redeem up to $25 million of the notes prior to

September 15, 2005 at a redemption price equal to 101% plus accrued interest, which option the Company elected not to exercise. The 2013 Notes do not have any sinking fund requirements.

Approximately $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees will be amortized on straight line basis over eight years, the term of the 2013 Notes.

On September 29, 2005, we completed the exchange of $175.0 million aggregate principal amount of registered 7.875% Notes for a like amount of the unregistered 2013 Notes.

(d)          Pennsylvania Industrial Loans

The Company put in place certain amortizing term loans in connection with the construction of its Wright Township, Pennsylvania, manufacturing facility in fiscal 1995 of which the following are outstanding at October 31, 2005 and 2004:

$2,000,000 fifteen year fixed rate 2% loan due on July 1, 2011, of which $827,029 and $963,781 was outstanding at October 31, 2005 and 2004, respectively;

$3,300,000 fifteen year fixed rate 2% loan due on July 1, 2011, of which $1,364,137 and $1,589,238 was outstanding at October 31, 2005 and 2004, respectively.

These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, with a net carrying value of $10.1 million at October 31, 2005. The Company has repaid $0.4 million and $0.3 million of these borrowings during 2005 and 2004, respectively.

(e)           Foreign borrowings

In addition to the amounts available under the Agreement and the Amendment, the Company also maintains secured credit facilities at its foreign subsidiaries. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At October 31, 2005 and 2004, the aggregate amount outstanding under such facilities and included within the foreign bank borrowings amount, was approximately $15.4 million and $11.9 million, respectively. The current portion of these amounts was $12.1 million and $8.9 million at October 31, 2005 and 2004, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at October 31, 2005 and 2004, was $43.2 million and $46.5 million, respectively. There was $9.2 million and $4.8 million of additional availability under these facilities at October 31, 2005 and 2004, respectively. The Company guarantees certain debt of its foreign subsidiaries through corporate guarantees aggregating approximately $3.4 million and $8.3 million at October 31, 2005 and 2004, respectively. The Company also guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling approximately $11.3 million and $12.4 million at October 31, 2005 and 2004, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2006	$12,480
2007	1,583
2008	744
2009	752
2010	760
Thereafter	176,257
$192,576

Cash paid for interest during fiscal 2005, 2004 and 2003, including interest paid by the discontinued operations, was approximately $28.1 million, $24.1 million and $24.0 million, respectively.

The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with similar terms and the same remaining maturities. The fair value of the 2013 Notes at October 31, 2005 was $166.3 million and the fair value of the 2007 Notes at October 31, 2004, was $204.5 million. The Company believes that the stated values of the Company’s remaining debt instruments approximate their estimated fair values.

(8)   FINANCIAL INSTRUMENTS:

The Company enters into derivative financial instruments (principally foreign exchange forward contracts against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to offset intercompany transactions and trade sales and purchases. Foreign currency forward contracts reduce the Company’s exposure to the risk that the eventual cash inflows and outflows, resulting from these transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

The Company’s continuing operations had a total of 9 and 14 open foreign exchange forward contracts outstanding at October 31, 2005 and 2004, respectively, with a total notional contract amount of $7.4 million and $22.7 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts were gains of $0.1 million at October 31, 2005, and losses of $0.2 million at October 31, 2004, which are included in other current assets and accrued expenses, respectively, in the consolidated balance sheets and other, net in the consolidated statements of operations.

The Company also had a total of 14 cash flow hedge contracts outstanding at October 31, 2004, with a total notional contract amount of $1.7 million, all of which had maturities of less than six months. For the fiscal year ended October 31, 2005 and 2004, the changes in the net fair value of derivative financial instruments designated as cash flow hedges by the Company was a gain of $70,000 and $21,000, respectively, which is included in accumulated other comprehensive income (loss). The Company had no cash flow hedge contracts outstanding at October 31, 2005 and therefore no amount is included in shareholders’ equity.

While it is not the Company’s intention to terminate any of these contracts, the fair values were established by obtaining quotes for each contract from financial institutions.

(9)   SHAREHOLDERS’ EQUITY:

At October 31, 2005, the Company has three stock plans: an employee stock purchase plan and two stock option plans, which provide for the granting of options to officers, directors and key employees of the Company.

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) provided for an aggregate of 300,000 shares of common stock which had been made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 1995 Purchase Plan is 85% of the lower of the last sales price per share of common stock in the market on either the first or last trading day of each six-month offering period. During the fiscal years ended October 31, 2005 and 2004, 51,308 and 74,070 shares, respectively were purchased by employees pursuant to the 1995 Purchase Plan. The 1995 Purchase Plan expired on June 30, 2005 and no further employee purchases can be made under this plan.

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

Transactions under the employee stock purchase plans were as follows:

	1995 Purchase Plan	2005 Purchase Plan	Purchase Price Per Share
Available at October 31, 2002	188,103
Purchased	(59,936)		$6.09-$11.11
Available at October 31, 2003	128,167
Purchased	(74,070)		$6.33-$ 8.20
Available at October 31, 2004	54,097	—
Purchased	(51,308)	—	$9.18-$12.60
Expired	(2,789)	—
Available at October 31, 2005	—	250,000

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004. The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting held on April 13, 2004. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options (“ISOs”) which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (SARs), restricted stock, performance shares and nonqualified stock options, including fixed annual grants to non-employee directors. Only ISOs and non-qualified options have been issued under the 1995 and 2005 Option plans. Under the 2005 Option Plan, outside directors receive a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The Company granted 9,000 options under this plan as of October 31, 2005 with an exercise price range of $19.33 to $19.83 per share, which equaled the fair value at date of issuance. During fiscal 2005, 10,091 options under the 1995 Option Plan with an option price range of $6.90 to $9.30 per share were exercised. Proceeds to the Company related to the exercise of these options were approximately $93,000.

Effective June 26, 2003, the Company received the surrender of an aggregate of 86,470 stock options issued to officers other than the Chief Executive Officer and Chief Financial Officer of the Company who are reporting officers under Section 16 of the Securities Exchange Act (“Reporting Officers”), and received the surrender of an aggregate of 235,920 stock options issued to employees and other officers of Registrant.

On June 26, 2003, the Company cancelled outstanding stock options surrendered by the reporting officers, excluding the Chief Executive Officer and Chief Financial Officer, and employees of the Company. On December 29, 2003, the Reporting Officers received an aggregate of 56,205 stock options (each received an amount equal to 65% of the stock options surrendered) and the employees and other officers received an aggregate of 188,736 stock options on that date (each received an amount equal to

80% of the stock options surrendered). The new stock options are for ten years from December 29, 2003, and the option exercise price of $9.30 per share on December 29, 2003, was the higher of the fair value of the Company’s stock on June 26, 2003 and December 29, 2003, respectively. The options will vest at the rate of 20% per year commencing December 29, 2003, with the first 20% of options granted vesting on December 29, 2004. There was no compensation expense associated with the above transactions.

Under the 1985 Stock Option Plan (“1985 Option Plan”), 772,500 options were granted to officers, directors and employees of the Company. The 1985 Option Plan expired on October 31, 1995, except for the outstanding options at that date. At October 31, 2005, any outstanding options under the 1985 Option Plan have expired and are thereby cancelled.

Transactions and shares available under the Option Plans were as follows:

	1985 Option Plan	1995 Option Plan	2005 Option Plan	Total Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at October 31, 2002 (322,237 options exercisable)	54,545	599,750		654,295	$16.10-51.00	$29.21
Granted at fair value	—	16,500		16,500	$6.90-13.85	$8.24
Exercised	—	—		—	—	—
Forfeited/Cancelled	—	(439,090)		(439,090)	$6.90-51.00	$28.39
Outstanding at October 31, 2003 (144,805 options exercisable)	54,545	177,160		231,705	$6.90-51.00	$29.28
Granted at fair value	—	358,362		358,362	$9.30-11.74	$9.49
Exercised	—	—		—	—	—
Forfeited/Cancelled	(12,500)	(15,455)		(27,955)	$8.70-51.00	$16.46
Outstanding at October 31, 2004 (153,361 options exercisable)	42,045	520,067	—	562,112	$6.90-51.00	$17.30
Granted at fair value	—	—	9,000	9,000	$19.33-19.83	$19.49
Exercised	—	(10,091)	—	(10,091)	$6.90- 9.30	$9.18
Forfeited/Cancelled	(42,045)	(35,141)	—	(77,186)	$8.70-51.00	$17.22
Outstanding at October 31, 2005 (187,475 options exercisable)	—	474,835	9,000	483,835	$6.90-51.00	$17.30

	For the Year Ended
	October 31, 2005	October 31, 2004	October 31, 2003
Weighted average fair value of options granted during period	$13.20	$6.62	$5.68
Weighted average exercise price of options exercised during period	$19.49	$9.49	$8.24

The following table summarizes information about stock options outstanding at October 31, 2005:

Range of Exercise Prices	Number of Options Outstanding at October 31, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Options Outstanding	Number of Options Exercisable at October 31, 2005	Weighted Average Exercise Price of Options Exercisable
$ 6.90-13.85	321,975	8.16	$9.45	66,615	$9.41
13.86-20.88	9,400	9.24	19.55	400	20.88
20.89-27.44	18,080	3.22	26.31	17,880	26.36
27.45-34.76	104,380	5.42	32.13	73,180	32.06
34.77-38.75	12,000	2.05	38.75	12,000	38.75
38.76-51.00	18,000	2.52	47.17	17,400	47.03
$ 6.90-51.00	483,835	7.04	$17.30	187,475	$25.26

During 2005, 2004 and 2003, the Company issued 86,379, 154,036 and 234,470 shares, respectively, from treasury to fund the Company’s 401(k) Savings and Employee Stock Ownership Plan contribution.

On February 4, 2005, Borden Holdings LLC (“Borden”) sold substantially all of the Company’s common stock owned by it to a group of affiliated purchasers, led by Third Point LLC (“Third Point”). Prior to this sale, Borden owned approximately 25.8% of the Company’s common stock. In connection with this sale, the Company entered into an agreement with Third Point and J. Brendan Barba, the Company’s Chairman, President and Chief Executive Officer, concerning certain governance and other matters affecting Third Point, Mr. Barba and the Company. Among other things, the Agreement requires the Company and Mr. Barba to take all actions under their control to cause, depending on the percentage of stock ownership of the Company by Third Point and its affiliated purchasers, up to two persons designated by Third Point to be appointed and elected to the Company’s Board of Directors following delivery of a notice to the Company and to Mr. Barba exercising such right to designate. In addition, the Agreement provides the Third Point affiliated purchasers with certain registration rights in respect of their stock in the Company that are substantially similar to the registration rights held by Borden.

The Company’s Board of Directors may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(10)   PENSIONS AND RETIREMENT SAVINGS PLAN:

The Company sponsors various retirement plans for most full-time employees. Total expense for these plans for 2005, 2004 and 2003 was $3,012,000, $3,398,000, and $3,303,000, respectively. The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its foreign locations.

Employees of the Company in the United States who have completed one year of service and are over the age of 21 (with the exception of those employees covered by a collective bargaining agreement at its California facility) may participate in a 401(k) Savings and Employee Stock Ownership Plan (the “Plan”). The Plan is required to be primarily invested in the common stock of the Company. The Company uses shares currently held in treasury for contributions to the Plan.

Effective January 1, 2001, the Company began contributing annually shares equal to 1% of a participant’s compensation for the Plan year and matched 100% of the first 3% and 50% of the following 2% of each participant’s 401(k) contribution with a maximum of 5% of the participant’s annual compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company’s common stock is valued at the first ten business days of the month of February following the close of each Plan year. In 2005, 2004 and 2003, 86,379, 154,036, and 234,470 shares of Treasury Stock, respectively, were contributed. The Company has expensed approximately $1,816,000, $1,815,000, and $1,785,000 in 2005, 2004 and 2003, respectively, for the contributions under the Plan.

The Company also sponsors defined contribution plans at selected foreign locations. The plans cover full time employees and provide for employer contributions of between 2% and 6.5% of salary or a percentage of employee contributions. The Company’s contributions related to these plans for 2005, 2004 and 2003 totaled approximately $50,000, $44,000 and $273,000, respectively.

The Company also has defined benefit plans in its Canadian and Holland locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service, as defined. The Company funds these plans in amounts actuarially determined or in accordance with the funding requirements of local law and regulations.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on an October 31 measurement date):

	October 31,
	2005	2004
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$21,309	$18,493
Service cost	1,138	844
Interest cost	1,087	836
Employee contributions	515	473
Benefits and expenses paid	(2,066)	(77)
Curtailments	—	—
Settlements	—	(2,149)
Plan amendments	343	—
Transfers	—	843
Actuarial losses	2,298	104
Foreign currency exchange rate impact	(1,318)	1,942
Pension benefit obligation at end of year	$23,306	$21,309
Change in plan assets:
Fair value of plan assets at beginning of year	$18,514	$13,259
Company contributions	1,445	3,387
Employee contributions	515	473
Benefit and expense payments	(2,066)	(77)
Settlements	—	(2,149)
Return on plan assets	(259)	1,244
Transfers	—	843
Foreign currency exchange rate impact	(991)	1,534
Fair value of plan assets at end of year	$17,158	$18,514
Funded status and accrued pension cost:
Funded status of the plans	$(6,148)	$(2,795)
Unrecognized net actuarial gain	1,613	(2,043)
Unrecognized prior service cost	916	623
Unrecognized net transition obligation (asset)	—	—
Net pension liability recognized	$(3,619)	$(4,215)
Amounts recognized in the consolidated balance sheets consist of::
Other long-term liabilities	$(4,793)	$(4,860)
Long-term asset	773	454
Accumulated other comprehensive income	401	191
Net amount recognized	$(3,619)	$(4,215)

The settlements in fiscal 2004 relate to the voluntary and involuntary termination of plan participants in FIAP resulting in payments of lump sum benefits under the Italian termination indemnity program.

The following summarizes the accumulated benefit obligation (“ABO”) in excess of plan assets:

	October 31,
	2005	2004
	(in thousands)
ABO at end of year	$21,915	$20,281
Projected benefit obligation at end of year	23,306	21,309
Fair value of plan assets at end of year	17,158	18,514
Unfunded ABO at end of year	4,757	1,767
Accrued pension liability at end of year	(3,619)	(4,215)
Additional minimum liability	(1,174)	(645)
Long-term asset	773	454
Accumulated other comprehensive income	401	191

Investment Policy:

It is the objective of the plan sponsors to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The overall expected long-term rate of return on plan assets has been based on the expected return of equities, bonds and real estate based on the current asset allocation. The following table presents the target allocation of pension plan assets for fiscal 2006 and the weighted average actual asset allocations as of October 31, 2005 and 2004:

	October 31,		Target
	2005	2004	Allocation
Equity securities	42%	37%	42%
Debt securities	48%	53%	48%
Real estate	9%	9%	9%
Other	1%	1%	1%
Total	100%	100%	100%

The Company expects to contribute a total of approximately $1.5 million to its foreign defined benefit plans during fiscal 2006.

The expected benefit payments for foreign defined benefit plans for each fiscal year ending October 31 are as follows:

(in thousands)
2006	$60
2007	103
2008	109
2009	189
2010	234
Next 5 fiscal years and thereafter	1,480

The components of the net periodic pension costs for the foreign defined benefit plans are as follows:

	For the Year Ending October 31,
	2005	2004	2003
	(in thousands)
Service cost	$1,665	$1,334	$1,497
Interest cost	1,087	836	916
Expected return on assets	(1,122)	(822)	(784)
Employee contributions	(527)	(490)	(466)
Amortization of net actuarial gain	(20)	(178)	(223)
Amortization of prior service cost	63	48	44
Other	—	—	22
Net periodic pension cost	1,146	728	1,006
Curtailments	—	—	—
Settlements	—	811	239
Total expense	$1,146	$1,539	$1,245

The assumptions used, shown based on a weighted average, in determining the status of the foreign pension plans at October 31, 2005, 2004 and 2003, were as follows:

	October 31,
	2005	2004	2003
Discount rate	4.4%	5.3%	4.8%
Salary progression rate	2.7%	2.8%	2.5%
Long-term rate of return	5.6%	5.4%	5.4%

(11)   OTHER INCOME (EXPENSE):

For the years ended October 31, 2005, 2004 and 2003, other income (expense), net on the consolidated statements of operations consists of the following:

	October 31,
	2005	2004	2003
	(in thousands)
Foreign currency transaction gains (losses), net	$621	$(1,039)	$(2,383)
Interest income	158	51	25
Interest income related to tax refund settlement	—	486	—
Other, net	485	80	125
Total	$1,264	$(422)	$(2,233)

(12)   INCOME TAXES:

The provision for income taxes for continuing operations is summarized as follows:

	Year Ended October 31,
	2005	2004	2003
	(restated)
	(in thousands)
Current:
Federal and State	$1,803	$372	$1,145
Foreign	3,043	1,610	2,146
	4,846	1,982	3,291
Deferred:
Federal and State	10,474	4,605	2,682
Foreign	(51)	487	5,763
	10,423	5,092	8,445
Total provision for income taxes for continuing operations	$15,269	$7,074	$11,736

Undistributed earnings of the Company’s foreign subsidiaries of approximately $8.8 million, $16.5 million and $12.9 million for 2005, 2004 and 2003, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings. It is not practicable to determine the tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

The American Jobs Creation Act (“the Act”) was signed into effect on October 22, 2004. The Act includes a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily permitting certain dividends received from controlled foreign subsidiaries to be eligible for an 85% dividends-received deduction. The Company has elected to take this special one-time deduction for dividends received during the year ending October 31, 2005. In accordance with the Act and the Company’s Domestic Reinvestment Plans, a total of $33.2 million has been repatriated from AEP Industries (NZ) Limited, a New Zealand company, and AEP Canada Inc., a Canadian company. The Company recorded an income tax expense of $3.9 million less foreign tax credits of $0.5 million related to the repatriations which have been recognized in the accompanying financial statements.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided, if necessary, in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2005 and 2004 are as follows:

	October 31,
	2005	2004
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$1,482	$1,345
Inventories	848	733
Alternative minimum tax credits carryforwards	2,488	—
Vacation and bonus accruals	—	1,200
Net operating loss carryforwards	34,480	35,343
Alternative minimum tax credits carryforwards	—	5,647
Capital loss carryforwards	5,740	5,696
Foreign tax credits carryforwards	4,496	2,917
Accrued employee benefits	72	588
Capitalized debt issuance costs	—	923
Other	1,382	926
Total gross deferred tax assets	50,988	55,318
Valuation allowance	(41,361)	(32,073)
Total net deferred tax asset	9,627	23,245
Deferred tax liabilities:
Depreciation	(13,414)	(15,940)
Accrued employee benefits	(259)	(208)
Other	—	(1,301)
Total gross deferred tax liabilities	(13,673)	(17,449)
Net deferred tax (liability) asset	$(4,046)	$5,796

The Company reduced goodwill by approximately $1.4 million each year in fiscal 2005, fiscal 2004 and fiscal 2003 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging (“BGP”) business in fiscal 1996.

The net change in the valuation allowance from October 31, 2004 to October 31, 2005 was an increase of $9.3 million. The change included an increase of $4.5 million relating to foreign tax credit carryforwards and an increase of $4.8 million relating to expiring or relinquished foreign net operating losses and other foreign carryforwards. The net change in the valuation allowance from October 31, 2003 to October 31, 2004 was an increase of $3.3 million. The change included an increase of $4.6 million relating to U.S. capital loss carryforwards and a decrease of $1.3 million relating to expiring or relinquished U.S. and foreign net operating losses and other foreign carryforwards.

At October 31, 2005, the Company has approximately $129.6 million of total net operating losses.  Of this amount, $107.3 million relates to foreign net operating losses and $22.3 million relates to state net operating losses in the United States.  Of the foreign net operating losses, $33.6 million expire in the years 2006 through 2010, and $73.7 million can be carried forward indefinitely. The state net operating losses expire in the years 2006 through 2017. At October 31, 2005, the Company has approximately $14.6 million of capital loss carryforwards, which expire in the years 2006, 2008 and 2010.  Additionally, there is a capital loss carryforward of $0.3 million that has an indefinite carryforward period.  Approximately $4.5 million of foreign tax credits remained at October 31, 2005, which expire in the years 2012, 2013 and 2015. Approximately $2.5 million of alternative minimum tax credits remained at October 31, 2005 which can be carried forward indefinitely as a credit against regular tax liability. The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose.   Management believes that it is more likely than not that the Company’s deferred tax assets, net of exisiting valuation allowances, at October 31, 2005 will be realized.

A reconciliation of the provision (benefit) for income taxes on income (loss) from continuing operations to that which would be computed at the statutory rate of 35% in 2005 and 34% in 2004 and 2003 is as follows (fiscal 2004 amounts have been restated as discussed in Note 2):

	Year Ended October 31,
	2005	2004	2003
	(restated)
	(in thousands)
Provision (benefit) at statutory rate	$6,190	$4,094	$(6,254)
State tax provision, net of federal tax benefit	488	495	250
Other foreign taxes	278	233	188
Repatriation of foreign earnings	3,899	0	0
Foreign branch earnings	(553)	(143)	(221)
Excludable income	(56)	(249)	1,771
Foreign and U.S. Federal tax rate changes	386	135	(2)
Increase in valuation allowance	5,762	840	13,145
Effect of non-U.S. operations taxed at rates different than U.S. federal statutory rate	3	27	158
Effect of intercompany income for which no foreign benefit is provided	783	1,217	1,434
Domestic tax credits	(2,071)	(45)	(243)
Other, net	160	470	1,510
Provision for income taxes from continuing operations	$15,269	$7,074	$11,736

Cash paid for income taxes, including taxes paid by the discontinued operations, during fiscal 2005, 2004 and 2003 was approximately $5.4 million, $3.7 million and $2.0 million, respectively.

(13)   LEASE COMMITMENTS:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through February 28, 2015. Rental expense under all leases was $7.0 million, $8.5 million and $7.6 million for fiscal 2005, 2004 and 2003, respectively.

Under the terms of capital leases and noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the fiscal years ending October 31,	Capital Leases	Operating Leases	Total Commitment
	(amounts in thousands)
2006	$1,606	$6,367	$7,973
2007	1,606	4,241	5,847
2008	759	2,476	3,235
2009	78	1,532	1,610
2010	15	1,053	1,068
Thereafter	—	3,246	3,246
Total minimum lease payments	4,064	$18,915	$22,979
Less: Amounts representing interest	393
Present value of minimum lease payments	3,671
Less: Current portion of obligations under capital leases	1,375
Long-term portion of obligations under capital leases	$2,296

Included in property, plant and equipment in the consolidated balance sheets is the following:

	October 31,
	2005	2004
	(amounts in thousands)
Machinery and equipment leased under capital leases	$6,764	$4,713
Less: Accumulated depreciation	2,202	989
Net machinery and equipment leased under capital leases	$4,562	$3,724

During fiscal 2005 and 2003, the Company entered into two capital leases totaling $2.5 million and $4.0 million, respectively, related to manufacturing equipment. The current portion of these lease obligations is contained in accrued liabilities and the long-term portion is contained in long-term liabilities in the consolidated balance sheets.

Net interest paid as part of the capitalized lease obligations was approximately $332,000, $283,000 and $194,000 during 2005, 2004 and 2003, respectively.

(14)   COMMITMENTS AND CONTINGENCIES:

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

Contingencies:

In fiscal 2001, the European Commission served the Company’s Netherlands subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company has cooperated with the European Commission in its investigation. The Company’s last written communication with the European Commission was in January 2002. At this time, no litigation is pending against the Company involving this matter, and the Company is not in a position to predict the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company’s Netherlands subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

In February 2004, the Company’s New Zealand subsidiary was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest, and which interest was sold in May 2003. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. The Company has referred this matter to the insurance carriers that it believes are responsible to defend and indemnify its New Zealand subsidiary for the alleged liability. The insurance carriers have agreed to defend the claims subject to reservations of rights. The Company also believes it may be entitled to indemnification under various agreements. Based on developments to date, the Company believes that the outcome of this matter will not have a material adverse effect on its financial position, results of operations, or liquidity.

Employment Contracts:

On May 9, 2005, the Company entered into employment agreements with each of the following executives of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements are effective as of November 1, 2004 and have an initial term of three years and will be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. Other terms of the Agreement include terms dealing with termination and the rights of the executive to payments following termination under certain circumstances and upon a change of control, confidentiality, non-competition, non-solicitation and related agreements, as well as other provisions frequently found in executive agreements. The agreements are as follows:

Mr. Barba is Chairman of the Board of Directors, President and Chief Executive Officer of the Company. He shall receive a base salary of $698,000 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Feeney is Executive Vice President, Finance and Chief Financial Officer of the Company and a director of the Company. He shall receive a base salary of $334,000 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Powers is Executive Vice President, Sales and Marketing for the Company. He shall receive a base salary of $262,545 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. David Cron is Executive Vice President, Manufacturing, North America/Europe for the Company. He shall receive a base salary of $252,350 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Vegliante is Executive Vice President, Operations for the Company. He shall receive a base salary of $236,595 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Robert Cron is Executive Vice President of National Accounts for the Company. He shall receive a base salary of $228,348 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Noll is Vice President, Controller, Secretary and a director of the Company. He shall receive a base salary of $171,037 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Commencing each November 1 during the term of the employment contract, each of the executives discussed above is entitled to a base salary increase approved by the Board of Directors.

(15)   QUARTERLY FINANCIAL DATA (UNAUDITED):

During fiscal 2005, the Company committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited and AEP Industries (NZ) Limited, and AEP Belgium. As a result, prior year quarterly amounts related to these operations have been reclassified to discontinued operations and are included as such in the amounts below. Additionally, the Company restated the quarterly financial data for the period ended July 31, 2004 to correct an error relating to income taxes. See Note 2 for further discussion.

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2005
Net sales	$171,373	$179,172	$179,398	$202,781
Gross profit	$28,277	$30,199	$40,227	$35,230
(Loss) income from continuing operations	$(694)	$(5,873)	$5,161	$3,824
Discontinued operations	$(5,803)	$(31,831)	$(479)	$(14,927)
Net (loss) income	$(6,497)	$(37,704)	$4,682	$(11,103)
Basic Earnings (Loss) per Common Share:
Income/(loss) from continuing operations	$(0.08)	$(0.69)	$0.60	$0.45
Loss from discontinued operations	$(0.69)	$(3.74)	$(0.06)	$(1.75)
Net (loss) income per common share	$(0.77)	$(4.43)	$0.55	$(1.30)
Diluted Earnings (Loss) per Common Share:
Income/(loss) from continuing operations	$(0.08)	$(0.69)	$0.60	$0.44
Loss from discontinued operations	$(0.69)	$(3.74)	$(0.06)	$(1.72)
Net (loss) income per common share	$(0.77)	$(4.43)	$0.54	$(1.28)
2004 (restated)
Net sales	$134,750	$151,466	$154,727	$167,285
Gross profit	$25,012	$30,835	$28,706	$32,333
(Loss) income from continuing operations	$(1,218)	$1,609	$(1,823)	$6,399
Discontinued operations	$412	$(2,402)	$(10,749)	$(10,761)
Net loss	$(806)	$(793)	$(12,572)	$(4,362)
Basic Earnings (Loss) per Common Share:
Income/(loss) from continuing operations	$(0.15)	$0.19	$(0.22)	$0.76
Income (loss) from discontinued operations	$0.05	$(0.29)	$(1.28)	$(1.28)
Net loss per common share	$(0.10)	$(0.10)	$(1.50)	$(0.52)
Diluted Earnings (Loss) per Common Share:
Income/(loss) from continuing operations	$(0.15)	$0.19	$(0.22)	$0.76
Income (loss) from discontinued operations	$0.05	$(0.29)	$(1.28)	$(1.28)
Net loss per common share	$(0.10)	$(0.09)	$(1.50)	$(0.52)

Earnings per share are computed independently for each of the quarters presented.

(16)   SEGMENT INFORMATION:

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe. Parts of the

Company’s former Pacific operations and European operations have been classified as discontinued operations.

Income from operations includes all costs and expenses directly related to the geographical area. Identifiable assets are those used in each segment’s operations.

The segment assets reported within the Pacific operations in fiscal 2005 primarily represent the land and building facilities located in Sydney, Australia. See Note 21 for further discussion.

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of, and for the years ended October 31, 2005, 2004 and 2003, respectively, is as follows:

	North America				Discontinued
	United States	Canada	Europe	Pacific	Operations	Total
2005
Sales—external customers	$582,085	$51,188	$99,451	$—	$—	$732,724
Intersegment sales	23,590	4,491	—	—	—	28,081
Gross profit	113,860	10,018	10,055	—	—	133,933
Operating income (loss) from continuing operations	40,531	4,807	(251)	(141)	—	44,946
Interest income	34	40	21	63	—	158
Interest expense	27,364	124	1,032	3	—	28,523
Depreciation and amortization	13,406	1,006	4,966	56	—	19,434
Provision for income tax	13,843	1,426	—	—	—	15,269
Net income (loss)	3,073	2,341	(3,058)	62	(53,040)	(50,622)
Provision for losses on accounts receivable and inventories	900	113	153	—	—	1,166
Segment assets	208,540	21,169	56,758	7,962	16,894	311,323
Capital expenditures	12,139	39	965	—	—	13,143

	North America				Discontinued
	United States	Canada	Europe	Pacific	Operations	Total
2004—Restated
Sales—external customers	$481,472	$45,308	$81,448	$—	$—	$608,228
Intersegment sales	18,488	3,460	31	—	—	21,979
Gross profit	99,435	10,783	6,668	—	—	116,886
Operating income (loss) from continuing operations	30,374	5,884	(201)	—	—	36,057
Interest income	15	4	32	—	—	51
Interest expense	22,635	18	941	—	—	23,594
Depreciation and amortization	14,585	1,109	4,550	—	—	20,244
Provision (benefit) for income tax	5,227	1,873	(26)	—	—	7,074
Net income (loss)	5,392	3,167	(3,592)	—	(23,500)	(18,533)
Provision for losses on accounts receivable and inventories	600	9	(1,453)	—	—	(844)
Segment assets	202,645	27,106	64,039	9,051	149,109	451,950
Capital expenditures	6,945	388	823	—	—	8,156

	North America				Discontinued
	United States	Canada	Europe	Pacific	Operations	Total
2003
Sales—external customers	$418,021	$44,076	$96,399	$—	$—	$558,496
Intersegment sales	18,472	3,911	576	—	—	22,959
Gross profit	85,032	10,042	7,125	—	—	102,199
Operating income (loss) from continuing operations	20,755	4,739	(17,243)	—	—	8,251
Interest income	24	1	—	—	—	25
Interest expense	23,362	333	718	—	—	24,413
Depreciation and amortization	15,654	1,081	5,858	—	—	22,593
Provision for income tax	3,826	1,291	6,619	—	—	11,736
Net income (loss)	(7,146)	2,198	(25,183)		4,613	(25,518)
Provision for losses on accounts receivable and inventories	750	5	3,524	—	—	4,279
Segment assets	204,958	19,156	72,352	14,098	147,154	457,718
Capital expenditures	6,744	213	2,705	—	—	9,662

No single customer accounted for more than 10% of sales in any year.

(17)   ACCUMULATED OTHER COMPREHENSIVE LOSS:

Comprehensive income (loss) includes net income (loss) plus all other changes in equity related to foreign currency translation adjustments, pension plan minimum liability and unrealized gains and losses from derivative instruments. The accumulated balances at October 31, related to each component of accumulated other comprehensive loss are as follows:

	2005	2004	2003
	(in thousands)
Foreign currency translation adjustments	$(4,774)	$(12,011)	$(24,588)
Unrealized loss on cash flow hedges	—	(70)	(91)
Pension plans minimum liability	(401)	(191)	(919)
	$(5,175)	$(12,272)	$(25,598)

(18)   RELATED PARTY TRANSACTIONS:

In connection with the acquisition of the Borden Global Packaging business, the Company and Borden, Inc., a major shareholder of the Company, entered into a Governance Agreement, dated as of June 20, 1996, with respect to certain matters relating to the corporate governance of the Company. The Governance Agreement provides that the Board of Directors shall initially consist of ten members. Borden is entitled to designate four persons to serve on the Board, subject to reduction in the event that Borden’s stockholdings are reduced below 25% of the outstanding common stock of the Company, and to participate in the selection of one independent director so long as Borden’s stockholdings remain greater than 10%. Apollo Management, L.P. is the indirect owner of Borden. The Governance Agreement also provides that Borden will have certain rights to designate directors to serve on specified committees of the Board of Directors, that the approval of a number of directors that represent at least 66 2/3% of the total number of directors will be required on certain specific Board actions, and that as long as Borden owns 25% or more of the Company’s outstanding shares, a Borden-designated director must be part of the 66 2/3% majority. The Governance Agreement also provides Borden with preemptive rights to purchase additional shares (with certain specified exceptions) in order to maintain its percentage ownership of the Company’s outstanding shares so long as Borden holds at least 20% of the Company’s outstanding shares. On February 4, 2005, Borden Holdings LLC sold substantially all of the Company’s common stock owned by it to a group of affiliated purchasers, led by Third Point LLC (“Third Point”). See Note 9 for further discussion.

There were no transactions between the Company and Borden during fiscal years 2005, 2004 and 2003.

During 2005, 2004 and 2003, $347,091, $216,657 and $201,174, respectively, was paid to Warshaw, Burstein, Cohen, Schlesinger and Kuh, LLP the Company’s outside legal firm in which Paul E. Gelbard, a member of the Board of Directors, is a partner.

The Company had a consulting arrangement with Lee Stewart and paid him $7,000 during fiscal 2003. Mr. Stewart is a member of the Board of Directors of the Company.

During 2005, 2004 and 2003, $78,262, $80,549 and $136,142, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer, for the production of the Company’s Annual Report and the production of marketing brochures.

During 2005, 2004 and 2003, $28,582, $28,261 and $22,422, was paid to Omni Products, a company owned by the cousin of the Chief Executive Officer, for printing costs.

(19)   ACQUISITION AND DISPOSALS OF EQUITY INTERESTS AND PROPERTY:

On October 1, 2003, the Company completed the sale of its land in North Baddesley, England. Net proceeds from the sale were approximately $6.0 million and the pretax gain recorded was $3.7 million.

On May 14, 2003, the Company’s New Zealand operations sold its 50.1 percent ownership of Rapak Asia Pacific Limited (“Rapak”) to its joint venture partner, DS Smith (UK) Limited and received sale proceeds of $7.5 million, net of expenses. During fiscal 2003, the Company’s share of Rapak’s losses amounted to approximately $1.0 million, which reduced the investment value to $1.6 million. The sale produced a gain of $5.9 million ($3.5 million after tax) and is included in pre-tax income (loss) from discontinued operations in the consolidated statements of operations. See Note 21.

(20)   LIQUIDATION OF FABBRICA ITALIAN ARTICOLI PLASTICI SpA

On September 22, 2003, the Board of Directors of the Company’s Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA (“FIAP”), because of its continued losses.

FIAP manufactured flexible packaging, primarily thin PVC film for twist wrapping and general over wrap. The Company does not believe the activities of FIAP represent a separate major line or component of its business or separate class of customers as production and sale of similar products were done in other AEP European facilities. The Company’s other facilities continued to produce products for and supply some of FIAP’s customers. As a result, the Company has not recorded the losses associated with the shut down as a discontinued operation and has included the losses in operating expenses in its consolidated statements of operations.

The following is a summary of the reserves still remaining at October 31, 2005, and included in accrued expenses in the consolidated balance sheets:

	Balance at October 31, 2004	Payments	Foreign Exchange	Balance at October 31, 2005
	Amounts in thousands
Reserve for non-compete agreements	$116	$(60)	$(8)	$48
Reserve for other costs	314	—	(18)	296
Total Reserves	$430	$(60)	$(26)	$344

During the fourth quarter of fiscal 2003, the Company recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP based on its best estimates in establishing asset impairments, allowances and asset write downs and reserves needed as a result of the voluntary liquidation of FIAP as follows:

	Provision Charged to expense in fiscal 2003	Costs paid in fiscal 2003	Balance at October 31, 2003	Payments/ Utilization	Reversal of provision	Other(d)	Balance at October 31, 2004
	Amounts in thousands
Accounts receivable impairment(a)	$2,360		$2,360	$(909)	$(1,451)	$—	$—
Inventories impairment(b)	232		232	(174)	(58)	—	—
Reserve for subsidiary shutdown:(c)
Machinery and equipment impairment	5,769		5,769	(5,769)	—	—	—
Other current assets impairment	160		160	(160)	—	—	—
Reserve for employee termination costs	3,112	$(2,017)	1,095	(1,243)	—	148	—
Reserve for agent contracts	725		725	(482)	—	(243)	—
Reserve for customer claims	580		580	—	(450)	(130)	—
Reserve for non-compete agreements	—		—	(136)	—	252	116
Reserve for other costs	348		348	(176)	(62)	204	314
Subtotal	10,694	(2,017)	8,677	(7,966)	(512)	231	430
Total shut down provision	$13,286	$(2,017)	$11,269	$(9,049)	$(2,021)	$231	$430

(a)           Provision and reversal recorded in general and administrative expense in the consolidated statements of operations.

(b)          Provision and reversal recorded in cost of sales in the consolidated statements of operations.

(c)           Provision and reversal recorded in subsidiary impairment of FIAP in the consolidated statements of operations.

(d)          Includes effects of foreign exchange fluctuation.

The Company has two non-compete agreements outstanding at October 31, 2005. The last payment is expected to be made on September 30, 2006, in accordance with the non-compete agreements.

Other costs relate to litigation claims made against the Company and represent the Company’s best estimate of settlement costs.

The Company expects to incur additional expenses in fiscal 2006. These expenses relate to the salaries of contracted people who will assist in the sale of the land and building, security costs, liquidator costs, legal fees, accounting fees and any additional costs that may arise. The Company estimates at October 31, 2005, these costs to be approximately $0.1 million during fiscal year 2006.

The liquidation of FIAP was considered completed at October 31, 2004, except for selling the land and building. At the completion of the sale of the FIAP land and building, which is expected in the first quarter of fiscal 2006 with the receipt of the final monies on the contract, the Company expects to charge operations for the accumulated translation adjustment component of FIAP’s equity in accordance with SFAS No. 52, “Foreign Currency Translation”. At October 31, 2005, the FIAP accumulated translation loss included in accumulated other comprehensive loss was approximately $8.6 million.

The following information summarizes the results of operation of FIAP, included in the consolidated statements of operations:

	For The Year Ending October 31,
	2005	2004	2003
	Amounts in thousands
Net sales	$—	$1,962	$25,506
Gross (loss) profit	—	(350)	922
Operating loss before reserves and reversals	(1,263)	(1,478)	(4,491)
(Reserves) /reversals of reserves	—	2,021	(13,286)
Operating (loss) income	(1,263)	543	(17,777)
Net (loss) income	$(1,257)	$606	$(18,093)

Assets held for sale

Assets held for sale include land and buildings for the FIAP location with a book value of $5.6 million. On May 31, 2005, the Company signed a contract to sell the land and building for approximately $7.5 million, before costs to sell and received a 20% deposit which it has recorded in accrued liabilities. Consummation of the contract occurred on January 13, 2006. The Company expects to record a gain on the transaction during the first quarter of fiscal 2006.

Also included in assets held for sale are the land and building of the Company’s Edmonton (Canada) plant. During July of 2005, management decided to shut down the operations of its Edmonton plant and placed the land and building for sale. Fair value is based on estimated proceeds from the sale of the Edmonton land and building utilizing data obtained from a commercial real estate broker less costs to sell. The book value of the Edmonton land and building at October 31, 2005, is $0.7 million and no gain or loss is expected. The sale is expected to be completed within one year.

(21)   DISCONTINUED OPERATIONS

Spain

In July 2004, the Company’s management approved a plan to dispose of its Spanish subsidiary, a component of the Company’s European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, during the fourth quarter of 2004, the Company recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million in which it was all paid during fiscal 2005. Additionally, there was a reserve for lease termination costs at October 31, 2004 totaling $1.2 million. A final agreement with the lessor was reached in February 2005 for $0.7 million which will be paid equally over the remaining months ending in November 2006. An amount of $0.5 million had been reversed into the statement of operation during fiscal 2005 and is reflected in gain from disposition from discontinued operations in the consolidated statement of operations. The Company recognized an additional $0.3 million of charges to reduce deposits to estimated realizable value. The Company has also reached an agreement with certain suppliers on full and final settlement of balances existing at the time the Spanish subsidiary filed for liquidation. Settlements ranged from 30% to 40% of the original balance. The Company has recorded $1.4 million of income related to the settlement with the suppliers in gain from disposition from discontinued operations in the fiscal 2005 consolidated statement of operations.

The Company’s management committed to a plan during the six months ended April 30, 2005 to divest five of its foreign subsidiaries: AEP Industries Packaging France, Termofilm SpA, AEP Bordex BV, AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited.

France

On February 10, 2005, the Company completed the disposition of AEP Industries Packaging France, a component of the Company’s European segment that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. During fiscal 2005, the Company recorded an impairment loss on the assets of the French company totaling $3.9 million, including approximately $2.0 million of accumulated translation losses, and is included in pre-tax loss from discontinued operations on the fiscal 2005 consolidated statement of operations.

Termofilm—Italy

On March 25, 2005, the Company sold all of its equity interest in Termofilm SpA, an Italian subsidiary and component of the Company’s European segment that manufactured polyolefin shrink films, for approximately $1.8 million. The Company received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. During fiscal 2005, the Company recorded an impairment loss on the assets of Termofilm totaling $0.6 million, including a full allowance on the note and approximately $0.2 million of accumulated translation losses, and is included in pre-tax loss from discontinued operations on the fiscal 2005 consolidated statement of operations.

Pacific

On May 2, 2005, the Company completed its sale of certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited, (collectively, the “Pacific operations”), to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The Company also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at May 2, 2005. The bank borrowings were repaid by the Company on May 2, 2005 with the cash proceeds received from the sale. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted back to the buyers of the Pacific operations in repayment of the cash advance. At October 31, 2005 approximately $0.1 million remains to be collected of the trade receivables and remitted back to the buyers of the Pacific operations. The unpaid balance of the advance is due in May 2006. The final balance sheet audits of the Pacific operations resulted in an additional $586,000 of proceeds to the Company, which were received in August of 2005 and included as part of the impairment loss calculation related to the Pacific operations discussed below.

The sale of the Pacific operations excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The carrying value of the property at October 31, 2005 is $7.3 million and is included in property, plant and equipment on the consolidated balance sheets. The Australian buyer will occupy this property rent free for a period which will not exceed 1 1/2 years after which the buyer will either lease or vacate the property.

The Company recorded impairment losses of $29.0 million during the second quarter ended April 30, 2005, related to the Pacific operations which included $1.1 million for the value of the free rent (discussed above) and approximately $2.6 million of accumulated foreign currency translation losses related to the New Zealand operations which are included in the pre-tax loss from discontinued operations. The Company paid approximately $1.3 million related to stay bonuses, commissions and severance to certain employees of the Pacific companies which were recorded through discontinued operations in the third quarter of fiscal 2005. The Company has not recorded a tax benefit for the impairment loss of the Pacific operations as management believes it is more likely than not that the Company’s tax benefits will not be realized.

The accumulated foreign currency translation gains of the Company’s Australian subsidiary of approximately $2.4 million have not been reclassed into the statement of operations in accordance with SFAS No. 52, Foreign Currency Translation, as the sale of the assets and liabilities of the Australian subsidiary did not constitute a substantial liquidation of its investment in Australia due to the Company’s retention of the land and building located in Sydney, Australia. The carrying value of this land and building at October 31, 2005 is $7.3 million. The Company expects to reclass the accumulated foreign currency translation gains into the statement of operations upon the sale of the land and building in Sydney.

Bordex

The Company committed to a plan to dispose of its Bordex (Holland) subsidiary in the second quarter of fiscal 2005. In September 2005 the Company signed a letter of intent to sell the shares of Bordex to its management for approximately $1.0 million in cash. The closing is expected to occur by April 2006. The Company has recognized an impairment loss of $1.7 million, including $1.3 million of accumulated foreign currency translation losses, which is included in the pre-tax loss from discontinued operations on the fiscal 2005 statement of operations. The impairment losses have been allocated to the assets of Bordex at October 31, 2005 as follows: goodwill ($0.1 million), other long-term assets ($1.1 million), inventories ($0.2 million) and accounts receivables ($0.3 million).

Belgium

During the fourth quarter of fiscal 2005, the Company’s management decided to dispose of its Belgium operations, a component of the Company’s European segment that manufactures specialty film for food packaging, primarily for the cheese market with innerwrap for processed cheese and overwraps for processed and natural cheese. A letter of intent has been signed in which the Company will sell its shares of Belgium to an investor group in exchange for the assumption of all liabilities. The Company has recorded an impairment loss of $13.1 million related to the Belgium operations based upon the impending sale arrangement of the Belgium operations including $4.0 million of accumulated foreign currency translation losses, which is included in the pre-tax loss from discontinued operations on the fiscal 2005 statement of operations.

Condensed financial information related to these discontinued operations is as follows:

For the year ending October 31, 2005	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Net sales	$92	$8,026	$1,880	$42,886	$29,753	$18,122	$23,374	$124,133
Gross profit (loss)	(329)	1,148	467	3,536	2,668	2,627	2,488	12,605
Pre-tax income (loss) from operations before impairment charges	(728)	(270)	21	(1,989)	(2,195)	23	(360)	(5,498)
Impairment charges	—	(3,940)	(635)	(18,721)	(10,272)	(1,738)	(13,100)	(48,406)
Pre-tax (loss) from operations	(728)	(4,210)	(614)	(20,710)	(12,467)	(1,715)	(13,460)	(53,904)
Gain on disposition	1,634	—	—	—	—	—	—	1,634
Provision (benefit) for income taxes	—	—	26	—	806	(62)	—	770
(Loss) income from discontinued operations	$906	$(4,210)	$(640)	$(20,710)	$(13,273)	$(1,653)	$(13,460)	$(53,040)

For the year ending October 31, 2004	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Net sales	$14,563	$25,233	$4,152	$83,649	$52,556	$16,382	$20,782	$217,317
Gross profit	1,596	2,801	1,320	10,089	7,355	2,632	1,814	27,607
Pre-tax income (loss) from operations before impairment charges	(5,707)	(1,340)	235	194	1,571	244	(550)	(5,353)
Impairment charges	(9,862)	—	—	—	—	—	—	(9,862)
Pre-tax income (loss) from operations	(15,569)	(1,340)	235	194	1,571	244	(550)	(15,215)
Loss on disposition	—	—	—	—	—	—	—	—
Provision (benefit) for income taxes	1,556	340	106	5,962	365	28	(72)	8,285
(Loss) income from discontinued operations	$(17,125)	$(1,680)	$129	$(5,768)	$1,206	$216	$(478)	$(23,500)

For the year ending October 31, 2003	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Net sales	$14,461	$24,938	$3,319	$76,040	$46,355	$15,961	$19,903	$200,977
Gross profit	1,337	4,058	1,457	8,603	7,688	2,637	1,595	27,375
Pre-tax income (loss) from operations	(1,270)	(635)	635	223	7,434	257	(1,288)	5,356
Loss on disposition	—	—	—	—	—	—	—	—
Provision (benefit) for income taxes	(796)	(2)	193	(725)	1,005	42	1,026	743
(Loss) income from discontinued operations	$(474)	$(633)	$442	$948	$6,429	$215	$(2,314)	$4,613

Asset and liabilities of the discontinued operations are comprised of the following at October 31, 2005:

	Spain	Australia	New Zealand	Bordex	Belgium	Total
Assets:
Cash	$1,470	$—	$—	$76	$247	$1,793
Accounts receivable	—	59	18	1,715	3,740	5,532
Inventories	—	—	—	1,789	3,395	5,184
Machinery and equipment	1,000	—	—	—	—	1,000
Goodwill	—	—	—	—	—	—
Other assets	336	—	—	—	3,049	3,385
Total Assets	$2,806	$59	$18	$3,580	$10,431	$16,894
Liabilities:
Bank borrowings	$—	$—	$—	$1,957	$310	$2,267
Accounts payable	625	—	—	1,168	1,678	3,471
Accrued expenses	1,029	59	18	740	12,439	14,285
Total Liabilities	$1,654	$59	$18	$3,865	$14,427	$20,023

Asset and liabilities of the discontinued operations are comprised of the following at October 31, 2004:

	Spain	Australia	New Zealand	Bordex	France	Termofilm	Belgium	Total
Assets:
Cash	$1,601	$6	$43	$—	$35	$120	$137	$1,942
Accounts receivable	2,532	16,129	7,146	1,879	4,237	2,010	4,049	37,982
Inventories	342	12,702	9,793	2,011	2,908	807	2,732	31,295
Machinery and equipment	1,000	22,418	23,194	22	3,430	653	7,627	58,344
Goodwill	—	5,140	6,184	102	—	411	—	11,837
Other assets	574	373	1,305	107	1,458	167	3,725	7,709
Total Assets	$6,049	$56,768	$47,665	$4,121	$12,068	$4,168	$18,270	$149,109
Liabilities:
Bank borrowings	$—	$11,114	$8,304	$1,318	$3,536	$—	$1,894	$26,166
Accounts payable	3,973	8,145	4,792	923	2,894	727	1,737	23,191
Accrued expenses	2,866	7,436	6,667	128	3,531	1,475	5,039	27,142
Total Liabilities	$6,839	$26,695	$19,763	$2,369	$9,961	$2,202	$8,670	$76,499

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULES:

II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2005
(in thousands)

	Balance at Beginning of Year	Additions (Reversals) Charged to Operations(a)	Deductions From Reserves	Other	Balance at End of Year
YEAR ENDED OCTOBER 31, 2005:
Allowance for doubtful accounts	$4,712	$1,127	$1,736	$(65)	$4,038
Inventories	$512	$39	$17	$(32)	$502
YEAR ENDED OCTOBER 31, 2004:
Allowance for doubtful accounts	$8,123	$(833)	$2,680	$102	$4,712
Inventories	$1,020	$(11)	$553	$56	$512
YEAR ENDED OCTOBER 31, 2003:
Allowance for doubtful accounts	$5,096	$3,589	$957	$395	$8,123
Inventories	$903	$690	$718	$145	$1,020
Reserve for restructuring	$116	$300	$416	$—	$—

(a)           Includes reversal of provision for accounts receivable and inventories impairment related to the liquidation of FIAP in Fiscal 2004 of approximately $1.5 million.

The above table does not include discontinued operations.

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

AEP INDUSTRIES INC.
Dated: January 30, 2006	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AEP INDUSTRIES INC.
Dated: January 30, 2006	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board, President and Principal Executive Officer
Dated: January 30, 2006	By:	/s/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Principal Financial Officer and Director
Dated: January 30, 2006	By:	/s/ LAWRENCE R. NOLL
Lawrence R. Noll
Vice President, Controller, Secretary and Director Principal Accounting Officer
Dated: January 30, 2006	By:	/s/ KENNETH AVIA
Kenneth Avia
Director
Dated: January 30, 2006	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Director

Dated: January 30, 2006	By:	/s/ FRANK P. GALLAGHER
Frank P. Gallagher
Director
Dated: January 30, 2006	By:	/s/ PAUL E. GELBARD
Paul E. Gelbard
Director
Dated: January 30, 2006	By:	/s/ LEE C. STEWART
Lee C. Stewart
Director

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Page
3(a)

Restated Certificate of Incorporation of the Company as filed April 11, 1997 (incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1997)

3(b)	Second Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated October 27, 2005)
10(a)	2005 Stock Option Plan of the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, No.333-121710)
10(b)	2005 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, No.333-121711)
10(c)

The Employee Profit Sharing and 401(k) Retirement Plan and Trust as adopted March 3, 1993 (incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1993)

10(d)	1995 Stock Option Plan of the Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, No. 33-58747)
10(e)

Lease, dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P. (incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990)

10(f)(1)

Loan and Security Agreement, dated as of November 20, 2001, among the Company, the Congress Financial Corporation, as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K, dated December 5, 2001)

10(f)(2)

Amendment No. 1 to Loan and Security Agreement, dated December 9, 2001, among the Company, Congress Financial Corporation (now known as Wachovia Bank, National Association), as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, dated March 17, 2005)

10(f)(3)

Amendment No. 2 to Loan and Security Agreement, dated July 10, 2002, among the Company, Congress Financial Corporation (now known as Wachovia Bank, National Association), as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, dated March 17, 2005)

10(f)(4)

Amendment No. 3 to Loan and Security Agreement, dated October 16, 2002, among the Company, Congress Financial Corporation (now known as Wachovia Bank, National Association), as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, dated March 17, 2005)

10(f)(5)

Amendment No. 4 to Loan and Security Agreement, dated February 3, 2005, among the Company, Congress Financial Corporation (now known as Wachovia Bank, National Association), as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, dated March 17, 2005)

10(f)(6)

Amendment No. 5 to Loan and Security Agreement, dated February 25, 2005, among the Company, Congress Financial Corporation (now known as Wachovia Bank, National Association), as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, dated March 17, 2005)

10(f)(7)

Amendment No. 6 to Loan and Security Agreement, dated May 12, 2005, among the Company, Congress Financial Corporation (now known as Wachovia Bank, National Association), as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2005)

10(f)(8)

Amendment No. 7 to Loan and Security Agreement, dated October 28, 2005, among the Company, Congress Financial Corporation (now known as Wachovia Bank, National Association), as Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 28, 2005)

10(g)

Agreement, dated as of February 4, 2005, by and among the Company, the Third Point LLC affiliated purchasers and J. Brendan Barba (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated February 4, 2005)

10(h)

Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 9, 2005)

10(i)

Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 9, 2005)

10(j)

Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 9, 2005)

10(k)	Employment Agreement, effective as of November 1, 2004, between the Company and David J. Cron(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 9, 2005)
10(l)

Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 9, 2005)

10(m)

Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 9, 2005)

10(n)

Supplemental Indenture dated as of March 8, 2005, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 10, 2005)

10(o)

Purchase Agreement dated as of March 10, 2005, between the Company and the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 10, 2005)

10(p)

Indenture dated as of March 18, 2005, between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 18, 2005)

10(q)

Registration Rights Agreement dated as of March 18, 2005, between the Company and the security holders named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated March 18, 2005)

10(r)

Asset Sale Agreement, dated April 19, 2005, among AEP Industries (Australia) Pty Limited and AEP Industries (NZ) Limited, as Vendors, Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, as Purchasers and the Company, as Guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 2, 2005)

10(s)

Lease, dated May 2, 2005, between AEP Industries (Australia) Pty Limited, as Landlord, and Flexible Packaging Operations Australia Pty Limited, as Tenant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 2, 2005)

21	List of subsidiaries of AEP Industries Inc. at January 17, 2006
23	Consent of KPMG LLP
24	Power of Attorney (see “Power of Attorney” on signature page)
31	Executive Officers 302 Certifications
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002