Form 10-Q
period 2006-01-31
AEP INDUSTRIES INC
filed 2006-03-13
CIK 785787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 6, 2006 was 8,651,800.

AEP INDUSTRIES INC.

EXHIBIT 11
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31,	October 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,157	$7,508
Accounts receivable, less allowance for doubtful accounts of $3,865 and $4,038 in 2006 and 2005, respectively	73,246	83,004
Inventories, net	69,229	49,617
Deferred income taxes	948	2,328
Other current assets	6,170	5,672
Assets held for sale	4,323	6,322
Assets of discontinued operations	17,489	16,894
Total current assets	188,562	171,345
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $235,400 in 2006 and $232,102 in 2005	117,514	112,698
GOODWILL	16,543	16,888
OTHER ASSETS	9,789	10,392
Total assets	$332,408	$311,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$11,358	$12,480
Accounts payable	56,633	48,388
Accrued expenses	33,361	30,273
Liabilities of discontinued operations	20,845	20,023
Total current liabilities	122,197	111,164
LONG-TERM DEBT	179,759	180,096
DEFERRED TAX LIABILITY	7,523	6,374
OTHER LONG-TERM LIABILITIES	7,263	7,494
Total liabilities	316,742	305,128
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 10,680,824 and 10,653,524 shares issued in 2006 and 2005, respectively	107	107
Additional paid-in capital	98,985	98,340
Treasury stock at cost, 2,100,896 shares in 2006 and 2005	(46,666)	(46,666)
Accumulated deficit	(40,155)	(40,411)
Accumulated other comprehensive income (loss)	3,395	(5,175)
Total shareholders’ equity	15,666	6,195
Total liabilities and shareholders’ equity	$332,408	$311,323

The accompanying notes to the consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2006	2005
NET SALES	$192,760	$171,373
COST OF SALES	154,831	143,096
Gross profit	37,929	28,277
OPERATING EXPENSES:
Delivery	7,943	7,610
Selling	7,614	7,447
General and administrative	6,736	6,442
Total operating expenses	22,293	21,499
OTHER OPERATING INCOME (EXPENSE)
Gain on sales of property, plant and equipment, net	1,423	141
Operating income from continuing operations	17,059	6,919
OTHER INCOME (EXPENSE):
Interest expense	(4,002)	(6,175)
Other, net	(7,539)	(223)
Income from continuing operations before provision for income taxes	5,518	521
PROVISION FOR INCOME TAXES	4,975	1,215
Income (loss) from continuing operations	543	(694)
DISCONTINUED OPERATIONS:
Pre-tax loss from operations	(267)	(5,919)
Income tax provision (benefit)	20	(116)
Loss from discontinued operations	(287)	(5,803)
Net income (loss)	$256	$(6,497)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.06	$(0.08)
Loss from discontinued operations	$(0.03)	$(0.69)
Net income (loss) per common share	$0.03	$(0.77)

	For the Three Months Ended January 31,
	2006	2005
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$256	$(6,497)
Other comprehensive income:
Write-off of accumulated foreign currency translation adjustments	7,986	2,511
Foreign currency translation adjustments	584	2,286
Unrealized gain on cash flow hedges	—	62
Comprehensive income (loss)	$8,826	$(1,638)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended January 31,
	2006	2005
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$256	$(6,497)
Loss from discontinued operations	(287)	(5,803)
Income (loss) from continuing operations	543	(694)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,744	5,016
Write-off of FIAP accumulated foreign currency translation losses	7,986	—
Gain on sales of property, plant and equipment	(1,423)	(141)
LIFO expense	904	9,010
Employee stock ownership plan expense	552	550
Amortization of debt fees and unamortized discount	210	326
Impairment on assets held for sale	125	—
Provision for losses on accounts receivable and inventories	289	331
Change in deferred income taxes	2,874	206
Share-based compensation	245	—
Other	13	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,813	1,978
Increase in inventories	(20,329)	(23,911)
Increase in other current assets	(2,010)	(2,173)
Decrease in other assets	444	363
Increase (decrease) in accounts payable	8,033	(3,176)
Increase (decrease) in accrued expenses	2,514	(11,158)
Increase in other long-term liabilities	87	534
Net cash provided by (used in) operating activities	14,614	(22,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,683)	(3,763)
Net proceeds from dispositions of property, plant and equipment	7,094	108
Net cash used in investing activities	(4,589)	(3,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of credit facility	—	23,504
Repayments of Pennsylvania Industrial Loans	(92)	(90)
Net foreign bank borrowings	(1,633)	(1,721)
Fees paid and capitalized related to amended credit facility	(75)	—
Principal payments on capital lease obligations	(332)	(649)
Proceeds from exercise of stock options	75	—
Proceeds from issuance of common stock	312	294
Net cash (used in) provided by financing activities	(1,745)	21,338
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS
Net cash provided by operating activities	621	375
Net cash provided by (used in) investing activities	32	(2,044)
Net cash provided by financing activities	155	569
Effects of exchange rate changes on cash in discontinued operations	37	(162)
Net cash provided by (used in) discontinued operations	845	(1,262)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	524	(578)
Net increase (decrease) in cash	9,649	(7,096)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,508	9,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,157	$2,275

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2006, the results of operations for the three months ended January 31, 2006 and 2005, and cash flows for the three months ended January 31, 2006 and 2005, have been made. The results of operations for the three months ended January 31, 2006, are not necessarily indicative of the results to be expected for the full year.

The consolidated financial information included herein has been prepared by AEP Industries Inc., without audit, for filing with the U.S. Securities and Exchange Commission pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, intangible assets, assets held for sale, assets and liabilities of discontinued operations, income taxes, leasing arrangements, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005, filed with the U.S. Securities and Exchange Commission on January 31, 2006.

Certain prior period amounts related to the discontinued operations of the Company’s Belgium operations (see Note 12) have been reclassified to conform to the current period’s presentation.

For the three months ended January 31, 2006, the Company has reconciled net income (loss) to net cash provided by (used in) operating activities. For the three months ended January 31, 2005, the Company had previously reconciled net income (loss) from continuing operations to net cash provided by (used in) operating activities. In addition, for the three months ended January 31, 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations and the effect of exchange rate changes on cash in discontinued operations, which in the prior periods were reported on a combined basis as a single amount.

(2)   Earnings Per Share (EPS)

Basic earnings per share (“EPS”) are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2006	2005
Weighted average common shares outstanding:
Basic	8,558,822	8,412,488
Effect of dilutive securities:
Options to purchase common stock	93,544	——
Diluted	8,652,366	8,412,488

At January 31, 2006 and 2005, the Company had 151,960, and 188,805 stock options outstanding, respectively, that could potentially dilute basic earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s stock price. In addition, because of the losses from continuing operations for the three months ended January 31, 2005, the assumed net exercise of 83,253 stock options was excluded, as the effect would have been anti-dilutive.

(3)   Share-Based Compensation

Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting For Stock-Based Compensation,” (“SFAS 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25, described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure.”

On November 1, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments,” (“SFAS 123R”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that are outstanding as of November 1, 2005 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended January 31, 2006 under SFAS 123R was $245,000. The Company’s income from continuing operations before provision for income taxes and income from continuing operations (and net income) for the three months ended January 31, 2006 was $245,000 and $201,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.  Net income per basic and diluted share for the three months ended January 31, 2006 would have been $0.05 per share if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.03 per share.

The following table illustrates the effect on net loss and net loss per common share for the three months ended January 31, 2005, as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses:

For the Three Months Ended January 31, 2005
(in thousands, except per share data)
Net loss, as reported	$(6,497)
Add: Stock-based employee compensation expense included in net loss	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(167)
Pro forma net loss	$(6,664)
Earnings per share:
Basic and diluted loss per share, as reported	$(0.77)
Basic and diluted loss per share, pro forma	$(0.79)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended January 31, 2006, there was no excess tax benefit recognized resulting from share-based compensation cost.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

The fair value of options granted is estimated on the date of grant using a Black-Scholes options pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management will monitor share option exercise and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the option.

There were no options granted during the three months ended January 31, 2006 or during the three months ended January 31, 2005.

As of January 31, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-

average period of 2.59 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2006.

At January 31, 2006, the Company has two types of stock plans: stock option plans and employee stock purchase plans, which provide for the granting of options to officers, directors and key employees of the Company.

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options (“ISOs”) which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (“SARs”), non-vested stock, performance shares and non-qualified stock options, including fixed annual grants to non-employee directors. Only ISOs and non-qualified options have been issued under the 1995 and 2005 Option Plans. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 1,000 options at the time of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The following table summarizes the Company’s stock option plans as of January 31, 2006, and changes during the three months ended January 31, 2006:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options Outstanding at October 31, 2005	474,835	9,000	483,835	$17.30
Options Granted	—	—	—
Options Exercised	(7,510)	—	(7,510)	$9.92
Options Forfeited or Cancelled	(2,256)	—	(2,256)	$9.30
Options Outstanding at January 31, 2006	465,069	9,000	474,069	$17.45	6.77	$5,237
Vested and Expected to Vest at January 31, 2006	451,625	8,484	460,109	$17.59	6.74	$5,044
Exercisable at January 31, 2006	241,004	400	241,404	$21.71	5.85	$2,009

A summary of the Company’s non-vested stock at January 31, 2006 and changes during the three months ended January 31, 2006, are presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2005	296,360	$12.26
Granted	—	—
Vested	(62,341)	$9.43
Forfeited	(1,354)	$9.30
Non-vested at January 31, 2006	232,665	$13.03

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company’s 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three months ended January 31, 2006, 19,790 shares were purchased by employees pursuant to the 2005 Purchase Plan for the six month purchase period ended December 31, 2005. During the three months ended January 31, 2005, 31,925 shares were purchased by employees pursuant to the 1995 Purchase Plan.

(4)   Inventories

Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	January 31, 2006	October 31, 2005
	(in thousands)
Raw materials	$24,214	$16,005
Finished goods	43,373	31,945
Supplies	2,197	2,169
	69,784	50,119
Less: Inventory reserve	555	502
Inventories, net	$69,229	$49,617

The last-in, first-out (LIFO) method was used for determining the cost of approximately 78% and 71% of total inventories at January 31, 2006 and October 31, 2005, respectively. Inventories would have increased by $22.8 million and $21.9 million at January 31, 2006 and October 31, 2005, respectively, if the FIFO method had been used exclusively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)   Debt

A summary of the components of debt is as follows:

	January 31,	October 31,
	2006	2005
	(in thousands)
Credit facility(a)	$—	$—
7.875% Senior Notes(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	2,099	2,191
Foreign bank borrowings(d)	14,018	15,385
Total debt	191,117	192,576
Less: Current portion	11,358	12,480
Long-term debt	$179,759	$180,096

(a)   Credit facility

On October 28, 2005, the Company entered into an amendment (the “Amendment”) to the Loan and Security Agreement with Wachovia Bank N.A (successor to Congress Financial Corporation) as initial lender thereunder and as agent for the lenders thereunder (the “Credit Facility”). The Amendment dated October 28, 2005 extended the term of the Credit Facility to November 19, 2010 and increased the maximum borrowing amount under the Credit Facility from $100.0 million to $125.0 million. The letters of credit remain at $20.0 million. The Company can terminate the Credit Facility at any time prior to maturity without prepayment penalty.

Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR Rate borrowings up to six months. Prior to the Amendment and applicable to amounts outstanding  for the three months ending January 31, 2005, interest rates were based upon Excess Availability and certain leverage ratios, at a margin of prime rate plus 0.25% to 1.00% for overnight borrowings and LIBOR plus 2.25% to 3.00% for LIBOR Rate borrowings up to six months.

The Company utilizes the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. While there were no amounts outstanding under the Credit Facility at January 31, 2006 and October 31, 2005, the Company had average borrowings under the Credit Facility of approximately $144,000 and $39.4 million with a weighted average interest rate of 7.33% and 4.90%, during the three months ended January 31, 2006 and 2005, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date.  The sum of eligible domestic assets at January 31, 2006 and October 31, 2005 supported a borrowing base of $123.1 million and $120.8 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at January 31, 2006 and October 31, 2005 totaled $0.6 million and $0.5 million, respectively. Therefore, availability at January 31, 2006 and October 31, 2005 under the Credit Facility was $122.5 million and $120.3 million, respectively.

The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately of $188.9 million and $172.7 million at January 31, 2006 and October 31, 2005, respectively.

If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the Credit Facility is classified as a current liability, which classification may materially affect our working capital ratio. Excess Availability under the Credit Facility ranged from $114.3 million to $124.5 million during the three months ended January 31, 2006 and from $33.2 million to $64.0 million during the three months ended January 31, 2005.

The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) our leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During the three months ended January 31, 2006 and 2005, the Company paid unused borrowing fees of approximately $91,000 and $55,000, respectively which are included in general and administrative expenses in the consolidated statements of operations.

The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Amendment is less than $20.0 million, a minimum EBITDA covenant becomes applicable and the Company also becomes subject to further restrictions, including limitations on inter-company funding and global capital expenditures.  The Company was in compliance with the financial and other covenants at January 31, 2006 and October 31, 2005.

(b)   7.875% Senior Notes—2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit our ability and the ability of our subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at January 31, 2006 and October 31, 2005.

Interest is paid semi-annually on every March 15th and September 15th.

The 2013 Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after March 31, 2009 and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, prior to March 15, 2008, the Company may redeem up to 35% of the notes with the net cash proceeds received by the Company from one or more equity offerings, as defined, at a redemption value equal to 107.875% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The 2013 Notes do not have any sinking fund requirements.

During fiscal 2005, approximately $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees will be amortized on a straight line basis over eight years, the term of the 2013 Notes. During the three months ended January 31, 2006, approximately $0.2 million had been amortized into interest expense in the consolidated statements of operations.

(c)   Pennsylvania Industrial Loans

The Company put in place certain amortizing fixed rate 2%  term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real  property of the manufacturing facility located in Wright Township, Pennsylvania, with a net carrying value of $10.0 million at January 31, 2006.

(d)   Foreign borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains secured credit facilities at its foreign subsidiaries. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At January 31, 2006 and October 31, 2005, the aggregate amount outstanding under such facilities, and included within the foreign bank borrowings amount, was approximately $14.0 million and  $15.4 million, respectively. The current portion of these amounts was $11.0 million and $12.1 million at January 31, 2006 and October 31, 2005, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at January 31, 2006 and October 31, 2005, was $41.5 million and $43.2 million, respectively. There was $11.8 million and $9.2 million of additional availability under these facilities at January 31, 2006 and

October 31, 2005, respectively. The Company guarantees certain debt of its foreign subsidiaries through corporate guarantees aggregating approximately $3.5 million and $3.4 million at January 31, 2006 and October 31, 2005, respectively. The Company also guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling approximately $10.5 million and $11.3 million at January 31, 2006 and October 31, 2005, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

(6)   Other Income (Expense)

For the three months ended January 31, 2006 and 2005, other income (expense), net in the consolidated statements of operations consists of the following:

	For the Three Months Ended January 31,
	2006	2005
	(in thousands)
Foreign currency exchange gains (losses)	$136	$(236)
Interest income	86	21
Write-off of FIAP’s accumulated foreign currency translation losses	(7,986)	—
Other	225	(8)
Total	$(7,539)	$(223)

As a result of the consummation of the sale of the land and building of FIAP in January 2006, the liquidation of FIAP is considered substantially complete at January 31, 2006, and as a result, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Company has charged the accumulated foreign currency losses of FIAP in the amount of $8.0 million to Other, net in the consolidated statements of operations for the three months ended January 31, 2006.

(7)   Supplemental Cash Flow Disclosure

	For the Three Months Ended January 31,
	2006	2005
	(in thousands)
Cash paid during the period for interest	$419	$11,137
Cash paid during the period for income taxes	$546	$1,168
Capital expenditures related to capital lease	$—	$2,469

(8)   Segment and Geographic Information

The Company’s operations are conducted within one business segment. The Company manufactures, produces and distributes polyethylene, polyvinyl chloride and polypropylene flexible plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe.

Information about the Company’s continuing operations by geographical area and by product lines for the three months ended January 31, 2006 and 2005, respectively,  is shown below. This information excludes the discontinued operations of the Spanish, French, Termofilm, Bordex and Belgium subsidiaries (previously part of the European segment) and Australia and New Zealand (previously comprising all of the Pacific operations). See Note 12 for further discussion.

	For the Three Months Ended January 31, 2006
	North America
Amounts in thousands	United States	Canada	Europe	Total
Sales—external customers	$158,710	$10,758	$23,292	$192,760
Intersegment sales	4,953	689	—	5,642
Gross profit	33,952	2,299	1,678	37,929
Operating income (loss) from continuing operations	15,500	969	590	17,059

	For the Three Months Ended January 31, 2005
	North America
Amounts in thousands	United States	Canada	Europe	Total
Sales—external customers	$135,221	$11,457	$24,695	$171,373
Intersegment sales	4,898	1,187	—	6,085
Gross profit	23,098	3,024	2,155	28,277
Operating income (loss) from continuing operations	5,777	1,740	(598)	6,919

Operating income includes all costs and expenses directly related to the geographical area.

	For the
	Three Months Ended
	January 31,
Amounts in thousands	2006	2005
Custom films	$97,988	$79,702
Stretch (pallet) wrap	56,897	55,839
Polyvinyl chloride wrap	30,570	28,422
Printed and converted films	2,401	2,282
Other specialty	4,904	5,128
Total	$192,760	$171,373

(9)   Pensions

The Company has defined benefit plans at its Canada and Holland locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service, as defined. The Company funds these plans in amounts actuarially determined or in accordance with the funding requirements of local laws and regulations.

The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the Three Months Ended January 31,
	2006	2005
	(in thousands)
Service cost	$455	$437
Interest cost	249	271
Expected return on plan assets	(225)	(283)
Employee contributions	(128)	(133)
Amortization of prior service cost	19	13
Amortization of net actuarial loss (gain)	3	(4)
Net periodic benefit cost	$373	$301

Employer Contributions

For the three months ended January 31, 2006 and 2005, the Company contributed approximately $0.4 million and $0.1 million, respectively, to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $1.1 million to fund its foreign defined benefit pension plans in fiscal 2006 for a total of $1.5 million.

(10)   Income Taxes

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

The provision for income taxes for the three months ended January 31, 2006 was $5.0 million on the income from continuing operations before the provision for income taxes of $5.5 million. The provision for income taxes for the three months ended January 31, 2006 excludes approximately $0.3 million of tax benefits for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized. In addition, the provision for income taxes for the three months ended January 31, 2006 includes the impact of a $0.9 million decrease in the valuation allowance relating to the deferred tax assets for capital loss carryforwards of the U.S. operations. The decrease resulted from the recognition of capital gain income for U.S. tax purposes in the current period. Finally, no tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the three months ended January 31, 2006.

The provision for income taxes for the three months ended January 31, 2005 was $1.2 million on the income from continuing operations before the provision for income taxes of $0.5 million. The provision excludes approximately $0.5 million of tax benefits for the three months ended January 31, 2005 for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This Staff Position provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision of the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This Staff

Position was effective immediately and applies to tax years beginning after December 31, 2004. The Company has adopted the provisions of this guidance during the first quarter of fiscal 2006.

(11)   Liquidation of Fabbrica Italiana Articoli Plastici SpA

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

The following information summarizes the results of operations of FIAP, included in the consolidated statements of operations:

	For the Three Months Ended January 31, 2006	For the Three Months Ended January 31, 2005
	(in thousands)
Net sales	$—	$—
Gross profit	—	—
Loss from operations	(212)	(334)
Net loss	$(205)	$(333)

On May 31, 2005, the Company signed a contract to sell the land and building of FIAP for approximately $7.5 million, before costs to sell, and received a 20% deposit which it had recorded in accrued liabilities. The contract contained certain contingencies related to the results of environmental testing to be done by the buyer that precluded the consummation of the sale until January 2006. All contingencies have been resolved with no further liabilities to the Company and consummation of the sale occurred on January 13, 2006. The Company received net proceeds (including the deposit), after costs to sell, of $7.1 million. The Company also received from the buyer approximately $1.4 million representing the value added tax portion of the sale to be remitted by FIAP to the tax authorities. The $1.4 million is currently held in FIAP’s bank accounts and is recorded in cash and cash equivalents and in accrued liabilities in the consolidated balance sheets at January 31, 2006. Payment to the tax authorities is expected in May 2006 during the Company’s quarterly tax filings. The Company recorded a gain on the sale of the land and building during the first quarter of fiscal 2006 of approximately $1.4 million and is included in gain on sales of property, plant and equipment on the consolidated statements of operations for the three months ended January 31, 2006.

As a result of the consummation of the sale of the land and building of FIAP in January 2006, the liquidation of FIAP is considered substantially complete at January 31, 2006, and as a result, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Company has charged the accumulated foreign currency translation losses of FIAP in the amount of $8.0 million and is recorded in other, net in the consolidated statements of operations for the three months ended January 31, 2006.

The following is a summary of the reserves still remaining at January 31, 2006, and included in accrued expenses in the consolidated balance sheets:

Amounts in thousands	Balance at October 31, 2005	Payments	Foreign Exchange	Balance at January 31, 2006
Reserve for non-compete agreements	$48	$(16)	$—	$32
Reserve for other costs	295	—	4	299
Total reserves	$343	$(16)	$4	$331

The Company has three non-compete agreements outstanding at January 31, 2006. The last payment is expected to be made on September 30, 2006 in accordance with the agreements.

Other costs relate to litigation claims made against the Company and represent the Company’s best estimate of settlement costs. Settlement of these claims is dependent on scheduling done by the Italian courts and therefore the Company is unable to determine when these claims will be settled.

Assets held for sale

Assets held for sale include the land and building of the Company’s Edmonton (Canada) plant. During July 2005, management decided to shut down the operations of its Edmonton plant and placed the land and building for sale. Fair value is based on estimated proceeds from the sale of the Edmonton land and building utilizing data obtained from a commercial real estate broker less costs to sell. The book value of the Edmonton land and building at January 31, 2006 and October 31, 2005, is $0.8 million and $0.7 million, respectively. The sale is expected to be completed during fiscal 2006. No gain or loss is expected.

Assets held for sale also include the land and building of the Company’s Gainesville, Texas plant. Manufacturing activities at this location were discontinued in May 2005 while warehousing activities continued. During January 2006, the Company placed the land and building for sale. Fair value is based on estimated proceeds from the sale of the Gainesville land and building utilizing recent third-party offers less costs to sell. As a result of buy offers, the Company recorded an impairment loss on the Gainesville land and building in the amount of $0.1 million which is included in cost of sales in the consolidated statements of operations for the three months ended January 31, 2006. The book value of the Gainesville land and building at January 31, 2006 is $3.5 million. The sale is expected to be completed within one year. No gain or loss is expected.

(12)   Discontinued Operations

Spain

In July 2004, the Company’s management approved a plan to dispose of its Spanish subsidiary, a component of the Company’s European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, during the fourth quarter of 2004, the Company recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million which was all paid during fiscal 2005. Additionally, there was a reserve for lease termination costs at October 31, 2004 totaling $1.2 million. A final agreement with the lessor was reached in February 2005 for $0.7 million, which will be paid equally over the remaining months ending in November 2006. An amount of $0.5 million had been reversed in the statements of operations during fiscal 2005 and is reflected in gain from disposition from discontinued operations in the consolidated statements of operations. During the second quarter of fiscal 2005, the Company recognized an additional $0.3 million of charges to reduce deposits to estimated realizable value. The Company has also reached an agreement with certain suppliers in full and final settlement of balances existing at the time the Spanish subsidiary filed for liquidation. Settlements ranged from 30% to 40% of the original balance. The Company recorded $1.4 million of income related to the settlement with the suppliers in gain from disposition from discontinued operations in the consolidated statements of operations during the three months ended October 31, 2005.

In November 2005, Spain received the final payment of approximately $1.4 million related to the sale of its machinery and equipment. The payment has been recorded in Spain’s cash and accrued liabilities. The machinery and equipment has been dismantled and is being shipped to the South American buyer. Upon receipt of the machinery and equipment by the South American buyer, the Company will record the sale. The sale is expected to be completed by July 2006.

France/Termofilm- Italy

In order to concentrate on the Company’s core business, reduce costs and improve the quality of our earnings, the Company’s management committed to a plan during the first quarter of fiscal 2005 to divest its French and Termofilm subsidiaries, each a component of the Company’s European operations. The French subsidiary manufactured a range of products in PVC stretch film and the Termofilm subsidiary manufactured polyolefins shrink films.

   France

On February 10, 2005, the Company completed the disposition of AEP Industries Packaging France, a component of the Company’s European segment that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. During the three months ended January 31, 2005, the Company recorded an impairment loss on the assets of the French company totaling $3.9 million, including approximately $2.0 million of accumulated translation losses, and is included in pre-tax loss from discontinued operations on the consolidated statements of operations for the three months ended January 31, 2005.

   Termofilm—Italy

On March 25, 2005, the Company sold all of its equity interest in Termofilm SpA, an Italian subsidiary and component of the Company’s European segment that manufactured polyolefin shrink films, for approximately $1.8 million. The Company received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. During the three months ended January 31, 2005, the Company recorded an impairment loss on the assets of Termofilm totaling $0.6 million, including a full allowance on the note and approximately $0.2 million of accumulated translation losses, and is included in pre-tax loss from discontinued operations on the consolidated statements of operations for the three months ended January 31, 2005.

Pacific/Bordex/Belgium

Subsequent to January 31, 2005, the Company’s management committed to a plan to divest four of its foreign subsidiaries:  AEP Industries (Australia) Pty. Limited , AEP Industries (New Zealand) Limited, AEP Bordex BV and AEP Belgium. The financial statements at and for the period ended January 31, 2005 were restated to reflect these operations as discontinued operations.

   Pacific

On May 2, 2005, the Company completed its sale of certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited (collectively, the “Pacific operations”) to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The Company also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at May 2, 2005. The bank borrowings were repaid by the Company on May 2, 2005 with the cash proceeds received from the sale. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted back to the buyers of the Pacific operations in repayment of the cash advance. At January 31, 2006 and  October 31, 2005,  approximately $0.1 million remains to be collected of the trade receivables and remitted back to the buyers of the Pacific operations. The unpaid balance of the advance is due in May 2006. The final balance sheet audits of the Pacific operations resulted in an additional $586,000 of proceeds to the Company, which were received in August of 2005.

The sale of the Pacific operations excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The carrying value of the property at January 31, 2006 and October 31, 2005 is $7.3 million and is included in property, plant and equipment on the consolidated balance sheets. The Australian buyer will occupy this property rent free for a period which will not exceed 1 1/2 years after which the buyer will either lease or vacate the property.

The Company recorded impairment losses of $29.0 million during the second quarter ended April 30, 2005, related to the Pacific operations which included $1.1 million for the value of the free rent (discussed above) and approximately $2.6 million of accumulated foreign currency translation losses related to the New Zealand operations. The Company paid approximately $1.3 million related to stay bonuses, commissions and severance to certain employees of the Pacific companies which were recorded through discontinued operations in the third quarter of fiscal 2005. The Company has not recorded a tax benefit for the impairment loss of the Pacific operations as management believes it is more likely than not that the Company’s tax benefits will not be realized.

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

Bordex

The Company committed to a plan to dispose of its Bordex (Holland) subsidiary in the second quarter of fiscal 2005. The Agreement entered into by the Company on June 8, 2005 to sell the shares of its Bordex operations for approximately $2.3 million had been dissolved as the buyer failed to make payments as outlined by the Agreement. Subsequently, the Company signed a letter of intent to sell the shares of Bordex to its management for approximately $1.0 million in cash. The closing is expected to occur by April 2006. As a result of the decrease in the assumed proceeds from the impending sale of Bordex, the Company recorded an impairment loss of $1.7 million, including $1.3 million of accumulated foreign currency translation losses, which was included in the pre-tax loss from discontinued operations on the statement of operations for the quarter ended October 31, 2005. The impairment losses have been allocated to the assets of Bordex at January 31, 2006 and October 31, 2005 as follows: goodwill ($0.1 million), other long-term assets ($1.0 million at January 31, 2006 and $1.1 million at October 31, 2005), inventories ($0.3 million at January 31, 2006 and $0.2 million at October 31, 2005) and accounts receivables ($0.3 million).

   Belgium

During the fourth quarter of fiscal 2005, the Company’s management decided to dispose of its Belgium operations, a component of the Company’s European segment that manufactures specialty film for food packaging, primarily for the cheese market with innerwrap for processed cheese and overwraps for processed and natural cheese. A letter of intent has been signed in which the Company will sell its shares of Belgium to an investor group in exchange for the assumption of all liabilities. The Company recorded an impairment loss of $13.1 million related to the Belgium operations based upon the impending sale arrangement of the Belgium operations including $4.0 million of accumulated foreign currency translation losses, which is included in the pre-tax loss from discontinued operations on the statement of operations for the quarter ended October 31, 2005.

Condensed financial information related to these discontinued operations is as follows:

	For the Three Months Ended January 31, 2006
	Spain	Bordex	Belgium	Total
	(in thousands)
Net sales	$—	$3,930	$5,724	$9,654
Gross profit (loss)	—	655	449	1,104
Pre-tax income (loss) from operations	(174)	80	(173)	(267)
Provision for income taxes	—	20	—	20
(Loss) income from discontinued operations	$(174)	$60	$(173)	$(287)

	For the Three Months Ended January 31, 2005
	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Net sales	$132	$7,227	$1,144	$21,497	$14,304	$4,266	$5,949	$54,519
Gross profit (loss)	(115)	1,044	356	1,689	1,541	656	762	5,933
Pre-tax income (loss) from operations	(348)	(4,116)	(594)	(888)	21	16	(10)	(5,919)
Provision (benefit) for income taxes	—	—	19	—	(3)	(132)	—	(116)
(Loss) income from discontinued operations	$(348)	$(4,116)	$(613)	$(888)	$24	$148	$(10)	$(5,803)

Assets and liabilities of the discontinued operations are comprised of the following at January 31, 2006:

	Spain	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Assets:
Cash	$2,648	$—	$—	$53	$41	$2,742
Accounts receivable	—	71	8	1,310	4,470	5,859
Inventories	—	—	—	1,590	3,273	4,863
Machinery and equipment	948	—	—	—	—	948
Goodwill	—	—	—	—	—	—
Other assets	342	—	—	—	2,735	3,077
Total assets	$3,938	$71	$8	$2,953	$10,519	$17,489
Liabilities:
Bank borrowings	$—	$—	$—	$1,417	$2,619	$4,036
Accounts payable	681	—	—	1,016	1,528	3,225
Accrued expenses	2,241	71	8	717	10,547	13,584
Total liabilities	$2,922	$71	$8	$3,150	$14,694	$20,845

Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2005:

	Spain	Australia	NewZealand	Bordex	Belgium	Total
	(in thousands)
Assets:
Cash	$1,470	$—	$—	$76	$247	$1,793
Accounts receivable	—	59	18	1,715	3,740	5,532
Inventories	—	—	—	1,789	3,395	5,184
Machinery and equipment	1,000	—	—	—	—	1,000
Goodwill	—	—	—	—	—	—
Other assets	336	—	—	—	3,049	3,385
Total assets	$2,806	$59	$18	$3,580	$10,431	$16,894
Liabilities:
Bank borrowings	$—	$—	$—	$1,957	$310	$2,267
Accounts payable	625	—	—	1,168	1,678	3,471
Accrued expenses	1,029	59	18	740	12,439	14,285
Total liabilities	$1,654	$59	$18	$3,865	$14,427	$20,023

(13)   Commitments and Contingencies

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

In February 2004, our New Zealand subsidiary, was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest, which interest was sold in May 2003. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. The Company has referred these complaints to the insurance carriers that the Company believes are responsible to defend and indemnify the New Zealand subsidiary for the alleged liability. Two of the insurance carriers have agreed to defend the actions subject to reservations of rights. The Company also believes it may be entitled to indemnification under various agreements. Based on developments to date, the Company believes that the outcome of these actions will not have a material adverse effect on its results of operations, financial position or liquidity.

(14)   Subsequent Events

On February 23, 2006, the Company purchased the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility. The Company paid $11.6 million primarily for machinery, equipment and inventory. The acquisition will be recorded under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires that the total consideration be allocated to the assets, both tangible and intangible, acquired and liabilities assumed based on their fair values.

On March 7, 2006, the Company completed its divestiture of the Belgium operations.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is the manufacturing and marketing of plastic films for use in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agricultural and textile industries. At January 31, 2006, we have continuing manufacturing operations located in the United States, Canada and Holland. We manufacture plastic films, principally from resins blended with other raw materials. We may either sell the film or further process it by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers.

Raw materials, including resin costs, depending on the product line, average between 55% and 84% of the cost of goods sold. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs should, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs should result in lower sales revenues with higher gross profit margins, and thus in both cases with no impact on gross profit.

Average resin pricing as compared to October 31, 2005 pricing increased 4.6% during the three months ended January 31, 2006 in North America and decreased 9.7% in Europe. In North America, we were able to pass through the current resin price increases during the three months ended January 31, 2006. There can be no assurance, however, that we will be able to pass on resin price increases on a penny-for-penny basis in the future if prices were to continue to increase. We anticipate that resin prices during fiscal 2006 will begin to decrease in North America as fuel and natural gas prices decline and as production from petrochemical companies normalize after recovering from the effects of the 2005 Gulf Coast hurricanes. However, we expect resin prices in Europe to increase in the next few months.

Results of Continuing Operations

Three Months Ended January 31, 2006, as Compared to Three Months Ended January 31, 2005

Net Sales and Gross Profit

Net sales for the three months ended January 31, 2006, increased by $21.4 million, or 12.5%, to $192.8 million from $171.4 million for the three months ended January 31, 2005. The increase in consolidated net sales resulted primarily from $42.7 million of increased per unit selling prices offset by $19.3 million from lower sales volume and $2.0 million of negative impact of foreign exchange. Net sales in North America increased $22.8 million to $169.5 million for the three months ended January 31, 2006, from $146.7 million in the same period in the prior fiscal year. The increase was primarily due to a 28.2% increase in per unit average selling prices positively impacting sales by $41.3 million, offset by a 10% decrease in sales volume which negatively impacted sales by $18.9 million. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which we were able to pass through to our customers in the current period. The decrease in sales volume was primarily due to customers’ anticipation of resin cost decreases. Fiscal 2006 also included $0.4 million of positive impact of foreign exchange relating to our Canadian operations. Net sales in Europe decreased $1.4 million to $23.3 million for the three months ended January 31, 2006 from $24.7 million for the three months ended January 31, 2005. This decrease for the period included the negative impact of foreign exchange of $2.4 million combined with a 2% decrease in sales volume mitigated by a 6.8% increase in per unit selling prices positively impacting sales by $1.7 million. Increases in selling prices were primarily due to a favorable change in product mix with greater sales in the printed and laminate business.

Gross profit for the three months ended January 31, 2006, was $37.9 million compared to $28.3 million for the three months ended January 31, 2005. This increase of $9.6 million in gross profit was primarily a result of increased selling prices, primarily in North America, partially offset by a decrease in sales volume and a minimal negative impact of foreign exchange. Gross profit in North America increased $10.1 million, or 38.8%, to $36.2 million for the quarter ended January 31, 2006,  primarily due to a 28.5% increase in selling prices which increased gross profit by $12.8 million, partially offset by a decrease in sales volume, which decreased gross profit by $2.6 million.. The gross profit of the North American operations also includes $0.1 million of an impairment loss related to the Gainesville land and building. The increase in gross profit is primarily due to the Company’s continuing ability to pass increased resin costs through to its customers and the effects of sequential reductions in resin costs on backlog orders in each month within the quarter. Gross profit in Europe decreased $0.5 million, or 22.1% to $1.7 million for the three months ended January 31, 2005, from $2.2 million for the three months ended January 31, 2005. This decrease is primarily the result of increased fixed overhead costs as a result of lower extrusion production coupled with higher maintenance expense.

Operating Expenses

Operating expenses for the three months ended January 31, 2006 increased $0.8 million, or 3.7%, to $22.3 million from the comparable period in the prior fiscal year. The operating expenses decreased $0.2 million as a result of the impact of foreign exchange. Delivery expenses for the first quarter of fiscal 2006 were $7.9 million versus $7.6 million in the prior year primarily due to suppliers passing along fuel cost increases partially offset by lower volumes.  Selling expenses increased by $0.2 million to $7.6 million from $7.4 million in the same period in the prior fiscal year. This increase can be primarily attributed to higher salaries in the United States.  General and administrative expenses for the three months ended January 31, 2006, increased by $0.3 million to $6.7 million from $6.4 million in the same period in the prior fiscal year. This increase was primarily due to higher audit and consulting fees related to compliance with the Sarbanes-Oxley Act of 2002 and increased legal fees.

Other Operating Income (Expense)

Other operating income (expense) for the three months ended January 31, 2006, amounted to $1.4 million in income, which primarily was the result of the gain on sale of our FIAP land and building in January 2006 producing a gain, after costs to sell, of $1.4 million, versus $0.1 million in income in the same period of the prior fiscal year.

Interest Expense

Interest expense for the three months ended January 31, 2006 was $4.0 million compared to $6.2 million for the three months ended January 31, 2005. This decrease in interest expense of $2.2 million is primarily due to the redemption of our 2007 Notes and the issuance of the 2013 Notes. This refinancing resulted in a reduction of interest expense for the three months ended January 31, 2006, of $1.7 million as compared to the prior fiscal year, primarily due to the reduction in interest rate from 9.875% (2007 Notes) to 7.875% (2013 Notes) and due to a reduction of the principal amount of the Notes (from $200.0 million to $175.0 million).  Additionally, there was a $0.5 million decrease in interest expense related to the credit facility resulting from lower average borrowings during the quarter ended January 31, 2006 as compared to the same period in the prior fiscal year.

Other Income (Expense)

Other income (expense) for the three months ended January 31, 2006 amounted to a $7.5 million in expense, compared to $0.2 million in expense in the same period of the prior fiscal year. During the current period, we charged operations approximately $8.0 million for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52, “Foreign Currency Translation”. There were approximately $0.1 million of foreign currency transaction gains versus losses of $0.2 million during the same period in the prior fiscal year due to a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and unrealized gains on foreign currency denominated payables and receivables. Interest income for the first quarter of fiscal 2006 amounted to $86,000, up from $21,000 in the prior year period resulting from greater cash on hand, thereby earning interest, during the three months ended January 31, 2006.

Provision for Income Taxes

The provision for income taxes for the three months ended January 31, 2006, was $5.0 million on income from continuing operations before the provision for income taxes of $5.5 million. The provision excludes approximately $0.3 million of tax benefits for the three months ended January 31, 2006 for foreign entities with net losses for which the Company have determined that it is more likely than not that the tax benefit will not be fully realized. In addition, the provision for income taxes for the three months ended January 31, 2006 includes the impact of a $0.9 million decrease in the valuation allowance relating to the deferred tax assets for capital loss carryforwards of the U.S. operations. The decrease resulted from the recognition of capital gain income for U.S. tax purposes in the current period.  Finally, no tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation losses related to FIAP which is included in other income (expense) of continuing operations for the three months ended January 31, 2006.

The provision for income taxes for the three months ended January 31, 2005 was $1.2 million on income from continuing operations before the provision for income taxes of $0.5 million. The provision excludes approximately $0.5 million of tax benefits for the three months ended January 31, 2005, for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This Staff Position provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision of the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This Staff Position was effective immediately and applies to tax years beginning after December 31, 2004. We have adopted the provisions of this guidance during the first quarter of fiscal 2006.

Results of Discontinued Operations

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited, AEP Industries (NZ) Limited, and AEP Belgium. As a result, prior year amounts related to these operations have been reclassified to discontinued operations and are included as such in the discussions below.

A consolidated summary of the operating results of discontinued operations for the three months ended January 31, 2006 and 2005 is as follows:

	For the Three Months Ended January 31,
	2006	2005
	(in thousands)
Net sales	$9,654	$54,519
Gross profit	1,104	5,933
Pre-tax loss from operations	(267)	(5,919)
Income tax provision (benefit)	20	(116)
Loss from discontinued operations	$(287)	$(5,803)

Net sales of the discontinued operations for the three months ended January 31, 2006 decreased $44.8 million to $9.7 million from $54.5 million for the three months ended January 31, 2005. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm during fiscal 2005 totaling $44.2 million in net sales in the 2005 amount noted above.  Net sales of Bordex and Belgium during the three months ended January 31, 2006 decreased $0.6 million, including $1.0 million of negative impact of foreign exchange. The remaining change in the sales of Belgium and Bordex is primarily due to a 5% increase in sales volume during the three months ended January 31, 2006 as compared to same period in the prior year resulting in $0.4 million increase in sales.

Gross profit of the discontinued operations for the three months ended January 31, 2006 decreased $4.8 million to $1.1 million from $5.9 million for the three months ended January 31, 2005. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm during fiscal 2005 which contributed $4.5 million to the gross profit of the discontinued operations in 2005. The gross profit of the remaining discontinued operations, Bordex and Belgium, decreased $0.3 million for the three months ended January 31, 2006 as compared to the same period in the prior year and is primarily due to lower production efficiencies in Belgium, unfavorable change in product mix, and increased raw material costs.

Loss from discontinued operations was $0.3 million for the three months ended January 31, 2006 as compared to a loss of $5.8 million for the same period in the prior year. Included in the loss for the three months ended January 31, 2005 are impairment charges totaling $4.6 million taken against the assets of the various discontinued operations as follows: $4.0 million related to the French operation and $0.6 million related to the Termofilm operation.

Liquidity and Capital Resources

Sources of Capital

We have historically financed our operations through cash flow generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

Our working capital amounted to $66.4 million at January 31, 2006 compared to $60.2 million at October 31, 2005 and consisted of the following:

	January 31,	October 31,	Increase/
	2006	2005	(Decrease)
	(in thousands)
Cash and cash equivalents	$17,157	$7,508	9,649
Accounts receivables, net	73,246	83,004	(9,758	)(a.)
Inventories, net	69,229	49,617	19,612	(b.)
Deferred income taxes	948	2,328	(1,380	)(c.)
Other current assets	6,170	5,672	498
Assets held for sale	4,323	6,322	(1,999	)(d.)
Assets of discontinued operations	17,489	16,894	595
Total current assets	188,562	171,345	17,217
Bank borrowings	11,358	12,480	(1,122)
Accounts payable	56,633	48,388	8,245	(e.)
Accrued expenses	33,361	30,273	3,088	(f.)
Liabilities of discontinued operations	20,845	20,023	822
Total current liabilities	122,197	111,164	11,033
Working capital	$66,365	$60,181	$6,184

(a.)        The decrease of $9.8 million in accounts receivables is a result of lower dollar and volume sales during the month of January 2006 versus October 2005.

(b.)       The increase in inventories of $19.6 million is primarily the result of the release of allocation of resin by suppliers in the U.S. during early January 2006. This allocation occurred as a result of product shortages caused by two hurricanes in the Gulf Coast during fiscal 2005.

(c.)        The $1.4 million decrease in deferred income taxes is primarily the result of the utilization of alternative minimum tax credits and net operating loss carryforwards in the U.S

(d.)       The decrease in assets held for sale is primarily due to the sale of the land and building in our FIAP location with a book value of $5.6 million offset by a transfer of our Gainesville plant with a book value of $3.5 million to assets held for sale from property, plant and equipment.

(e.)        The increase in accounts payable is due to higher resin purchases in the month of January 2006.

(f.)          The $3.1 million increase in accrued expenses is due to an increase in accrued interest on our 2013 Notes resulting from the timing of the semi-annual interest payment due on March 15th  and September 15th and an increase in income taxes payable in the U.S. offset by bonus payments made in December 2005.

The remaining increases and decreases in the components of our net working capital reflect normal operating activity for the period.

Credit Facility

On October 28, 2005, we entered into an amendment (the “Amendment”) to the Loan and Security Agreement with Wachovia Bank N.A (successor to Congress Financial Corporation) as initial lender thereunder and as agent for the lenders thereunder (the “Credit Facility”). The Amendment dated October 28, 2005 extended the term of the Credit Facility to November 19, 2010 and increased the maximum borrowing amount under the Credit Facility from $100.0 million to $125.0 million. The letters of credit remain at $20.0 million. We can terminate the Credit Facility at any time prior to maturity without prepayment penalty.

Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR Rate borrowing up to six months. Prior to the Amendment and applicable to amounts outstanding  for the three months ending January 31, 2005, interest rates were based upon Excess Availability and certain leverage ratios, at a margin of prime rate plus 0.25% to 1.00% for overnight borrowings and LIBOR plus 2.25% to 3.00% for LIBOR Rate borrowings up to six months.

We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. While there were no amounts outstanding under the Credit Facility at January 31, 2006 and October 31, 2005, we had average borrowings under the Credit Facility of approximately $144,000 and $39.4 million, with a weighted average interest rate of 7.33% and 4.90%, during the three months ended January 31, 2006 and 2005, respectively.  Average borrowings outstanding under the Credit Facility during the quarter ended January 31, 2006 are less than the average borrowings outstanding during the same period of the prior year due primarily to improved cash flows from the U.S. operations during the first quarter of fiscal 2006 and monies received by the U.S. from worldwide asset sales during the preceding twelve months.

Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable as of the week-end date. The sum of eligible domestic assets at January 31, 2006 and October 31, 2005, supported a borrowing base of $123.1 and $120.8 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at January 31, 2006 and October 31, 2005 totaled $0.6 million and $0.5 million, respectively. Therefore, availability at January 31, 2006 and October 31, 2005 under the Credit Facility was $122.5 million and $120.3 million, respectively.

The Credit Facility is secured by mortgages and liens on most of our domestic assets and on 66% of our ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately of $188.9 million and $172.7 million at January 31, 2006 and October 31, 2005, respectively.

We have an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) our leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During the three months ended January 31, 2006 and 2005, we paid unused borrowing fees of approximately $91,000 and $55,000, respectively which are included in general and administrative expenses in the consolidated statements of operations.

We believe that we will continue to be in compliance with all covenants through at least January 31, 2007.

Foreign Borrowings

We maintain various credit facilities at our foreign subsidiaries. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At January 31, 2006, the aggregate amount outstanding under such facilities was approximately $14.0 million. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. There was $11.8 million of additional availability under these facilities at January 31, 2006. We guarantee certain debt of our foreign subsidiaries through corporate guarantees aggregating approximately $3.5 million at January 31, 2006. We also guarantee certain lease and trade payables of our foreign subsidiaries through corporate guarantees totaling approximately $10.5 million at January 31, 2006. There are no existing events of default that would require us to satisfy these guarantees.

Cash Flows

Our cash and cash equivalents were $17.2 million at January 31, 2006, as compared to $7.5 million at October 31, 2005. Net cash provided by operating activities from continuing operations during the three months ended January 31, 2006 was $14.6 million, primarily comprised of income from continuing operations of $0.5 million adjusted for non-cash operating charges totaling $15.5 million. These non-cash charges to continuing operations consist primarily of the write-off of approximately $8.0 million of accumulated foreign currency translation losses related to our FIAP operation, depreciation and amortization of $3.7 million,  change in deferred taxes of $2.9 million, an increase in our LIFO reserve of $0.9 million, and our employee stock ownership plan expense of $0.6 million. The positive non-cash adjustments were offset by $1.4 million of gains on sale of property, plant and equipment resulting primarily from the sale of our FIAP land and building.  Cash used in operating activities included a $20.3 million increase in inventories as allocation of resin supply from suppliers affected by the 2005 Gulf Coast hurricanes was lifted which allowed us to stock greater levels of resin and produce our backlog.   Additionally, other current assets increased by $2.0 million as a result of the timing of annual payments for insurance and workers compensation premiums. Cash provided by operating activities included a $9.8 million decrease in accounts receivable resulting from improved collections and less sales dollars in the month of January 2006 versus October 2005 and a $2.5 million increase in accrued expenses resulting primarily from the timing of the semi-annual payment of interest on our 2013 Notes (due March 15, 2006) offset by the payment of incentive payments in December 2005. The remaining net changes in other operating assets and liabilities reflect normal operating activity for the period.

Net cash used by investing activities during the three months ended January 31, 2006 was $4.6 million, resulting primarily from cash proceeds received from the sale of our FIAP land and building of approximately $7.0 million and proceeds received from the sale of machinery and equipment of $0.1 million offset by investments in capital expenditures of $11.7 million.

Net cash used in financing activities during the three months ended January 31, 2006 was $1.7 million, resulting primarily from the repayments of $1.6 million in foreign bank borrowings and $0.3 million of capitalized lease payments. These payments were offset by $0.4 million proceeds related to the issuance of common stock and exercise of employee stock options.

Net cash provided by our discontinued operations during the three months ended January 31, 2006 was approximately $0.8 million. Net cash provided by operating activities from discontinued operations was $0.6 million resulting primarily from the receipt by our Spanish operation of $1.4 million related to the sale of its machinery and equipment (which is expected to be completed by July 2006) partially offset by a loss from discontinued operations of $0.3 million. The remaining net changes in other operating assets and liabilities of the discontinued operations reflect normal operating activity for the three month period. Net cash provided by investing activities from discontinued operations was $32,000 resulting from proceeds from the sale of machinery of $64,000 offset by $32,000 of capital expenditures.  Net cash provided by financing activities from discontinued operations was $0.2 million resulting from an increase in bank borrowings.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments, as of January 31, 2006, are as follows:

	For the fiscal years ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitment
	(in thousands)
2006 balance of year	$9,200	$13,811	$1,221	$4,292	$28,524
2007	3,375	13,814	1,628	4,225	23,042
2008	749	13,807	769	2,593	17,918
2009	757	13,799	79	1,646	16,281
2010	765	13,791	15	1,165	15,736
Thereafter(1)	176,271	34,455	—	3,252	213,978

(1)          Borrowings include $175.0 million Senior Notes due on March 15, 2013.

We expect to use approximately $160,000 of cash for the final payouts of the non-compete agreements and final liquidation costs in FIAP during fiscal 2006. The liquidation of Spain is expected to be completed in fiscal 2006 with expenses of approximately $0.5 million to be paid related to the salaries of the remaining two personnel, professional fees and utilities offset by cash inflow of $1.4 million from the receipt of the final installment payment related to the sale of the machinery.  The remaining cash in the Spanish company will be used to settle final creditor balances, including U.S. intercompany loans.

We know of no current or pending demands or commitments that will materially affect liquidity; however we have $5.3 million remaining in approved capital project spending that is scheduled to be incurred over the remainder of fiscal 2006. In addition, we have entered into an agreement to purchase a warehouse near our Waxahachie manufacturing facility for approximately $3.0 million. We expect to use the net proceeds from the sale of our Gainesville plant, estimated at $3.5 million, to fund the acquisition of the Waxahachie warehouse.

We had approximately $6.1 million of unfunded pension benefit obligations at October 31, 2005, related to our Canadian and Holland operations. As of January 31, 2006, we contributed approximately $0.4 million to our foreign defined benefit pension plans. Presently, we anticipate contributing an additional $1.1 million to fund our foreign defined benefit pension plans in fiscal 2006 for a total of $1.5 million.

Subsequent to January 31, 2006, on February 23, 2006, the Company purchased the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility. The Company paid $11.6 million primarily for the machinery, equipment and inventory. The acquisition will be recorded under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires that the total consideration be allocated to the assets, both tangible and intangible, acquired and liabilities assumed based on their fair values   Cash on hand in the U.S. coupled with borrowings under the credit facility were used to finance this transaction. We anticipate spending an additional $2.0 million during the remainder of fiscal 2006 on repairs and maintenance of Mercury’s machinery and equipment and additional capital expenditures.

We believe that our cash and cash equivalents on hand at January 31, 2006, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At January 31, 2006, we had an aggregate of approximately $134.3 million available under our worldwide credit facilities.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Effects of Inflation

Inflation has historically not had a significant impact on our business and we believe that it will not have a significant impact over the next twelve months.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, intangible assets, assets held for sale, assets and liabilities of discontinued operations, income taxes, leasing arrangements, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2005, filed with the U.S. Securities and Exchange Commission on January 31, 2006.  In the first quarter of fiscal 2006, the Company added the following critical accounting policy:

In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R which requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The Company used the Black Scholes option pricing model to estimate the fair value of options on the date of grant which require certain estimates by management including the expected forfeitures rate and expected term of the option. Management also makes decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date. (See Note 3 to the Consolidated Financial Statements for additional information).

There were no other changes to the other critical accounting policies during the three months ended January 31, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 on November 1, 2005. The adoption of SFAS 151 had no impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” ( FIN 47), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of  FIN 47 are effective for fiscal years ending after December 15, 2005. As such, the Company is required to adopt FIN 47 by the end of fiscal 2006. The Company is currently evaluating the impact of FIN 47 on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150.”  SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for us for the fiscal year beginning November 1, 2006. The adoption of SFAS No. 155 is not expected to have an impact on our consolidated financial statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain “Forward-Looking Statements” about prospects for the future, such as our ability to generate sufficient working capital, amount of Excess Availability under our credit facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings or liquidity for, the year ending October 31, 2006, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of raw materials, ability to pass raw material price increases to customers in a timely fashion, the potential of technological changes that would adversely affect the need for our products, price fluctuations which could adversely impact our inventory, expected disposal and proceeds received from discontinued operations and assets held for sale, and changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

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

Interest Rates

We may use interest rate swaps, collars and options to manage our exposure to fluctuations in interest rates. At January 31, 2006, there was one interest rate swap outstanding in connection with the $3.2 million bank debt of our Netherlands subsidiary. We were not a party to any interest rate collars or options for the quarter ended January 31, 2006 and January 31, 2005.

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2006, the carrying value of our company’s total debt was $191.1 million of which approximately $179.9 million was fixed rate debt. As of January 31, 2006, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $174.6 million.

Commodities

We use commodity raw materials, primarily resin, and energy products in conjunction with our manufacturing process. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices in connection with these components.

Item 4.                        Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006, the end of the period covered by this report. Based upon that evaluation, our management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective as of January 31, 2006 due to the material weakness noted below.

Material Weakness Previously Identified

As previously reported in our annual report on Form 10-K for the year ended October 31, 2005 (“2005 10-K”), on January 6, 2006, we identified an error related to the net tax bases of our fixed assets during the review of our consolidated financial statements. This error resulted in (i) an understatement of deferred tax liability by approximately $1.0 million as of the year ended October 31, 2004, and (ii) an understatement of the provision for income taxes from continuing operations by approximately $1.0 million for the year ended October 31, 2004. As a result, in our 2005 10-K, we restated our consolidated financial statements as of and for the year ended October 31, 2004 (including the unaudited quarterly financial data for the third quarter of fiscal 2004) and other related financial data presented therein.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of October 31, 2005 because of a material weakness in our internal controls over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As defined in Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In particular, we concluded that we did not maintain effective policies and procedures as of October 31, 2005 related to accounting for income taxes, including the determination and reporting of deferred income tax assets and liabilities. Specifically, our policies and procedures did not provide for review of detailed tax analyses and supporting documentation by our Vice President and Treasurer and our Vice President and Controller.

Remediation of Material Weakness

The Company’s management and Audit Committee have dedicated resources to assessing the underlying issues giving rise to the aforementioned accounting error and to ensure that proper steps have been and are being taken to improve our internal controls. As of the date of this filing, we have not completed the remediation of this material weakness; however, we believe that the remediation initiatives outlined below, when completed, will be sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

As of the date of this filing, the remediation initiatives management has implemented and will continue to implement include:

•       We have hired a third-party tax consultant with sufficient expertise and experience to review and supplement the work performed by our internal staff. The consultant is responsible for conducting detailed tax analyses, reviewing the reliability and timeliness of our tax controls and procedures and otherwise assisting our internal staff in determining and documenting the quarterly and annual computation of our income taxes. The consultant works directly with our Vice President and Treasurer on any material tax issues.

•       We have also increased the oversight responsibilities and review of detailed tax analyses and supporting documentation of our Vice President and Treasurer and our Vice President and Controller in respect of our income tax controls and procedures.

•       We have implemented a process to give specific consideration to income tax implications in respect of non-routine and/or complex accounting transactions.

•       We have reorganized our internal tax department and will hire a tax director with greater experience and expertise in the tax area.

•       We have enhanced our internal training, including attendance of income tax training sessions to increase the Company’s technical expertise in the tax area. In addition, we have subscribed to additional journals and periodicals related to income taxes.

Changes in Internal Control over Financial Reporting

Other than as specified above, there were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

Reference is made to matters described in Note (13) to our financial statements appearing in Part I of this Report, which description is incorporated by reference.

In addition, we are involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 1A.                Risk Factors

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.  We do not believe there are any material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended October 31 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                        Defaults upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 5.                        Other Matters

None

Item 6.                        Exhibits

Exhibit #	Description

11*	Computation of weighted average number of shares outstanding
31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.
Dated: March 13, 2006	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board,
President and Principal Executive Officer
Dated: March 13, 2006	By:	/s/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Finance
Principal Financial Officer and Director