Form 10-Q
period 2006-04-30
AEP INDUSTRIES INC
filed 2006-06-09
CIK 785787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2006
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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 1, 2006 was 8,668,546.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	April 30,	October 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,768	$7,508
Accounts receivable, less allowance for doubtful accounts of $3,957 and $4,038 in 2006 and 2005, respectively	82,714	83,004
Inventories, net	77,639	49,617
Deferred income taxes	729	2,328
Other current assets	6,396	5,672
Assets held for sale	3,542	6,322
Assets of discontinued operations	6,603	16,894
Total current assets	179,391	171,345
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $241,256 in 2006 and $232,102 in 2005, respectively	132,363	112,698
GOODWILL	16,198	16,888
OTHER ASSETS	9,220	10,392
Total assets	$337,172	$311,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$13,379	$12,480
Accounts payable	58,124	48,388
Accrued expenses	22,977	30,273
Liabilities of discontinued operations	5,569	20,023
Total current liabilities	100,049	111,164
LONG-TERM DEBT	181,126	180,096
DEFERRED TAX LIABILITY	7,988	6,374
OTHER LONG-TERM LIABILITIES	7,132	7,494
Total liabilities	296,295	305,128
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.01 par value; 30,000,000 shares authorized; 10,694,392 and 10,653,524 shares issued in 2006 and 2005, respectively	107	107
Additional paid-in capital	99,685	98,340
Treasury stock at cost, 2,031,648 and 2,100,896 shares in 2006 and 2005, respectively	(45,128)	(46,666)
Accumulated deficit	(21,982)	(40,411)
Accumulated other comprehensive income (loss)	8,195	(5,175)
Total shareholders’ equity	40,877	6,195
Total liabilities and shareholders’ equity	$337,172	$311,323

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2006	2005	2006	2005
NET SALES	$193,251	$179,172	$386,011	$350,545
COST OF SALES	150,181	148,973	305,012	292,069
Gross profit	43,070	30,199	80,999	58,476
OPERATING EXPENSES:
Delivery	8,209	7,426	16,152	15,036
Selling	7,631	7,640	15,245	15,087
General and administrative	6,100	5,662	12,836	12,104
Total operating expenses	21,940	20,728	44,233	42,227
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	44	(12)	1,467	129
Operating income from continuing operations	21,174	9,459	38,233	16,378
OTHER INCOME (EXPENSE):
Interest expense	(4,150)	(12,854)	(8,152)	(19,029)
Other, net	648	37	(6,891)	(186)
Income (loss) from continuing operations before provision for income taxes	17,672	(3,358)	23,190	(2,837)
PROVISION FOR INCOME TAXES	5,938	2,515	10,913	3,730
Income (loss) from continuing operations	11,734	(5,873)	12,277	(6,567)
DISCONTINUED OPERATIONS:
Pre-tax income (loss) from operations	462	(31,019)	195	(36,938)
Loss from disposition	(43)	—-	(43)	—-
Income tax provision (benefit)	(6,020)	812	(6,000)	696
Income (loss) from discontinued operations	6,439	(31,831)	6,152	(37,634)
Net income (loss)	$18,173	$(37,704)	$18,429	$(44,201)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$1.36	$(0.69)	$1.43	$(0.78)
Income (loss) from discontinued operations	$0.75	$(3.74)	$0.72	$(4.45)
Net income (loss) per common share	$2.10	$(4.43)	$2.14	$(5.22)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$1.34	$(0.69)	$1.41	$(0.78)
Income (loss) from discontinued operations	$0.74	$(3.74)	$0.71	$(4.45)
Net income (loss) per common share	$2.08	$(4.43)	$2.12	$(5.22)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2006	2005	2006	2005
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$18,173	$(37,704)	$18,429	$(44,201)
Other comprehensive income:
Write-off of accumulated foreign currency translation adjustments	4,052	(306)	12,038	2,205
Foreign currency translation adjustments	748	329	1,332	2,615
Unrealized gain on cash flow hedges	—	8	—	70
Comprehensive income (loss)	$22,973	$(37,673)	$31,799	$(39,311)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended April 30,
	2006	2005
		(Revised) See Note 1
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,429	$(44,201)
Income (loss) from discontinued operations	6,152	(37,634)
Income (loss) from continuing operations	12,277	(6,567)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7,723	10,027
Write-off of FIAP accumulated foreign currency translation losses	7,986	—
Gain on sale of assets held for sale	(1,442)	—
Gain on sales of property, plant and equipment	(25)	(129)
Change in LIFO reserve	(9,241)	7,376
Write-off of issuance costs and discount of 9.875% senior subordinated notes due 2007	—	2,590
Tender premium paid related to purchase of 9.875% senior subordinated notes due 2007	—	3,637
Employee stock ownership plan expense	946	1,020
Amortization of debt fees and unamortized discount	414	586
Impairment on assets held for sale	125	—
Provision for losses on accounts receivable and inventories	356	436
Change in deferred income taxes	3,803	2,665
Share-based compensation	468	-
Other	81	79
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	995	(5,229)
Increase in inventories	(16,560)	(20,029)
Increase in other current assets	(2,170)	(3,841)
Decrease in other assets	806	719
Increase (decrease) in accounts payable	9,216	(4,951)
Decrease in accrued expenses	(806)	(10,357)
Increase (decrease) in other long-term liabilities	83	(149)
Net cash provided by (used in) operating activities	15,035	(22,117)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,718)	(6,605)
Acquisition of Mercury Plastics	(11,607)	—
Net proceeds from dispositions of property, plant and equipment	312	140
Proceeds from sale of assets held for sale	7,764	1,151
Proceeds from sale of subsidiary	—	1,553
Net cash used in investing activities	(23,249)	(3,761)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of credit facility	1,670	23,907
Repayments of Pennsylvania Industrial Loans	(183)	(180)
Purchase of 9.875% senior subordinated notes due 2007	—	(170,504)
Proceeds from issuance of 7.875% senior notes due 2013	—	175,000
Net foreign bank repayments	(376)	(574)
Fees paid and capitalized related to issuance of 7.875% senior notes due 2013	—	(5,491)
Fees paid and capitalized related to amendment of credit facility	(75)	—
Principal payments on capital lease obligations	(675)	(682)
Proceeds from exercise of stock options	262	49
Decrease in restricted cash	—	(595)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	312	293
Net cash provided by financing activities	935	21,223
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities	43	(624)
Net cash provided by (used in) investing activities	1,211	(1,826)
Net cash (used in) provided by financing activities	(391)	1,112
Effects of exchange rate changes on cash in discontinued operations	129	(112)
Net cash provided by (used in) discontinued operations	992	(1,450)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	547	30
Net decrease in cash	(5,740)	(6,075)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,508	9,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,768	$3,296

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2006 and October 31, 2005, the results of operations for the three and six months ended April 30, 2006 and 2005, and cash flows for the six months ended April 30, 2006 and 2005, respectively, have been made. The results of operations for the three and six months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial information included herein has been prepared by AEP Industries Inc., without audit, for filing with the U.S. Securities and Exchange Commission pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, intangible assets, assets held for sale, assets and liabilities of discontinued operations, stock options, income taxes, leasing arrangements, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005, filed with the Securities and Exchange Commission on January 31, 2006.

Certain prior period amounts related to the discontinued operations of the Company’s Belgium operations (see Note 13) have been reclassified to conform to the current period’s presentation.

For the six months ended April 30, 2006, the Company has revised the statements of cash flows to reconcile net income (loss) to net cash provided by (used in) operating activities. For the six months ended April 30, 2005, the Company had previously reconciled net income (loss) from continuing operations to net cash provided by (used in) operating activities. In addition, for the six months ended April 30, 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations and the effect of exchange rate changes on cash in discontinued operations in the statement of cash flows, which in the prior periods were reported on a combined basis as a single amount.

(2) Earnings Per Share (EPS)

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months EndedApril 30,		For the Six Months Ended April 30,
	2006	2005	2006	2005
Weighted average common shares outstanding:
Basic	8,639,989	8,508,376	8,598,733	8,459,639
Effect of dilutive securities:
Options to purchase common stock	102,585	—	98,065	—
Diluted	8,742,574	8,508,376	8,696,798	8,459,639

At April 30, 2006 and 2005, the Company had 145,080, and 178,560 stock options outstanding, respectively, that could potentially dilute basic earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s stock price. In addition, because of the losses from continuing operations, the assumed net exercise of 135,485 and 109,369 stock options, respectively, were excluded in calculating diluted earnings per share for the three and six months ended April 30, 2005, as the effect would have been anti-dilutive.

(3) Share-Based Compensation

Historically, the Company accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all stock options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25, described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure.”

On November 1, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments,” (“SFAS 123R”) which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that are outstanding as of November 1, 2005 is recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

The aggregate share-based compensation expense recorded in the consolidated statements of operations for the three and six months ended April 30, 2006 under SFAS 123R was $222,000 and $468,000, respectively. The Company’s income from continuing operations before provision for income taxes and income from continuing operations (and net income) for the three months ended April 30, 2006 was $222,000 and $189,000 lower and and for the six months ended April 30, 2006 was $468,000 and $390,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic EPS for the three and six months ended April 30, 2006 would have been $2.13 and $2.19 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported basic EPS of $2.10 and $2.14 per share, respectively. Diluted EPS for the three and six months ended April 30, 2006 would have been $2.10 and $2.16 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported diluted EPS of $2.08 and $2.12 per share, respectively.

The following table illustrates the effect on net loss and net loss per common share for the three and six months ended April 30, 2005, as if the Company had applied the fair value recognition provisions for share-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses:

	For the Three Months Ended April 30, 2005	For the Six Months Ended April 30, 2005
	(in thousands, except per share data)
Net loss, as reported	$(37,704)	$(44,201)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of tax effects	(134)	(300)
Pro forma net loss	$(37,838)	$(44,501)
Earnings per share:
Basic and diluted loss per share, as reported	$(4.43)	$(5.22)
Basic and diluted loss per share, pro forma	$(4.45)	$(5.26)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those stock options (excess tax benefits) to be classified as financing cash flows. For the three and six months ended April 30, 2006, there was no excess tax benefit recognized resulting from share-based compensation cost.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” that provides an elective alternative transition method to paragraph 81 of SFAS 123R of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”). The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative method. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

The fair value of options granted is estimated on the date of grant using a Black-Scholes options pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors stock option exercise and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of stock options represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option.

The table below presents the assumptions used to calculate the fair value of stock options granted during the three and six months ended April 30, 2006 and 2005.

	For the Three		For the Six
	Months		Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005
Risk-free interest rates	4.90%	4.33%	4.90%	4.33%
Expected lives in years	7.5	7.5	7.5	7.5
Expected volatility	61.59%	63.80%	61.59%	63.80%
Dividend rate	0%	0%	0%	0%

As of April 30, 2006, there was approximately $1.7 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.42 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2006. The total fair value of shares vested during the three and six months ended April 30, 2006 was $832,000 and $403,000, respectively. The total fair value of shares vested during the three and six months ended April 30, 2005 was $708,000 and $395,000, respectively. At April 30, 2006, the Company has two types of stock plans: stock option plans, which provide for the granting of stock options to officers, directors and key employees of the Company, and employee stock purchase plans.

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options (“ISOs”) which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (“SARs”), non-vested stock, performance shares and non-qualified stock options, including fixed annual grants to non-employee directors. Only ISOs and non-qualified stock options have been issued under the 1995 and 2005 Option Plans. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 1,000 stock options at the time of the annual meeting of shareholders. On April 11, 2006 and effective for the annual meeting of shareholders held on that date, the Board of Directors approved an increase of stock option grants to non-employee directors from 1,000 stock options to 2,000 stock options per year. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options during fiscal 2006 has been made from new shares.

The following table summarizes the Company’s stock option plans as of April 30, 2006, and changes during the six months ended April 30, 2006:

					Weighted Average
				Weighted	Remaining	Aggregate
	1995	2005	Total	Average	Contractual	Intrinsic
	Option	Option	Number	Exercise	Term	Value
	Plan	Plan	Of Options	Price	(years)	$(000)
Options outstanding at October 31, 2005	474,835	9,000	483,835	$17.30
Options granted	—	12,000	12,000	$33.84
Options exercised	(21,078)	—	(21,078)	$12.41
Options forfeited or cancelled	(5,180)	(1,600)	(6,780)	$18.18
Options outstanding at April 30, 2006	448,577	19,400	467,977	$17.93	6.65	$8,359
Vested and expected to vest at April 30, 2006	436,844	16,920	453,764	$18.10	6.61	$8,035
Exercisable at April 30, 2006	229,690	1,400	231,090	$23.55	5.56	$2,957

The weighted average grant-date fair value of stock options granted during the three and six months ended April 30, 2006 was $22.73 and $22.73 per stock option, respectively (no stock options were granted during the first quarter of fiscal 2006).  The weighted average grant-date fair value of stock options granted during the three and six months ended April 30, 2005 was $13.15 and $13.15 per stock option, respectively (no stock options were granted during the first quarter of fiscal 2005). The total intrinsic value of stock options exercised during the three and six months ended April 30, 2006 was $219,000 and $346,000, respectively. The total intrinsic value of stock options exercised during the three and six months ended April 30, 2005 was $52,000 and $54,000, respectively.

A summary of the Company’s non-vested stock options at April 30, 2006 and changes during the six months ended April 30, 2006, are presented below:

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at October 31, 2005	298,869	$12.23
Granted	12,000	$33.84
Vested	(69,502)	$15.21
Forfeited	(4,480)	$12.96
Non-vested at April 30, 2006	236,887	$12.44

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company’s 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and six months ended April 30, 2006, zero and 19,790 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan for the six month purchase period ended December 31, 2005. During the three and six months ended April 30, 2005, zero and 31,925 shares were purchased, respectively, by employees pursuant to the 1995 Purchase Plan.

(4)                               Inventories

Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	April 30,	October 31,
	2006	2005
	(in thousands)
Raw materials	$28,833	$16,005
Finished goods	46,962	31,945
Supplies	2,352	2,169
	78,147	50,119
Less: Inventory reserve	508	502
Inventories, net	$77,639	$49,617

The last-in, first-out (LIFO) method was used for determining the cost of approximately 77% and 71% of total inventories at April 30, 2006 and October 31, 2005, respectively. Inventories would have increased by $12.7 million and $21.9 million at April 30, 2006 and October 31, 2005, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)                               Debt

A summary of the components of debt is as follows:

	April 30,	October 31,
	2006	2005
	(in thousands)
Credit facility(a)	$1,670	$—
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	2,008	2,191
Foreign bank borrowings(d)	15,827	15,385
Total debt	194,505	192,576
Less: current portion	13,379	12,480
Long-term debt	$181,126	$180,096

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

Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR Rate borrowings up to six months. Prior to the Amendment and applicable to amounts outstanding  for the three and six months ending April 30, 2005, interest rates were based upon Excess Availability and certain leverage ratios, at a margin of the prime rate plus 0.25% to 1.00% for overnight borrowings and LIBOR plus 2.25% to 3.00% for LIBOR Rate borrowings up to six months.

The Company utilizes the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $4.3 million and $37.2 million, with a weighted average interest rate of  7.47% and 5.19%, during the six months ended April 30, 2006 and 2005, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at April 30, 2006 and October 31, 2005 supported a borrowing base of $124.6 million and $120.8 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at April 30, 2006 and October 31, 2005 totaled $1.2 million and $0.5 million, respectively. Borrowings outstanding under the Credit Facility at April 30, 2006 and October 31, 2005 were $1.7 million and zero, respectively. Therefore, availability at April 30, 2006 and October 31, 2005 under the Credit Facility was $121.7 million and $120.3 million, respectively.

The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately of $215.0 million and $172.7 million at April 30, 2006 and October 31, 2005, respectively.

If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the Credit Facility is classified as a current liability, which classification may materially affect our working capital ratio. Excess Availability under the Credit Facility ranged from $99.3 million to $124.5 million during the six months ended April 30, 2006 and from $33.3 million to $66.5 million during the six months ended April 30, 2005.

The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company’s leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During the three months ended April 30, 2006 and 2005, the Company paid unused borrowing fees of approximately $88,000 and $52,000, respectively and $179,000 and $107,000 for the six months ended April 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Amendment is less than $20.0 million, a minimum EBITDA covenant becomes applicable and the Company also becomes subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at April 30, 2006 and October 31, 2005.

(b)   7.875% Senior Notes due 2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at April 30, 2006 and October 31, 2005.

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

During fiscal 2005, approximately $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees will be amortized on a straight line basis over eight years, the term of the 2013 Notes. During the three and six months ended April 30, 2006, approximately $173,000 and $346,000, respectively, had been amortized into interest expense in the consolidated statements of operations.

(c)   Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate 2%  term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real  property of the manufacturing facility located in Wright Township, Pennsylvania, which has a net carrying value of $10.8 million at April 30, 2006.

(d)   Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains secured credit facilities at its foreign subsidiaries with interest rates averaging 4.0 to 6.0% at April 30, 2006. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At April 30, 2006 and October 31, 2005, the aggregate amount outstanding under such facilities, and included within the foreign bank borrowings amount, was approximately $15.8 million and  $15.4 million, respectively. The current portion of these amounts was $13.0 million and $12.1 million at April 30, 2006 and October 31, 2005, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at April 30, 2006 and October 31, 2005 was $46.3 million and $43.2 million, respectively. There was $10.6 million and $9.2 million of additional availability under these facilities at April 30, 2006 and October 31, 2005, respectively. The Company guarantees certain debt of its foreign subsidiaries through corporate guarantees aggregating approximately $2.2 million and $3.4 million at April 30, 2006 and October 31, 2005, respectively. The Company also guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling approximately $11.8 million and $11.3 million at April 30, 2006 and October 31, 2005, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

(6)                               Other Income (Expense)

For the three and six months ended April 30, 2006 and 2005, other income (expense), net in the consolidated statements of operations consists of the following:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Foreign currency exchange gains (losses)	$53	$10	$189	$(226)
Interest income	37	27	123	48
Write-off of FIAP’s accumulated foreign currency translation losses (see note 12)	—	—	(7,986)	—
Refund of overpaid withholding tax	475	—	475	—
Other miscellaneous	83	—	308	(8)
Total	$648	$37	$(6,891)	$(186)

(7)                               Supplemental Cash Flow Disclosure

	For the Six Months Ended April 30,
	2006	2005
	(in thousands)
Cash paid during the period for interest	$7,769	$18,046
Cash paid during the period for income taxes	$928	$1,835
Non-cash investing and financing transaction Capital expenditures related to capital lease	$—	$2,565

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

Information about the Company’s continuing operations by geographical area and by product lines for the three and six months ended April 30, 2006 and 2005, respectively,  is shown below. This information excludes the discontinued operations of the Spanish, French, Termofilm, Bordex and Belgium subsidiaries (previously part of the European segment) and Australia and New Zealand (previously comprising all of the Pacific operations). See Note 13 for further discussion.

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2006
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$155,067	$12,802	$25,382	$193,251
Intersegment sales	6,097	109	—	6,206
Gross profit	37,308	2,690	3,072	43,070
Operating income from continuing operations	19,529	1,319	326	21,174

	For the Three Months Ended April 30, 2005
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$141,294	$11,146	$26,732	$179,172
Intersegment sales	5,466	867	—	6,333
Gross profit	25,203	2,503	2,493	30,199
Operating income from continuing operations	8,056	1,355	48	9,459

	For the Six Months Ended April 30, 2006
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$313,777	$23,560	$48,674	$386,011
Intersegment sales	11,050	798	—	11,848
Gross profit	71,260	4,989	4,750	80,999
Operating income from continuing operations	35,029	2,288	916	38,233

	For the Six Months Ended April 30, 2005
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$276,515	$22,603	$51,427	$350,545
Intersegment sales	10,364	2,054	—	12,418
Gross profit	48,301	5,527	4,648	58,476
Operating income (loss) from continuing operations	13,833	3,095	(550)	16,378

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Custom films	$91,878	$81,972	$189,866	$161,674
Stretch (pallet) wrap	57,297	57,671	114,194	113,510
Polyvinyl chloride wrap	31,933	28,300	62,503	56,722
Printed and converted films	4,075	2,753	6,476	5,035
Other specialty	8,068	8,476	12,972	13,604
Total	$193,251	$179,172	$386,011	$350,545

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

The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$455	$417	$910	$854
Interest cost	249	271	498	542
Expected return on plan assets	(225)	(283)	(450)	(566)
Employee contributions	(128)	(133)	(256)	(266)
Amortization of prior service cost	19	13	38	26
Amortization of net actuarial loss (gain)	3	(5)	6	(10)
Net periodic benefit cost	$373	$280	$746	$580

Employer Contributions

For the six months ended April 30, 2006 and 2005, the Company contributed approximately $0.5 million and $0.7 million, respectively, to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $1.0 million to fund its foreign defined benefit pension plans in fiscal 2006 for a total of $1.5 million.

(10)                        Income Taxes

Income taxes are accounted for using the asset and liability method. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets and is recorded when management believes that it is more likely than not that the asset will not be realized.

The provision for income taxes for the three months ended April 30, 2006 was a provision of $5.9 million on the income from continuing operations before the provision for income taxes of $17.7 million, and the provision for income taxes for the six months ended April 30, 2006 was $10.9 million on income from continuing operations before the provision for income taxes of $23.2 million. The provision for income taxes for the three and six months ended April 30, 2006 excludes approximately $0.3 million of tax benefits for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized and includes the impact of a $0.9 million decrease in the valuation allowance relating to the deferred tax assets for capital loss carryforwards of the U.S. operations as a result of the recognition of capital gain income for U.S. tax purposes. No tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the six months ended April 30, 2006.

In February 2006, the Company divested AEP Belgium SA to a third-party European investor group in exchange for no cash consideration and the assignment of a note receivable due from AEP Belgium SA to the Company. As a result of the divestiture, the Company intends to take a $25.7 million worthless stock deduction on its U.S. federal income tax return, which resulted in the recognition of a $6.0 million federal income tax benefit on the discontinued operations for the three and six months ended April 30, 2006.

The provision for income taxes for the three months ended April 30, 2005 was $2.5 million on the loss from continuing operations before the provision for income taxes of $3.4 million, and the provision for income taxes for the six months ended April 30, 2005 was $3.7 million on the loss from continuing operations before the provision for income taxes of $2.8 million. The provision for income taxes for the three and six months ended April 30, 2005 included a $2.9 million increase in the valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the United States operations, and excluded approximately $0.2 million and $0.6 million of tax benefits for the three and six months ended April 30, 2005 for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This Staff Position provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision of the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This Staff Position was effective immediately and applies to tax years beginning after December 31, 2004. The Company adopted the provisions of this guidance during the first quarter of fiscal 2006, the impact of which for the three and six months ended April 30, 2006 was a tax benefit of $0.2 million.

(11)                        Liquidation of Fabbrica Italiana Articoli Plastici SpA

On September 22, 2003, the Board of Directors of the Company’s Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA (“FIAP”), because of its continued losses.

FIAP manufactured flexible packaging, primarily thin PVC film for twist wrapping and general over wrap. The Company did not believe the activities of FIAP represented a separate major line or component of its business or separate class of customers as production and sale of similar products were done in other AEP European facilities. The Company’s other facilities continued to produce products for and supply some of FIAP’s customers. As a result, the Company has not recorded the losses associated with the shut down as a discontinued operation and has included the losses in operating expenses in its consolidated statements of operations.

During the fourth quarter of fiscal 2003, the Company recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP based on its best estimates in establishing asset impairments, allowances and asset write downs and reserves needed as a result of the voluntary liquidation of FIAP.

The following information summarizes the results of operations of FIAP, included in the consolidated statements of operations:

	For the Three Months Ended April 30, 2006	For the Three Months Ended April 30, 2005	For the Six Months Ended April 30, 2006	For the Six Months Ended April 30, 2005
	(in thousands)
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from operations	(36)	(87)	(248)	(420)
Net income (loss)	$14	$(87)	$(191)	$(420)

The following is a summary of the reserves remaining at April 30, 2006, and included in accrued expenses in the consolidated balance sheets:

	Balance at October 31, 2005	Payments	Foreign Exchange	Balance at April 30, 2006
	(in thousands)
Reserve for non-compete agreements	$48	$(16)	$2	$34
Reserve for other costs	295	—	16	311
Total reserves	$343	$(16)	$18	$345

The Company has two non-compete agreements outstanding at April 30, 2006. The last payment is expected to be made on September 30, 2006 in accordance with the agreements.

Other costs relate to litigation claims made against the Company and represent the Company’s best estimate of settlement costs. Settlement of these claims is dependent on scheduling done by the Italian courts and therefore the Company is unable to determine when these claims will be settled.

(12)                        Assets Held for Sale

Assets held for sale at April 30, 2006 consist of the land and building of the Company’s Gainesville, Texas plant. Manufacturing activities at this location were discontinued in May 2005 while warehousing activities continue. During January 2006, the Company placed the land and building for sale. Fair value is based on estimated proceeds from the sale of the Gainesville land and building utilizing recent third party offers less costs to sell. As a result of buy offers, the Company recorded in January 2006 an impairment loss on the Gainesville land and building in the amount of $0.1 million which is included in cost of sales in the consolidated statements of operations for the six months ended April 30, 2006. The book value of the Gainesville land and building at April 30, 2006 is $3.5 million. The sale of this facility was completed on June 1, 2006.

During July 2005, management decided to shut down the operations of its Edmonton (Canada) plant and placed the land and building for sale. Fair value was based on estimated proceeds from the sale of the Edmonton land and building utilizing data obtained from a commercial real estate broker less costs to sell. On April 25, 2006, the Company completed the sale of its Edmonton (Canada) plant, included in Assets held for sale at October 31, 2005. Net proceeds from the sale were $0.8 million, after decommissioning and sale costs. No gain or loss was recorded.

On May 31, 2005, the Company signed a contract to sell the land and building of FIAP for approximately $7.5 million, before costs to sell, and received a 20% deposit, which it had recorded in accrued liabilities. The contract contained certain contingencies related to the results of environmental testing to be done by the buyer that precluded the consummation of the sale until January 2006. All contingencies have been resolved with no further liabilities to the Company and consummation of the sale occurred on January 13, 2006. The Company received net proceeds (including the deposit), after costs to sell, of $7.1 million. The Company also received from the buyer approximately $1.4 million, representing the value added tax portion of the sale to be remitted by FIAP to the tax authorities. The $1.4 million is currently held in FIAP’s bank accounts and is recorded in cash and cash equivalents and in accrued liabilities in the consolidated balance sheets at April 30, 2006. Payment to the tax authorities was made in May 2006 during the Company’s quarterly tax filings. The Company recorded a gain on the sale of the land and building during the first quarter of fiscal 2006 of approximately $1.4 million and is included in gain on sales of property, plant and equipment, net in the consolidated statements of operations for the six months ended April 30, 2006.

As a result of the consummation of the sale of the land and building of FIAP in January 2006, the liquidation of FIAP was considered substantially complete at January 31, 2006, and as a result, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Company charged the accumulated foreign currency translation losses of FIAP in the amount of $8.0 million to operations and is included in other, net in the consolidated statements of operations for the six months ended April 30, 2006.

(13)                        Discontinued Operations

Spain

In July 2004, the Company’s management approved a plan to dispose of its Spanish subsidiary, a component of the Company’s European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, during the fourth quarter of 2004, the Company recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million, which was all paid during fiscal 2005. Additionally, there was a reserve for lease termination costs at October 31, 2004 totaling $1.2 million. A final agreement with the lessor was reached in February 2005 for $0.7 million, which will be paid equally over the remaining months ending in November 2006. An amount of $0.5 million had been reversed in the statements of operations during fiscal 2005 and is reflected in gain from disposition from discontinued operations in the consolidated statements of operations. During the second quarter of fiscal 2005, the Company recognized an additional $0.3 million of charges to reduce deposits to estimated realizable value. The Company has also reached an agreement with certain suppliers in full and final settlement of balances existing at the time the Spanish subsidiary filed for liquidation. Settlements ranged from 30% to 40% of the original balance. The Company recorded $1.4 million of income related to the settlement with the suppliers in gain from disposition from discontinued operations in the consolidated statements of operations during the three months ended October 31, 2005.

In November 2005, Spain received the final payment of approximately $1.4 million related to the sale of its machinery and equipment. The total cash proceeds on the sale of Spain’s machinery and equipment were $1.7 million. The book value of the machinery and equipment, estimated in September 2004, is $1.0 million and was based on bid offers. The sale is expected to generate $0.7 million of gains on disposal of machinery and equipment which will be recognized into income as the machinery and equipment is received by the South American buyer. The payment has been recorded in Spain’s cash and accrued liabilities. For the three and six months ended April 30, 2006, the Company has recorded $285,000 and $306,000 in gains on disposal of machinery and equipment and is included in pre-tax income from discontinued operations in the consolidated statements of operations, respectively. The sale is expected to be completed by July 2006.

France/Termofilm- Italy

In order to concentrate on the Company’s core business, reduce costs and improve the quality of our earnings, the Company’s management committed to a plan during the first quarter of fiscal 2005 to divest its French and Termofilm subsidiaries, each a component of the Company’s European operations. The French subsidiary manufactured a range of products in PVC stretch film and the Termofilm subsidiary manufactured polyolefin shrink films.

France

On February 10, 2005, the Company completed the disposition of AEP Industries Packaging France, a component of the Company’s European segment that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the

French subsidiary (other than intercompany liabilities), including third-party bank borrowings. During the three months ended January 31, 2005, the Company recorded an impairment loss on the assets of the French company totaling $3.9 million, including approximately $2.0 million of accumulated translation losses, and is included in pre-tax income (loss) from discontinued operations on the consolidated statements of operations for the six months ended April 30, 2005.

Termofilm—Italy

On March 25, 2005, the Company sold all of its equity interest in Termofilm SpA, an Italian subsidiary and component of the Company’s European segment that manufactured polyolefin shrink films, for approximately $1.8 million. The Company received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. During the three months ended January 31, 2005, the Company recorded an impairment loss on the assets of Termofilm totaling $0.6 million, including a full allowance on the note and approximately $0.2 million of accumulated translation losses, and is included in pre-tax income (loss) from discontinued operations on the consolidated statements of operations for the six months ended April 30, 2005.

Pacific/Bordex/Belgium

During fiscal 2005, the Company’s management committed to a plan to divest an additional four of its foreign subsidiaries:  AEP Industries (Australia) Pty. Limited, AEP Industries (New Zealand) Limited, AEP Bordex BV and AEP Belgium. The financial statements at and for the period ended April 30, 2005 were restated to reflect these operations as discontinued operations.

Pacific

On May 2, 2005, the Company completed its sale of certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited (collectively, the “Pacific operations”) to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The Company also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at May 2, 2005. The bank borrowings were repaid by the Company on May 2, 2005 with the cash proceeds received from the sale. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted back to the buyers of the Pacific operations in repayment of the cash advance. At April 30, 2006 and October 31, 2005, approximately $0.1 million remains to be collected of the trade receivables and remitted back to the buyers of the Pacific operations. The unpaid balance of the advance was due in May 2006. Both parties are currently reviewing all transaction details with final settlement expected by August 2006. The final balance sheet audits of the Pacific operations resulted in an additional $586,000 of proceeds to the Company, which were received in August of 2005.

The sale of the Pacific operations excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The carrying value of the property at April 30, 2006 and October 31, 2005 is $7.1 million and $7.3 million, respectively, and is included in property, plant and equipment on the consolidated balance sheets. Pursuant to the sale agreement, the Australia buyer had the option to occupy this property rent free for a period not to exceed 1 ½ years, after which the buyer could either lease or vacate the property. During April 2006, the buyer exercised its option for a five-year lease commencing May 2, 2006 at approximately $740,000 plus 3.5% per year increases.

The Company recorded impairment losses of $29.0 million during the second quarter ended April 30, 2005, related to the Pacific operations, which included $1.1 million for the value of the free rent (discussed above) and approximately $2.6 million of accumulated foreign currency translation losses related to the New Zealand operations. The Company paid approximately $1.3 million related to stay bonuses, commissions and severance to certain employees of the Pacific companies which were recorded through discontinued operations in the third quarter of fiscal 2005. The Company has not recorded a tax benefit for the impairment loss of the Pacific operations as management believes it is more likely than not that the Company’s tax benefits will not be realized.

The accumulated foreign currency translation gains of the Company’s Australian subsidiary have not been reclassifed into the statement of operations in accordance with SFAS No. 52, Foreign Currency Translation, as the sale of the assets and liabilities of the Australian subsidiary did not constitute a substantial liquidation of its investment in Australia due to the Company’s retention of the land and building located in Sydney, Australia. The Company expects to reclassify the accumulated foreign currency translation gains into the statement of operations upon the sale of the land and building in Sydney.

Bordex

The Company committed to a plan to dispose of its Bordex (Holland) subsidiary in the second quarter of fiscal 2005. The Agreement entered into by the Company on June 8, 2005 to sell the shares of its Bordex operations for approximately $2.3 million had been dissolved as the buyer failed to make payments as outlined by the Agreement. Based on subsequent negotiations with Bordex’ management and its French supplier, the offer to sell the shares of Bordex was reduced to approximately $1.0 million in cash. As a result of the decrease in the assumed proceeds from the impending sale of Bordex, the Company recorded an impairment loss of $1.7 million, including $1.3 million of accumulated foreign currency translation losses, which was included in the pre-tax loss from discontinued operations on the statement of operations for the quarter ended October 31, 2005. The impairment losses have been allocated to the assets of Bordex at April 30, 2006 and October 31, 2005 as follows: goodwill ($0.1 million), other long-term assets ($1.1 million), inventories ($0.2 million) and accounts receivables ($0.3 million). The closing with the French supplier, originally expected to be completed by April 2006, has been delayed pending the approval of the district court in France. The closing is now expected to occur by July 2006.

Belgium

During the fourth quarter of fiscal 2005, the Company’s management decided to dispose of its Belgium operations, a component of the Company’s European segment that manufactures specialty film for food packaging, primarily for the cheese market with innerwrap for processed cheese and overwraps for processed and natural cheese. A letter of intent was executed, providing for the Company to sell its shares of Belgium to an investor group in exchange for the assumption of all liabilities. The Company recorded an impairment loss of $13.1 million related to the Belgium operations based upon the impending sale arrangement of the Belgium operations including $4.0 million of accumulated foreign currency translation losses, which is included in the pre-tax loss from discontinued operations on the statement of operations for the quarter ended October 31, 2005.

On February 28, 2006, the Company completed its divestiture of the Belgium operations.  As a result of the divestiture, the Company intends to take a $25.7 million worthless stock deduction on its U.S. federal income tax return, which resulted in the recognition of a $6.0 million income tax benefit on the discontinued operations for the three and six months ended April 30, 2006.  Additionally, the accumulated foreign currency translation losses of $4.0 million have been reclassified from liabilities of discontinued operations (previously included in the impairment losses as discussed above) to accumulated comprehensive income (loss).

Condensed financial information related to these discontinued operations is as follows:

	For the Three Months Ended April 30, 2006
	Spain	Bordex	Belgium	Total
	(in thousands)
Net sales	$—	$4,138	$1,837	$5,975
Gross profit	—	638	518	1,156
Pre-tax income from operations	96	53	313	462
Loss from disposition	—	—	(43)	(43)
Benefit for income taxes	—	(20)	(6,000)	(6,020)
Income from discontinued operations	$96	$73	$6,270	$6,439

	For the Three Months Ended April 30, 2005
	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Net sales	$(41)	$799	$736	$21,389	$15,449	$4,565	$5,685	$48,582
Gross profit (loss)	(107)	104	111	1,847	1,357	648	342	4,302
Pre-tax income (loss) from operations	92	(94)	(20)	(19,810)	(10,692)	(7)	(488)	(31,019)
Provision (benefit) for income taxes	—	—	7	—	809	(4)	—	812
Income (loss) from discontinued operations	$92	$(94)	$(27)	$(19,810)	$(11,501)	$(3)	$(488)	$(31,831)

	For the Six Months Ended April 30, 2006
	Spain	Bordex	Belgium	Total
	(in thousands)
Net sales	$—	$8,068	$7,561	15,629
Gross profit	—	1,293	967	2,260
Pre-tax income (loss) from operations	(78)	133	140	195
Loss from disposition	—	—	(43)	(43)
Benefit for income taxes	—	—	(6,000)	(6,000)
Income (loss) from discontinued operations	$(78)	$133	$6,097	$6,152

	For the Six Months Ended April 30, 2005
	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Net sales	$91	$8,026	$1,880	$42,886	$29,753	$8,831	$11,634	$103,101
Gross profit (loss)	(222)	1,148	467	3,536	2,898	1,304	1,104	10,235
Pre-tax income (loss) from operations	(256)	(4,210)	(614)	(20,698)	(10,671)	9	(498)	(36,938)
Provision (benefit) for income taxes	—	—	26	—	806	(136)	—	696
Income (loss) from discontinued operations	$(256)	$(4,210)	$(640)	$(20,698)	$(11,477)	$145	$(498)	$(37,634)

Assets and liabilities of the discontinued operations are comprised of the following at April 30, 2006:

	Spain	Australia	New Zealand	Bordex	Total
	(in thousands)
Assets:
Cash	$2,359	$—	$—	$145	$2,504
Accounts receivable	—	69	5	1,818	1,892
Inventories	—	—	—	1,596	1,596
Machinery and equipment	280	—	—	—	280
Goodwill	—	—	—	—	—
Other assets	331	—	—	—	331
Total assets	$2,970	$69	$5	$3,559	$6,603
Liabilities:
Bank borrowings	$—	$—	$—	$1,650	$1,650
Accounts payable	716	—	—	1,325	2,041
Accrued expenses	1,006	69	5	798	1,878
Total liabilities	$1,722	$69	$5	$3,773	$5,569

Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2005:

	Spain	Australia	NewZealand	Bordex	Belgium	Total
	(in thousands)
Assets:
Cash	$1,470	$—	$—	$76	$247	$1,793
Accounts receivable	—	59	18	1,715	3,740	5,532
Inventories	—	—	—	1,789	3,395	5,184
Machinery and equipment	1,000	—	—	—	—	1,000
Goodwill	—	—	—	—	—	—
Other assets	336	—	—	—	3,049	3,385
Total assets	$2,806	$59	$18	$3,580	$10,431	$16,894
Liabilities:
Bank borrowings	$—	$—	$—	$1,957	$310	$2,267
Accounts payable	625	—	—	1,168	1,678	3,471
Accrued expenses	1,029	59	18	740	12,439	14,285
Total liabilities	$1,654	$59	$18	$3,865	$14,427	$20,023

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

Contingencies:

In fiscal 2001, the European Commission served the Company’s Netherlands subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. The Company has cooperated with the European Commission in its investigation. The Company’s last written communication with the European

Commission was in January 2002. At this time, no litigation or action is pending against the Company involving this matter, and the Company is not in a position to predict the outcome of this investigation. However, there can be no assurance that in the event that the European Commission serves a Statement of Objections instituting a proceeding against the Company’s Netherlands subsidiary which results in a fine being assessed, that the amount of the fine would not be material.

In February 2004, the Company’s New Zealand subsidiary, was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest, which interest was sold in May 2003. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. The Company has referred these complaints to the insurance carriers that the Company believes are responsible to defend and indemnify the New Zealand subsidiary for the alleged liability. Two insurance carriers have agreed to defend the actions subject to reservations of rights. The Company also believes it may be entitled to indemnification under various agreements. Based on developments to date, the Company believes that the outcome of these actions will not have a material adverse effect on its results of operations, financial position or liquidity.

(15)   Acquisitions

On February 23, 2006, the Company purchased the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility. The Company paid $11.6 million primarily for machinery, equipment and inventory. The acquisition has been recorded under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations,” which requires that the total consideration be allocated to the assets, both tangible and intangible, acquired and liabilities assumed based on their fair values. The preliminary allocation of the purchase price of $11.6 million to the assets acquired is as follows: $10.0 million to machinery and equipment and $1.6 million to inventory. The Company is still evaluating the fair value of the operating lease of the Bowling Green facility and is obtaining an independent appraisal in order to assess the value of the customer related intangibles. The finalization of the purchase price allocation is expected to be completed by August 2006. The results of operations of Mercury Plastics have been included in the Company’s consolidated financial statements since the date of acquisition.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations about our prospects for the future, such as our ability to generate sufficient working capital, the amount of Excess Availability under our credit facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; expected disposal and proceeds received from discontinued operations and assets held for sale; changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; and other factors described in our Annual Report on Form 10-K for the year ended October 31, 2005 and our other reports filed with the SEC. Parties are cautioned not to rely on any such forward-looking statements or judgments in this section and in other parts of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative explanation from the perspective of our management on our business, financial condition, results of operations, and cash flows. Our MD&A is presented in six sections:

•       Overview

•       Results of Operations

•       Liquidity and Capital Resources

•       Off-Balance-Sheet Arrangements and Contractual Obligations

•       Critical Accounting Policies

•       New Accounting Standards

Investors should review this MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, as well as other reports filed with the SEC and other publicly available information.

Overview

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

We manufacture plastic films, principally from resins blended with other raw materials, which we either sell or further process by metallizing, printing, laminating, slitting or converting it. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. Our principal manufacturing operations are located in the United States and Canada, and we also have operations in the Netherlands (which we refer to as our European flexibles division).

The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The market for these resins has been volatile during the past 18 months, resulting in record price increases and supply shortages. The long-term prices of these materials are primarily a function of the price of petroleum and natural gas. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. The gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

Fiscal 2006 Developments

We continue to implement the strategic plan to dispose of certain foreign subsidiaries and to concentrate on our core business in North America, reduce costs and to improve the quality of our earnings. We have:

•       completed the disposition of our Belgium operations in February 2006;

•       completed the sale of certain assets held for sale: our FIAP (Italy) land and building in January 2006 and our Edmonton (Canada) land and building in April 2006;

•       entered into an agreement to sell our Bordex operation which is expected to be completed in July 2006;

•       acquired the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility in February 2006 (the acquisition adds new products, primarily printing and lamination, complementing our existing product lines);

•       incurred approximately $19.7 million of capital expenditures during the first six months of fiscal 2006 related primarily to the purchase and installation of six new production lines: one new custom line in our Pennsylvania facility that started in January 2006, two new custom lines in our California plant scheduled to start in August 2006, two new custom lines in our Texas plant with one scheduled to start in June 2006 and the other in August 2006, and one new cast stretch line in our North Carolina plant that started in March 2006; and

•       increased the amount of resin inventory on hand during the second quarter in anticipation of announced resin price increases effective May 1st of $0.06 per pound.

Prices for resins in North America were significantly higher during the six months ended April 30, 2006 as compared to the six months ended April 30, 2005 (an average increase of $0.10 per pound or 17.4%); however, such prices have decreased $0.04 each month starting in December 2005 (or an aggregate of $0.20 per pound during the first six months of fiscal 2006). The resin market in North America now appears to be headed toward price increases. A $0.06 per pound resin price increase has been announced effective May 1, 2006 and we expect a further increase effective June 1, 2006. In Europe, resin prices have increased during each of the five months ending April 2006 and we expect further increases in May and in June. We anticipate that worldwide resin prices during fiscal 2006 will continue to increase as fuel and natural gas prices increase. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices continue to increase.

Defined Terms

The following table illustrates the primary costs classified in each major operating expense category:

Cost of Sales:	Materials, including packaging
Fixed manufacturing costs
Labor, direct and indirect
Depreciation
Inbound freight charges, including
intercompany transfer freight
charges
Utility costs used in the
manufacturing process
Research and development costs
Quality control costs
Purchasing and receiving costs
Any inventory adjustments,
including LIFO adjustments
Warehousing costs
Delivery Expenses:	All costs related to shipping and handling of
products to customers, including transportation
costs to third party providers
Selling, General and	Personnel costs, including salaries, bonuses,
Administrative Expenses:	commissions and employee benefits
Facilities and equipment costs
Insurance
Professional fees

Our gross profit may not be comparable to that of other companies, since some companies include all the costs related to their distribution network in costs of sales and others, like us, include costs related to the shipping and handling of products to customers in delivery expenses, which is not a component of our cost of sales.

Unless otherwise noted, the following discussion regarding results of operations relates only to results from continuing operations.

Results of Operations—Second Quarter of 2006 Compared to Second Quarter of 2005

The following table presents unaudited selected financial data for the three months ended April 30, 2006 and 2005 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Three Months Ended
	April 30, 2006		April 30, 2005		% increase/	$
	$	Per lb. sold	$	Per lb. sold	(decrease) of $	increase/ (decrease)
	(in thousands, except for per pound data)
Pounds sold		174,992		180,588
Net sales	$193,251	$1.10	$179,172	$0.99	7.9%	$14,079
Gross profit	43,070	0.25	30,199	0.17	42.6%	12,871
Operating expenses:
Delivery	8,209	0.05	7,426	0.04	10.5%	783
Selling	7,631	0.04	7,640	0.04	(0.1)%	(9)
General and administrative	6,100	0.03	5,662	0.03	7.7%	438
Total operating expenses	$21,940	$0.12	$20,728	$0.11	5.8%	$1,212

Consolidated

Net sales increased 7.9% in the second quarter of fiscal 2006 to $193.3 million compared with $179.2 million in the second quarter of fiscal 2005. The increase in net sales was the result of a 12.0% increase in unit prices partially offset by a 3.1% decrease in sales volume during the second quarter of fiscal 2006 as compared to the same period in fiscal 2005, combined with the negative impact of foreign exchange of $1.2 million.

Gross profit for the second quarter of fiscal 2006 increased $12.9 million to $43.1 million as compared to $30.2 million in the same quarter of the prior year. The improvement in gross profit for the second quarter of fiscal 2006 was largely due to our continuing ability to pass increased resin costs through to our customers, our inventory management practices and the sequential resin price reductions on backlog orders in each month within the quarter, partially offset by the decrease in sales volume. The effect of foreign exchange on gross profit in the 2006 period was insignificant.

North America

Net sales in North America increased $15.5 million to $167.9 million for the three months ended April 30, 2006, from $152.4 million in the same period in the prior fiscal year. The increase was primarily due to a 14.0% increase in per pound average selling prices positively affecting net sales by $20.6 million, offset by a 3% decrease in sales volume, which negatively affected net sales by $5.9 million. The increase in average selling prices is attributable to higher raw material costs, primarily resin, during the comparable three-month periods. The decrease in sales volume was primarily due to customers’ working off existing inventory and delaying ordering product in anticipation of continuing falling resin prices. Fiscal 2006 also included $0.8 million of positive impact of foreign exchange relating to our Canadian operations.

Gross profit in North America increased $12.3 million, or 44.4%, to $40.0 million for the quarter ended April 30, 2006, primarily due to the 14.0% increase in selling prices, which increased gross profit by $13.1 million, partially offset by a decrease in sales volume, which decreased gross profit by $1.0 million. The gross profit of the North American operations also includes $0.1 million of an impairment loss related to the Gainesville land and building. The increase in gross profit is primarily due to the Company’s continuing ability to pass increased resin costs through to its customers and the effects of sequential reductions in resin costs on backlog orders in each month during the second quarter of fiscal 2006.

Europe

Net sales in Europe for the three months ended April 30, 2006 decreased $1.4 million to $25.3 million from $26.7 million for the three months ended April 30, 2005. This decrease for the period included the negative impact of foreign exchange of $2.0 million combined with a 1% decrease in sales volume, mitigated by a 3.8% increase in per unit selling prices. Increases in selling prices were primarily due to a favorable change in product mix, with greater sales in the printed and laminate business, and an increase in resin prices. Despite margins being under pressure due to competition and uncertainty in resin price direction, gross profit in Europe increased $0.6 million, or 23.2% to $3.1 million for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 primarily due to a favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies offset by a lag in selling price increases over resin price increases.

Consolidated Operating Expenses

Operating expenses for the three months ended April 30, 2006 increased $1.2 million, or 5.8%, to $21.9 million from the comparable period in the prior fiscal year. The increase is primarily due to an increase in delivery expenses resulting from suppliers passing along fuel cost increases, increased accruals related to employee performance incentives, and higher audit and consulting fees related to compliance with the Sarbanes-Oxley Act of 2002.

Consolidated Interest Expense

Interest expense for the three months ended April 30, 2006 was $4.2 million compared to $12.9 million for the three months ended April 30, 2005, a decrease of $8.7 million. Included in interest expense for the three months ended April 30, 2005 are the write-off of unamortized fees and discount of $2.6 million related to the 2007 Notes, the early tender fee paid and accrued to the 2007 Note holders of $4.2 million and the payment of $0.2 million of fees related to the redemption of the 2007 Notes. Without these items, interest expense decreased $1.7 million and is primarily due to the redemption of the 2007 Notes and the issuance of the 2013 Notes. This refinancing resulted in a reduction of interest expense and a reduction in amortization of debt issuance costs for the three months ended April 30, 2006, of $1.4 million as compared to the prior fiscal year, primarily due to the reduction in interest rate from 9.875% (2007 Notes) to 7.875% (2013 Notes), a reduction of the principal amount of the Notes (from $200.0 million to $175.0 million) and a reduction of debt issuance costs capitalized and amortized. Additionally, there was a $0.3 million decrease in interest expense related to the credit facility resulting from lower average borrowings during the quarter ended April 30, 2006 as compared to the same period in the prior fiscal year.

Consolidated Other, net

Other, net for the three months ended April 30, 2006 amounted to $0.6 million in income, primarily attributable to approximately a $0.5 million refund of excess payroll withholding tax payments made in Australia. The remaining items are foreign currency gains and interest income, which were relatively flat during the two periods.

Consolidated Income Tax Provision

The provision for income taxes for the three months ended April 30, 2006 was a provision of $5.9 million on income from continuing operations before the provision for income taxes of $17.7 million. The provision for income taxes for the three months ended April 30, 2006 excludes approximately $0.3 million of tax benefits for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized and the impact of a $0.5 million decrease in the valuation allowance relating to the deferred tax assets of our foreign entities.

The provision for income taxes for the three months ended April 30, 2005 was $2.5 million on the loss from continuing operations before the provision for income taxes of $3.4 million. The provision for income taxes for the three months ended April 30, 2005 included a $2.9 million increase in valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the United States operations, and excluded approximately $0.2 million of tax benefits for the three months ended April 30, 2005 for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized.

Results of Discontinued Operations—Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited, AEP Industries (NZ) Limited, and AEP Belgium. As a result, prior year amounts related to these operations have been reclassified to discontinued operations and are included as such in the discussions below. A consolidated summary of the operating results of discontinued operations for the three months ended April 30, 2006 and 2005 is as follows:

	For the Three Months Ended April 30,
	2006	2005
	(in thousands)
Net sales	$5,975	$48,582
Gross profit	1,156	4,302
Pre-tax income (loss) from operations	462	(31,019)
Income tax provision (benefit)	(6,020)	812
Income (loss) from discontinued operations	$6,439	$(31,831)

Net sales of the discontinued operations for the three months ended April 30, 2006 decreased $42.6 million from the comparable period of the prior year. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm during fiscal 2005, which contributed $38.4 million in net sales in the 2005 period. Net sales of the remaining discontinued operations, Bordex and Belgium decreased $4.3 million during the three months ended April 30, 2006 primarily due to the sale of Belgium in February 2006.

Gross profit of the discontinued operations for the three months ended April 30, 2006 decreased $3.1 million from the comparable period of the prior year. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm during fiscal 2005, which contributed $3.4 million to the gross profit of the discontinued operations in 2005. The gross profit of the remaining discontinued operations, Bordex and Belgium, increased $0.2 million for the three months ended April 30, 2006 as compared to the same period in the prior year and is primarily due to a favorable change in product mix.

In February 2006, we divested AEP Belgium SA to a third-party European investor group in exchange for no cash consideration and the assignment of a note receivable due from AEP Belgium SA to us. As a result of the divestiture, we intend to take a $25.7 million worthless stock deduction on our U.S. federal income tax return, which resulted in the recognition of a $6.0 million income tax benefit on the discontinued operations for the three months ended April 30, 2006.

Results of Operations—First Six Months of 2006 Compared to First Six Months of 2005

The following table presents unaudited selected financial data for the six months ended April 30, 2006 and 2005 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Six Months Ended
	April 30, 2006		April 30, 2005		% increase	$
	$	Per lb. sold	$	Per lb. sold	(decrease) of $	increase (decrease)
	(in thousands, except for per pound data)
Pounds sold		338,737		360,569
Net sales	$386,011	$1.14	$350,545	$0.97	10.1%	$35,466
Gross profit	80,999	0.24	58,476	0.16	38.5%	22,523
Operating expenses:
Delivery	16,152	0.05	15,036	0.04	7.4%	1,116
Selling	15,245	0.04	15,087	0.04	1.1%	158
General and administrative	12,836	0.04	12,104	0.04	6.0%	732
Total operating expenses	$44,233	$0.13	$42,227	$0.12	4.8%	$2,006

Consolidated

For the first six months of fiscal 2006, net sales increased $35.5 million or 10.1% to $386.0 million compared with $350.5 million in the same period last year. The increase in net sales was the result of

18.2% unit price increases partially offset by sales volume decreases of 6.1% combined with the negative impact of foreign exchange of $3.3 million.

For the first six months of fiscal 2006, gross profit increased 38.5% to $81.0 million from $58.5 million recorded in the first half of 2005. The improvement in gross profit is primarily due to our continuing ability to pass increased resin costs through to our customers and the effects of sequential resin price reductions on backlog orders in each month within the current period. The effect of foreign exchange on gross profit in the first half of 2006 was insignificant.

North America

Net sales in North America increased $38.2 million to $337.3 million for the six months ended April 30, 2006, from $299.1 million in the same period in the prior fiscal year. The increase was primarily due to a 20.5% increase in per pound average selling prices positively affecting sales by $61.4 million, offset by a 6.8% decrease in sales volume, which negatively impacted sales by $24.4 million. The increase in average selling prices is attributable to higher raw material costs, primarily resin, during the comparable periods. The decrease in sales volume was primarily due to customers’ working off existing inventory, and delaying ordering product in anticipation of falling resin prices. Fiscal 2006 also included $1.2 million of positive impact of foreign exchange related to our Canadian operations.

Gross profit in North America increased $22.4 million, or 41.7%, to $76.2 million for the six months ended April 30, 2006, primarily due to an increase in selling prices which increased gross profit by $25.9 million, partially offset by a decrease in sales volume, which decreased gross profit by $3.6 million. The gross profit of the North American operations also includes $0.1 million of an impairment loss related to the Gainesville land and building. The increase in gross profit is primarily due to our continuing ability to pass increased resin costs through to our customers and the effects of sequential reductions in resin costs on backlog orders in each month within the period.

Europe

Net sales for the six months ended April 30, 2006 in Europe of $48.7 million decreased $2.7 million from the six months ended April 30, 2005. This decrease for the period included the negative impact of foreign exchange of $4.5 million combined with a 2% decrease in sales volume, partially mitigated by a 5% increase in per pound selling prices. Increases in selling prices were primarily due to a favorable change in product mix with greater sales in the printed and laminate business. Gross profit in Europe increased $0.1 million, or 2.2% to $4.8 million for the six months ended April 30, 2006 versus the six months ended April 30, 2005. This increase is primarily due to the favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies offset by a lag in increases of selling prices over increases in resin prices.

Consolidated Operating Expenses

Operating expenses for the six months ended April 30, 2006 increased $2.0 million, or 4.8%, to $44.2 million from the comparable period in the prior fiscal year. The increase is primarily due to an increase in delivery expenses resulting from suppliers passing along fuel cost increases and an increase in general and administrative expenses resulting from higher audit and consulting fees related to the compliance with the Sarbanes-Oxley Act of 2002 and increased legal fees.

Consolidated Other Operating Income

Other operating income for the six months ended April 30, 2006, amounted to $1.5 million in income versus $0.1 million in income in the same period of the prior fiscal year, which primarily was the result of the gain of $1.4 million, after costs to sell, on the sale of our FIAP land and building in January 2006.

Consolidated Interest Expense

Interest expense for the six months ended April 30, 2006 was $8.1 million compared to $19.0 million for the six months ended April 30, 2005, a decrease of $10.9 million. Included in interest expense for the six months ended April 30, 2005 are the write-off of unamortized fees and bond discount of $2.6 million

31

related to the 2007 Notes, the early tender fee paid and accrued to the 2007 Note holders of $4.2 million and the payment of $0.2 million of fees related to the redemption of the 2007 Notes. Without these items, interest expense decreased $3.9 million and is primarily due to the redemption of our 2007 Notes and the issuance of the 2013 Notes. This refinancing resulted in a reduction of interest expense and a reduction in amortization of debt issuance costs for the six months ended April 30, 2006, of $3.1 million as compared to the prior fiscal year, primarily due to the reduction in interest rate from 9.875% (2007 Notes) to 7.875% (2013 Notes), a reduction of the principal amount of the Notes (from $200.0 million to $175.0 million) and a reduction of debt issuance costs capitalized and amortized. Additionally, there was a $0.8 million decrease in interest expense related to the credit facility resulting from lower average borrowings during the six months ended April 30, 2006 as compared to the same period in the prior fiscal year.

32

Consolidated Other, net

Other, net for the six months ended April 30, 2006 amounted to $6.9 million in expense which primarily consists of an approximately $8.0 million charge to operations for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52, “Foreign Currency Translation”. There were approximately $0.2 million of foreign currency transaction gains in the six months ended April 30, 2006 compared to losses of $0.2 million during the same period in the prior fiscal year due to a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and unrealized gains on foreign currency denominated payables and receivables. Also included in other income (expense) is an approximately $0.5 million refund of excess payroll withholding tax payments made in Australia. Interest income for the six months ended April 30, 2006 amounted to $123,000, up from $48,000 in the prior year period resulting from greater cash on hand during the six months ended April 30, 2006 earning interest.

Consolidated Income Tax Provision

The provision for income taxes for the six months ended April 30, 2006 was $10.9 million on income from continuing operations before the provision for income taxes of $23.2 million. The provision for income taxes for the six months ended April 30, 2006 excludes approximately $0.3 million of tax benefits for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized and the impact of a $0.9 million decrease in the valuation allowance relating to the deferred tax assets for capital loss carryforwards of the U.S. operations as a result of the recognition of capital gain income for U.S. tax purposes. No tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the three and six months ended April 30, 2006.

The provision for income taxes for the for the six months ended April 30, 2005 was $3.7 million on the loss from continuing operations before the provision for income taxes of $2.8 million. The provision for income taxes for the six months ended April 30, 2005 included a $2.9 million increase in valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the United States operations, and excluded approximately $0.6 million of tax benefits for the six months ended April 30, 2005 for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized.

Results of Discontinued Operations - First Six Months of 2006 Compared to First Six Months of 2005

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited, AEP Industries (NZ) Limited, and AEP Belgium. As a result, prior year amounts related to these operations have been reclassified to discontinued operations and are included as such in the discussions below. A consolidated summary of the operating results of discontinued operations for the six months ended April 30, 2006 and 2005 is as follows:

	For the Six Months Ended April 30,
	2006	2005
	(in thousands)
Net sales	$15,629	$103,101
Gross profit	2,260	10,235
Pre-tax income (loss) from operations	195	(36,938)
Income tax (benefit) provision	(6,000)	696
Income (loss) from discontinued operations	$6,152	$(37,634)

Net sales of the discontinued operations for the six months ended April 30, 2006 decreased $87.5 million to $15.6 million from $103.1 million for the six months ended April 30, 2005. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm during fiscal 2005 totaling $82.5 million in net sales in the 2005 amount noted above. Net sales of Bordex and Belgium during the six months ended April 30, 2006 decreased $4.8 million primarily due to the disposition of Belgium in February 2006.

Gross profit of the discontinued operations for the six months ended April 30, 2006 decreased $7.9 million to $2.3 million from $10.2 million for the six months ended April 30, 2005. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm during fiscal 2005, which contributed $8.0 million to the gross profit of the discontinued operations in 2005. The gross profit of the remaining discontinued operations, Bordex and Belgium, increased $0.1 million for the six months ended April 30, 2006 as compared to the same period in the prior year primarily due to a favorable change in product mix sold during the six months ended April 30, 2006 as compared to the prior period.

In February 2006, we divested AEP Belgium SA to a third-party European investor group in exchange for no consideration and the assignment of a note receivable due from AEP Belgium SA to us. As a result of the divestiture, we intend to take a $25.7 million worthless stock deduction on our U.S. federal income tax return, which resulted in the recognition of a $6.0 million income tax benefit on the discontinued operations for the six months ended April 30, 2006.

Income from discontinued operations was $6.2 million for the six months ended April 30, 2006 as compared to a loss of $37.6 million for the same period in the prior year. Included in the loss for the six months ended April 30, 2005 are impairment charges totaling $33.6 million taken against the assets of the various discontinued operations as follows: $4.0 million related to the French operation, $0.6 million related to the Termofilm operation and $29.0 million related to the assets of the Pacific operations.

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

We ended the second quarter of fiscal 2006 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $192.7 million, compared with $185.1 million at the end of fiscal 2005. During the six months ended April 30, 2006, we:

•       completed the sale of our land and buildings located in our FIAP location (Italy) and in our Edmonton location (Canada). Total proceeds on the sale of these assets held for sale were approximately $7.8 million, after costs to sell;

•       completed the sale of our Belgium operations in February 2006—there was no cash associated with this transaction;

•       purchased for $11.6 million the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility in February 2006;

•       incurred approximately $19.7 million of capital expenditures during the first six months of fiscal 2006 related primarily to the purchase and installation of six new production lines: one new custom line in our Pennsylvania facility that started in January 2006, two new custom lines in our California plant scheduled to start in August 2006, two new custom lines in our Texas plant with one scheduled to start in June 2006 and the other in August 2006, and one new cast stretch line in our North Carolina plant started in March 2006;

•       increased the amount of resin inventory on hand during the second quarter of fiscal 2006 in anticipation of announced resin price increases effective May 1st of $0.06 per pound.

Our working capital amounted to $79.3 million at April 30, 2006 compared to $60.2 million at October 31, 2005. The increase in working capital of $19.2 million was primarily due to a $25.8 million increase in inventories offset by a $9.2 million increase in accounts payable resulting from a build-up of resin inventory during the second quarter of fiscal 2006 in anticipation of resin price increases.

We believe that our cash and cash equivalents on hand at April 30, 2006, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our credit facility and credit lines available to our foreign subsidiaries for local currency borrowings will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At April 30, 2006, we had an aggregate of approximately $132.3 million available under our worldwide credit facilities.

Cash Flows

Our cash and cash equivalents were $1.8 million at April 30, 2006, as compared to $7.5 million at October 31, 2005. Net cash provided by operating activities from continuing operations during the six months ended April 30, 2006 was $15.0 million, primarily comprised of income from continuing operations of $12.3 million adjusted for non-cash operating charges totaling $11.2 million. These non-cash charges to continuing operations consist primarily of the write-off of approximately $8.0 million of accumulated foreign currency translation losses related to our FIAP operation, depreciation and amortization of $7.7 million, change in deferred taxes of $3.8 million, our employee stock ownership plan expense of $0.9 million and share-based compensation expense of $0.5 million. The positive non-cash adjustments were offset by a decrease in our LIFO reserve of $9.2 million (resulting from a decrease in resin costs during the period and thereby reducing inventory value) and $1.5 million of gains on sale of property, plant and equipment resulting primarily from the sale of our FIAP land and building. Cash used in operating activities included a $16.6 million increase in inventories primarily due to an increase in resin purchases in anticipation of resin price increases. Additional uses of cash within operating activities included an increase in other current assets of $2.2 million as a result of the timing of annual payments for insurance and workers compensation premiums and a decrease of $0.8 million in accrued expenses as a result of incentive payments made in December 2005 and annual customer rebate payments made during the second quarter of fiscal 2006. Cash provided by operating activities primarily included a $9.2 million increase in accounts payable related to the increase in purchases of resin during March and April of 2006 in anticipation of resin price increases. The remaining net changes in other operating assets and liabilities reflect normal operating activity for the period.

Net cash used by investing activities during the six months ended April 30, 2006 was $23.2 million, resulting primarily from capital expenditures of $19.7 million and the acquisition of the business and certain assets of Mercury of $11.6 million offset by the sale of our FIAP land and building of approximately $7.0 million, the sale of the land and building in our Edmonton location of $0.8 million and proceeds received from the sale of machinery and equipment of $0.3 million.

Net cash provided by financing activities during the six months ended April 30, 2006 was $0.9 million, resulting primarily from increased borrowings of $1.7 million under our Credit Facility and $0.6 million proceeds related to the issuance of common stock and exercise of employee stock options. The cash in-flows were offset by repayments of $0.4 million in foreign bank borrowings, $0.2 million repayment of our Pennsylvania Industrial loans and $0.7 million of capitalized lease payments.

The net cash provided by our discontinued operations during the six months ended April 30, 2006 of approximately $1.0 million resulted primarily from the receipt by our Spanish operation of $1.4 million during the first quarter of fiscal 2006 related to the sale of its machinery and equipment (approximately $0.3 million had been received in October 2005 as a down-payment) partially offset by repayment of bank borrowings of $0.4 million in our Bordex location. The remaining net changes in other operating assets and liabilities of the discontinued operations reflect normal operating activity for the six month period.

Debt

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

We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $4.3 million and $37.2 million with a weighted average interest rate of 7.47% and 5.19%, during the six months ended April 30, 2006 and 2005, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at April 30, 2006 and October 31, 2005 supported a borrowing base of $124.6 million and $120.8 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at April 30, 2006 and October 31, 2005 totaled $1.2 million and $0.5 million, respectively. Borrowings outstanding under the Credit Facility at April 30, 2006 and October 31, 2005 were $1.7 million and zero, respectively. Therefore, availability at April 30, 2006 and October 31, 2005 under the Credit Facility was $121.7 million and $120.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain secured credit facilities at our foreign subsidiaries with interest rates averaging 4.0 to 6.0% at April 30, 2006. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At April 30, 2006 and October 31, 2005, the aggregate amount outstanding under such facilities was approximately $15.8 million and $15.4 million, respectively. The current portion of these amounts was $13.0 million and $12.1 million at April 30, 2006 and October 31, 2005, respectively.

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments, as of April 30, 2006, are as follows:

	For the fiscal years ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitments
	(in thousands)
2006 balance of year	$12,560	$6,981	$846	$3,132	$23,519
2007	1,650	13,953	1,692	4,993	22,288
2008	763	13,922	800	3,437	18,922
2009	771	13,893	82	2,423	17,169
2010	779	13,863	15	1,874	16,531
Thereafter(1)	177,982	34,540	—	3,283	215,805
Total	$194,505	$97,152	$3,435	$19,142	$314,234

(1)          Borrowings include $175.0 million Senior Notes due on March 15, 2013.

In addition to the amounts reflected in the table above:

We have approximately $7.4 million remaining in approved capital project spending (excluding the $3.0 million Waxahachie, Texas warehouse purchase done in May 2006) that is scheduled to be incurred over the remainder of fiscal 2006. We anticipate spending an additional $2.0 million during the remainder of fiscal 2006 on repairs and maintenance and additional capital expenditures related to Mercury’s machinery and equipment.

Subsequent to April 30, 2006, on May 15, 2006, we purchased a warehouse near our Waxahachie, Texas manufacturing facility for approximately $3.0 million. Cash on hand in the U.S. coupled with borrowings under the credit facility were used to finance this transaction.

We had approximately $6.1 million of unfunded pension benefit obligations at October 31, 2005, related to our Canadian and Holland operations. As of April 30, 2006, we contributed approximately $0.5 million to our foreign defined benefit pension plans. Presently, we anticipate contributing an additional $1.0 million to fund our foreign defined benefit pension plans in fiscal 2006 for a total of $1.5 million.

Other Liquidity Items

The sale of our Gainesville plant was completed on June 1, 2006 with net cash proceeds of $3.5 million.

The liquidation of FIAP is expected to be completed in November 2006. We expect to use approximately $100,000 of cash for the final payouts of the non-compete agreements and final liquidation costs in FIAP during fiscal 2006. The U.S. is expected to receive approximately $0.2 million in intercompany loan repayments as a result of the final liquidation in November 2006.

The liquidation of Spain is expected to be completed in fiscal 2006 with expenses of approximately $0.4 million to be paid related to the salaries of the remaining two personnel, professional fees and utilities. The remaining cash in the Spanish company will be used to settle final creditor balances, including

U.S. intercompany loans. The U.S. is expected to receive approximately $1.2 million in intercompany loan repayments as a result of the final liquidation in November 2006.

During April 2006, the buyer of the Pacific operations exercised its option for a five-year lease on our Chester Hill plant in Sydney, Australia commencing May 2, 2006 at approximately $740,000 plus 3.5% per year increases.

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our critical accounting policies are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the consolidated financial statements, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on January 31, 2006. In the first quarter of fiscal 2006, the Company added the following critical accounting policy, which should be read in conjunction with Note 3 to our consolidated financial statements:

In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R which requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The Company uses the Black Scholes option pricing model to estimate the fair value of options on the date of grant which require certain estimates by management including the expected forfeitures rate and expected term of the option. Management also makes decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date.

There were no other material changes to our critical accounting policies during the six months ended April 30, 2006.

New Accounting Standards

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” ( FIN 47), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. As such, we are required to adopt FIN 47 by the end of fiscal 2006. We are currently evaluating the impact of FIN 47 on our consolidated financial statements.

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

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This Staff Position provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision of the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This Staff Position was effective immediately and applies to tax years beginning after December 31, 2004. We adopted the provisions of this guidance during the first quarter of fiscal 2006, the impact of which for the three and six months ended April 30, 2006 was a tax benefit of $0.2 million.

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

Interest Rates

We may use interest rate swaps, collars and options to manage our exposure to fluctuations in interest rates. At April 30, 2006, there was one interest rate swap outstanding in connection with the $2.7 million bank debt of our Netherlands subsidiary. We were not a party to any interest rate collars or options for the three and six months ended April 30, 2006 and April 30, 2005.

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2006, the carrying value of our company’s total debt was $194.5 million of which approximately $179.8 million was fixed rate debt. As of April 30, 2006, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $183.3 million.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006, the end of the period covered by this report. Based upon that evaluation, our management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective as of April 30, 2006 due to the material weakness noted below.

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

Remediation of Material Weakness

The Company’s management and Audit Committee have dedicated resources to assessing the underlying issues giving rise to the aforementioned accounting error and to ensure that proper steps have been and are being taken to improve our internal controls. As of the date of this filing, the remediation of this material weakness is substantially completed. We are in the process of implementing all the remediation initiatives outlined below, which we believe, when completed, will be sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

As of the date of this filing, the remediation initiatives management has implemented and are continuing to implement include:

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

•       We have reorganized our internal tax department, and on May 1, 2006 we hired a tax manager with greater experience and expertise in the tax area.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

Reference is made to matters described in Note 14 to our consolidated financial statements included herein, which description is incorporated by reference.

In addition, we are involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 1A.                Risk Factors

You should carefully consider the risks and uncertainties we describe in this Report, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, and in other reports filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. We do not believe there are any material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                        Defaults upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on April 11, 2006, for the purpose of electing two Class B directors. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934 and the rules there under, and there was no solicitation in opposition to management’s solicitation.

Management’s nominees for Class B directors as listed in the Proxy Statement were elected with the following vote:

Class B Directors	Shares Voted “For”	Shares Withheld	Shares Not Voted
Paul M. Feeney	5,057,226	66,978	3,457,964
Frank P. Gallagher	5,059,956	64,248	3,457,964

Accordingly, each person above has been duly elected as a Director to hold such office for a term of three years or until his respective successor is elected.

Item 5.                        Other Information

None

Item 6.                        Exhibits

Exhibit #	Description
10.1	2006 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2006
10.2	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2006
10.3

Form of Restricted Stock Unit Agreement under the AEP Industries Inc. 2005 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 10, 2006

10.4

Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 10, 2006

10.5

Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated May 10, 2006

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

AEP Industries Inc.
Dated: June 9, 2006	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board,
President and Principal Executive Officer
Dated: June 9, 2006	By:	/s/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Finance
Principal Financial Officer and Director