Form 10-Q
period 2006-07-31
AEP INDUSTRIES INC
filed 2006-09-11
CIK 785787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2006

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 6, 2006 was 7,846,219.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,	October 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,736	$7,508
Accounts receivable, less allowance for doubtful accounts of $3,797 and $4,038 in 2006 and 2005, respectively	78,017	83,004
Inventories, net	77,409	49,617
Deferred income taxes	4,986	2,328
Other current assets	5,312	5,672
Assets held for sale	—	6,322
Assets of discontinued operations	2,577	16,894
Total current assets	186,037	171,345
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $245,452 in 2006 and $232,102 in 2005, respectively	140,161	112,698
GOODWILL	15,854	16,888
OTHER ASSETS	7,818	10,392
Total assets	$349,870	$311,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$16,230	$12,480
Accounts payable	51,355	48,388
Accrued expenses	27,162	30,273
Liabilities of discontinued operations	1,214	20,023
Total current liabilities	95,961	111,164
LONG-TERM DEBT	179,065	180,096
DEFERRED TAX LIABILITY	5,016	6,374
OTHER LONG-TERM LIABILITIES	7,027	7,494
Total liabilities	287,069	305,128
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.01 par value; 30,000,000 shares authorized; 10,715,899 and 10,653,524 shares issued in 2006 and 2005, respectively	107	107
Additional paid-in capital	100,328	98,340
Treasury stock at cost, 2,031,648 and 2,100,896 shares in 2006 and 2005, respectively	(45,128)	(46,666)
Accumulated deficit	(1,886)	(40,411)
Accumulated other comprehensive income (loss)	9,380	(5,175)
Total shareholders’ equity	62,801	6,195
Total liabilities and shareholders’ equity	$349,870	$311,323

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2006	2005	2006	2005
NET SALES	$208,925	$179,398	$594,936	$529,943
COST OF SALES	168,452	139,171	473,464	431,240
Gross profit	40,473	40,227	121,472	98,703
OPERATING EXPENSES:
Delivery	9,972	8,736	26,124	23,772
Selling	8,459	7,796	23,704	22,883
General and administrative	6,129	6,854	18,965	18,958
Total operating expenses	24,560	23,386	68,793	65,613
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	(129)	109	1,338	238
Operating income from continuing operations	15,784	16,950	54,017	33,328
OTHER INCOME (EXPENSE):
Interest expense	(4,056)	(5,197)	(12,208)	(24,226)
Other, net	(11)	677	(6,902)	491
Income from continuing operations before (benefit) provision for income taxes	11,717	12,430	34,907	9,593
(BENEFIT) PROVISION FOR INCOME TAXES	(559)	7,269	10,354	10,999
Income (loss) from continuing operations	12,276	5,161	24,553	(1,406)
DISCONTINUED OPERATIONS:
Pre-tax income (loss) from operations	190	(911)	385	(37,849)
Gain from disposition	124	—	81	—
Income tax provision (benefit)	(7,506)	(432)	(13,506)	264
Income (loss) from discontinued operations	7,820	(479)	13,972	(38,113)
Net income (loss)	$20,096	$4,682	$38,525	$(39,519)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$1.42	$0.60	$2.85	$(0.17)
Income (loss) from discontinued operations	$0.90	$(0.06)	$1.62	$(4.49)
Net income (loss) per common share	$2.32	$0.55	$4.47	$(4.66)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$1.39	$0.60	$2.81	$(0.17)
Income (loss) from discontinued operations	$0.89	$(0.06)	$1.60	$(4.49)
Net income (loss) per common share	$2.28	$0.54	$4.41	$(4.66)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2006	2005	2006	2005
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$20,096	$4,682	$38,525	$(39,519)
Other comprehensive income:
Write-off of accumulated foreign currency translation adjustments	914	2,616	12,952	4,821
Foreign currency translation adjustments	271	(1,053)	1,603	1,562
Unrealized gain on cash flow hedges	—	—	—	70
Comprehensive income (loss)	$21,281	$6,245	$53,080	$(33,066)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended July 31,
	2006	2005
		(Revised)
		See Note 1
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,525	$(39,519)
Income (loss) from discontinued operations	13,972	(38,113)
Income (loss) from continuing operations	24,553	(1,406)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,070	14,754
Write-off of FIAP accumulated foreign currency translation losses	7,986	—
Gain on sale of assets held for sale	(1,442)	—
Gain on sales of property, plant and equipment	104	(238)
Change in LIFO reserve	(4,986)	383
Write-off of issuance costs and discount of 9.875% senior subordinated notes due 2007	—	2,986
Tender premium paid related to purchase of 9.875% senior subordinated notes due 2007	—	4,189
Employee stock ownership plan expense	1,441	1,426
Amortization of debt fees and unamortized discount	621	1,075
Impairment on assets held for sale	125	222
Provision for losses on accounts receivable and inventories	403	862
Change in deferred income taxes	10,603	7,356
Share-based compensation	1,376	—
Other	133	91
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,640	(738)
Increase in inventories	(20,494)	(15,418)
Increase in other current assets	(1,082)	(952)
Decrease in other assets	1,957	579
Increase in accounts payable	2,469	142
Decrease in accrued expenses	(3,766)	(2,763)
Increase (decrease) in other long-term liabilities	99	(184)
Net cash provided by operating activities	37,810	12,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,340)	(8,880)
Acquisition of Mercury Plastics	(11,607)	—
Net proceeds from dispositions of property, plant and equipment	315	273
Proceeds from sale of assets held for sale	11,306	1,151
Net proceeds from sale of subsidiary	892	37,276
Net cash (used in) provided by investing activities	(30,434)	29,820
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of credit facility	—	(4,855)
Repayments of Pennsylvania Industrial Loans	(276)	(271)
Purchase of 9.875% senior subordinated notes due 2007	—	(204,189)
Proceeds from issuance of 7.875% senior notes due 2013	—	175,000
Net foreign bank borrowings (repayments)	1,921	(2,317)
Fees paid and capitalized related to issuance of 7.875% senior notes due 2013	—	(5,516)
Fees paid and capitalized related to amendment of credit facility	(75)	—
Principal payments on capital lease obligations	(1,043)	(992)
Proceeds from exercise of stock options	369	76
Decrease in restricted cash	—	(396)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	557	538
Net cash provided by (used in) financing activities	1,453	(42,922)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities	(574)	12,580
Net cash provided by investing activities	1,362	35,645
Net cash used in financing activities	—	(54,498)
Effects of exchange rate changes on cash in discontinued operations	98	(321)
Net cash provided by (used in) discontinued operations	886	(6,594)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	513	1,195
Net increase (decrease) in cash	10,228	(6,135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,508	9,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,736	$3,236

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2006 and October 31, 2005, the results of operations for the three and nine months ended July 31, 2006 and 2005, and cash flows for the nine months ended July 31, 2006 and 2005, respectively, have been made. The results of operations for the three and nine months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial information included herein has been prepared by AEP Industries Inc., without audit, for filing with the U.S. Securities and Exchange Commission (the “Commission”) pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, intangible assets, assets held for sale, assets and liabilities of discontinued operations, stock options, income taxes, leasing arrangements, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005, filed with the Commission on January 31, 2006.

Certain prior period amounts related to the discontinued operations of the Company’s Belgium operations (see Note 13) have been reclassified to conform to the current period’s presentation.

For the nine months ended July 31, 2006, the Company has revised the statements of cash flows to reconcile net income (loss) to net cash provided by operating activities. For the nine months ended July 31, 2005, the Company had previously reconciled net income (loss) from continuing operations to net cash provided by operating activities. In addition, for the nine months ended July 31, 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations and the effect of exchange rate changes on cash in discontinued operations in the statement of cash flows, which in the prior periods were reported on a combined basis as a single amount.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2006	2005	2006	2005
Weighted average common shares outstanding:
Basic	8,672,304	8,534,942	8,623,526	8,485,016
Effect of dilutive securities:
Options to purchase common stock	132,560	114,933	109,563	—
Diluted	8,804,864	8,649,875	8,733,089	8,485,016

At July 31, 2006 and 2005, the Company had 33,000, and 184,960 stock options outstanding, respectively, that could potentially dilute basic earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s stock price. In addition, because of the losses from continuing operations, the assumed net exercise of 111,224 stock options, respectively, were excluded in calculating diluted earnings per share for the nine months ended July 31, 2005, as the effect would have been anti-dilutive.

(3)   Share-Based Compensation

Historically, the Company accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all stock options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25, described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure.”

On November 1, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that are outstanding as of November 1, 2005 is recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

The aggregate share-based compensation expense recorded in the consolidated statements of operations for the three and nine months ended July 31, 2006 under SFAS 123R was $908,000 and $1,376,000, respectively. The Company’s income from continuing operations before provision for income taxes and income from continuing operations (and net income) for the three months ended July 31, 2006 was $908,000 and $609,000 lower and for the nine months ended July 31, 2006 was $1,376,000 and $999,000 lower, respectively, than if the Company had continued to account for share-based compensation under

APB No. 25. Basic EPS for the three and nine months ended July 31, 2006 would have been $2.39 and $4.58 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported basic EPS of $2.32 and $4.47 per share, respectively. Diluted EPS for the three and nine months ended July 31, 2006 would have been $2.35 and $4.53 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported diluted EPS of $2.28 and $4.41 per share, respectively.

The following table illustrates the effect on net income (loss) and net income (loss) per common share for the three and nine months ended July 31, 2005, as if the Company had applied the fair value recognition provisions for share-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses:

	For the Three Months Ended July 31, 2005	For the Nine Months Ended July 31, 2005
	(in thousands, except per share data)
Net income (loss), as reported	$4,682	$(39,519)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards, net of tax effects	(145)	(445)
Pro forma net income (loss)	$4,537	$(39,964)
Earnings per share:
Basic income (loss) per share, as reported	$0.55	$(4.66)
Basic income (loss) per share, pro forma	$0.53	$(4.71)
Diluted income (loss) per share, as reported	$0.54	$(4.66)
Diluted income (loss) per share, pro forma	$0.52	$(4.71)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those stock options (excess tax benefits) to be classified as financing cash flows. For the three and nine months ended July 31, 2006, there was no excess tax benefit recognized resulting from share-based compensation cost.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” that provides an elective alternative transition method to paragraph 81 of SFAS 123R of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”). The Company may take up to one year from the effective date of FSP 123R-3 to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative method. Until and unless the Company elects the transition method described in FSP 123R-3, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

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

There were no options granted during the three months ended July 31, 2006 or during the three months ended July 31, 2005. As a result, the table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the nine months ended July 31, 2006 and 2005.

	For the Nine Months Ended July 31,
	2006	2005
Risk-free interest rates	4.90%	4.33%
Expected lives in years	7.5	7.5
Expected volatility	61.59%	63.80%
Dividend rate	0%	0%

As of July 31, 2006, there was approximately $1.5 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.17 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2006. The total fair value of shares vested during the three and nine months ended July 31, 2006 was approximately $6,000 and $714,000, respectively. The total fair value of shares vested during the three and nine months ended July 31, 2005 was approximately $15,000 and $846,000, respectively. At July 31, 2006, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options to officers, directors and key employees of the Company, and employee stock purchase plans.

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options (“ISOs”) which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (“SARs”), non-vested stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 1,000 stock options at the time of the annual meeting of shareholders. On April 11, 2006 and effective for the annual meeting of shareholders held on that date, the Board of Directors approved an increase of stock option grants to non-employee directors from 1,000 stock options to 2,000 stock options per year. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options during fiscal 2006 has been made from new shares. At July 31, 2006, 816,267 shares are available to be issued under the 2005 Option Plan.

Options

The following table summarizes the Company’s stock option plans as of July 31, 2006, and changes during the nine months ended July 31, 2006:

					Weighted Average
				Weighted	Remaining	Aggregate
	1995	2005	Total	Average	Contractual	Intrinsic
	Option	Option	Number	Exercise	Term	Value
	Plan	Plan	Of Options	Price	(years)	$(000)
Options outstanding at October 31, 2005	474,835	9,000	483,835	$17.30
Options granted	—	12,000	12,000	$33.84
Options exercised	(30,648)	(400)	(31,048)	$11.88
Options forfeited or cancelled	(6,624)	(1,600)	(8,224)	$16.78
Options outstanding at July 31, 2006	437,563	19,000	456,563	$18.11	6.38	$12,168
Vested and expected to vest at July 31, 2006	424,568	17,920	442,488	$18.29	6.34	$11,714
Exercisable at July 31, 2006	220,976	1,000	221,976	$24.07	5.23	$4,615

The weighted average grant-date fair value of stock options granted during the nine months ended July 31, 2006 and 2005 was $22.73 and $13.15 per stock option, respectively. No stock options were granted during the three months ended July 31, 2006 or 2005. The total intrinsic value of stock options exercised during the three and nine months ended July 31, 2006 was approximately $228,000 and $574,000, respectively. The total intrinsic value of stock options exercised during the three and nine months ended July 31, 2005 was approximately $26,000 and $79,000, respectively.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at July 31, 2006 and changes during the nine months ended July 31, 2006, are presented below:

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at October 31, 2005	299,109	$12.23
Granted	12,000	$33.84
Vested	(70,598)	$15.10
Forfeited	(5,924)	$12.29
Non-vested at July 31, 2006	234,587	$12.47

Performance Units

On May 5, 2006, the Board of Directors of the Company approved the grant of Performance Units (“Units”) under the AEP Industries Inc. 2005 Option Plan to four executive officers and other employees of the Company, and on June 14, 2006, it approved similar grants to one executive officer and other employees of the Company. For each Unit, upon vesting and the satisfaction of any required tax withholding obligation, the employee has the option to receive one share of the Company’s common stock or the equivalent cash value or combination of both. The number of shares of common stock delivered as payment will reduce the number of shares available for issuance under the 2005 Option Plan. The vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates.

The Units are subject to forfeiture based on an EBITDA performance goal. If the Company’s 2006 EBITDA equals or exceeds forecasted EBITDA (determined by the Board on April 11, 2006), no performance units will be forfeited. If the Company’s 2006 EBITDA is between 80% and less than 100% of forecasted EBITDA, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage 2006 EBITDA is less than forecasted EBITDA. If 2006 EBITDA is below 80% of forecasted EBITDA, the employee will forfeit all Units. At July 31, 2006, the Company believes it is probable that the EBITDA target will be met.

Due to the cash settlement feature, the Units are liability classified and are recognized at fair value or a portion thereof, depending on the percentage of requisite service rendered at the reporting date, and are remeasured at each balance sheet date to market value of the Company’s common stock at that reporting date.

As the Units contain both a performance and service condition, the Units have been treated as a series of separate awards or tranches for purposes of recognizing compensation expense. The Company will recognize compensation expense on a tranche-by-tranche basis, recognizing the expense as the employee works over the requisite service period for that specific tranche. The Company has applied the same assumption for forfeitures as employed in the Company’s stock option plans, discussed above.

Total share-based compensation expense related to the Units was approximately $0.7 million for the three and nine months ended July 31, 2006.

The following table summarizes the Units as of July 31, 2006, and changes during the nine months ended July 31, 2006:

			Weighted Average
		Weighted	Remaining	Aggregate
	2005	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	Plan	Price	(years)	$(000)
Units outstanding at October 31, 2005	—	—
Units granted	164,333	$0.00
Units exercised	—
Units forfeited or cancelled	—
Units outstanding at July 31, 2006	164,333	$0.00	2.8	$7,339
Vested and expected to vest at July 31, 2006	159,333		2.8	$7,116
Exercisable at July 31, 2006	—

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company’s 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and nine months ended July 31, 2006, 11,537 and 31,327 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. During the three and nine months ended

July 31, 2005, 19,383 and 51,308 shares were purchased, respectively, by employees pursuant to the 1995 Purchase Plan.

(4)   Inventories

Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	July 31,	October 31,
	2006	2005
	(in thousands)
Raw materials	$31,377	$16,005
Finished goods	43,890	31,945
Supplies	2,702	2,169
	77,969	50,119
Less: Inventory reserve	560	502
Inventories, net	$77,409	$49,617

The last-in, first-out (LIFO) method was used for determining the cost of approximately 76% and 71% of total inventories at July 31, 2006 and October 31, 2005, respectively. Inventories would have increased by $16.9 million and $21.9 million at July 31, 2006 and October 31, 2005, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)   Debt

A summary of the components of debt is as follows:

	July 31,	October 31,
	2006	2005
	(in thousands)
Credit facility(a)	$—	$—
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	1,915	2,191
Foreign bank borrowings(d)	18,380	15,385
Total debt	195,295	192,576
Less: current portion	16,230	12,480
Long-term debt	$179,065	$180,096

(a)   Credit facility

On October 28, 2005, the Company entered into an amendment (the “Amendment”) to the Loan and Security Agreement with Wachovia Bank N.A (successor to Congress Financial Corporation) as initial lender thereunder and as agent for the lenders thereunder (the “Credit Facility”). The Amendment extended the term of the Credit Facility to November 19, 2010 and increased the maximum borrowing amount under the Credit Facility from $100.0 million to $125.0 million. The letters of credit maximum remained at $20.0 million. The Company can terminate the Credit Facility at any time prior to maturity without prepayment penalty.

Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR Rate borrowings up to nine months. Prior to the Amendment and applicable to amounts outstanding for the three and nine months ending July 31, 2005, interest rates were based upon Excess Availability and certain leverage ratios, at a margin of the prime rate plus 0.25% to 1.00% for overnight borrowings and LIBOR plus 2.25% to 3.00% for LIBOR Rate borrowings up to six months.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $3.4 million and $36.5 million, with a weighted average interest rate of 7.6% and 5.4%, during the nine months ended July 31, 2006 and 2005, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at July 31, 2006 and October 31, 2005 supported a borrowing base of $121.9 million and $120.8 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at July 31, 2006 and October 31, 2005 totaled $1.0 million and $0.5 million, respectively. Borrowings outstanding under the Credit Facility were zero at both July 31, 2006 and October 31, 2005. Therefore, availability at July 31, 2006 and October 31, 2005 under the Credit Facility was $120.9 million and $120.3 million, respectively.

The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately of $217.9 million and $172.7 million at July 31, 2006 and October 31, 2005, respectively.

If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the Credit Facility is classified as a current liability, which classification may materially affect our working capital ratio. Excess Availability under the Credit Facility ranged from $99.3 million to $124.5 million during the nine months ended July 31, 2006 and from $33.2 million to $82.1 million during the nine months ended July 31, 2005.

The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company’s leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During the three months ended July 31, 2006 and 2005, the Company paid unused borrowing fees of approximately $90,000 and $57,000, respectively and $0.3 million and $0.2 million for the nine months ended July 31, 2006 and 2005, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Amendment is less than $20.0 million, a minimum EBITDA covenant becomes applicable and the Company also becomes subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at July 31, 2006 and October 31, 2005.

On July 31, 2006, in connection with the transactions set forth in Note 16, the Company entered into an amendment under the Credit Facility that, among other things, increases the Company’s “basket” for dividends, stock repurchases and certain redemptions and repayments of indebtedness to $75 million from $50 million for the Company’s fiscal year ending October 31, 2006.

(b)   7.875% Senior Notes due 2013

On March 18, 2005, the Company completed the sale of $175.0 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at July 31, 2006 and October 31, 2005.

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

During fiscal 2005, approximately $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees will be amortized on a straight line basis over eight years, the term of the 2013 Notes. During the three and nine months ended July 31, 2006, approximately $0.2 million and $0.5 million, respectively, had been amortized into interest expense in the consolidated statements of operations. During the three and nine months ended July 31, 2005, approximately $0.1 million had been amortized into interest expense in the consolidated statements of operations.

(c)   Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which has a net carrying value of $10.7 million at July 31, 2006.

(d)   Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains secured credit facilities at its foreign subsidiaries with interest rates averaging 4.0% to 6.0% at July 31, 2006. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At July 31, 2006 and October 31, 2005, the aggregate amount outstanding under such facilities, and included within the foreign bank borrowings amount, was approximately $18.4 million and $15.4 million, respectively. The current portion of these amounts was $15.9 million and $12.1 million at July 31, 2006 and October 31, 2005, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at July 31, 2006 and October 31, 2005 was $45.7 million and $43.2 million, respectively. There was $8.0 million and $9.2 million of additional availability under these facilities at July 31, 2006 and October 31, 2005, respectively. The Company guarantees certain debt of its foreign subsidiaries through corporate guarantees aggregating approximately $2.2 million and $3.4 million at July 31, 2006 and October 31, 2005, respectively. The Company also guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling approximately $11.7 million and $11.3 million at July 31, 2006 and October 31, 2005, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

(6)   Other Income (Expense)

For the three and nine months ended July 31, 2006 and 2005, other income (expense), net in the consolidated statements of operations consists of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2006	2005	2006	2005
	(in thousands)
Foreign currency exchange gains (losses)	$(117)	$625	$72	$399
Interest income	86	64	209	112
Write-off of FIAP’s accumulated foreign currency translation losses (see note 12)	—	—	(7,986)	—
Refund of overpaid payroll withholding tax	—	—	475	—
Other miscellaneous	20	(12)	328	(20)
Total	$(11)	$677	$(6,902)	$491

(7)   Supplemental Cash Flow Disclosure

	For the Nine Months Ended July 31,
	2006	2005
	(in thousands)
Cash paid during the period for interest	$8,114	$21,336
Cash paid during the period for income taxes	$1,337	$3,328
Non-cash investing and financing transaction—Capital expenditures related to capital lease	$367	$2,565

(8)   Segment and Geographic Information

The Company’s operations are conducted within one business segment. The Company manufactures, produces and distributes polyethylene, polyvinyl chloride and polypropylene flexible plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe.

Information about the Company’s continuing operations by geographical area and by product lines for the three and nine months ended July 31, 2006 and 2005, respectively, is shown below. This information excludes the discontinued operations of the Spanish, French, Termofilm, Bordex and Belgium subsidiaries (previously part of the European segment) and Australia and New Zealand (previously comprising all of the Pacific operations). See Note 13 for further discussion.

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2006
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$163,672	$17,094	$28,159	$208,925
Intersegment sales	9,203	11	—	9,214
Gross profit	34,629	3,213	2,631	40,473
Operating income from continuing operations	14,198	1,466	120	15,784

	For the Three Months Ended July 31, 2005
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$142,044	$13,896	$23,458	$179,398
Intersegment sales	6,818	763	—	7,581
Gross profit	35,636	2,053	2,538	40,227
Operating income (loss) from continuing operations	16,914	627	(591)	16,950

	For the Nine Months Ended July 31, 2006
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$477,449	$40,654	$76,833	$594,936
Intersegment sales	20,253	809	—	21,062
Gross profit	105,889	8,202	7,381	121,472
Operating income from continuing operations	49,227	3,754	1,036	54,017

	For the Nine Months Ended July 31, 2005
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$418,559	$36,499	$74,885	$529,943
Intersegment sales	17,182	2,817	—	19,999
Gross profit	83,937	7,580	7,186	98,703
Operating income (loss) from continuing operations	30,747	3,722	(1,141)	33,328

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2006	2005	2006	2005
	(in thousands)
Custom films	$97,759	$84,032	$287,625	$245,706
Stretch (pallet) wrap	63,165	54,953	177,359	168,463
Polyvinyl chloride wrap	35,255	28,087	97,758	84,809
Printed and converted films	4,882	2,851	11,358	7,886
Other specialty	7,864	9,475	20,836	23,079
Total	$208,925	$179,398	$594,936	$529,943

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

The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2006	2005	2006	2005
	(in thousands)
Service cost	$455	$417	$1,365	$1,271
Interest cost	249	271	747	813
Expected return on plan assets	(225)	(283)	(675)	(849)
Employee contributions	(128)	(133)	(384)	(399)
Amortization of prior service cost	19	13	57	39
Amortization of net actuarial loss (gain)	3	(5)	9	(15)
Net periodic benefit cost	$373	$280	$1,119	$860

Employer Contributions

For the nine months ended July 31, 2006 and 2005, the Company contributed approximately $0.9 million and $1.0 million, respectively, to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $0.6 million to fund its foreign defined benefit pension plans in fiscal 2006 for a total of $1.5 million.

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

The benefit for income taxes for the three months ended July 31, 2006 was $0.6 million on the income from continuing operations before the benefit for income taxes of $11.7 million and the provision for income taxes for the nine months ended July 31, 2006 was $10.4 million on the income from continuing operations before the provision for income taxes of $34.9 million. The benefit (provision) for income taxes for the three and nine months ended July 31, 2006 consists of the following: (i) the exclusion of  approximately $0.1 and $0.4 million, respectively, of tax benefits for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized;  (ii) a $1.7 million increase in the valuation allowance relating to the deferred tax assets for capital loss carryforwards of the U.S. operation as a result of the recognition of a capital loss for U.S. income tax purposes during the third quarter of fiscal 2006; and (iii) a benefit of $5.0 million related to the write-off of intercompany loans due to the liquidation of FIAP. The benefit (provision) for nine months ended July 31, 2006 also includes a $0.9 million decrease in the valuation allowance relating to utilization of a portion of the deferred tax assets for capital loss carryforwards of the U.S. operation as a result of the recognition of capital gain income recorded during the first six months of fiscal 2006.  No tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the nine months ended July 31, 2006.

In May 2006, the Company liquidated its remaining interest in AEP Industries (Australia) Pty LTD for U.S. tax purposes by making a “check-the-box” election to treat the subsidiary as a disregarded entity for U.S. federal income tax purposes. As a result of the election, the Company intends to take a $24.9 million worthless stock deduction on its U.S. federal income tax return. In February 2006, the Company divested AEP Belgium SA to a third-party European investor group in exchange for no consideration and the assignment of a note receivable due from AEP Belgium SA to the Company. As a result of the divestiture, the Company intends to take a $25.7 million worthless stock deduction on its U.S. federal income tax return. The worthless stock deductions resulted in the recognition of a $7.5 million and a $13.5 million federal income tax benefit in the discontinued operations for the three and nine months ended July 31, 2006.

The provision for income taxes for the three months ended July 31, 2005 was $7.3 million on the income from continuing operations before the provision for income taxes of $12.4 million and the provision for income taxes for the nine months ended July 31, 2005 was $11.0 million on the income from continuing operations before the provision for income taxes of $9.6 million. The provision for income taxes for the three and nine months ended July 31, 2005 includes an income tax expense of $2.2 million related to cash repatriated during the third quarter of fiscal 2005 in accordance with the  American Jobs Creation Act of 2004 (“the Act”) which was signed into effect on October 22, 2004. The provision for income taxes for the nine months ended July 31, 2005 included a $2.9 million increase in the valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the United States operations. The benefits of these credits are dependent on the United States operations generating sufficient foreign-source taxable income and a U.S. income tax liability. The Company has concluded that it is more likely than not that the carryforwards will not be fully realized due to the large reduction in future projected foreign source income as a result of discontinued foreign operations. In addition, the provision excludes approximately $0.2 million and $0.7 million of tax benefits for the three and nine months ended July 31, 2005, respectively, for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This Staff Position provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision of the Act that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This Staff Position was effective immediately and applies to tax years beginning after December 31, 2004. The Company adopted the provisions of this guidance during the first quarter of fiscal 2006, the impact of which for the three months ended July 31, 2006 was a tax expense of $0.2 million and zero for the nine months ended July 31, 2006.

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

The following information summarizes the results of operations of FIAP, included in the consolidated statements of operations:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2006	2005	2006	2005
	(in thousands)
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from operations	(64)	(458)	(312)	(878)
Net loss	$(51)	$(457)	$(242)	$(877)

The following is a summary of the reserves remaining at July 31, 2006, and included in accrued expenses in the consolidated balance sheets:

	Balance at October 31, 2005	Payments	Foreign Exchange	Balance at July 31, 2006
	(in thousands)
Reserve for non-compete agreements	$48	$(49)	$18	$17
Reserve for other costs	295	—	19	314
Total reserves	$343	$(49)	$37	$331

The Company has two non-compete agreements outstanding at July 31, 2006. The last payment is expected to be made on September 30, 2006 in accordance with the agreements.

Other costs relate to litigation claims made against the Company and represent the Company’s best estimate of settlement costs. Settlement of these claims is dependent on scheduling done by the Italian courts and therefore the Company is unable to determine when these claims will be settled.

(12)   Assets Held for Sale

During January 2006, the Company placed the land and building of its Gainesville, Texas plant for sale. Manufacturing activities at this location were discontinued in May 2005 while warehousing activities continued. Fair value was based on estimated proceeds from the sale of the Gainesville land and building utilizing recent third party offers less costs to sell. As a result of buy offers, the Company recorded in January 2006 an impairment loss on the Gainesville land and building in the amount of $0.1 million which is included in cost of sales in the consolidated statements of operations for the nine months ended July 31, 2006. The sale of this facility was completed on June 1, 2006. Net proceeds from the sale were $3.5 million. The Company recorded a loss on the disposal of the Gainesville land and building of $69,000 and is included in gain (loss) on sales of property, plant and equipment, net in the consolidated statements of operations for the three and nine months ended July 31, 2006. The loss was primarily due to a reduction of the sales price as a result of damages sustained by the Gainesville building during a recent storm.

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

On May 31, 2005, the Company signed a contract to sell the land and building of FIAP for approximately $7.5 million, before costs to sell, and received a 20% deposit, which it had recorded in accrued liabilities. The contract contained certain contingencies related to the results of environmental testing to be done by the buyer that precluded the consummation of the sale until January 2006. All contingencies have been resolved with no further liabilities to the Company and consummation of the sale occurred on January 13, 2006. The Company received net proceeds (including the deposit), after costs to sell, of $7.1 million. The Company also received from the buyer approximately $1.4 million, representing the value added tax portion of the sale which was remitted by FIAP to the tax authorities during the Company’s quarterly tax filings in May 2006. The Company recorded a gain on the sale of the land and building during the first quarter of fiscal 2006 of approximately $1.4 million, which is included in gain (loss) on sales of property, plant and equipment, net in the consolidated statements of operations for the nine months ended July 31, 2006.

As a result of the consummation of the sale of the land and building of FIAP in January 2006, the liquidation of FIAP was considered substantially complete at January 31, 2006, and as a result, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Company charged the accumulated foreign currency translation losses of FIAP in the amount of $8.0 million in other, net in the consolidated statements of operations for the nine months ended July 31, 2006.

(13)   Discontinued Operations

Spain

In July 2004, the Company’s management approved a plan to dispose of its Spanish subsidiary, a component of the Company’s European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, during the fourth quarter of 2004, the Company recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million, which was all paid during fiscal 2005. Additionally, there was a reserve for lease termination costs at October 31, 2004 totaling $1.2 million. A final agreement with the lessor was reached in February 2005 for $0.7 million, which will be paid equally over the remaining months ending in November 2006. An amount of $0.5 million had been reversed in the fourth quarter of fiscal 2005 and is reflected in gain from disposition from discontinued operations in the consolidated statements of operations. During the second quarter of fiscal 2005, the Company recognized an additional $0.3 million of charges to reduce deposits to estimated realizable value. The Company has also reached an agreement with certain suppliers in full and final settlement of balances existing at the time the Spanish subsidiary filed for liquidation. Settlements ranged from 30% to 40% of the original balance. The Company recorded $1.4 million of income related to the settlement with the suppliers in gain from disposition from discontinued operations in the consolidated statements of operations during the three months ended October 31, 2005.

In November 2005, the Spanish subsidiary received the final advance payment of approximately $1.4 million related to the sale of its machinery and equipment. The total advance payments received on the sale of Spain’s machinery and equipment were $1.7 million. In September 2004, the book value of the machinery and equipment had been written down to $1.0 million based on bid offers at that time. Based on the final sale price of $1.7 million, the sale of Spain’s machinery and equipment will generate $0.7 million of gains on disposal which will be recognized into income as the machinery and equipment is received by the South American buyer. The advance payments have been recorded in Spain’s cash and accrued liabilities. For the three and nine months ended July 31, 2006, the Company has recorded $0.1 million and $0.4 million in gains on disposal of machinery and equipment, which are included in pre-tax income from discontinued operations in the consolidated statements of operations, respectively. The remaining machinery and equipment was received by the South American buyer in August 2006.

France/Termofilm—Italy

In order to concentrate on the Company’s core business, reduce costs and improve the quality of earnings, the Company’s management committed to a plan during the first quarter of fiscal 2005 to divest its French and Termofilm subsidiaries, each a component of the Company’s European operations. The French subsidiary manufactured a range of products in PVC stretch film and the Termofilm subsidiary manufactured polyolefin shrink films.

France

On February 10, 2005, the Company completed the disposition of AEP Industries Packaging France, a component of the Company’s European segment that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. During the three months ended January 31, 2005, the Company recorded an impairment loss on the assets of the French company totaling $3.9 million, including approximately $2.0 million of accumulated translation losses, and is included in pre-tax income (loss) from discontinued operations on the consolidated statements of operations for the nine months ended July 31, 2005.

Termofilm—Italy

On March 25, 2005, the Company sold all of its equity interest in Termofilm SpA, an Italian subsidiary and component of the Company’s European segment that manufactured polyolefin shrink films, for approximately $1.8 million. The Company received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. During the three months ended January 31, 2005, the Company recorded an impairment loss on the assets of Termofilm totaling $0.6 million, including a full allowance on the note and approximately $0.2 million of accumulated translation losses, and is included in pre-tax income (loss) from discontinued operations on the consolidated statements of operations for the nine months ended July 31, 2005.

Pacific/Bordex/Belgium

During fiscal 2005, the Company’s management committed to a plan to divest an additional four of its foreign subsidiaries:  AEP Industries (Australia) Pty. Limited, AEP Industries (New Zealand) Limited, AEP Bordex BV and AEP Belgium. The financial statements at and for the period ended July 31, 2005 were restated to reflect the Belgium operations as discontinued operations.

Pacific

On May 2, 2005, the Company completed its sale of certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited (collectively, the “Pacific operations”) to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The Company also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at May 2, 2005. The bank borrowings were repaid by the Company on May 2, 2005 with the cash proceeds received from the sale. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted back to the buyers of the Pacific operations in repayment of the cash advance. At July 31, 2006 and October 31, 2005, approximately $0.1 million remains to be collected of the trade receivables and remitted back to the buyers of the Pacific operations. The unpaid balance of the advance was due in May 2006. Both parties are currently reviewing all transaction details with final settlement expected by October 2006. The final balance sheet audits of the Pacific operations resulted in an additional $586,000 of proceeds to the Company, which were received in August of 2005.

The sale of the Pacific operations excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The carrying value of the property at July 31, 2006 and October 31, 2005 is $7.2 million and $7.3 million, respectively, and is included in property, plant and equipment on the consolidated balance sheets. Pursuant to the sale agreement, the Australia buyer had the option to occupy this property rent free for a period not to exceed 1½ years, after which the buyer could either lease or vacate the property. During April 2006, the buyer exercised its option for a five-year lease commencing May 2, 2006 with rent of approximately $740,000 per annum plus 3.5% per year increases.

The Company recorded impairment losses of $29.0 million during the second quarter ended April 30, 2005, related to the Pacific operations, which included $1.1 million for the value of the free rent (discussed above) and approximately $2.6 million of accumulated foreign currency translation losses related to the New Zealand operations. The Company paid approximately $1.3 million for stay bonuses, commissions and severance to certain employees of the Pacific companies which were recorded through discontinued operations in the third quarter of fiscal 2005.

In May 2006, the Company liquidated its remaining interest in AEP Industries (Australia) Pty Limited for U.S. tax purposes by making a “check-the-box” election to treat the subsidiary as a disregarded entity for U.S. federal income tax purposes. As a result of the election,  the Company intends to take a $24.9 million worthless stock deduction on its U.S. federal income return, which resulted in the recognition of a $6.6 million income tax benefit on the discontinued operations for the three and nine months ended July 31, 2006. The deferred tax asset associated with this tax benefit is recorded in current deferred income taxes in the consolidated balance sheet at July 31, 2006. Prior to recording this worthless stock deduction, the Company had not recorded a tax benefit for the impairment loss of the Pacific operations as management believed it was more likely than not that the Company’s tax benefits would not be realized.

The accumulated foreign currency translation gains of the Company’s Australian subsidiary have not been recognized in the statement of operations in accordance with SFAS No. 52, Foreign Currency Translation, as the sale of the assets and liabilities of the Australian subsidiary did not constitute a substantial liquidation of its investment in Australia due to the Company’s retention of the land and building located in Sydney, Australia. The Company expects to recognize the accumulated foreign currency translation gains in the statement of operations upon the sale of the land and building in Sydney.

Bordex

The Company committed to a plan to dispose of its Bordex (Holland) subsidiary in the second quarter of fiscal 2005. The agreement entered into by the Company on June 8, 2005 to sell the shares of its Bordex operations for approximately $2.3 million had been dissolved as the buyer failed to make payments as outlined by the agreement. Based on subsequent negotiations with Bordex’ management and its French supplier, the offer to sell the shares of Bordex was reduced to approximately $1.0 million in cash, before costs to sell. As a result of the decrease in the assumed proceeds from the impending sale of Bordex, the

Company recorded an impairment loss of $1.7 million, including $1.3 million of accumulated foreign currency translation losses, which was included in the pre-tax loss from discontinued operations on the statement of operations for the quarter ended October 31, 2005. The sale of all the Company’s equity interest in Bordex was completed on July 28, 2006 to a French supplier. Net proceeds from the sale, after all costs to sell, was $0.9 million and is subject to closing balance sheet adjustments, expected to be settled in September 2006. The Company recorded a gain from disposition through discontinued operations of $0.1 million in the third quarter of fiscal 2006 resulting primarily from an increase in the sale price from the original estimate. Additionally, upon completion of the sale, accumulated foreign currency translation losses of $0.9 million were charged (previously included in the impairment losses as discussed above) to accumulated comprehensive income (loss).

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

On February 28, 2006, the Company completed its divestiture of the Belgium operations. As a result of the divestiture, the Company intends to take a $25.7 million worthless stock deduction on its U.S. federal income tax return, which resulted in the recognition of a $0.9 million and $6.9 million income tax benefit on the discontinued operations for the three and nine months ended July 31, 2006, respectively. The deferred tax asset associated with this tax benefit is recorded in current deferred income taxes in the consolidated balance sheet at July 31, 2006. Additionally, upon completion of the sale, accumulated foreign currency translation losses of $4.0 million  (previously included in the impairment losses as discussed above) were charged to accumulated comprehensive income (loss).

Condensed financial information related to these discontinued operations is as follows:

	For the Three Months Ended July 31, 2006
	Spain	Bordex	Belgium	Australia	Total
	(in thousands)
Net sales	$—	$4,892	$—	$—	$4,892
Gross profit	—	805	—	—	805
Pre-tax income from operations	78	112	—	—	190
Gain from disposition	—	124	—	—	124
Benefit for income taxes	—	—	(870)	(6,636)	(7,506)
Income from discontinued operations	$78	$236	$870	$6,636	$7,820

	For the Three Months Ended July 31, 2005
	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Net sales	$—	$—	$—	$—	$—	$4,859	$6,271	$11,130
Gross profit (loss)	(62)	—	—	—	(129)	644	714	1,167
Pre-tax income (loss) from operations	770	—	—	(12)	(1,695)	(5)	31	(911)
Benefit for income taxes	—	—	—	—	(391)	(41)	—	(432)
Income (loss) from discontinued operations	$770	$—	$—	$(12)	$(1,304)	$36	$31	$(479)

	For the Nine Months Ended July 31, 2006
	Spain	Bordex	Belgium	Australia	Total
	(in thousands)
Net sales	$—	$12,960	$7,561	$—	$20,521
Gross profit	—	2,098	967	—	3,065
Pre-tax income from operations	—	245	140	—	385
Gain (loss) from disposition	—	124	(43)	—	81
Benefit for income taxes	—	—	(6,870)	(6,636)	(13,506)
Income from discontinued operations	$—	$369	$6,967	$6,636	$13,972

	For the Nine Months Ended July 31, 2005
	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Net sales	$91	$8,026	$1,880	$42,886	$29,753	$13,690	$17,905	$114,231
Gross profit (loss)	(284)	1,148	467	3,536	2,769	1,948	1,818	11,402
Pre-tax income (loss) from operations	514	(4,210)	(614)	(20,710)	(12,366)	4	(467)	(37,849)
Provision (benefit) for income taxes	—	—	26	—	415	(177)	—	264
Income (loss) from discontinued operations	$514	$(4,210)	$(640)	$(20,710)	$(12,781)	$181	$(467)	$(38,113)

Assets and liabilities of the discontinued operations are comprised of the following at July 31, 2006:

	Spain	Australia	New Zealand	Total
	(in thousands)
Assets:
Cash	$2,095	$—	$—	$2,095
Accounts receivable	—	70	6	76
Inventories	—	—	—	—
Machinery and equipment	73	—	—	73
Goodwill	—	—	—	—
Other assets	333	—	—	333
Total assets	$2,501	$70	$6	$2,577
Liabilities:
Bank borrowings	$—	$—	$—	$—
Accounts payable	657	—	—	657
Accrued expenses	481	70	6	557
Total liabilities	$1,138	$70	$6	$1,214

Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2005:

	Spain	Australia	New Zealand	Bordex	Belgium	Total
	(in thousands)
Assets:
Cash	$1,470	$—	$—	$76	$247	$1,793
Accounts receivable	—	59	18	1,715	3,740	5,532
Inventories	—	—	—	1,789	3,395	5,184
Machinery and equipment	1,000	—	—	—	—	1,000
Goodwill	—	—	—	—	—	—
Other assets	336	—	—	—	3,049	3,385
Total assets	$2,806	$59	$18	$3,580	$10,431	$16,894
Liabilities:
Bank borrowings	$—	$—	$—	$1,957	$310	$2,267
Accounts payable	625	—	—	1,168	1,678	3,471
Accrued expenses	1,029	59	18	740	12,439	14,285
Total liabilities	$1,654	$59	$18	$3,865	$14,427	$20,023

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

Contingencies:

In fiscal 2001, the European Commission served the Company’s Netherlands subsidiary with a notice to produce various documents and other evidence relating to its investigation of a possible violation of European Competition Law by the subsidiary. In June 2006, the Company was notified by the European Commission that the investigation was closed with no further action at this time; however, the European Commission has reserved the right to reopen the investigation should new facts emerge in the future.

In February 2004, the Company’s New Zealand subsidiary, was served with two summonses and complaints applicable to a business acquired by the subsidiary on November 2, 2001, and immediately transferred to a joint venture company, Rapak Asia Pacific Limited, in which the subsidiary held a 50.1% interest. The Company’s interest in the joint venture was sold in May 2003. The complaints allege approximately $9.0 million in damages for defective products manufactured both before and after November 2, 2001. The Company has referred these complaints to the insurance carriers that the Company believes are responsible to defend and indemnify the New Zealand subsidiary for the alleged liability. Two insurance carriers have agreed to defend the actions subject to reservations of rights. The Company also believes it may be entitled to indemnification under various agreements. Based on developments to date, the Company believes that the outcome of these actions will not have a material adverse effect on its results of operations, financial position or liquidity.

Employment Contracts:

On May 9, 2005, the Company entered into employment agreements with each of the following executives of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron,

Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements were effective as of November 1, 2004 and have an initial term of three years and will be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. The employment agreements also include terms relating to severance upon termination or a change of control, confidentiality, non-competition, non-solicitation and other customary provisions.

(15)   Acquisition

On February 23, 2006, the Company purchased the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility. The Company paid $11.6 million primarily for machinery, equipment and inventory. The acquisition has been recorded under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations,” which requires that the total consideration be allocated to the assets, both tangible and intangible, acquired and liabilities assumed based on their fair values. The preliminary allocation of the purchase price of $11.6 million to the assets acquired is as follows: $10.0 million to machinery and equipment and $1.6 million to inventory. The Company is still evaluating the fair value of the operating lease of the Bowling Green facility and is obtaining an independent appraisal in order to assess the value of the customer-related intangibles. The finalization of the purchase price allocation is expected to be completed during the fourth quarter of fiscal 2006. The results of operations of Mercury Plastics have been included in the Company’s consolidated financial statements since the date of acquisition.

(16)   Subsequent Event

On August 2, 2006 and August 3, 2006, the Company repurchased 505,000 and 345,000 of the Company’s common stock, respectively, from Third Point LLC, a Delaware limited liability company (“Third Point”), Daniel S. Loeb, managing member of Third Point, and certain funds advised or managed by Third Point (collectively, “Sellers”). Pursuant to the terms of the Purchase Agreement, Sellers agreed to sell to the Company an aggregate of 850,000 shares of common stock of the Company for an aggregate cash purchase price of $30.6 million in cash (representing a per-share purchase price of $36.00). Cash on hand in the U.S. (approximately $21.0 million) coupled with borrowings under the Credit Facility were used to finance this transaction. At the time of the repurchase, the beneficial ownership of the Sellers was reduced from approximately 23% to approximately 15%. Under the Purchase Agreement, the Sellers also agreed, for a period of two years from the second closing date, among other things, not to directly or indirectly acquire any voting securities of the Company, engage in any proxy solicitations with respect to the Company, seek to control the Company or influence its policies or assist or encourage others to take any of the foregoing actions. Also under the Purchase Agreement, the Sellers requested that the Company file a registration statement with respect to the Sellers’ remaining shares.

In connection with the repurchase transactions, the Company also entered into a Termination and Amendment Agreement, dated as of August 2, 2006 (the “Termination and Amendment Agreement”), by and among the Company, the Sellers, Mr. Radoff and Mr. Barba, which terminates the right of Sellers under the Third Point Agreement to designate up to two persons to be appointed and elected to the Board of Directors of the Company.

On August 1, 2006, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $15.0 million of its common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future, such as our ability to generate sufficient working capital, the amount of Excess Availability under our credit facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; expected disposal and proceeds received from discontinued operations and assets held for sale; changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; and other factors described in our Annual Report on Form 10-K for the year ended October 31, 2005 and our other reports filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

We manufacture plastic films, principally from resins blended with other raw materials, which we either sell or further process by metallizing, printing, laminating, slitting or converting. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. Our principal manufacturing operations are located in the United States and Canada, and we also have operations in the Netherlands (which we refer to as our European flexibles division).

The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The market for these resins has been volatile, resulting in record price increases and supply shortages. The long-term prices of these materials are primarily a function of the price of petroleum and natural gas. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. The gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

Fiscal 2006 Developments

We continue to implement the strategic plan to dispose of certain foreign subsidiaries and to concentrate on our core business in North America, to reduce costs and to improve the quality of our earnings. We have:

•       completed the sale of our Bordex operation in July 2006;

•       completed the sale of our Gainesville, Texas facility in June 2006;

•       completed the sale of certain assets held for sale: our FIAP (Italy) land and building in January 2006 and our Edmonton (Canada) land and building in April 2006;

•       completed the disposition of our Belgium operations in February 2006;

•       acquired the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility in February 2006 (the acquisition adds new products, primarily printing and lamination, complementing our existing product lines);

•       incurred approximately $31.3 million of capital expenditures during the first nine months of fiscal 2006 related primarily to the early buyout of certain machinery leases totaling $4.3 million, the purchase of a warehouse in Waxahachie, Texas for $3.0 million, and the purchase and installation of six new production lines: one new custom line in our Pennsylvania plant that started operating in January 2006, two new custom lines in our California plant scheduled to start in September 2006, two new custom lines in our Texas plant with one having started in June 2006 and the other in August 2006, and one new cast stretch line in our North Carolina plant that started in March 2006; and

•       increased the amount of resin inventory on hand during the third quarter of fiscal 2006 in anticipation of resin price increases: a $0.07 per pound increase went into effect on July 1, 2006 and a $0.05 per pound increase was announced effective August 1, 2006.

Prices for resins in North America were significantly higher during the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005 (an average increase of $0.11 per pound or 18.5%); however, such prices had decreased $0.04 per pound each month between December 2005 and April 2006 with increases in May through July 2006 totaling $0.13 per pound. A $0.05 per pound resin price increase has been announced effective August 1, 2006. In Europe, resin prices increased steadily during the first nine months of fiscal 2006, increasing an average of $0.08 per pound. We anticipate that worldwide resin prices during fiscal 2006 will continue to increase as fuel and natural gas prices increase. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices continue to increase.

Defined Terms

The following table illustrates the primary costs classified in each major operating expense category:

Cost of Sales:	Materials, including packaging
Fixed manufacturing costs
Labor, direct and indirect
Depreciation
Inbound freight charges, including intercompany transfer freight charges
Utility costs used in the manufacturing process
Research and development costs
Quality control costs
Purchasing and receiving costs
Any inventory adjustments, including LIFO adjustments
Warehousing costs
Delivery Expenses:	All costs related to shipping and handling of products to customers, including transportation costs to third party providers
Selling, General and Administrative Expenses:	Personnel costs, including salaries, bonuses, commissions and employee benefits
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

Results of Operations—Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005

The following table presents unaudited selected financial data for the three months ended July 31, 2006 and 2005 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Three Months Ended
	July 31, 2006			July 31, 2005			% increase/	$
	$	$ Per lb. sold		$	$ Per lb. sold		(decrease) of $	increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$208,925	$1.05		$179,398	$0.95		16.5%	$29,527
Gross profit	40,473	0.20		40,227	0.21		0.6	246
Operating expenses:
Delivery	9,972	0.05		8,736	0.04		14.2	1,236
Selling	8,459	0.04		7,796	0.04		8.5	663
General and administrative	6,129	0.03		6,854	0.04		(10.6)	(725)
Total operating expenses	$24,560	$0.12		$23,386	$0.12		5.0%	$1,174
Pounds sold		198,077	lbs.		189,128	lbs.

Consolidated

Net sales increased 16.5% in the third quarter of fiscal 2006 to $208.9 million compared with $179.4 million in the third quarter of fiscal 2005. The increase in net sales was the result of a 10.1% increase in unit prices combined with a 4.7% increase in sales volume during the third quarter of fiscal 2006 as compared to the same period in fiscal 2005. The increase in net sales also includes a net positive impact of foreign exchange of $2.1 million.

Gross profit for the third quarter of fiscal 2006 increased $0.3 million to $40.5 million as compared to $40.2 million in the same quarter of the prior year. The improvement in gross profit for the third quarter of fiscal 2006 was primarily due to a net positive effect of $0.4 million related to foreign exchange and a 4.7% increase in sales volume partially offset by a decrease in material margins. The material margins during the third quarter of fiscal 2006 were negatively impacted by rising resin prices and the time lag between the point in which resin price increased and when those resin price changes were implemented into our selling prices.

North America

Net sales in North America increased $24.9 million to $180.8 million for the three months ended July 31, 2006, from $155.9 million in the same period in the prior fiscal year. The increase was primarily due to a 9.3% increase in per pound average selling prices positively affecting net sales by $14.6 million combined with a 5.1% increase in sales volume, which positively affected net sales by $8.8 million. The increase in average selling prices is reflective of higher resin costs as compared to the prior year passed along to our customers. Following six months of lower-than-anticipated sales volume levels as customers were working off existing inventory and delaying ordering product in anticipation of continuing falling resin prices, the third quarter marked a recovery in sales volume in North America as customers were rebuilding inventory levels. Fiscal 2006 also included $1.5 million of positive impact of foreign exchange relating to our Canadian operations.

Gross profit in North America increased $0.2 million, or 0.4%, to $37.9 million for the quarter ended July 31, 2006, primarily due to a 5.1% increase in sale volume, which increased gross profit by $1.9 million, and a $0.3 million positive foreign exchange effect related to our Canadian operations, partially offset by a decrease in material margins resulting primarily from a lag in selling price increases over resin price increases, which decreased gross profit by $2.0 million.

Europe

Net sales in Europe for the three months ended July 31, 2006 increased $4.6 million to $28.1 million from $23.5 million for the three months ended July 31, 2005. This increase for the period included a positive impact of foreign exchange of $0.6 million combined with a 2% increase in sales volume and a 14.8% increase in per unit selling prices. Increases in selling prices were primarily due to a favorable change in product mix, with greater sales in the printed and laminate business, and an increase in resin prices which were passed along to our customers. Despite margins being under pressure due to competition and uncertainty in resin price direction, gross profit in Europe increased $0.1 million, or 3.7% to $2.6 million for the three months ended July 31, 2006 compared to the three months ended July 31, 2005 primarily due to a favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies offset by a lag in selling price increases over resin price increases.

Consolidated Operating Expenses

Operating expenses for the three months ended July 31, 2006 increased $1.2 million, or 5.0%, to $24.6 million from the comparable period in the prior fiscal year. The increase is primarily due to an increase in delivery expenses resulting from suppliers passing along fuel cost increases, increased accruals related to employee performance incentives, and compensation costs recorded in accordance with SFAS 123R for our stock options and performance units, partially mitigated by lower general and administrative costs in our FIAP operation.

Consolidated Interest Expense

Interest expense for the three months ended July 31, 2006 was $4.1 million compared to $5.2 million for the three months ended July 31, 2005, a decrease of $1.1 million. Included in interest expense for the three months ended July 31, 2005 is the write-off of the remaining unamortized fees and discount of $0.4 million related to the 2007 senior subordinated notes (the “2007 Notes”) redeemed on May 17, 2005. Without these items, interest expense decreased $0.7 million and is primarily due to a decrease of $0.5 million in interest expense on our Credit Facility resulting from lower average borrowings during the quarter ended July 31, 2006 as compared to the same period in the prior fiscal year and a reduction of $0.3 million related to the refinancing of our senior notes.

Consolidated Other, net

Other, net for the three months ended July 31, 2006 amounted to $11,000 in expenses, as compared to $0.7 million in income for the same period in the prior year. The decrease in other, net is primarily attributable to foreign currency losses in the current period as compared to gains in the prior period resulting from a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and a decrease in unrealized gains on foreign currency denominated payables and receivables.

Consolidated Income Tax Provision

The benefit for income taxes for the three months ended July 31, 2006 was $0.6 million on the income from continuing operations before the benefit for income taxes of $11.7 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: a benefit of $5.0 million related to the write-off of intercompany loans due to the liquidation of FIAP, partially offset by the exclusion of approximately $0.1 million of tax benefits for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized and an increase of $1.7 million in the valuation allowance relating to capital loss carryforwards of the U.S. operation.

The provision for income taxes for the three months ended July 31, 2005 was $7.3 million on the income from continuing operations before the provision for income taxes of $12.4 million. The provision for income taxes for the three months ended July 31, 2005, includes an income tax expense of $2.2 million related to cash repatriated during the third quarter in accordance with the Act. In addition, the provision excludes approximately $0.2 million of tax benefits for the three months ended July 31, 2005, respectively, for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized.

Results of Discontinued Operations—Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited, AEP Industries (NZ) Limited, and AEP Belgium. The financial statements at and for the period ended July 31, 2005 were restated to reflect the Belgium operations as discontinued operations and are included as such in the discussions below. A consolidated summary of the operating results of discontinued operations for the three months ended July 31, 2006 and 2005 is as follows:

	For the Three Months Ended July 31
	2006	2005
	(in thousands)
Net sales	$4,892	$11,130
Gross profit	805	1,167
Pre-tax income (loss) from operations	190	(911)
Income tax benefit	(7,506)	(432)
Income (loss) from discontinued operations	$7,820	$(479)

Net sales of the discontinued operations for the three months ended July 31, 2006 decreased $6.2 million from the comparable period of the prior year. The decrease is primarily the result of the disposition of Belgium, in February 2006, which contributed $6.3 million in net sales in the 2005 period. Gross profit of the discontinued operations for the three months ended July 31, 2006 decreased $0.4 million from the comparable period of the prior year. The decrease is primarily the result of the disposition of Belgium in February 2006, which contributed $0.7 million to the gross profit of the discontinued operations in 2005 mitigated by an increase of $0.2 million in our Bordex operation, resulting from an increase in sales volume and a favorable change in product mix.

The income tax benefit of the discontinued operations for the three months ended July 31, 2006 of $7.5 million includes a $0.9 million income tax benefit related to a $25.7 million worthless stock deduction associated with our Belgium operation to be taken on our U.S. federal income tax return, along with a $6.6 million income tax benefit related to a $24.9 million worthless stock deduction associated with our Australian operations to be taken on our U.S. federal income tax return.

Results of Operations—First Nine Months of Fiscal 2006 Compared to First Nine Months of Fiscal 2005

The following table presents unaudited selected financial data for the nine months ended July 31, 2006 and 2005 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Nine months Ended
	July 31, 2006			July 31, 2005			%increase//	$
	$	$ Per lb. sold		$	$ Per lb. sold		(decrease) of $	increase (decrease)
	(in thousands, except for per pound data)
Net sales	$594,936	$1.11		$529,943	$0.96		12.3%	$64,993
Gross profit	121,472	0.23		98,703	0.18		23.1	22,769
Operating expenses:
Delivery	26,124	0.05		23,772	0.04		9.9	2,352
Selling	23,704	0.04		22,883	0.04		3.6	821
General and administrative	18,965	0.04		18,958	0.04		0.0	7
Total operating expenses	$68,793	$0.13		$65,613	$0.12		4.8%	$3,180
Pounds sold		536,814	lbs.		549,697	lbs.

Consolidated

For the first nine months of fiscal 2006, net sales increased $65.0 million or 12.3% to $594.9 million compared with $529.9 million in the same period last year. The increase in net sales was the result of 15.2% unit price increases partially offset by sales volume decreases of 2.3% combined with the net negative impact of foreign exchange of $1.1 million.

For the first nine months of fiscal 2006, gross profit increased 23.1% to $121.5 million from $98.7 million recorded in the first nine months of 2005. The improvement in gross profit is primarily due to the effects of sequential resin price reductions on backlog orders during the first six months of fiscal 2006. The net foreign exchange effect on gross profit during the first nine months of 2006 was a positive $0.2 million.

North America

Net sales in North America increased $63.1 million to $518.1 million for the nine months ended July 31, 2006, from $455.0 million in the same period in the prior fiscal year. The increase was primarily due to a 16.4% increase in per pound average selling prices positively affecting sales by $74.4 million, offset by a 2.7% decrease in sales volume, which negatively impacted sales by $14.1 million. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which was passed along to our customers during the comparable periods. The decrease in sales volume was primarily due to customers’ working off existing inventory, and delaying ordering product in anticipation of falling resin prices during the first six months of fiscal 2006, partially mitigated by a recovery in sales volume in the third quarter of fiscal 2006. Fiscal 2006 also included $2.8 million of positive impact of foreign exchange related to our Canadian operations.

Gross profit in North America increased $22.6 million, or 24.7%, to $114.1 million for the nine months ended July 31, 2006, primarily due to an increase in selling prices which increased gross profit by $24.6 million, partially offset by a decrease in sales volume, which decreased gross profit by $2.4 million. The gross profit of the North American operations also includes $0.1 million of an impairment loss related to the Gainesville land and building and a $0.5 million positive foreign exchange impact. The improvement in gross profit is primarily due to the effects of sequential resin price reductions on backlog orders during the first six months of fiscal 2006.

Europe

Net sales for the nine months ended July 31, 2006 in Europe of $76.8 million increased $1.9 million from the nine months ended July 31, 2005. This increase for the period included an 8% increase in per pound selling prices, partially offset by the negative impact of foreign exchange of $3.9 million . Increases in selling prices were primarily due to increases in resin prices passed along to our customers coupled with a favorable change in product mix with greater sales in the printed and laminate business. Gross profit in Europe increased $0.2 million, or 2.7% to $7.4 million for the nine months ended July 31, 2006 versus the nine months ended July 31, 2005. This increase is primarily due to the favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies offset by a lag in increases of selling prices over increases in resin prices.

Consolidated Operating Expenses

Operating expenses for the nine months ended July 31, 2006 increased $3.2 million, or 4.8%, to $68.8 million from the comparable period in the prior fiscal year. The increase is primarily due to an increase in delivery expenses resulting from suppliers passing along fuel cost increases, $1.0 million of compensation costs recorded in accordance with SFAS 123R for our stock options and performance units, increased accruals related to employee performance incentives and higher audit and consulting fees related to the compliance with the Sarbanes-Oxley Act of 2002.

Consolidated Other Operating Income

Other operating income for the nine months ended July 31, 2006, amounted to $1.3 million in income versus $0.2 million in income in the same period of the prior fiscal year, which primarily was the result of the gain of $1.4 million, after costs to sell, on the sale of our FIAP land and building in January 2006.

Consolidated Interest Expense

Interest expense for the nine months ended July 31, 2006 was $12.2 million compared to $24.2 million for the nine months ended July 31, 2005, a decrease of $12.0 million. Included in interest expense for the nine months ended July 31, 2005 are the write-off of unamortized fees and bond discount of $3.0 million related to the 2007 Notes, the early tender fee paid and accrued to the 2007 Note holders of $4.2 million and the payment of $0.2 million of fees related to the redemption of the 2007 Notes. Without these items, interest expense decreased $4.6 million and is primarily due to the redemption of our 2007 Notes and the issuance of the 2013 Notes. This refinancing resulted in a reduction of interest expense for the nine months ended July 31, 2006, of $3.5 million as compared to the prior fiscal year, primarily due to the reduction in interest rate from 9.875% (2007 Notes) to 7.875% (2013 Notes), a reduction of the principal amount of the Notes (from $200.0 million to $175.0 million) and a reduction of debt issuance costs capitalized and amortized. Additionally, there was a $1.3 million decrease in interest expense related to the Credit Facility resulting from lower average borrowings during the nine months ended July 31, 2006 as compared to the same period in the prior fiscal year, partially offset by a $0.1 million increase in interest expense of our foreign operations due to increased average borrowings during the nine months ended July 31, 2006 as compared to the same period in the prior fiscal year.

Consolidated Other, net

Other, net for the nine months ended July 31, 2006 amounted to $6.9 million in expense which primarily consists of an approximately $8.0 million charge to operations for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52, “Foreign Currency Translation”. There were approximately $0.1 million of foreign currency transaction gains in the nine months ended July 31, 2006 compared to gains of $0.4 million during the same period in the prior fiscal year due to a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and unrealized gains on foreign currency denominated payables and receivables. Also included in other income (expense) is an approximately $0.5 million refund of excess payroll withholding tax payments made in Australia. Interest income for the nine months ended July 31, 2006 amounted to $0.2 million, up from $0.1 million in the prior year period resulting from greater cash on hand during the nine months ended July 31, 2006 earning interest.

Consolidated Income Tax Provision

The provision for income taxes for the nine months ended July 31, 2006 was $10.4 million on the income from continuing operations before the provision for income taxes of $34.9 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) the exclusion of approximately $0.4 million of tax benefits for foreign tax entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized; (ii) an $0.8 million net increase in valuation allowance relating to the deferred tax asset for capital loss carryforwards of the U.S. operation, and (iii) a benefit of $5.0 million related to the write-off of intercompany loans due to the liquidation of FIAP. Additionally, no tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the nine months ended July 31, 2006.

The provision for income taxes for the nine months ended July 31, 2005 was $11.0 million on income from continuing operations before the provision for income taxes of $9.6 million. The provision for income taxes for the nine months ended July 31, 2005 includes the following: an income tax expense of $2.2 million related to foreign earnings repatriated during the third quarter in accordance with the Act and the exclusion of approximately $0.9 million of tax benefits for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized. In addition, the provision for the nine months ended July 31, 2005 includes a $2.9 million increase in the valuation allowance relating to the deferred tax assets for foreign tax credit carryforwards of the U.S. operations. The benefits of these credits are dependent on the United States operations generating sufficient foreign-source taxable income and a U.S. income tax liability. We have concluded that it is more likely than not that the carryforwards will not be fully realized due to the large reduction in future projected foreign source income as a result of discontinued foreign operations.

Results of Discontinued Operations—First Nine Months of 2006 Compared to First Nine Months of 2005

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited, AEP Industries (NZ) Limited, and AEP Belgium. The financial statements at and for the period ended July 31, 2005 were restated to reflect the Belgium operations as discontinued operations and are included as such in the discussions below. A consolidated summary of the operating results of discontinued operations for the nine months ended July 31, 2006 and 2005 is as follows:

	For the Nine Months Ended July 31
	2006	2005
	(in thousands)
Net sales	$20,521	$114,231
Gross profit	3,065	11,402
Pre-tax income (loss) from operations	385	(37,849)
Income tax (benefit) provision	(13,506)	264
Income (loss) from discontinued operations	$13,972	$(38,113)

Net sales of the discontinued operations for the nine months ended July 31, 2006 decreased $93.7 million as compared to the same period of the prior year. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm during fiscal 2005 totaling $82.5 million in net sales in the 2005 amount noted above. Net sales and gross profit of Bordex and Belgium during the nine months ended July 31, 2006 decreased $11.1 million and $0.7 million, respectively, primarily due to the disposition of Belgium in February 2006, partially mitigated by a favorable change in product mix sold by our Bordex operations resulting in a $0.7 million and $0.2 million increase in net sales and gross profit, respectively, during the nine month period ended July 31, 2006 as compared to same period of the prior year.

Included in the pre-tax loss from discontinued operations for the nine months ended July 31, 2005 are impairment charges totaling $33.6 million taken against the assets of the various discontinued operations as follows: $4.0 million related to the French operation, $0.6 million related to the Termofilm operation and $29.0 million related to the assets of the Pacific operations.

The income tax benefit of the discontinued operations for the nine months ended July 31, 2006 of $13.5 million includes a $6.9 million income tax benefit related to a $25.7 million worthless stock deduction associated with our Belgium operation to be taken on our U.S. federal income tax return, along with a $6.6 million income tax benefit related to a $24.9 million worthless stock deduction associated with our Australian operations to be taken on our U.S. federal income tax return.

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

We ended the third quarter of fiscal 2006 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $177.6 million, compared with $185.1 million at the end of fiscal 2005. During the nine months ended July 31, 2006, we:

•       completed the sale of our Bordex operation in July 2006 with cash proceeds, after payment of selling costs and stay bonuses, of $0.9 million;

•       completed the sale of our Gainesville, Texas facility in June 2006 with cash proceeds of $3.5 million;

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

•       incurred approximately $31.3 million of capital expenditures during the first nine months of fiscal 2006 related primarily to the early buyout of certain machinery leases totaling $4.3 million, the purchase of a warehouse in Waxahachie, Texas for $3.0 million, and the purchase and installation of six new production lines: one new custom line in our Pennsylvania facility that started in January 2006, two new custom lines in our California plant scheduled to start in September 2006, two new custom lines in our Texas plant with one having started in June 2006 and the other in

August 2006, and one new cast stretch line in our North Carolina plant that started in March 2006; and

•       increased the amount of resin inventory on hand during the third quarter of fiscal 2006 in anticipation of resin price increases: a $0.07 per pound increase went into effect on July 1, 2006 and a $0.05 per pound increase was announced effective August 1, 2006.

Our working capital amounted to $90.1 million at July 31, 2006 compared to $60.2 million at October 31, 2005. The increase in working capital of $29.9 million was primarily due to an increase in cash of $10.2 million resulting from cash generated from operations in the U.S. and a $27.8 million increase in inventories, partially offset by a $3.0 million increase in accounts payable resulting from a build-up of resin inventory.

On August 2, 2006 and August 3, 2006, we repurchased a total of 850,000 shares of our common stock from Third Point for an aggregate purchase price of $30.6 million. We utilized cash on hand, which had increased to approximately $21.0 million from July 31, 2006, coupled with borrowings under the Credit Facility to finance this transaction.

We believe that our cash and cash equivalents on hand at July 31, 2006, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our credit facility and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At July 31, 2006, we had an aggregate of approximately $129.0 million available under our worldwide credit facilities.

Cash Flows

Our cash and cash equivalents were $17.7 million at July 31, 2006, as compared to $7.5 million at October 31, 2005. Net cash provided by operating activities from continuing operations during the nine months ended July 31, 2006 was $37.8 million, primarily comprised of income from continuing operations of $24.6 million adjusted for non-cash operating charges totaling $28.4 million. These non-cash charges to continuing operations consist primarily of the write-off of approximately $8.0 million of accumulated foreign currency translation losses related to our FIAP operation, depreciation and amortization of $12.1 million, change in deferred taxes of $10.6 million, our employee stock ownership plan expense of $1.4 million and share-based compensation expense for our stock options and performance units of $1.4 million. The positive non-cash adjustments were offset by a decrease in our LIFO reserve of $5.0 million and $1.3 million of gains on sale of property, plant and equipment resulting primarily from the sale of our FIAP land and building. Cash used in operating activities included a $20.5 million increase in inventories primarily due to an increase in resin purchases in anticipation of resin price increases. Additional uses of cash within operating activities included an increase in other current assets of $1.1 million as a result of the timing of annual payments for insurance and workers compensation premiums and a decrease of $3.8 million in accrued expenses as a result of incentive payments made in December 2005 and annual customer rebate payments made during the second quarter of fiscal 2006. Cash provided by operating activities primarily included a $2.5 million increase in accounts payable related to the increase in purchases of resin. The remaining net changes in other operating assets and liabilities reflect normal operating activity for the period.

Net cash used by investing activities during the nine months ended July 31, 2006 was $30.4 million, resulting primarily from capital expenditures of $31.3 million and the acquisition of the business and certain assets of Mercury of $11.6 million, partially offset by proceeds from the sale of our FIAP land and building of approximately $7.0 million, the sale of the land and building in our Edmonton location of $0.8 million, the sale of our Gainesville, Texas facility of $3.5 million, net cash proceeds of $0.9 million from the sale of our Bordex operation and proceeds received from the sale of other machinery and equipment of $0.3 million.

Net cash provided by financing activities during the nine months ended July 31, 2006 was $1.5 million, resulting primarily from increased borrowings in our foreign operations of $1.9 million under our Credit Facility and $0.9 million proceeds related to the issuance of common stock and exercise of employee stock options. The cash in-flows were offset by $0.3 million in repayments of our Pennsylvania Industrial loans and $1.0 million of capitalized lease payments.

The net cash provided by our discontinued operations during the nine months ended July 31, 2006 of approximately $0.9 million resulted primarily from the receipt by our Spanish operation of $1.4 million during the first quarter of fiscal 2006 related to the sale of its machinery and equipment (approximately $0.3 million had been received in October 2005 as a down-payment). The remaining net changes in other operating assets and liabilities of the discontinued operation reflect the final wind-down activities of our Spanish operation.

Debt

On October 28, 2005, we entered into an amendment (the “Amendment”) to the Loan and Security Agreement with Wachovia Bank N.A (successor to Congress Financial Corporation) as initial lender thereunder and as agent for the lenders thereunder (the “Credit Facility”). The Amendment extended the term of the Credit Facility to November 19, 2010 and increased the maximum borrowing amount under the Credit Facility from $100.0 million to $125.0 million. The letters of credit remain at $20.0 million. We can terminate the Credit Facility at any time prior to maturity without prepayment penalty.

We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $3.4 million and $36.5 million with a weighted average interest rate of 7.6% and 5.4%, during the nine months ended July 31, 2006 and 2005, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at July 31, 2006 and October 31, 2005 supported a borrowing base of $121.9 million and $120.8 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at July 31, 2006 and October 31, 2005 totaled $1.0 million and $0.5 million, respectively. Borrowings outstanding were zero at both July 31, 2006 and October 31, 2005. Therefore, availability at July 31, 2006 and October 31, 2005 under the Credit Facility was $120.9 million and $120.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain secured credit facilities at our foreign subsidiaries with interest rates averaging 4.0% to 6.0% at July 31, 2006. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At July 31, 2006 and October 31, 2005, the aggregate amount outstanding under such facilities was approximately $18.4 million and $15.4 million, respectively. The current portion of these amounts was $15.9 million and $12.1 million at July 31, 2006 and October 31, 2005, respectively.

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments, as of July 31, 2006, are as follows:

	For the fiscal years ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitments
	(in thousands)
2006 balance of year	$15,005	$6,940	$493	$1,932	$24,370
2007	1,644	13,960	1,905	4,591	22,100
2008	767	13,930	938	3,409	19,044
2009	775	13,899	83	2,467	17,224
2010	783	13,867	15	1,914	16,579
Thereafter(1)	176,321	34,546	—	3,301	214,168
Total	$195,295	$97,142	$3,434	$17,614	$313,485

       (1) Borrowings include $175.0 million Senior Notes due on March 15, 2013.

In addition to the amounts reflected in the table above:

We have approximately $6.1 million remaining in approved capital projects that are expected to be completed over the next twelve months.

We had approximately $6.1 million of unfunded pension benefit obligations at October 31, 2005 related to our Canadian and Holland operations. As of July 31, 2006, we contributed approximately $0.9 million to our foreign defined benefit pension plans. Presently, we anticipate contributing an additional $0.6 million to fund our foreign defined benefit pension plans in fiscal 2006 for a total of $1.5 million.

On August 2, 2006 and August 3, 2006, we repurchased 505,000 and 345,000 shares, respectively, of our common stock (a total of 850,000 shares)  from Third Point for an aggregate purchase price of $30,600,000  (representing a per-share purchase price of $36.00).  Cash on hand in the U.S. (approximately $21.0 million) coupled with borrowings under the Credit Facility were used to finance this transaction.

In addition to the repurchase of our common stock discussed above, our board of directors authorized a stock repurchase program under which we may purchase up to $15 million of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Other Liquidity Items

The liquidation of FIAP is expected to be completed in November 2006. We expect to use approximately $100,000 of cash for the final payouts of the non-compete agreements and final liquidation costs in FIAP during fiscal 2006. The U.S. is expected to receive approximately $0.2 million in intercompany loan repayments as a result of the final liquidation in November 2006.

The liquidation of Spain is expected to be completed in November 2006 with expenses of approximately $0.3 million to be paid related to the salaries of the remaining two personnel, professional fees and utilities. The remaining cash in the Spanish company will be used to settle final creditor balances, including U.S. intercompany loans. The U.S. is expected to receive approximately $1.2 million in intercompany loan repayments as a result of the final liquidation in November 2006.

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

Our critical accounting policies are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the consolidated financial statements, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on January 31, 2006. In the first quarter of fiscal 2006, we added the following critical accounting policy, which should be read in conjunction with Note 3 to our consolidated financial statements included in this quarterly report:

In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R which requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. We adopted SFAS 123R on November 1, 2005 using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The Company uses the Black Scholes option pricing model to estimate the fair value of options and performance units on the date of grant which require certain estimates by management including the expected forfeitures rate and expected term of the option. Management also makes decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date.

There were no other material changes to our critical accounting policies during the nine months ended July 31, 2006.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This Staff Position provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision of the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This Staff

Position was effective immediately and applies to tax years beginning after December 31, 2004. We adopted the provisions of this guidance during the first quarter of fiscal 2006, the impact of which for the three and nine months ended July 31, 2006 was a tax benefit of $0.2 million.

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

Interest Rates

We may use interest rate swaps, collars and options to manage our exposure to fluctuations in interest rates. At July 31, 2006, there was one interest rate swap outstanding in connection with the $2.7 million bank debt of our Netherlands subsidiary. We were not a party to any interest rate collars or options for the three and nine months ended July 31, 2006 and July 31, 2005.

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2006, the carrying value of our total debt was $195.3 million of which approximately $179.6 million was fixed rate debt. As of July 31, 2006, the estimated fair value of our fixed rate debt, which includes the cost of replacing our fixed rate debt with borrowings at current market rates, was approximately $180.5 million.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2006, the end of the period covered by this report. Based upon that evaluation, our management, including the Certifying Officers, concluded that our disclosure controls and procedures were effective as of July 31, 2006.

Material Weakness Previously Identified

As previously reported in our annual report on Form 10-K for the year ended October 31, 2005 (“2005 10-K”), on January 6, 2006, we identified an error related to the net tax bases of our fixed assets during the review of our consolidated financial statements. This error resulted in (i) an understatement of deferred tax liability by approximately $1.0 million as of the year ended October 31, 2004, and (ii) an understatement of the provision for income taxes from continuing operations by approximately $1.0 million for the year ended October 31, 2004. As a result, in our 2005 Form 10-K, we restated our consolidated financial statements as of and for the year ended October 31, 2004 (including the unaudited quarterly financial data for the third quarter of fiscal 2004) and other related financial data presented therein.

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

Remediation of Material Weakness

The Company’s management and Audit Committee have dedicated resources to assessing the underlying issues giving rise to the aforementioned accounting error and to ensure that proper steps have been and are being taken to improve our internal controls. As of the date of this filing, the remediation of this material weakness has been completed. We have implemented all the remediation initiatives outlined below, which we believe are sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

As of the date of this filing, the remediation initiatives management has implemented include:

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

Item 1A.                Risk Factors

You should carefully consider the risks and uncertainties we describe in this Report, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, and in other reports filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.  Other than as set forth below, we do not believe there are any material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Financial Risks

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates as well as benefits from available deferred tax assets and costs resulting from tax audits. To forecast our consolidated tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

Risks Related to an Investment in Our Common Stock

Our common stock price may be volatile.

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in response to a variety of factors, including:

•       fluctuations in operating results, including as a result of compensation expense required by SFAS 123R, currency exchange fluctuations and the other variables set forth under “Company Risks. We experience fluctuations in operating income, which may cause our stock price to fluctuate.”;

•       our liquidity needs and constraints;

•       the business environment, including the operating results and stock prices of companies in the industries we serve;

•       announcements concerning our business or that of our competitors or customers;

•       the introduction of new products or changes in product pricing policies by us or our competitors;

•       change in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry or failure of analysts to cover our common stock;

•       changes in accounting standards, policies, guidance, interpretations or principles;

•       changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism and natural disasters or responses to such events;

•       sales of common stock by our directors and executive officers and significant shareholders;

•       prevailing interest rates; and

•       perceived dilution from stock issuances.

Specifically, on August 1, 2006, we received a request from Third Point LLC, Daniel S. Loeb, managing member of Third Point LLC, Bradley Louis Radoff, and certain funds advised or managed by Third Point (collectively, “Sellers”) to file a registration statement with respect to the Sellers’ remaining 1.3 million shares, which could cause volatility in our stock price, depending on the amount and the manner in which such shares are sold.

Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operation and financial condition.

Shares of common stock eligible for future sale, and additional equity offerings by us, may adversely affect our common stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market, in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of July 31, 2006, under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which approximately 8.7 million shares of common stock were outstanding and approximately 0.6 million shares of common stock were issuable related to the exercise of currently outstanding stock options and to performance units.

We may also decide to raise additional funds through public or private equity financing to fund our operations or for other business purposes. New issuances of equity securities would reduce your percentage ownership in us and the new equity securities could have rights and preferences prior to those of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law imposes various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareholders. For example, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested shareholder for a period of three years after the person becomes an interested shareholder.

In addition, our restated certificate of incorporation and second amended and restated by-laws contain provisions that may discourage, delay or prevent a third party from acquiring us, even if doing so would be beneficial to our shareholders. These provisions include:

•       requiring supermajority approval of shareholders for certain business combinations or an amendment to, or repeal of, the by-laws;

•       prohibiting shareholders from acting by written consent without board approval;

•       prohibiting shareholders from calling special meetings of shareholders;

•       establishing a classified board of directors, which allows approximately one-third of our directors to be elected each year;

•       limitations on the removal of directors;

•       advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•       permitting the board of directors to amend or repeal the by-laws; and

•       permitting the board of directors to designate one or more series of preferred stock.

Our issuance of preferred stock could adversely affect holders of our common stock.

Our board of directors is authorized to issue additional series of preferred stock without any action on the part of our shareholders. Our board of directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Further, the terms of our senior credit facility and our senior notes limit the amount we can pay in cash dividends on our common stock.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any shares of our common stock in the third quarter of fiscal 2006.

On August 1, 2006, we entered into a purchase agreement with Third Point LLC (“Third Point”), certain investments funds advised or managed by Third Point, and Daniel Loeb, managing member of Third Point, pursuant to which we agreed to repurchase 850,000 shares of our common stock in a privately negotiated transaction at $36 per share ($30.6 million in aggregate). On August 2, 2006 and August 3, 2006, we repurchased 505,000 shares and 345,000 shares, respectively. At the time of second purchase, the beneficial ownership of Third Point, Mr. Loeb and the investment funds in our common stock was reduced from approximately 23% to approximately 15%.

On August 1, 2006, we also announced that our board of directors authorized a stock repurchase program under which we may purchase up to $15 million of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Item 3.                        Defaults upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 5.                        Other Information

None

Item 6.                        Exhibits

Exhibit #	Description
10.1	2006 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2006
10.2	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 10, 2006
10.4

Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 10, 2006

10.5

Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 10, 2006

10.6

Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2006

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

AEP INDUSTRIES INC.
Dated: September 11, 2006	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board,
President and Principal Executive Officer
Dated: September 11, 2006	By:	/s/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Finance
Principal Financial Officer and Director