Form 10-K
period 2006-10-31
AEP INDUSTRIES INC
filed 2007-01-16
CIK 785787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-14550

AEP INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1916107
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
125 Phillips Avenue, South Hackensack, New Jersey	07606-1546
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (201) 641-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 30, 2006 was $174,872,509, based upon the closing price of $35.24 as reported by the Nasdaq Global Market on such date. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 11, 2007, was 7,916,611.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2007 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future, such as our ability to generate sufficient working capital, the amount of Excess Availability under our credit facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; expected disposal and proceeds received from discontinued operations and assets held for sale; changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; and other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.     BUSINESS

General

AEP Industries Inc. was founded in 1970 and incorporated in Delaware in 1985 and is a leading manufacturer of plastic packaging films in North America. We manufacture and market an extensive and diverse line of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. Our plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries.

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

Fiscal 2006 Developments

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of business developments in 2006.

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

The following table summarizes our product lines:

Product	Material	Uses
custom films	polyethylene and polypropylene co-extruded and custom designed monolayer film	• drum, box, carton, and pail liners • furniture and mattress bags • films to cover high value products • barrier films • cheese films • freezer grade bundle films
stretch (pallet) wrap	polyethylene	• pallet wrap
polyvinyl chloride wrap	polyvinyl chloride	• food and freezer wrap • institutional films • twist wrap
printed and converted films	polyethylene	• printed, laminated, converted films for flexible packaging to consumer markets
other products and specialty films	unplasticized polyvinyl chloride	• battery labels • credit card laminate

Net sales by product line for each of the years ended October 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(in thousands)
Custom films	$386,557	$343,763	$272,527
Stretch (pallet) wrap	241,009	232,359	190,289
Polyvinyl chloride wrap	131,604	116,782	113,434
Printed and converted films	16,573	10,446	7,684
Other specialty	26,366	29,374	24,288
Total	$802,109	$732,724	$608,222

Geographic Regions

We conduct our operations in two geographical regions, North America and Europe. Selected financial data for our geographical regions is available in Note 14, Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

North American Operations

Our North American operations consist of our U.S. and Canadian operations and represented 87%, 86% and 87% of consolidated net sales for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

Custom Films

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

We manufacture a broad range of custom films, generally for industrial applications, including sheeting, tubing and bags. Bags are drum, box, carton and pail liners that are usually cut, rolled or perforated. These bags can also be used to package specialty items such as furniture and mattresses. We also manufacture films to protect items stored outdoors or in transit, such as boats and cars, and a wide array of shrink films, barrier films and overwrap films.

We also manufacture a full range of co-extruded films, and custom designed monolayer films designed specifically to service the flexible packaging market. These films are capable of being printed and laminated by third party flexible packaging converters and are used in the food, pharmaceutical, medical businesses and in a variety of other flexible packaging end users.

The custom films market is comprised of a large number of smaller manufacturers who together constitute approximately two-thirds of all sales, with the remainder of the market represented by a few large manufacturers. Our research and development team continually improves applications and creates new custom film products, which has helped establish us as one of the largest producers in this fragmented market. We believe we can expand our share of the custom films market through our ability to offer a broad range of industrial as well as other packaging films (including stretch wrap), thereby offering our customers one-stop shopping.

Stretch Wrap

We manufacture a family of high performance stretch wrap for wrapping and securing palletized products for shipping. We also market a wide variety of stretch wrap designed for commodity and specialty uses. In fiscal 2006, 2005 and 2004, we sold approximately 82%, 80% and 88%, respectively, of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis. Since the industry is still experiencing overcapacity in the marketplace, we have consolidated our distribution activities, reformulated certain stretch products and made efficiency enhancing investments to help us realize some cost reductions.

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

Printed and Converted Films

Our printed and converted films provide printed rollstock to the food and beverage industries and other manufacturing and distributing companies. We also “convert” printed rollstock to bags and pouches for use by bakeries, fresh or frozen food processor, manufacturers or other dry goods processors.

Other Products and Specialty Films

We manufacture unplasticized polyvinyl chloride (“UPVC”) film for use in battery labels and credit card laminates. The characteristics of this product are similar to cellophane and can be used as a low cost substitute.

European Operations

Our continuing European operations represented 13%, 14% and 13% of consolidated net sales for the fiscal years ended October 31, 2006, 2005 and 2004.

European Flexibles

Our European flexibles division in Holland manufactures custom films and converted films used in the food processing and pharmaceutical industries, including freezer film and processed cheese innerwrap. Our European flexibles division also manufactures and sells stretch film for wrapping and securing pallet loads. Our European flexibles division sells 57% of its stretch wrap to distributors, and 43% directly to end-users.

Discontinued Operations

We continued to implement our strategy to reorganize the company and focus on our core operations throughout fiscal 2006. The sale of our Bordex operation, a distributor of a wide array of products including specialty film, stretch film and containers, was completed in July 2006 and the disposal of our Belgium operation, formerly a part of our European flexibles division that produced specialty film for food packaging for a number of applications, primarily in the cheese market with innerwrap for processed cheese and overwraps for processed and natural cheeses for principally one customer, was completed in February 2006. During the fourth quarter of fiscal 2006, we decided to liquidate our UK operations, a sales and distribution facility for our former European PVC operations. We expect activities related to the liquidation of our Spanish, Italian and UK companies to be completed in fiscal 2007.

Manufacturing

We currently conduct our manufacturing operations in the United States, Canada and the Netherlands. We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from inventory, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products.

We manufacture custom films and stretch film at several large, geographically dispersed, integrated extrusion facilities throughout North America, which also have the ability to produce other products. The size and location of those facilities, as well as their capacity to manufacture multiple types of flexible packaging products and to re-orient equipment as market conditions warrant, enable us to achieve savings and minimize overhead and transportation costs.

We manufacture polyvinyl chloride food wrap in North America at one facility in Griffin, Georgia and at one facility in Canada. We also manufacture UPVC films at our Griffin, Georgia facility.

In February 2006, we acquired the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility. This facility manufactures primarily printing and laminated products.

We manufacture flexible packaging and converted films at our facility in the Netherlands.

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

We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, which included the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. We have shifted production among our plants to improve efficiency and cost savings by closing facilities and consolidating operations. We will continue to upgrade or replace equipment, as we deem appropriate, to increase production capacity and improve our efficiencies and quality and at the same time expand our product mix. During fiscal 2006, we completed the installation of six new production lines: one new custom line in our Pennsylvania plant that started operating in January 2006, two new custom lines in our California plant that started in September 2006, two new custom lines in our Texas plant with one having started in June 2006 and the other in August 2006, and one new cast stretch line in our North Carolina plant that started in March 2006.

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

Raw Materials

We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. Most of our purchases of resin in fiscal 2006 were from ten major international resin suppliers. Our top three suppliers of resin during fiscal 2006 supplied us with 29%, 21% and 18%, respectively, of our worldwide resin (in pounds) requirements.

The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers. Since resin costs typically fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Accordingly, costs and profits are most often expressed in cents per pound, and, with certain exceptions, the historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. The cost of resin, which varies by product line, averaged 75% of the cost of sales during fiscal 2006. Resin pricing increased during fiscal 2006 by 15% in North America and 13% in Europe.

We generally maintain resin inventory of about one month’s supply and have not experienced any difficulty in maintaining our supplies. However, in August and September of 2005, the petrochemical industry suffered facility damage, production outages and transportation disruptions due to the impact of two Gulf Coast hurricanes. These events challenged the plastics industry in the United States to find alternative sources of raw materials or modify specifications to minimize the impact of resin shortfalls. We were generally able to meet the needs of our customers by requesting all customers to limit orders to absolute minimum quantities needed, by clearing all rail tracks of inventory, by providing customers with substitute products and by utilizing present inventory levels. Other raw materials, principally chemical and other concentrates, are available from many sources.

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

We generally sell either directly to customers who are end-users of our products or to distributors for resale to end-users. In fiscal 2006, 2005 and 2004 approximately 62%, 62%, and 65%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users. We market our polyvinyl chloride and our stretch film products in North America and in Europe primarily through large distributors. We market our polyethylene products in North America, principally through our own sales force under the supervision of national and regional managers. We sell the majority of our custom film output directly to end-users often on a national account basis, with approximately 40% sold through distributors.

We serve approximately 4,000 customers worldwide, none of which individually accounted for more than 4% of our net sales in 2006.

Distribution

We believe that the timely delivery of our products to customers is a critical factor in our ability to maintain our market position. In North America, all of our deliveries are by dedicated service haulers, contract carriers and common carriers, while we continue to maintain online control through L2 software that provides detailed reports, tracking every shipment through to customer delivery. This enables us to better control the distribution process and ensure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

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

Research and Development

We have a research and development department with a worldwide staff of approximately 13 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2006 and 2005, we focused a significant portion of our research and development efforts on UPVC films, twist film wrap for candies, co-extruded high barrier products, one-sided cling films, premium stretch film products, and bundle film products.

Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2006, 2005 and 2004, we spent $1.2 million, $1.4 million and $1.3 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

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

Environmental Matters

We believe that there are no current environmental matters which would have a material adverse effect on our financial position, results of operations or liquidity. See discussion of environmental risk factors in Item 1A, “Risk Factors”.

Employees

At October 31, 2006, we had approximately 1,800 full and part time employees worldwide, including officers and administrative personnel. In North America, we have three collective bargaining agreements covering 311 employees, which expire in February 2007, March 2008 and January 2010, respectively. Further, we have two trade unions in our Holland operation covering approximately 80 employees. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations and liquidity.

Executive Officers of the Registrant

At January 16, 2007, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	65	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	64	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	42	Executive Vice President, Sales and Marketing
David J. Cron	52	Executive Vice President, Manufacturing
Paul C. Vegliante	41	Executive Vice President, Operations
Lawrence R. Noll	58	Vice President, Secretary, Controller and Director
James B. Rafferty	54	Vice President and Treasurer

J. Brendan Barba is one of our founders and has been our President and Chief Executive Officer and a director since our inception in January 1970. In 1985, Mr. Barba assumed the additional title of Chairman of the Board of Directors.

Paul M. Feeney has been our Executive Vice President, Finance and Chief Financial Officer and a director since December 1988. From 1980 to 1988, Mr. Feeney was Vice President and Treasurer of Witco Corporation.

John J. Powers has been our Executive Vice President, Sales and Marketing since March 1996. Prior thereto, he was Vice President-Custom Film Division since 1993 and held various sales positions with us since 1989.

David J. Cron has been our Executive Vice President, Manufacturing since July 1997. Prior thereto, he was Vice President, Manufacturing, a plant manager and held various other positions with us since 1976.

Paul C. Vegliante has been our Executive Vice President, Operations since December 1999. Prior thereto, he was our Vice President, Operations since June 1997 and held various other positions with us since 1994.

Lawrence R. Noll has been a Vice President and Controller since 1996, a director since February 2005 and our corporate Secretary since April 2005. Previously, he served as Vice President, Finance since 1993 and was our corporate Secretary from 1993 to 1998. He served also as a director from 1993 to 2004. He was employed as our Controller from 1980 to 1993.

James B. Rafferty has been our Vice President and Treasurer of our company since November 1996. Prior thereto, he was our Assistant Treasurer since July 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

Our Executive Vice President, Sales and Marketing, John J. Powers, and our Executive Vice President, Operations, Paul C. Vegliante, are the sons-in-law of our Chairman, President and Chief Executive Officer, J. Brendan Barba. Mr. Barba and David J. Cron, our Executive Vice President, Manufacturing, are cousins. No other family relationships exist between any of our directors and executive officers.

Available Information

Our Internet address is www.aepinc.com. In the “Investor Relations” section of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on our Investor Relations web site free of charge. Copies of any of the above-referenced information will also be made available, free of charge, by calling (201) 641-6600 or upon written request to: Corporate Secretary, AEP Industries, Inc., 125 Phillips Avenue, South Hackensack, NJ 07606. The content on our website is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A.   RISK FACTORS

Risk Factors

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations. Further, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations.

Industry Risks

Our business is dependent on the price and availability of resin, our principal raw material, and our ability to pass on resin price increases to our customers.

The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in large part, on the markets for these resins. We use resins that are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability.

Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs. If there is overcapacity in the production of any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations, financial condition and liquidity will be adversely affected.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying plastic packaging products is extremely competitive. The competition in our market is highly price sensitive, while we also compete on the basis of quality, service, timely delivery and differentiation of product properties. We face intense competition from numerous competitors, including from local manufacturers which specialize in the extrusion of a limited group of products, which they market nationally, and a limited number of manufacturers of flexible packaging products which offer a broad range of products and maintain production and marketing facilities domestically and internationally. Certain of our competitors may have extensive production facilities, well-developed sales and marketing staffs and greater financial resources than we do. We believe that there are few barriers to entry into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market for a plastic packaging product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. In addition, we compete with other packaging product manufacturers, many of which can offer consumers non-plastic packaging solutions. Many of these competitors have greater financial resources than we do and such competition can result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of our market share, which could materially adversely affect our operations and financial condition. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

We are subject to various environmental and health and safety laws and regulations which govern our operations and which may result in potential liability. In addition, consumer preferences and ongoing health and safety studies on plastics and resins may adversely affect our business.

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

Resin costs comprised approximately 75% of our total consolidated cost of sales during the twelve months ended October 31, 2006. We rely on three principal suppliers for our resin that provided us with approximately 29%, 21% and 18%, respectively, of our fiscal 2006 resin supply. The loss of any of these resin suppliers would force us to purchase resin in the open market, which may be at higher prices, until we could secure another source of resin and such higher prices may not allow us to remain competitive. In addition, the resin supply in our industry is limited, and a loss of one of our suppliers may not be replaceable through open market purchases or through a supply arrangement with another supplier. If we are unable to obtain resin in sufficient quantities, we may not be able to manufacture our products. Even if we were able to replace one of our resin suppliers through another supply arrangement, there can be no assurance that the terms that we enter into with such alternate resin supplier will be as favorable as the resin supply arrangements that we currently have.

Company Risks

We have limited contractual relationships with our customers and, as a result, our customers may unilaterally reduce the purchase of our products.

We generally do not enter into long-term contractual relationships with our customers. As a result, our customers may unilaterally reduce the purchase of our products or, in certain cases, terminate existing orders for which we may have incurred significant production costs. Any loss of several customers could, in the aggregate, materially adversely affect our operations and financial condition.

Our business may be adversely affected by risks associated with foreign operations.

Approximately 13% of our consolidated net sales from continuing operations for fiscal 2006 were generated from operations conducted outside North America. Conducting an international business inherently involves a number of difficulties and risks, including the following:

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

•  seasonal reductions in business activity in Europe during the summer months; and

•  potentially adverse tax consequences.

We have experienced and may continue to experience any or all of these risks. Any of these factors may materially adversely affect our sales, profits, cash flow and financial position.

Our international operations subject us to currency translation risk and currency transaction risk which could cause our results to fluctuate significantly from period to period.

The financial condition and results of operations of each foreign subsidiary are reported in the relevant local currency and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies, especially the euro, and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In recent years, as a result of the strength of the euro compared to the U.S. dollar, our operating results in U.S. dollars were positively affected upon translation. The positive impact of the strengthening euro may not continue in the future and may even reverse if the euro declines in value compared to the U.S. dollar.

Furthermore, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency different than the functional currency. Given the volatility of exchange rates, we may not be able to effectively manage our currency transactions and/or translation risks. Volatility in currency exchange rates may cause our profits to decrease or result in a loss.

We may, from time to time, experience problems in our labor relations.

In North America, unions represent 311 employees, or 19% of our North American workforce, at October 31, 2006, under three collective bargaining agreements. One agreement expires in February 2007, one agreement expires in March 2008, and the other agreement expires in January 2010. Although we believe that our present labor relations with our North American employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Further, we have collective bargaining agreements at our facility in the Netherlands, covering substantially all of the hourly employees.

We cannot assure you that our relations with the unionized portion of our workforce will remain positive or that such employees will not initiate a strike, work stoppage or slowdown in the future. In the event of such an action, our business, prospects, results of operations and financial condition could be adversely affected and we cannot assure you that we would be able to adequately meet the needs of our customers using our remaining workforce. In addition, we cannot assure you that we will not have similar actions with our non-unionized workforce or that our non-unionized workforce will not become unionized in the future.

Loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers for delivery of our products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, decreases in ship building or increases in fuel prices, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. In addition, recent rising fuel prices have resulted and may continue to result in increasing transportation costs and have adversely affected and may continue to affect our operations and financial condition.

We are dependent on the management experience of our key personnel and our ability to attract and retain additional personnel.

We are dependent on the management experience and continued services of our executive officers, including J. Brendan Barba, our President and Chief Executive Officer, and Paul M. Feeney, our Executive

Vice President, Finance, and Chief Financial Officer. On May 9, 2005, we entered into employment agreements with Mr. Barba and Mr. Feeney, as well as each of the following executives: John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements were effective as of November 1, 2004 and have an initial term of three years and may be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that he or it does not wish to extend the agreement beyond the term. The employment agreements also include terms relating to severance upon termination or a change of control, confidentiality, non-competition, non-solicitation and other customary provisions.

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

At October 31, 2006, J. Brendan Barba, our Chairman, President and Chief Executive Officer, beneficially owned 1,106,625 shares of our common stock and had the right to acquire an additional 60,000 shares of our common stock. His ownership and voting control over approximately 14% of our common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Recent legislation and other increased costs of being a publicly traded company are likely to impact our future consolidated financial position and results of operations.

Significant regulatory changes, such as the Sarbanes-Oxley Act of 2002 and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, and new accounting pronouncements or regulatory rulings have increased, and in the future are expected to further increase, our general and administrative costs. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our financial position and operating results.

We experience fluctuations in operating income, which may cause our stock price to fluctuate.

Our operating income from continuing operations has been subject to significant quarterly and annual fluctuations. These fluctuations can be caused by:

•  global economic conditions;

•  competition;

•  variability in raw material prices;

•  acquisitions;

•  asset sales;

•  business restructuring initiatives;

•  seasonality; and

•  foreign currency fluctuations.

These fluctuations make it more difficult for investors to compare our operating results to corresponding prior year periods. These fluctuations may also cause our stock price to fluctuate. You should not unduly rely on our results of operations for any particular quarter or year as indicative of our results for a full year or any other period.

Financial Risks

We have a high level of debt relative to our shareholders’ equity, which reduces cash available for our business and therefore may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns.

We have a substantial amount of debt in relation to our shareholders’ equity. As of October 31, 2006, we had:

•  $193.9 million of total debt outstanding (not including capital lease obligations of $2.8 million); and

•  $57.6 million of total shareholders’ equity.

Our substantial debt could have important consequences to you. For example, it could:

•  increase our vulnerability to general adverse economic and industry conditions;

•  require us to dedicate a substantial portion of our cash flow from operations to service our debt, thereby limiting our ability to fund working capital, capital expenditures and other general corporate purposes;

•  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•  place us at a competitive disadvantage compared to our competitors that may have less debt; and

•  limit, among other things, our ability to borrow additional funds.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to compliance with the terms of our existing credit facilities and senior notes. As of October 31, 2006, we would have been permitted to borrow up to an additional $113.7 million under our credit facility and an additional $11.9 million in foreign credit facilities. If new debt is added to our current debt levels, the related risks described above that we and our subsidiaries face could intensify.

To service our debt or redeem such debt upon a change of control, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all.

A provision of our senior notes requires us, upon a change of control, to offer to purchase the outstanding senior notes. If a change of control were to occur and we could not obtain a waiver or if we do not have the funds to make the purchase, we would be in default under the senior notes, which could, in turn, cause any of our debt to become immediately due and payable to which a cross-acceleration or cross-default provision applies. If our debt were to be accelerated, we cannot assure you that we would be able to repay it.

We are subject to a number of restrictive debt covenants which may restrict our business and financing activities.

Our credit facility, the indenture relating to our senior notes and the agreements relating to the indebtedness of our subsidiaries contain restrictive debt covenants that, among other things, restrict our ability to:

•  borrow money;

•  pay dividends and make distributions;

•  issue stock of subsidiaries;

•  make certain investments;

•  repurchase stock;

•  use assets as security in other transactions;

•  create liens;

•  enter into affiliate transactions;

•  merge or consolidate; and

•  transfer and sell assets.

In addition, our credit facility and the agreements relating to the indebtedness of our subsidiaries also require us to maintain certain financial tests. These restrictive covenants may limit our ability to expand or to pursue our business strategies. Furthermore, any indebtedness that we incur in the future may contain similar or more restrictive covenants.

Our ability to comply with the restrictions contained in our credit facility, our senior notes and the agreements relating to the indebtedness of our subsidiaries may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility, our senior notes and the agreements relating to the indebtedness of our subsidiaries, or any other subsequent financing agreement, which could, in turn, cause any of our debt to become immediately due and payable to which a cross-acceleration or cross-default provision applies. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds.

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

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in response to a variety of factors, including:

•  fluctuations in operating results, including as a result of changes in resin prices, compensation expense required by SFAS 123R, currency exchange fluctuations and the other variables set forth under “Company Risks—We experience fluctuations in operating income, which may cause our stock price to fluctuate.”;

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

•  sales of common stock by our directors and executive officers;

•  recent regulatory changes permitting our employees to sell shares in their individual account under our 401 (k) Savings and Employee Stock Ownership Plan;

•  prevailing interest rates; and

•  perceived dilution from stock issuances.

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

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market, including the shares covered by our shelf registration filed in 2006, or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2006 under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which approximately 7.9 million shares of common stock were outstanding and approximately 0.6 million shares of common stock were issuable related to the exercise of currently outstanding stock options and to performance units.

We may also decide to raise additional funds through public or private equity financing to fund our operations or for other business purposes. New issuances of equity securities would reduce your percentage ownership in us and the new equity securities could have rights and preferences with priority over those of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

Our stock repurchase program could increase the volatility of the price of our common stock.

On August 1, 2006, our board of directors authorized a stock repurchase program under which we may purchase up to $15 million of our common stock. The repurchase program has no specified expiration date. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The existence of our stock repurchase program and any purchases under this program could result in an increase in the market price of our stock. In addition, purchases under this repurchase program could reduce the liquidity for our stock. Further, our repurchase program may be suspended at any time at our discretion, and any discontinuation could cause the market price of our stock to decline.

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

We are currently authorized to issue one million shares of preferred stock in accordance with our restated certificate of incorporation, none of which is issued and outstanding. Our board of directors has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey.

We own all of our manufacturing facilities, except for our manufacturing facility located in Bowling Green, Kentucky. The following chart sets forth our manufacturing facilities:

Location(1)	Approximate Square Footage
North America
Griffin, Georgia	330,000
Wright Township, Pennsylvania	328,000
Matthews, North Carolina	275,000
Alsip, Illinois	182,000
West Hill, Ontario, Canada	138,000
Chino, California	115,000
Waxahachie, Texas	110,000
Bowling Green, Kentucky	159,000
Europe
Apeldoorn, Netherlands	216,000
Total	1,853,000

(1)   The square footage has been aggregated where we maintain multiple facilities at any particular location.

We also own approximately 10 acres of land and building facilities in Sydney, Australia, currently occupied by the purchaser of our former Australian business. The property is subject to a lease expiring in May 2011.

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs. However, we are in the process of increasing capacity, automating certain manufacturing operations, and relocating and consolidating other selected manufacturing operations.

In the aggregate, we currently use approximately 2.0 million square feet of manufacturing, office and warehouse space. Usually we assign sales offices to each of our plants. As of October 31, 2006, our manufacturing facilities had a combined average annual production capacity exceeding one billion pounds.

ITEM 3.     LEGAL PROCEEDINGS

Reference is made to matters described in Note 12 to our consolidated financial statements included herein, which description is incorporated by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Market under the symbol “AEPI.” The high and low closing prices for our common stock, as reported by the Nasdaq Global Market for the two fiscal years ended October 31, 2005 and 2006, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2005
First quarter (November-January)	$19.93	$10.79
Second quarter (February-April)	21.00	17.85
Third quarter (May-July)	19.75	14.92
Fourth quarter (August-October)	23.59	19.17
2006
First quarter (November-January)	$27.50	$20.87
Second quarter (February-April)	35.42	24.80
Third quarter (May-July)	44.84	32.03
Fourth quarter (August-October)	53.00	40.06

On January 11, 2007, the closing price for a share of our common stock, as reported by the Nasdaq Global Market, was $49.20.

Holders

On January 11, 2007, our common stock was held by approximately 1,600 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends

No dividends have been paid to stockholders since December 1995.  The payments of future dividends are restricted and subject to a number of covenants under our Loan and Security Agreement and under the Indenture pursuant to which our 7.875% Senior Notes were issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

2006 period	Total number of shares purchased(1)		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1-August 31	850,000	(2)	$36.00	—	$15,000,000	(3)
September 1-September 30	—		—	—	15,000,000	(3)
October 1-October 31	—		—	—	15,000,000	(3)
Total	850,000		$36.00	—	$15,000,000

(1)   This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options.

(2)   On August 2, 2006 and August 3, 2006, we repurchased 505,000 and 345,000 shares, respectively, of our common stock from Third Point in a private transaction for an aggregate purchase price of $30,600,000, excluding approximately $700,000 of fees.

(3)   On August 1, 2006, our board of directors authorized a stock repurchase program under which we may purchase up to $15 million of our common stock.  Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Cash provided by future operating activities and borrowings under our Credit Facility are the expected sources of funding for the stock repurchase program.

Equity Compensation Plans

See Item 12 , “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents our selected financial data.  The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  During fiscal 2006, we committed to a plan and initiated steps to liquidate our UK operations. As a result, prior year amounts related to this operation has been reclassified to discontinued operations and are included as such in the amounts below.

	Years Ended October 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$802,109	$732,724	$608,222	$553,276	$485,466
Gross profit	161,712	133,933	116,880	102,181	100,758
Operating income from continuing operations(1)	70,719	45,560	36,294	5,887	20,520
Interest expense	(16,541)	(28,519)	(23,594)	(24,376)	(24,457)
Other (expense) income, net	(6,979)	1,249	(433)	(2,203)	(1,370)
Income (loss) from continuing operations before provision for income taxes	47,199	18,290	12,267	(20,692)	(5,307)
Provision for income taxes	8,432	15,269	6,872	10,866	1,047
Income (loss) from continuing operations	38,767	3,021	5,395	(31,558)	(6,354)
Income (loss) from discontinued operations	24,162	(53,643)	(23,928)	6,040	4,585
Net income (loss)	$62,929	$(50,622)	$(18,533)	$(25,518)	$(1,769)
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$4.60	$0.36	$0.65	$(3.91)	$(0.81)
Income (loss) from discontinued operations	$2.87	$(6.31)	$(2.87)	$0.75	$0.58
Net income (loss) per common share	$7.46	$(5.95)	$(2.23)	$(3.16)	$(0.23)
Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$4.53	$0.35	$0.65	$(3.91)	$(0.81)
Income (loss) from discontinued operations	$2.82	$(6.22)	$(2.86)	$0.75	$0.58
Net income (loss) per common share	$7.35	$(5.87)	$(2.22)	$(3.16)	$(0.23)
Cash dividends declared and paid	—	—	—	—	—

	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data (at period end):
Total assets	$336,080	$311,323	$451,950	$457,718	$469,048
Total debt (including current portion, not including capital lease obligations)	193,880	192,576	236,136	227,530	243,188
Shareholders’ equity	57,593	6,195	47,359	50,330	61,644

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative explanation from the perspective of our management on our business, financial condition, results of operations, and cash flows. Our MD&A is presented in six sections:

•       Overview

•       Results of Operations

•       Liquidity and Capital Resources

•       Contractual Obligations and Off-Balance-Sheet Arrangements

•       Critical Accounting Policies and

•       New Accounting Pronouncements

Investors should review this MD&A in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The market for these resins has been volatile, resulting in record price increases and supply shortages. The long-term prices of these materials are primarily a function of the price of petroleum and natural gas. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

Fiscal 2006 Developments

We continue to implement the strategic plan to dispose of certain foreign subsidiaries and to concentrate on our core business in North America, to reduce costs and to improve the quality of our earnings. We have:

•  committed to a plan and initiated steps to liquidate our UK operations during the fourth quarter of fiscal 2006 and as a result, recorded a $2.2 million impairment charge against its assets and a $2.4 million liability related to funding of the UK’s defined contribution plan;

•  entered the final stages of the liquidation of our FIAP and Spanish operations with final liquidation expected during the first quarter of fiscal 2007;

•  repurchased a total of 850,000 shares of our common stock from Third Point on August 2, 2006 and August 3, 2006 for an aggregate purchase price of $30.6 million, excluding $0.7 million of fees, utilizing cash on hand coupled with borrowings under the Credit Facility;

•  completed the sale of our Bordex operation in July 2006

•       completed the sale of our Gainesville, Texas facility in June 2006;

•       completed the sale of certain assets held for sale: our FIAP (Italy) land and building in January 2006 and our Edmonton (Canada) land and building in April 2006;

•       completed the disposition of our Belgium operations in February 2006;

•       acquired the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility in February 2006 (the acquisition adds new products, primarily printing and lamination, complementing our existing product lines); and

•       incurred approximately $36.4 million of capital expenditures during fiscal 2006 related primarily to the buyout of certain machinery under operating leases totaling $4.3 million, the purchase of a warehouse in Waxahachie, Texas for $3.0 million, and the purchase and installation of six new production lines: one new custom line in our Pennsylvania plant that started operating in January 2006, two new custom lines in our California plant that started in September 2006, two new custom lines in our Texas plant with one having started in June 2006 and the other in August 2006, and one new cast stretch line in our North Carolina plant that started in March 2006.

Prices for resins in North America were significantly higher during fiscal 2006 as compared to fiscal 2005 (an average increase of $0.09 per pound or 15%); however, such prices have been decreasing since the beginning of fiscal 2006 with the fourth quarter of fiscal 2006 remaining flat relative to the third quarter of fiscal 2006. Although effective prices have trended down during the first two months of fiscal 2007, price increases of $0.06 per pound and $0.07 per pound have been announced effective January 1, 2007 and January 15, 2007, respectively. In Europe, resin prices increased steadily during fiscal 2006, increasing an average of $0.08 per pound or 13%. We anticipate that worldwide resin prices during fiscal 2007 will continue to increase as fuel and natural gas prices increase. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices continue to increase.

Defined Terms

The following table illustrates the primary costs classified in each major operating expense category:

Cost of Sales:	Materials, including packaging
Fixed manufacturing costs
Labor, direct and indirect
Depreciation
Inbound freight charges, including intercompany transfer freight charges
Utility costs used in the manufacturing process
Research and development costs
Quality control costs
Purchasing and receiving costs
Any inventory adjustments, including LIFO adjustments
Warehousing costs
Delivery Expenses:	All costs related to shipping and handling of products to customers, including transportation costs by third party providers
Selling, General and Administrative Expenses:	Personnel costs, including salaries, bonuses, commissions and employee benefits
Facilities and equipment costs
Insurance
Professional fees, including audit and Sarbanes-Oxley compliance

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

Results of Operations—Year Ended October 31, 2006, Compared to Year Ended October 31, 2005

The following table presents selected financial data for the fiscal year ended October 31, 2006 and 2005 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Fiscal Year Ended
	2006			2005			% increase	$
	$	$ Per lb. sold		$	$ Per lb. sold		/(decrease) of $	increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$802,109	$1.10		$732,724	$0.97		9.5%	$69,385
Gross profit	161,712	0.22		133,933	0.18		20.7	27,779
Operating expenses:
Delivery	35,950	0.05		33,090	0.05		8.6	2,860
Selling	32,291	0.05		31,295	0.04		3.2	996
General and administrative	24,093	0.03		24,215	0.03		(0.5)	(122)
Total operating expenses	$92,334	$0.13		$88,600	$0.12		4.2%	$3,734
Pounds sold		727,937	lbs.		755,791	lbs.

Consolidated

Net sales for the fiscal year ended October 31, 2006, increased $69.4 million, or 9.5%, to $802.1 million compared with $732.7 million for the fiscal year ended October 31, 2005. The increase in net sales was the result of a 13.6% increase in unit prices partially offset by a 3.7% decrease in sales volume during fiscal 2006 as compared to fiscal 2005. The increase in net sales also includes a net positive impact of foreign exchange of $0.7 million.

Gross profit for the fiscal year ended October 31, 2006 increased $27.8 million, or 20.7%, to $161.7 million as compared to $133.9 million in fiscal 2005. The improvement in gross profit was primarily due to the effects of sequential resin price reductions on backlog orders during fiscal 2006.

North America

Net sales in North America increased $63.9 million to $697.2 million for the fiscal year ended October 31, 2006, from $633.3 million in the prior fiscal year. The increase was primarily due to a 14.1% increase in per pound average selling prices positively affecting net sales by $89.6 million partially offset by a 4.0% decrease in sales volume, which negatively affected net sales by $29.2 million. The increase in average selling prices is reflective of higher resin costs as compared to the prior year passed along to our customers. The third quarter of fiscal 2006 marked a brief recovery in sales volume in North America as customers were rebuilding inventory levels after months of delaying ordering product in anticipation of falling resin prices, but customers during the fourth quarter reverted back to delaying ordering as resin prices were expected to decrease. Fiscal 2006 also included $3.5 million of positive impact of foreign exchange relating to our Canadian operations.

Gross profit in North America increased $27.4 million, or 22.1%, to $151.2 million for the fiscal year ended October 31, 2006, primarily due to a 14.1% increase in selling prices, which increased gross profit by $32.6 million, and $0.7 million positive foreign exchange impact, partially offset by a decrease in sales volume, which decreased gross profit by $5.0 million. The gross profit of North America for fiscal 2006 also includes $0.1 million of an impairment loss related to the Gainesville land and building and $0.8 million of compensation costs recorded in accordance with SFAS 123R. The increase in North America’s gross profit is primarily due to our continuing ability to pass increased resin costs to our customers, effects of sequential resin price reductions on backlog orders and an approximately $11.6 million reduction of LIFO inventory reserves.

Europe

Net sales in Europe for the fiscal year ended October 31, 2006 increased $5.5 million to $104.9 million from $99.4 million for the fiscal year ended October 31, 2005. This increase is primarily due to a 10.0% increase in per unit selling prices resulting from a favorable change in product mix, with greater sales in the printed and laminate business, and an increase in resin prices which were passed along to our customers partially offset by $2.8 million of negative impact of foreign exchange. Despite margins being under pressure due to intense competition, gross profit in Europe increased $0.4 million, or 4.2% to $10.5 million for the fiscal year ended October 31, 2006 compared to the prior fiscal year ended October 31, 2005, primarily due to a favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies.

Consolidated Operating Expenses

Operating expenses for the fiscal year ended October 31, 2006 increased $3.7 million to $92.3 million, or 4.2%, as compared to $88.6 million in the prior fiscal year. The increase is primarily due to an increase in delivery expenses resulting from suppliers passing along fuel cost increases, $1.9 million of compensation costs recorded in accordance with SFAS 123R for our stock options and performance units, increased accruals related to employee performance incentives and higher audit and consulting fees related to the compliance with the Sarbanes-Oxley Act of 2002, partially offset by a decrease in general and administrative expenses in our FIAP operation during fiscal 2006.

Consolidated Other Operating Income

Other operating income for the fiscal year ended October 31, 2006, amounted to $1.3 million in income, which primarily was the result of the gain of $1.4 million, after costs to sell, on the sale of our FIAP land and building in January 2006, versus $0.2 million in income in the prior fiscal year.

Consolidated Interest Expense

Interest expense for the fiscal year ended October 31, 2006 was $16.5 million compared to $28.5 million for the fiscal year ended October 31, 2005, a decrease of $12.0 million. Included in interest expense for the year ended October 31, 2005 are the write-off of unamortized fees and bond discount of $3.0 million related to the 9.875% senior subordinated notes due 2007 (“2007 Notes”), the early tender fee paid to the 2007 Note holders of $4.2 million and the payment of $0.2 million of fees related to the redemption of the 2007 Notes. Without these items, interest expense decreased $4.6 million and is primarily due to the redemption of our 2007 Notes and the issuance of the 7.875 % senior notes due 2013 (“2013 Notes”) during the second quarter of fiscal 2005. This refinancing resulted in a reduction of interest expense for the fiscal year ended October 31, 2006 of $3.0 million as compared to the prior fiscal year, primarily due to the reduction in interest rate from 9.875% (2007 Notes) to 7.875% (2013 Notes), a reduction of the principal amount of the Notes (from $200.0 million to $175.0 million) and a reduction of debt issuance costs capitalized and being amortized. Additionally, there was a $1.2 million decrease in interest expense related to the Credit Facility resulting from lower average borrowings during the twelve months ended October 31, 2006 as compared to the prior fiscal year, partially offset by higher interest rates on credit facility borrowings and a $0.2 million increase in interest expense of our foreign operations due primarily to increased average borrowings during the twelve months ended October 31, 2006 as compared to the prior fiscal year.

Consolidated Other, net

Other, net for the fiscal year ended October 31, 2006 amounted to $7.0 million in expense which primarily consists of an approximately $8.0 million charge to operations for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52, “Foreign Currency Translation”. There were approximately $0.1 million of foreign currency transaction gains in the fiscal year ended October 31, 2006 compared to gains of $0.6 million during the prior fiscal year due to a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and unrealized gains on foreign currency denominated payables and receivables. Also included in other income (expense) in fiscal 2006 is an approximately $0.5 million refund of excess payroll withholding tax payments made in Australia. Interest income for the fiscal year ended October 31, 2006 amounted to $0.2 million, up from $0.1 million in the prior year resulting from greater cash on hand during the current fiscal year earning interest.

Consolidated Income Tax Provision

The provision for income taxes for the fiscal year ended October 31, 2006 was $8.4 million on income from continuing operations before the provision for income taxes of $47.2 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) a benefit of $7.0 million related to the write-off of intercompany loans and investment due to the liquidation of FIAP; (ii) release of approximately $1.8 million of excess taxes payable resulting primarily from a tax refund received in the U.S. during fiscal 2006; (iii) a $1.0 million benefit resulting from a tax refund to be received in fiscal 2007 by our New Zealand operations relating to excess non-resident withholding tax payments made on cash repatriations to the United States; and (iv) a $1.1 million release of foreign tax credit valuation allowance. Due to the net operating loss carryforward for the year ended October 31, 2006, our provision for state taxes is $0.1 million representing the Alternative Minimum Assessment due to the State of New Jersey. Additionally, no tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the fiscal year ended October 31, 2006.

The provision for income taxes from continuing operations for the year ended October 31, 2005, was $15.3 million on income from continuing operations before the provision for income taxes of $18.3 million. The provision is primarily attributable to the following items: (i) the increased fiscal 2005 taxable income from our operations located in North America; (ii) an income tax expense of $3.9 million less foreign tax credits of $0.5 million related to cash repatriated during the year ended October 31, 2005 in accordance with the American Jobs Creation Act of 2004; and (iii) a $5.8 million increase in valuation allowance relating to certain deferred tax assets for foreign tax credit carryforwards and foreign net operating loss carryforwards.

Results of Discontinued Operations—Year Ended October 31, 2006, Compared to Year Ended October 31, 2005

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited, AEP Industries (NZ) Limited, and AEP Belgium. During fiscal 2006, we also decided to liquidate our UK operations. As a result, prior year amounts related to the UK operations have been reclassified to discontinued operations and are included as such in the discussions below.

A consolidated summary of the operating results of discontinued operations for the fiscal year ended October 31, 2006 and 2005 is as follows:

	For the Year Ending October 31,
	2006	2005
	(in thousands)
Net sales	$20,521	$124,429
Gross profit	3,065	12,619
Pre-tax loss from discontinued operations	(4,707)	(54,507)
Income tax (benefit) provision	(28,216)	770
Gain from disposition	653	1,634
Income (loss) from discontinued operations	$24,162	$(53,643)

Net sales of the discontinued operations for the fiscal year ended October 31, 2006 decreased $103.9 million from the prior year. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm operations during fiscal 2005 totaling $82.5 million in net sales in fiscal 2005. Net sales and gross profit of Bordex and Belgium, both sold during fiscal 2006, decreased $21.0 million and $2.1 million, respectively, during fiscal 2006 as compared to fiscal 2005, and is due primarily to the disposition of Belgium in February 2006 and Bordex in July 2006. Gross profit of the discontinued operations for the fiscal year ended October 31, 2006 decreased $9.6 million from the prior fiscal year. The decrease is primarily the result of the dispositions.

During the fourth quarter of fiscal 2006, we initiated steps to liquidate our UK operations and as a result, evaluated the carrying value of the net assets of the UK operations and determined that the book value of the UK exceeded its fair value. As a result, we recorded a $2.2 million impairment charge taken against the assets of the UK company and recorded a $2.4 million liability related to funding of the UK’s defined contribution plan. The total loss of $4.6 was recorded during the fourth quarter of fiscal 2006 and is included in the pre-tax loss from discontinued operations.

Included in the loss before provision for taxes of the discontinued operations in fiscal 2005 of $54.5 million are impairment charges totaling $48.4 million taken against the assets of the various discontinued operations as follows: $4.0 million related to the French operation, $0.6 million related to the Termofilm operation, $29.0 million related to the assets of the Pacific operations; $13.1 million related to the assets of Belgium; and $1.7 million related to the assets of Bordex. Included in the impairment charges are $4.8 million of accumulated translation losses written-off resulting from the disposition of New Zealand, France and Termofilm and approximately $5.3 million of accumulated translation losses included in our reserve for impairment losses for Belgium and Bordex. However, the accumulated foreign currency translation gains of Australia of approximately $2.4 million have not been reclassed into income in accordance with SFAS No. 52, Foreign Currency Translation, as the sale of the assets and liabilities of Australia did not constitute a substantial liquidation of the investment in Australia due to the Company’s retention of the land and building located in Sydney, Australia.

The income tax benefit of the discontinued operations for the fiscal year ended October 31, 2006 of $28.2 million includes a $9.9 million income tax benefit related to a $25.8 million worthless stock deduction associated with our Belgium operation, a $9.5 million income tax benefit related to a $24.9 million worthless stock deduction associated with our Australian operation, and a $8.8 million income tax benefit related to a $23.0 million worthless stock deduction associated with our Spanish operation. These worthless stock deductions will be taken (or have been taken) on our U.S. federal income tax return.

We recorded $0.6 million and $1.6 million of income in gain from disposition from discontinued operations in the consolidated statements of operations during the fiscal 2006 and 2005, respectively, primarily related to the settlement with certain suppliers in full and final settlement of balances existing at the time our Spanish subsidiary filed for liquidation.

Year Ended October 31, 2005, Compared to Year Ended October 31, 2004

The following table presents selected financial data for the fiscal year ended October 31, 2005 and 2004 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Fiscal Year Ended
	2005			2004			% increase	$
	$	$ Per lb. sold		$	$ Per lb. sold		/(decrease) of $	increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$732,724	$0.97		$608,222	$0.83		20.5%	$124,502
Gross profit	133,933	0.18		116,880	0.16		14.6	17,053
Operating expenses:
Delivery	33,090	0.05		31,805	0.04		4.0	1,285
Selling	31,295	0.04		30,630	0.04		2.2	665
General and administrative	24,215	0.03		18,127	0.03		33.6	6,088
Total operating expenses	$88,600	$0.12		$80,562	$0.11		10.0%	$8,038
Pounds sold		755,791	lbs.		730,822	lbs.

Consolidated

Net sales increased 20.5% for the fiscal year ended October 31, 2005 to $732.7 million compared with $608.2 million for the fiscal year ended October 31, 2004. The increase in consolidated net sales included $93.1 million from increased per unit selling prices, $24.0 million from higher sales volume, and $7.4 million of positive impact of foreign exchange.

Gross profit for the fiscal year ended October 31, 2005 increased $17.0 million to $133.9 million as compared to $116.9 million for the fiscal year October 31, 2004. This increase was a result of improved margins and increased sales volume globally, which improved worldwide gross profit by $16.7 million, and the positive impact of foreign exchange of $1.1 million, partially offset by approximately $0.8 million of costs related to the shut down of our Edmonton (Canada) plant.

North America

Net sales in North America increased $106.5 million to $633.3 million for the fiscal year ended October 31 2005, from $526.8 million in the same period in the prior fiscal year. The increase was primarily due to a 15.6% increase in per pound average selling prices positively affecting net sales by $82.1 million combined with a 3.4% increase in sales volume, which positively affected net sales by $20.5 million. The increase in average selling prices is attributable to higher raw material costs, primarily resin, which we were able to pass through to our customers in the current period. Fiscal 2005 also included $3.9 million of positive impact of foreign exchange relating to our Canadian operations.

Gross profit in North America increased $13.6 million, or 12.4%, to $123.9 million for the fiscal year ended October 31, 2005. The increase in gross profit in North America was primarily due to the Company’s continuing ability to pass through increased resin costs to its customers on a timely basis, improved product mix and improved operating efficiencies resulting from the Company’s decision to consolidate its Gainesville, Texas manufacturing operation into other existing facilities. Higher selling prices increased gross profit in North America by $10.0 million, combined with a 3.4% increase in sales volume, which increased gross profit by $3.7 million. The North American results also include $0.7 million of positive impact of foreign exchange related to the Canadian operations offset by $0.8 million of costs related to the shut down of our Edmonton (Canada) plant.

Europe

Net sales in Europe for the fiscal year ended October 31, 2005 increased $18.0 million to $99.4 million from $81.4 million for the fiscal year ended October 31, 2004. This increase for the period included the positive impact of foreign exchange of $3.5 million combined with a 13.6% increase in per unit selling prices and a 4% increase in sales volume. In spite of continuing general economic pressures in the region and the competitive marketplace, European operations experienced an increase in customer demand, particularly in printed and laminate business, and we were able to pass through to our customers current resin price increases which increased the per unit selling prices. Included in the fiscal 2004 sales of our European operations was $2.0 million of sales in our FIAP location which did not exist in fiscal 2005 due to its liquidation.

Gross profit in Europe increased $3.4 million, or 50.9%, to $10.0 million for the fiscal year ended October 31, 2005 compared to the fiscal year ended October 31, 2004. This increase includes a 13.6% increase in per unit selling prices resulting from our ability to pass through to customers current period resin price increases, improved product mix, our continued focus on cost control and the positive effect of foreign exchange of $0.3 million for the year ended October 31, 2005.

Consolidated Operating Expenses

Operating expenses for the fiscal year ended October 31, 2005 increased $8.0 million, or 10.0%, to $88.6 million from the comparable period in the prior fiscal year. Delivery expenses for fiscal 2005 were $33.1 million versus $31.8 million in the prior year. After giving effect to the negative foreign exchange impact of $0.3 million, delivery expenses increased by $1.0 million from the prior year due to suppliers passing along fuel cost increases combined with a 3% increase in worldwide sales volume during fiscal 2005. Selling expenses increased by $0.7 million to $31.3 million from $30.6 million in the same period in the prior fiscal year. After giving effect to the negative impact of foreign exchange of $0.3 million, selling expenses increased $0.4 million, primarily due to greater commissions paid to outside sales personnel resulting from greater sales dollars in fiscal 2005 versus 2004. General and administrative expenses for the year ended October 31, 2005 increased by $6.1 million or 33.6%, including $0.3 million of negative impact of foreign exchange, to $24.2 million from $18.1 million in the same period in the prior fiscal year. This increase during fiscal 2005 was primarily due to higher audit and consulting fees related to compliance with the Sarbanes Oxley Act of 2002, increased legal fees and greater incentive compensation payments made to key management. Also included in the fiscal 2005 general and administrative expenses are $1.3 million of expenses in our FIAP location resulting from the final wind down of its liquidation process representing an increase of $3.1 million from the same period in the prior year which included a reversal of $2.0 million of accounts receivable reserves and other shut down reserves related to our FIAP location.

Consolidated Interest Expense

Interest expense, net for the year ended October 31, 2005 of $28.5 million increased $4.9 million from $23.6 million in the same period in the prior fiscal year. Included in interest expense for the year ended October 31, 2005 are the write-off of unamortized fees and bond discount of $3.0 million related to the 2007 Notes, the early tender fee paid to the 2007 Note holders of $4.2 million, and the payment of $0.2 million of fees related to the redemption of the 2007 Notes. The refinancing of the 2007 Notes resulted in a reduction of interest expense for the fiscal year ended October 31, 2005 of $3.2 million as compared to the prior fiscal year, primarily due to the reduction in interest rate from 9.875% to 7.875% on $175 million of the 2013 Notes. This was offset by a $0.4 million increase in interest expense related to the credit facility resulting from lower average borrowings offset by higher interest rates and greater borrowings under the higher prime rate borrowing option. Interest expense for the foreign entities also increased $0.2 million for the fiscal year ended October 31, 2005, as compared to prior year due to higher average debt outstanding and two new capitalized leases in Holland Flexibles.

Consolidated Other, net

Other income (expense) for the year ended October 31, 2005 amounted to $1.3 million in income versus $0.4 million in expense in the comparable prior year period. During fiscal 2005, we recognized $0.6 million of foreign currency transaction gains versus losses of $1.0 million during the same period in the prior fiscal year due to a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and unrealized losses on foreign currency denominated payables and receivables. Interest income for fiscal 2005 amounted to $158,000, up from $51,000 in the prior year period resulting from greater cash on hand during fiscal 2005 earning interest. The prior period also included $486,000 of interest income received from the Internal Revenue Service calculated on our prior period’s refund claims.

Consolidated Income Tax Provision

The provision for income taxes for the fiscal year ended October 31, 2005 was $15.3 million on income from continuing operations before the provision for income taxes of $18.3 million. The provision is primarily attributable to the following items: (i) the increased fiscal 2005 taxable income from our operations located in North America; (ii) an income tax expense of $3.9 million less foreign tax credits of $0.5 million related to cash repatriated during the year ended October 31, 2005, in accordance with the American Jobs Creation Act; and (iii) a $5.8 million increase in valuation allowance relating to certain deferred tax assets for foreign tax credit carryforwards and foreign net operating loss carryforwards. The benefits of these carryforwards are dependent on the United States and foreign operations generating sufficient foreign source taxable income. The Company has concluded that it is more likely than not that the carryforwards will not be fully realized because of the large reduction in future projected foreign source income as a result of discontinued foreign operations.

The provision for income taxes for the fiscal year ended October 31, 2004 was $6.9 million on income from continuing operations before the provision for income taxes of $12.3 million. The fiscal 2004 provision for income taxes includes a $0.8 million increase in the valuation allowance relating to certain foreign deferred tax assets for net operating loss carryforwards, in which the Company determined that it is more likely than not that the carryforwards will not be fully utilized.

Results of Discontinued Operations—Year Ended October 31, 2005, Compared to Year Ended October 31, 2004

During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries; AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Holland), AEP Industries (Australia) Pty. Limited and AEP Industries (NZ) Limited, and AEP Belgium. During fiscal 2006, we also decided to liquidate our UK operations. As a result, prior year amounts related to the UK operations have been reclassified to discontinued operations and are included as such in the discussions below.

A consolidated summary of the operating results of discontinued operations for the year ended October 31, 2005 and 2004, is as follows:

	For the Year Ending October 31,
	2005	2004
	(in thousands)
Net sales	$124,429	$217,743
Gross profit	12,619	27,627
Pre-tax loss from discontinued operations	(54,507)	(15,441)
Income tax provision	770	8,487
Gain from disposition	1,634	—
Loss from discontinued operations	$(53,643)	$(23,928)

Net sales of the discontinued operations for the year ended October 31, 2005 decreased $93.3 million to $124.4 million from $217.7 million for the year ended October 31, 2004. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm operations during fiscal 2005, resulting in a partial year of sales during fiscal 2005 versus a full twelve months in fiscal 2004. Net sales of Bordex and Belgium during fiscal 2005 increased $4.3 million, including $1.4 million of positive impact of foreign exchange and $5.0 million due to higher selling prices, partially offset by $2.1 million in decreased volume resulting from a change in product mix and competitive market conditions.

Gross profit of the discontinued operations for the year ended October 31, 2005 decreased $15.0 million to $12.6 million from $27.6 million for the year ended October 31, 2004. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm operations during fiscal 2005, resulting in a partial year of gross profit during fiscal 2005 versus a full twelve months in fiscal 2004. The gross profit of the remaining discontinued operations, Bordex and Belgium, increased $0.5 million for the year ending October 31, 2005 and is primarily due to a change in product mix to higher-margined products partially offset by lower volume due to the competitive market situation.

Loss before provision for taxes of the discontinued operations was $54.5 million in fiscal 2005 as compared to a loss of $15.4 million for the same period in the prior year. Included in the loss during fiscal 2005 are impairment charges totaling $48.4 million taken against the assets of the various discontinued operations as follows: $4.0 million related to the French operation, $0.6 million related to the Termofilm operation, $29.0 million related to the assets of the Pacific operations; $13.1 million related to the assets of Belgium; and $1.7 million related to the assets of Bordex. Included in the impairment charges are approximately $4.8 million of accumulated translation losses written-off resulting from the disposition of New Zealand, France and Termofilm and approximately $5.3 million of accumulated translation losses included in our reserve for impairment losses for Belgium and Bordex. However, the accumulated foreign currency translation gains of Australia of approximately $2.4 million have not been reclassed into income in accordance with SFAS No. 52, Foreign Currency Translation, as the sale of the assets and liabilities of Australia did not constitute a substantial liquidation of the investment in Australia due to the Company’s retention of the land and building located in Sydney, Australia.

Loss before provision for taxes of the discontinued operations for the year ended October 31, 2004 of $15.4 million includes the impairment charges and write-off of accumulated translation adjustments of $9.9 million related to our Spanish operations as a result of its liquidation.

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

We ended fiscal 2006 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $192.5 million, compared with $185.2 million at the end of fiscal 2005. During the fiscal year ended October 31, 2006, we:

•       repurchased a total of 850,000 shares of our common stock from Third Point on August 2, 2006 and August 3, 2006 for an aggregate purchase price of $31.3 million, including fees of $0.7 million, utilizing cash on hand coupled with borrowings under the Credit Facility;

•       completed the sale of our Bordex operation in July 2006 for cash proceeds, after payment of selling costs and stay bonuses, of $0.9 million;

•       completed the sale of our Gainesville, Texas facility in June 2006 for cash proceeds of $3.5 million;

•       completed the sale of our land and buildings located in our FIAP location (Italy) and in our Edmonton location (Canada). Total proceeds on the sale of these assets held for sale were approximately $7.9 million, after costs to sell;

•       completed the sale of our Belgium operations in February 2006—there was no cash associated with this transaction;

•       purchased for $11.8 million the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility in February 2006;

•       incurred approximately $36.4 million of capital expenditures during fiscal 2006 related primarily to the buyout in the U.S. of certain machinery under operating leases totaling $4.3 million, the purchase of a warehouse in Waxahachie, Texas for $3.0 million, and the purchase and installation of six new production lines: one new custom line in our Pennsylvania facility that started in January 2006, two new custom lines in our California plant that started in September 2006,, two new custom lines in our Texas plant with one having started in June 2006 and the other in August 2006, and one new cast stretch line in our North Carolina plant that started in March 2006.

Our working capital amounted to $85.5 million at October 31, 2006 compared to $62.3 million at October 31, 2005. The increase in working capital of $23.2 million was primarily due to a $20.9 million increase in inventories.

We believe that our cash and cash equivalents on hand at October 31, 2006, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our credit facility and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At October 31, 2006, we had an aggregate of approximately $125.6 million available under our various worldwide credit facilities.

Cash Flows

The following table summarizes our cash flows from operating, investing, financing and discontinued operating activities for each of the past three fiscal years:

	For the Year Ended October 31,
	2006	2005	2004
	(in thousands)
Total cash provided by (used in):
Operating activities	$58,223	$32,096	$3,910
Investing activities	(35,609)	26,178	(3,441)
Financing activities	(29,952)	(54,287)	6,885
Discontinued operations (net)	1,587	(7,565)	(1,022)
Effect of exchange rate changes on cash	(237)	1,608	758
(Decrease) increase in cash and cash equivalents	$(5,988)	$(1,970)	$7,090

Note: See consolidated statements of cash flows included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Operating Activities

Our cash and cash equivalents were $1.4 million at October 31, 2006, as compared to $7.4 million at October 31, 2005. Net cash provided by operating activities from continuing operations during the fiscal year ended October 31, 2006 was $58.2 million, primarily comprised of income from continuing operations of $38.8 million adjusted for non-cash operating charges totaling $28.5 million. Cash provided by operating activities includes a $6.8 million decrease in accounts receivable resulting primarily from improved collections and a $1.1 million decrease in other assets primarily due to a return of a deposit resulting from the early buy-out of a machinery lease. Cash used in operating activities included a $6.8 million increase in inventories primarily due to an increase in resin purchases in anticipation of resin price increases, a $4.5 million decrease in accounts payable resulting from lower resin costs and utilizing discounts, and a $5.0 million decrease in accrued expenses primarily due to payment of customer rebates and VAT in Italy related to the land and building sale in FIAP. The remaining net changes in other operating assets and liabilities reflect normal operating activity for the period.

Investing Activities

Net cash used in investing activities during the fiscal year ended October 31, 2006 was $35.6 million, resulting primarily from capital expenditures of $36.4 million and the acquisition of the business and certain assets of Mercury Plastics Inc. of $11.8 million, partially offset by proceeds from the sale of our FIAP land and building of approximately $7.1 million, the sale of the land and building in our Edmonton location of $0.8 million, the sale of our Gainesville, Texas facility of $3.5 million, net cash proceeds of $0.9 million from the sale of our Bordex operation and proceeds received from the sale of other machinery and equipment of $0.3 million.

Financing Activities

Net cash used in financing activities during the fiscal year ended October 31, 2006 was $30.0 million, resulting primarily from the repurchase of 850,000 shares of our common stock from Third Point totaling $30.6 million plus expenses of $0.7 million, repayments of foreign borrowings of $4.1 million, and $1.5 million of capital lease principal payments, partially offset by $5.1 million of increased net borrowings under the Credit Facility and approximately $2.1 million proceeds related to the issuance of common stock and exercise of employee stock options.

Discontinued Operations

The net cash provided by our discontinued operations during the fiscal year ended October 31, 2006 of approximately $1.6 million resulted primarily from the receipt by our Spanish operation of $1.4 million during the first quarter of fiscal 2006 related to the sale of its machinery and equipment (approximately $0.3 million had been received in October 2005 as a down-payment). The remaining net changes in other operating assets and liabilities of the discontinued operation reflect the final wind-down activities of our Spanish operation and the net changes in our Belgium and Bordex operations before their disposition.

Sources of Liquidity

Debt

On October 28, 2005, we entered into an amendment (the “Amendment”) to the Loan and Security Agreement with Wachovia Bank N.A (successor to Congress Financial Corporation) as initial lender thereunder and as agent for the lenders thereunder (the “Credit Facility”). The Amendment extended the term of the Credit Facility to November 19, 2010 and increased the maximum borrowing amount under the Credit Facility (defined below) from $100.0 million to $125.0 million. The letters of credit maximum remain at $20.0 million. We can terminate the Credit Facility at any time prior to maturity without prepayment penalty.

We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $6.8 million and $31.7 million, with a weighted average interest rate of 8.1% and 5.7%, during the fiscal year ended October 31, 2006 and 2005, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at October 31, 2006 and 2005 supported a borrowing base of $119.3 million and $120.8 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at both October 31, 2006 and 2005 totaled $0.5 million. Borrowings outstanding under the Credit Facility were $5.1 million and zero at October 31, 2006 and 2005, respectively. Therefore, availability at October 31, 2006 and 2005 under the Credit Facility was $113.7 million and $120.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain secured credit facilities at our foreign subsidiaries with interest rates averaging 4.1% to 7.5% at October 31, 2006. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At October 31, 2006 and October 31, 2005, the aggregate amount outstanding under such facilities was approximately $12.0 million and $15.4 million, respectively. The current portion of these amounts was $9.8 million and $12.1 million at October 31, 2006 and 2005, respectively.

Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Share Repurchases

On August 2, 2006 and August 3, 2006, the Company repurchased 505,000 shares and 345,000 shares of the Company’s common stock, respectively, from Third Point LLC, a Delaware limited liability company (“Third Point”), Daniel S. Loeb, managing member of Third Point, and certain funds advised or managed by Third Point (collectively, “Sellers”). Pursuant to the terms of the Purchase Agreement, Sellers agreed to sell to the Company an aggregate of 850,000 shares of common stock of the Company for an aggregate cash purchase price of $30.6 million in cash (representing a per-share purchase price of $36.00). Cash on hand in the U.S. (approximately $21.0 million) coupled with borrowings under the Credit Facility were used to finance this transaction.

Our board of directors authorized a stock repurchase program under which we may purchase up to $15 million of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. At October 31, 2006, no shares of our common stock have been repurchased pursuant to the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments, as of October 31, 2006, are as follows:

	For the Fiscal Years Ended October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitments
	(in thousands)
2007	$10,145	$13,960	$1,891	$5,151	$31,147
2008	767	13,929	954	3,820	19,470
2009	775	13,899	83	2,420	17,177
2010	783	13,867	15	1,845	16,510
2011	5,741	13,874	—	838	20,453
Thereafter(1)	175,669	20,672	—	2,470	198,811
Total	$193,880	$90,201	$2,943	$16,544	$303,568

(1)   Borrowings include $175.0 million Senior Notes due on March 15, 2013.

In addition to the amounts reflected in the table above:

We have approximately $6.0 million of unfunded pension benefit obligations at October 31, 2006 related to our Canadian and Holland operations. We expect to contribute approximately $1.6 million during fiscal 2007 to fund these defined benefit plans.

Based on recent changes in the law, we will contribute cash to the employees’ 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), effective for the 2006 plan year contributions, instead of shares of our common stock as we had done in prior years. We estimate contributing approximately $1.8 million in cash in February 2007 to the ESOP effective for the 2006 ESOP year contributions.

Other Liquidity Items

Although we have recorded approximately $28.2 million in income tax benefits in discontinued operations during fiscal 2006, the continuing operations will benefit by reduced future taxes payable. Based on our projection of taxable income, we expect to realize the benefits in fiscal 2007.

With regards to the liquidation of the UK operations, the U.S. company has repaid its intercompany loan to the UK operations in the amount of $2.4 million in November 2006. The monies are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan.

The liquidation of FIAP and Spain is expected to be completed during the first quarter of fiscal 2007 with approximately $1.4 million expected to be returned to the U.S. as partial repayment of intercompany loans.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, intangible assets, assets held for sale, assets of discontinued operations, income taxes, retirement benefits, share-based compensation and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of our consolidated financial statements.

•  Revenue recognition, including customer returns, rebates, promotions and other incentive programs;

•  Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, LIFO inventory valuations, litigation accruals and pension obligations;

•  Accounting for income taxes, including estimating the realizability of deferred tax assets and evaluating income tax contingencies;

•  Valuation of stock options and performance units;

•  Impairment of long-lived assets, including goodwill;

•  Estimating the costs to shutdown divested entities and the loss from discontinued operations.

Revenue Recognition.   We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, which generally occurs on the date of shipment, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Concurrently, we record reductions to revenue for customer rebate programs, returns, promotions or other incentive programs that are estimated using historical experience and current economic trends. Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

Allowance for Doubtful Accounts.   Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates of write offs to the average accounts receivable balances over the last 60 months. When it is deemed probable that a customer account is uncollectible, that balance is added to the calculated reserve. Actual results could differ from these estimates under different assumptions and may be affected by changes in general economic conditions.

Inventory Reserves.   Management reviews our physical inventories at each business unit to determine the obsolescence of the products on hand. Our North America operations scrap these inventory items and our international operations establish the appropriate reserves for these items. We maintain our United States inventory on the LIFO method of inventory valuation, except for supplies and printed and converted finished goods. The LIFO inventory is reviewed quarterly for net realizable value and adjusted accordingly.

Litigation Reserves.   Management’s current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and our best estimate of potential loss, if any, or at the mid-point of the range of loss in circumstances where a range of loss can reasonably be estimated. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. At October 31, 2006, we are involved in routine litigation in the normal course of our business and based on facts currently available, we believe such matters will not have a material adverse impact on our results of operations, financial position or liquidity.

Pension Benefit Obligations.   We sponsor defined benefit plans in our Canada and Holland operations. Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. We evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligation by approximately $0.7 million at October 31, 2006. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets.

A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $0.1 million for the year ended October 31, 2006.

Income Taxes.   Management accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

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

Share-Based Compensation.   In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R which requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. We adopted SFAS 123R on November 1, 2005 using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The Company uses the Black Scholes option pricing model to estimate the fair value of options and performance units on the date of grant which require certain estimates by management including the expected forfeitures rate and expected term of the option. Management also makes decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date.

Impairment of Long-lived Assets.   We review our long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an interim impairment review include:

•  Significant underperformance relative to expected historical or projected future operating results;

•  Significant change in the manner of or use of the acquired assets or the strategy of our overall business;

•  Significant negative industry or economic trends;

•  Significant decline in our stock price for a sustained period; and

•  Our market capitalization relative to net book value.

Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined based on discounted cash flows, recent buy offers or appraised values, depending on the nature of the asset. Assets to be disposed of are valued at the lower of the carrying amount or their fair value less disposal costs. Actual realizable values or payments to be made may differ from such estimates, and such differences will be recognized as incurred or as better information is received. Our estimate as to fair value is regularly reviewed and subject to change as new information is made available.

As required by SFAS No. 142, “Goodwill and Other Intangibles”, we perform an annual assessment as to whether there was an indication that goodwill is impaired. We performed our annual impairment analysis under SFAS No. 142 on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. Our policy is that impairment of goodwill will have occurred if the market capitalization of our company were to remain below book value for a period of more than six months. If we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. In the second test, the fair value of our company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. We concluded that goodwill was not impaired at September 30, 2006. We plan to perform our impairment test at September 30 in each fiscal year. We also review our financial position quarterly for other triggering events as described in SFAS No. 142.

Discontinued operations.   We present the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, we evaluate the operation to determine whether or not the carrying value exceeds its fair value less costs to sell. We record any loss resulting from carrying value exceeding fair value less cost to sell and we record the loss in the period the operation meets held for sale accounting. Our judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the fair value could result in an increase or decrease to previously recognized losses.

New Accounting Pronouncements

New Accounting Pronouncements Adopted During Fiscal 2006

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” ( “FIN 47”), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were effective for us for our fiscal year ending October 31, 2006. Adoption of FIN 47 had no impact on our consolidated financial statements.

On November 1, 2005, the start of the first quarter of fiscal 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that are outstanding as of November 1, 2005 is recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimate of fair value. Results for prior periods have not been restated. Prior to November 1, 2005, we accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all stock options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, we had elected to continue to apply the intrinsic-value-based method of APB No. 25, described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure.” The effect of the adoption is discussed in Note 7.

New Accounting Pronouncements to be Adopted

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for our fiscal year ending October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for our fiscal year ending October 31, 2009. While the funded status of our defined benefit plans is disclosed in Note 8 of our consolidated financial statements, we have not determined the income tax and foreign currency effects, if any, the adoption of SFAS 158 will have on our financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for our fiscal year ending October 31, 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the effect that SAB 108 will have on our financial results.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us for our fiscal year beginning November 1, 2008. The Company is evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for us for our fiscal year beginning November 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to our financial reports for the interim reporting period beginning February 1, 2007. We are currently evaluating the impact EITF 06-3 will have on the presentation of our consolidated statements of operations.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2006, the carrying value of our company’s total debt was $193.9 million of which approximately $179.4 million was fixed rate debt. As of October 31, 2006, the estimated fair value of our fixed rate debt was approximately $183.8 million.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and accompanying schedule and related report of our independent registered public accounting firm are set forth in Item 15 and are incorporated by reference herein.

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets as of October 31, 2006 and 2005
Consolidated Statements of Operations for the years ended October 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended October 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2006, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of October 31, 2006 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Certifying Officers, recognizes that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2006.

Our independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting, as stated in its report below.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors
AEP Industries Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that AEP Industries Inc. maintained effective internal control over financial reporting as of October 31, 2006 based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that AEP Industries Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2006, and our report dated January 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
January 16, 2007

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is set forth in (a) “Item 1. Business—Executive Officers of the Registrant” in Part I hereof and (b) “Election of Directors (Proposal No. 1),” “Certain Relationships and Related Party Transactions—Family Relationships between Directors and Executive Officers,” the portion of the disclosure regarding the audit committee in “The Board and Board Committees—Committees of the Board of Directors,” the portion of the disclosure regarding our Code of Conduct in “The Board and Board Committees—Corporate Governance,” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with respect to the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this item is set forth in “The Board and Board Committees—Director Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Stock Performance Graph” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by this item is set forth in “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

The following table sets forth certain information as of October 31, 2006 concerning our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	559,685	(1)	$16.90	(2)	1,035,940	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	559,685		$16.90		1,035,940

(1)   Consists of: (a) 377,752 outstanding options for our common stock under our 1995 Stock Option Plan, (b) 18,600 outstanding options for our common stock under the 2005 Stock Option Plan, and (c) 163,333 performance units under our 2005 Stock Option Plan; for each performance unit, employees have the option to receive one share of our common stock or the equivalent cash value or a combination of both (table assumes satisfaction of EBITDA performance measures and election by all employees to receive common stock).

(2)   Excludes performance units, which have no exercise price.

(3)   Consists of (a) 817,267 shares of common stock that may be issued pursuant to stock options, performance units and other equity awards under our Stock Option Plan, and (b) 218,673 shares for purchase under our 2005 Employee Stock Purchase Plan. No additional options may be issued under the 1995 Stock Option Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in “Certain Relationships and Related Party Transactions—Related Party Transactions and Other Relationships” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in “Other Audit Committee Matters” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 7 to the consolidated financial statements, on November 1, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AEP Industries Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
January 16, 2007

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2006 AND 2005
(in thousands, except share and per share amounts)

	October 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,392	$7,380
Accounts receivable, less allowance for doubtful accounts of $3,496 and $4,025 in 2006 and 2005, respectively	76,660	83,004
Inventories, net	70,540	49,617
Deferred income taxes	15,300	2,328
Other current assets	4,870	5,619
Assets held for sale	—	6,322
Assets of discontinued operations	2,038	19,270
Total current assets	170,800	173,540
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	139,183	112,668
GOODWILL	16,209	16,888
DEFERRED INCOME TAXES	3,343	—
OTHER ASSETS	6,545	8,227
Total assets	$336,080	$311,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$10,145	$12,480
Accounts payable	43,800	48,246
Accrued expenses	27,818	30,237
Liabilities of discontinued operations	3,501	20,226
Total current liabilities	85,264	111,189
LONG-TERM DEBT	183,735	180,096
DEFERRED TAX LIABILITY	2,050	6,374
OTHER LONG-TERM LIABILITIES	7,438	7,469
Total liabilities	278,487	305,128
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 30,000,000 shares authorized; 10,767,776 and 10,653,524 shares issued in 2006 and 2005, respectively	108	107
Additional paid-in-capital	101,663	98,340
Treasury stock at cost, 2,881,648 and 2,100,896 shares in 2006 and 2005, respectively	(76,386)	(46,666)
Retained earnings (accumulated deficit)	22,518	(40,411)
Accumulated other comprehensive income (loss)	9,690	(5,175)
Total shareholders’ equity	57,593	6,195
Total liabilities and shareholders’ equity	$336,080	$311,323

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004
(in thousands, except per share data)

	2006	2005	2004
NET SALES	$ 802,109	$ 732,724	$ 608,222
COST OF SALES	640,397	598,791	491,342
Gross profit	161,712	133,933	116,880
OPERATING EXPENSES:
Delivery	35,950	33,090	31,805
Selling	32,291	31,295	30,630
General and administrative	24,093	24,215	18,127
Total operating expenses	92,334	88,600	80,562
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property and equipment, net	1,341	227	(24)
Operating income from continuing operations	70,719	45,560	36,294
OTHER INCOME (EXPENSE):
Interest expense	(16,541)	(28,519)	(23,594)
Other, net	(6,979)	1,249	(433)
Income from continuing operations before provision for income taxes	47,199	18,290	12,267
PROVISION FOR INCOME TAXES	8,432	15,269	6,872
Income from continuing operations	38,767	3,021	5,395
DISCONTINUED OPERATIONS:
Pre-tax loss from discontinued operations	(4,707)	(54,507)	(15,441)
Gain from disposition	653	1,634	—
Income tax (benefit) provision	(28,216)	770	8,487
Income (loss) from discontinued operations	24,162	(53,643)	(23,928)
Net income (loss)	$ 62,929	$(50,622)	$(18,533)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$ 4.60	$ 0.36	$ 0.65
Income (loss) from discontinued operations	$ 2.87	$ (6.31)	$ (2.87)
Net income (loss) per common share	$ 7.46	$ (5.95)	$ (2.23)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$ 4.53	$ 0.35	$ 0.65
Income (loss) from discontinued operations	$ 2.82	$ (6.22)	$ (2.86)
Net income (loss) per common share	$ 7.35	$ (5.87)	$ (2.22)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004
(in thousands)

						Accumulated
						Other	(Accumulated
					Additional	Comprehensive	Deficit)/	Comprehensive
	Common Stock		Treasury Stock		Paid-in-	Income	Retained	Income
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	(Loss)
BALANCES AT OCTOBER 31, 2003	10,518	$105	2,341	$(52,006)	$99,085	$(25,598)	$28,744
Issuance of common stock pursuant to stock purchase plan	74	1			521
ESOP contribution			(154)	3,421	(1,707)
Net loss							(18,533)	$(18,533)
Translation adjustments						7,976		7,976
Unrealized gain on cash flow hedges						21		21
Pension plan minimum liability, net of taxes						728		728
Translation adjustment reversal						4,601		4,601
Comprehensive loss								$(5,207)
BALANCES AT OCTOBER 31, 2004	10,592	$106	2,187	$(48,585)	$97,899	$(12,272)	$10,211
Issuance of common stock pursuant to stock purchase plan	52	1			537
Issuance of common stock upon exercise of stock options	10				93
Tax benefit from stock option exercises					20
ESOP contribution			(86)	1,919	(209)
Net loss							(50,622)	$(50,622)
Translation adjustments						2,416		2,416
Realized gain on cash flow hedges						70		70
Pension plan minimum liability, net of taxes						(210)		(210)
Translation adjustment reversal						4,821		4,821
Comprehensive loss								$(43,525)
BALANCES AT OCTOBER 31, 2005	10,654	$107	2,101	$(46,666)	$98,340	$(5,175)	$(40,411)
Issuance of common stock pursuant to stock purchase plan	31				557
Issuance of common stock upon exercise of stock options	83	1			1,564
Share-based compensation					980
ESOP contribution			(69)	1,538	222
Buyback of common stock			850	(31,258)
Net income							62,929	$62,929
Translation adjustments						1,677		1,677
Pension plan minimum liability, net of taxes						236		236
Translation adjustment reversals						12,952		12,952
Comprehensive income								$77,794
BALANCES AT OCTOBER 31, 2006	10,768	$108	2,882	$(76,386)	$101,663	$9,690	$22,518

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004
(in thousands)

	2006	2005	2004
		(Revised)	(Revised)
		(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,929	$(50,622)	$(18,533)
Income (loss) from discontinued operations	24,162	(53,643)	(23,928)
Income from continuing operations	38,767	3,021	5,395
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	17,346	19,427	20,244
Write-off of FIAP accumulated foreign currency translation losses.	7,986	—	—
Change in LIFO reserve	(11,636)	12,408	6,811
Gain on sale of assets held for sale	(1,442)	—	—
Employee stock ownership plan expense	1,874	1,816	1,815
Amortization of debt fees and unamortized discount	845	1,398	1,298
Provision for losses on accounts receivable and inventories	602	1,166	(844)
Change in deferred income taxes	9,938	11,192	6,299
Write-off of senior subordinated notes issuance costs and discount	—	2,993	—
Premium on purchase of senior subordinated notes	—	4,189	—
Share-based compensation	2,740	—	—
Other	226	86	(400)
Changes in operating assets and liabilities net of effects of Mercury Plastics acquisition in fiscal 2006:
Decrease (increase) in accounts receivable	6,794	(12,015)	(4,344)
Increase in inventories	(6,817)	(9,551)	(12,693)
(Increase) decrease in other current assets	(731)	(1,436)	373
Decrease in other assets	1,069	1,320	2,297
Decrease in accounts payable	(4,467)	(970)	(18,475)
Decrease in accrued expenses	(4,960)	(1,609)	(2,957)
Increase (decrease) in other long-term liabilities	89	(1,339)	(909)
Net cash provided by operating activities	58,223	32,096	3,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,358)	(13,103)	(8,156)
Acquisition of Mercury Plastics	(11,799)	—	—
Net proceeds from dispositions of property, plant and equipment	290	268	43
Proceeds from sale of assets held for sale	11,366	1,151
Net proceeds from sale of subsidiaries	892	37,862	4,672
Net cash (used in) provided by investing activities	(35,609)	26,178	(3,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Buyback of common stock	(31,258)	—	—
Net borrowings (repayments) of credit facility	5,089	(22,136)	5,385
Repayments of Pennsylvania Industrial Loans	(369)	(362)	(355)
Purchase of 9.875% senior subordinated notes	—	(204,189)	—
Proceeds from issuance of 7.875% 2013 senior notes	—	175,000	—
Net (payments) proceeds of current foreign debt agreements	(2,924)	3,743	3,404
Proceeds of long-term foreign debt agreements	—	821	—
Repayments of long-term foreign bank debt	(1,206)	(384)	(1,312)
Fees paid and capitalized related to issuance of 2013 notes and amended credit facility	—	(5,857)	—
Proceeds from exercise of stock options	1,565	93	—
Principal payments on capital lease obligations	(1,483)	(1,352)	(759)
Proceeds from issuance of common stock	557	538	522
Other	77	(202)	—
Net cash (used in) provided by financing activities	(29,952)	(54,287)	6,885
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities	(2,131)	12,657	5,232
Net cash provided by (used in) investing activities	1,467	35,497	(7,124)
Net cash provided by (used in) financing activities	2,181	(55,026)	2,878
Effects of exchange rate changes on cash in discontinued operations	70	(693)	(2,008)
Net cash provided by (used in) discontinued operations	1,587	(7,565)	(1,022)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(237)	1,608	758
Net (decrease) increase in cash	(5,988)	(1,970)	7,090
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,380	9,350	2,260
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,392	$7,380	$9,350
SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment financed through capital lease obligation	$367	$2,470	$—
Collections of trade receivables related to Pacific operations are offset against cash received from buyer	$77	$22,829	$—

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

(2)   SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year:

The Company’s fiscal year-end is October 31.

Principles of Consolidation:

The consolidated financial statements include the accounts of all subsidiaries. All intercompany transactions have been eliminated.

Revenue Recognition:

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, which is generally on the date of shipment, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Concurrently, the Company records reductions to revenue for estimated returns and customer rebates, promotions or other incentive programs and are estimated using, historical experience and current economic trends. Material difference may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

Cost of Sales:

The most significant components of cost of sales are materials, including packaging, fixed manufacturing costs, labor, depreciation, inbound freight charges, including intercompany transfer freight charges, utility costs used in the manufacturing process, any inventory adjustments, including LIFO adjustments, purchasing and receiving costs, research and development costs, quality control costs, and warehousing costs.

Delivery:

Delivery costs represent all costs incurred by the Company for shipping and handling of its products to the customer, including transportation costs paid to third party shippers.

Selling, General & Administrative:

Selling and general and administrative expenses consist primarily of personnel costs (including salaries, bonuses, commissions and employee benefits), facilities and equipment costs and other support costs including utilities, insurance and professional fees.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, pension obligations, income taxes, share-based compensation, impairment of long-lived assets, including goodwill, and costs associated with the shutdown of divested entities and sale of discontinued operations. See Notes 18, 19 and 20 for discussion on the Company’s estimates made related to the shut down of its Italian operations, realizability of assets held for sale, and discontinuance of certain foreign operations, respectively.

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

Leases:

The Company operates certain warehousing facilities, office buildings and machinery and equipment under operating leases with terms greater than one year and with minimum lease payments associated with these agreements. Rent expense is recognized on a straight-line basis over the expected lease term. Within the provisions of certain leases, there are predetermined fixed escalations of the minimum rental payments over the base lease term (none of the leases contain renewal periods, lease concessions, including capital improvement funding, or contingent rental clauses). The effects of the escalations have been reflected in rent expense on a straight-line basis over the lease term, and the difference between the recognized rental expense and the amounts payable under the lease is recorded as deferred lease payments. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.

Impairment Charges:

Property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds it estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The asset and liabilities of a disposed group, classified as held for sale, are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. See Notes 19 and 20 for additional information on impairment charges incurred in fiscal 2006, 2005 and 2004.

Discontinued Operations:

The Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less costs to sell. Any loss resulting from carrying value exceeding fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the fair value could result in an increase or decrease to previously recognized losses.

Pension Plans:

The Company records annual amounts relating to its pension plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return and compensation increases. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The effect of modifications is generally recorded or amortized over future periods. The Company believes that the assumptions used in recording its pension obligations are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

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

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs in continuing operations was approximately $1.2 million, $1.4 million and $1.3 million during fiscal 2006, 2005 and 2004, respectively.

Income Taxes:

Income taxes are accounted for using the asset and liability method. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established where expected future taxable income, the reversal of deferred tax liabilities and development of tax strategies does not support the realization of the deferred tax assets.

The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. The Company’s policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a period of more than six months. If the Company determines an impairment has occurred, it will perform a second test to determine the amount of the impairment loss. In the second test, the fair value of the Company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. The Company’s annual impairment test performed on September 30, 2006, 2005 and 2004 did not result in an impairment.

Fair Value of Financial Instruments:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements equal or approximate their fair values because of the short-term maturity of those instruments. The fair value of the Company’s debt is discussed in Note 6.

Concentration of Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

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

The Company has three collective bargaining agreements in North America representing approximately 19% of its workforce. In addition, the Company has collective bargaining agreements in the Netherlands, covering substantially all of the hourly employees.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Year Ended October 31,
	2006	2005	2004
Weighted average common shares outstanding:
Basic	8,433,385	8,501,907	8,329,130
Effect of dilutive securities:
Options to purchase common stock	123,563	116,456	28,560
Diluted	8,556,948	8,618,363	8,357,690

At October 31, 2006, 2005 and 2004, the Company had 18,000, 152,860 and 229,305 stock options outstanding, respectively, that could potentially dilute basic earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s stock price.

Comprehensive Income:

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income includes the cumulative foreign currency translation adjustments, additional minimum pension plan liability and adjustments resulting from cash flow hedging contracts, net of their income tax effects where applicable.

New Accounting Pronouncements Adopted during Fiscal 2006:

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” ( “FIN 47”), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were effective for the Company for its fiscal year ending October 31, 2006. Adoption of FIN 47 had no impact on the consolidated financial statements.

On November 1, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that are outstanding as of November 1, 2005 is recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimate of fair value. Results for prior periods have not been restated. Prior to November 1, 2005, the Company accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all stock options had an exercise price equal to the market value of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company had elected to continue to apply the intrinsic-value-based method of APB No. 25, described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure.” See Note 7 for the effects of adopting SFAS 123R.

New Accounting Pronouncements to be Adopted:

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s fiscal year ending October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for our fiscal year ending October 31, 2009. While the funded status of our defined benefit plans is disclosed in Note 8, the Company has not determined the income tax and foreign currency effects, if any, the adoption of SFAS 158 will have on its financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for our fiscal year ending October 31, 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the effect of adopting SAB 108 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for the Company for its fiscal year beginning November 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to

APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to the Company’s financial reports for the interim reporting period beginning February 1, 2007. The Company is currently evaluating the impact EITF 06-3 will have on the presentation of its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150.” SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for the Company for the fiscal year beginning November 1, 2006. The adoption of SFAS No. 155 is not expected to have an impact on the Company’s consolidated financial statements.

Reclassifications:

Certain prior year amounts related to the discontinued operations of the Company’s UK operations (see Note 20) have been reclassified in order to conform to the 2006 presentation.

For the fiscal years ended October 31, 2005 and 2004, the Company has revised the consolidated statements of cash flows to reconcile net income (loss) to net cash provided by operating activities. For the year ended October 31, 2005 and 2004, the Company had previously reconciled net income (loss) from continuing operations to net cash provided by operating activities. This revision had no effect on net cash provided by operating activities.

(3)   INVENTORIES:

Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for U.S. supplies and printed and converted finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	October 31,
	2006	2005
	(in thousands)
Raw materials	$27,229	$16,005
Finished goods	41,401	31,945
Supplies	2,501	2,169
	71,131	50,119
Less: Inventory reserves	591	502
Inventories, net	$70,540	$49,617

The last-in, first-out (LIFO) method was used for determining the cost of approximately 74% and 71% of total inventories at October 31, 2006 and 2005, respectively. Inventories would have been increased by $10.3 million and $21.9 million at October 31, 2006 and 2005, respectively, if the FIFO method had been used exclusively. During fiscal 2006, 2005 and 2004, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $0, $2.2 million and $0.1 million, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(4)   PROPERTY, PLANT AND EQUIPMENT:

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2006	2005	Estimated Useful Lives
	(in thousands)
Land	$10,421	$10,201
Buildings	63,481	63,515	15 to 31.5 years
Machinery and equipment	302,870	252,058	3 to 16 years
Furniture and fixtures	9,194	8,900	9 years
Leasehold improvements	2,199	2,174	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	323	319	3 years
Construction in progress	1,152	7,596
	389,640	344,763
Less: Accumulated depreciation and amortization	250,457	232,095
Property, plant and equipment, net	$139,183	$112,668

Maintenance and repairs expense was approximately $10.2 million, $9.7 million, and $9.6 million, for the years ended October 31, 2006, 2005 and 2004, respectively.

(5)   ACCRUED EXPENSES:

At October 31, 2006 and 2005, accrued expenses consist of the following:

	October 31,
	2006	2005
	(in thousands)
Payroll and employee related	$11,688	$9,235
Interest	1,923	1,915
Customer rebates	3,259	6,147
Accrued professional fees	1,107	1,618
Taxes (other than income)	2,349	2,437
Deposit on FIAP land and building	—	1,439
Income taxes payable	492	453
Current portion of capital leases	1,759	1,375
Subsidiary shutdown costs	128	344
Accrual for performance units	782	—
Other	4,331	5,274
Accrued expenses	$27,818	$30,237

(6)   DEBT:

A summary of the components of debt is as follows:

	October 31,
	2006	2005
	(in thousands)
Credit facility(a)	$5,089	$—
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	1,822	2,191
Foreign bank borrowings(d)	11,969	15,385
Total debt	193,880	192,576
Less: current portion	10,145	12,480
Long-term debt	$183,735	$180,096

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

Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR Rate borrowings up to nine months. Prior to the Amendment and applicable to amounts outstanding for the twelve months ended October 31, 2005, interest rates were based upon Excess Availability and certain leverage ratios, at a margin of the prime rate plus 0.25% to 1.00% for overnight borrowings and LIBOR plus 2.25% to 3.00% for LIBOR Rate borrowings up to six months.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $6.8 million and $31.7 million, with a weighted average interest rate of 8.1% and 5.7%, during fiscal 2006 and 2005, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at October 31, 2006 and 2005 supported a borrowing base of $119.3 million and $120.8 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at both October 31, 2006 and 2005 totaled $0.5 million. Borrowings outstanding under the Credit Facility were $5.1 million and zero at October 31, 2006 and 2005, respectively. Therefore, availability at October 31, 2006 and 2005 under the Credit Facility was $113.7 million and $120.3 million, respectively.

The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately of $212.4 million and $172.7 million at October 31, 2006 and 2005, respectively.

If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the Credit Facility is classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $88.9 million to $124.5 million during fiscal 2006 and from $33.3 million to $120.3 million during fiscal 2005.

The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company’s leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During fiscal 2006, 2005 and 2004, the Company paid unused borrowing fees of approximately $0.4 million, $0.2 million and $0.3 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Amendment is less than $20.0 million, a minimum EBITDA covenant becomes applicable and the Company also becomes subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at October 31, 2006 and 2005.

On July 31, 2006, in connection with the repurchase of 850,000 of the Company’s stock as discussed in Note 7, the Company entered into an amendment under the Credit Facility that, among other things, increased the Company’s “basket” for dividends, stock repurchases and certain redemptions and repayments of indebtedness to $75 million from $50 million for the Company’s fiscal year ending October 31, 2006.

(b)          7.875% Senior Notes due 2013

On March 18, 2005, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at October 31, 2006 and 2005.

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

During fiscal 2005, approximately $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees will be amortized on a straight line basis over eight years, the term of the 2013 Notes. During fiscal 2006 and 2005, approximately $0.7 million and $0.4 million, respectively, had been amortized into interest expense related to these fees in the consolidated statements of operations.

Also on March 18, 2005, the Company completed its tender offer and consent solicitation related to $166.9 million of its $200 million 9.875% Senior Subordinated Notes due November 15, 2007 (“2007 Notes”). Under the tender offer (the “Offer), the Company accepted all validly tendered 2007 Notes for payment under the Offer and, accordingly paid approximately $166.9 million to the 2007 Note holders plus a $3.6 million cash premium. Additionally, $5.6 million of accrued interest was paid to the 2007 Note holders.

On May 17, 2005, the Company completed its call redemption of the remaining $33.1 million aggregate principal amount of 2007 Notes. It paid approximately $33.1 million to the 2007 Note holders plus a $0.6 million cash premium to purchase the remaining $33.1 million 2007 Notes. Additionally, it paid $1.7 million of accrued interest to the 2007 Note holders.

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

(c)           Pennsylvania Industrial Loans

The Company put in place certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995 of which the following are outstanding at October 31, 2006 and 2005:

$2,000,000 fifteen year fixed rate 2% loan due on July 1, 2011, of which $0.7 million and $0.8 million was outstanding at October 31, 2006 and 2005, respectively;

$3,300,000 fifteen year fixed rate 2% loan due on July 1, 2011, of which $1.1 million and $1.4 million was outstanding at October 31, 2006 and 2005, respectively.

These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which has a net carrying value of $10.4 million at October 31, 2006.

The Company has repaid $0.4 million of these borrowings during each of fiscal 2006 and 2005.

(d)          Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains secured credit facilities at its foreign subsidiaries with interest rates averaging 4.1% to 7.5% at October 31, 2006. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At October 31, 2006 and 2005, the aggregate amount outstanding under such facilities, and included within the foreign bank borrowings amount, was approximately $12.0 million and $15.4 million, respectively. The current portion of these amounts was $9.8 million and $12.1 million at October 31, 2006 and 2005, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at October 31, 2006 and 2005 was $44.2 million and $43.2 million, respectively. There was $11.9 million and $9.2 million of additional availability under these facilities at October 31, 2006 and 2005, respectively. The Company guarantees certain debt of its foreign subsidiaries through corporate guarantees aggregating approximately $0.9 million and $3.4 million at October 31, 2006 and 2005, respectively. The Company also guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling approximately $11.5 million and $11.3 million at October 31, 2006 and 2005, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2007	$10,145
2008	767
2009	775
2010	783
2011	5,741
Thereafter	175,669
$193,880

Cash paid for interest during fiscal 2006, 2005 and 2004 was approximately $15.7 million, $28.1 million, and $24.1 million, respectively, including interest paid by the discontinued operations of $0.1 million, $1.1 million and $2.0 million, respectively.

The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with similar terms and the same remaining maturities. The fair value of the 2013 Notes at October 31, 2006 and 2005 was $179.4 million and $166.3 million, respectively. The Company believes that the stated values of the Company’s remaining fixed-rate debt instruments approximate their estimated fair values and total $4.4 million and $4.9 million at October 31, 2006 and 2005, respectively.

(7)   SHAREHOLDERS’ EQUITY:

Share-Based Compensation

On November 1, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values (see Note 2 for “New Accounting Standards Adopted”).

The aggregate share-based compensation expense recorded in the consolidated statements of operations for the year ended October 31, 2006 under SFAS 123R was $2,740,000. The Company’s income from continuing operations before provision for income taxes and income from continuing operations (and net income) for the year ended October 31, 2006 was $2,740,000 and $1,884,000 lower than if the Company had continued to account for share-based compensation under APB No. 25. Basic EPS for the year ended October 31, 2006 would have been $7.69 per share if the Company had not adopted SFAS 123R, compared to reported basic EPS of $7.46 per share. Diluted EPS for the year ended October 31, 2006 would have been $7.57 per share if the Company had not adopted SFAS 123R, compared to reported diluted EPS of $7.35 per share.

As of October 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1.3 million and is expected to be recognized over a weighted-average amortization period of 1.92 years. No compensation cost related to stock options or performance units was capitalized in inventory or any other assets for the year ended October 31, 2006.

The following table illustrates the effect on net income (loss) and net income (loss) per common share for the fiscal years ended October 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions for share-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses:

	For the Year Ended
	October 31,
	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(50,622)	$(18,533)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Total stock-based employee compensation cost, net of taxes, determined under the fair value based method for all awards	(559)	(621)
Pro forma net loss	$(51,181)	$(19,154)
Loss per common share:
Basic net loss per common share, as reported	$(5.95)	$(2.23)
Basic net loss per common share, pro forma	$(6.02)	$(2.30)
Diluted net loss per common share, as reported	$(5.87)	$(2.22)
Diluted net loss per common share, pro forma	$(5.94)	$(2.29)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those stock options (excess tax benefits) to be classified as financing cash flows. For the year ended October 31, 2006, there was no excess tax benefit recognized resulting from share-based compensation cost because the Company was not in a taxable income position in fiscal 2006.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” that provides an elective alternative transition method to paragraph 81 of SFAS 123R of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “hypothetical APIC Pool”). The Company has elected to use the alternative short-cut method to compute the hypothetical APIC pool, as permitted by FSP 123R-3.

The fair value of options granted is estimated on the date of grant using a Black-Scholes options pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors stock option exercise and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of stock options represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option. The weighted-average assumptions used to estimate the fair value of the stock options granted during the year ended October 31, 2006, 2005 and 2004 were as follows:

	For the Year Ended
	October 31,
	2006	2005	2004
Expected volatility	61.59%	63.58%	67.37%
Expected lives (years)	7.5	7.5	7.5
Risk-free interest rates	4.90%	4.39%	4.24%
Dividend rate	0%	0%	0%
Weighted average fair value per option at date of grant	$22.73	$13.20	$6.62

At October 31, 2006, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and employee stock purchase plans.

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options (“ISOs”) which may be exercised over a period of ten years and the issuance of Stock Appreciation Rights (“SARs”), non-vested stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 1,000 stock options at the time of the annual meeting of shareholders. On April 11, 2006 and effective for the annual meeting of shareholders held on that date, the Board of Directors approved an increase of stock option grants to non-employee directors from 1,000 stock options to 2,000 stock options per year. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options has been made from new shares.

Stock Options

The following table summarizes the Company’s stock option plans as of October 31, 2006, and changes during the twelve months ended October 31, 2006:

							Weighted
					Weighted		Average
					Average		Remaining	Aggregate
	1985	1995	2005	Total	Exercise	Option	Contractual	Intrinsic
	Option	Option	Option	Number	Price per	Price Per	Term	Value
	Plan	Plan	Plan	Of Options	Option	Share	(years)	$(000)
Outstanding at October 31, 2003 (144,805 options exercisable)	54,545	177,160	—	231,705	$29.28	$6.90-51.00
Granted	—	358,362	—	358,362	$9.49	$9.30-11.74
Exercised	—	—	—	—	$—	—
Forfeited / Cancelled	(12,500)	(15,455)	—	(27,955)	$16.46	$8.70-51.00
Outstanding at October 31, 2004 (153,361 options exercisable)	42,045	520,067	—	562,112	$17.30	$6.90-51.00
Granted	—	—	9,000	9,000	$19.49	$19.33-19.83
Exercised	—	(10,091)	—	(10,091)	$9.18	$6.90-9.30
Forfeited / Cancelled	(42,045)	(35,141)	—	(77,186)	$17.22	$8.70-51.00
Options outstanding at October 31, 2005 (187,475 options exercisable)	—	474,835	9,000	483,835	$17.30	$6.90-51.00
Granted		—	12,000	12,000	$33.84	$33.84
Exercised		(90,267)	(800)	(91,067)	$21.28	$6.90-38.75
Forfeited/cancelled		(6,816)	(1,600)	(8,416)	$16.61	$9.30-31.00
Options outstanding at October 31, 2006		377,752	18,600	396,352	$16.90	$6.90-51.00	6.59	$14,180
Vested and expected to vest at October 31, 2006		365,506	17,544	383,050	$17.04		6.57	$13,650
Exercisable at October 31, 2006		173,657	1,000	174,657	$22.30		5.82	$5,306

The table below presents information related to stock option activity for the years ended October 31, 2006, 2005 and 2004:

	For the Year Ended October 31,
	2006	2005	2004
	(in thousands)
Total intrinsic value of stock options exercised	$1,653	$102	$—
Total fair value of stock options vested	$799	$853	$456

Non-vested Stock Options

A summary of the Company’s non-vested stock options at October 31, 2006 and changes during the year ended October 31, 2006, are presented below:

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at October 31, 2005	299,109	$8.34
Granted	12,000	$22.73
Vested	(83,298)	$9.59
Forfeited	(6,116)	$8.47
Non-vested at October 31, 2006	221,695	$8.64

Performance Units

On May 5, 2006, the Board of Directors of the Company approved the grant of Performance Units (“Units”) under the AEP Industries Inc. 2005 Option Plan to four executive officers and other employees of the Company, and on June 14, 2006, it approved similar grants to one executive officer and other employees of the Company. For each Unit, upon vesting and the satisfaction of any required withholding obligation, the employee has the option to receive one share of the Company’s common stock or the equivalent cash value or combination of both. The number of shares of common stock delivered as payment will reduce the number of shares available for issuance under the 2005 Option Plan. The vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates.

The Units are subject to forfeiture based on an EBITDA performance goal. At October 31, 2006, 100% of the EBITDA target had been met.

Due to the cash settlement feature, the Units are liability classified and are recognized at fair value, depending on the percentage of requisite service rendered at the reporting date, and are remeasured at each balance sheet date to market value of the Company’s common stock at that reporting date.

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

Total share-based compensation expense related to the Units was approximately $1.8 million for the year ended October 31, 2006.

The following table summarizes the Units as of October 31, 2006, and changes during the year ended October 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	2005	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	Plan	Price	(years)	$(000)
Units outstanding at October 31, 2005	—	—
Units granted	164,333	$0.00
Units exercised	—
Units forfeited or cancelled	1,000
Units outstanding at October 31, 2006	163,333	$0.00	2.6	$8,604
Vested and expected to vest at October 31, 2006	159,133		2.5	$8,383
Exercisable at October 31, 2006	—

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company’s 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the year ended October 31, 2006, 31,327 shares were purchased by employees pursuant to the 2005 Purchase Plan. During the year ended October 31, 2005, 51,308 shares were purchased by employees pursuant to the 1995 Purchase Plan.

Treasury Shares

During 2006, 2005 and 2004 the Company issued 69,248, 86,379 and 154,036 shares, respectively, from treasury to fund the Company’s 401(k) Savings and Employee Stock Ownership Plan contribution. See Note 8 for further discussion of plan.

On August 2, 2006 and August 3, 2006, the Company repurchased 505,000 and 345,000 shares of the Company’s common stock, respectively, from Third Point LLC, a Delaware limited liability company (“Third Point”), Daniel S. Loeb, managing member of Third Point, and certain funds advised or managed by Third Point (collectively, “Sellers”). Pursuant to the terms of the Purchase Agreement, Sellers agreed to sell to the Company an aggregate of 850,000 shares of common stock of the Company for an aggregate cash purchase price of $30.6 million in cash (representing a per-share purchase price of $36.00) plus expenses of approximately $0.7 million. At the time of the repurchase, the beneficial ownership of the Sellers was reduced from approximately 23% to approximately 15%. Under the Purchase Agreement, the Sellers also agreed, for a period of two years from the second closing date, among other things, not to directly or indirectly acquire any voting securities of the Company, engage in any proxy solicitations with respect to the Company, seek to control the Company or influence its policies or assist or encourage others to take any of the foregoing actions. Also under the Purchase Agreement, the Sellers requested that the Company file a registration statement with respect to the Sellers’ remaining shares, which was filed with the Securities and Exchange Commission and became effective on October 11, 2006.

In connection with the repurchase transactions, the Company also entered into a Termination and Amendment Agreement, dated as of August 2, 2006 (the “Termination and Amendment Agreement”), by and among the Company, the Sellers, Mr. Bradley Louis Radoff and Mr. Barba, the Company’s Chairman, President and Chief Executive Officer, which terminates the right of Sellers under the Third Point Agreement to designate up to two persons to be appointed and elected to the Board of Directors of the Company.

On August 1, 2006, the Company’s board of directors authorized a stock repurchase program under which the Company may purchase up to $15.0 million of its common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. Through October 31, 2006, no shares of the Company’s common stock have been repurchased pursuant to the program.

Preferred Shares

The Company’s Board of Directors may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(8)   PENSIONS AND RETIREMENT SAVINGS PLAN:

The Company sponsors various retirement plans for most full-time employees. Total expense for these plans for 2006, 2005 and 2004 was $3.5 million, $3.0 million and $3.4 million, respectively. The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its Holland and Canada locations.

Employees of the Company in the United States who have completed one year of service and are over the age of 21 (with the exception of those employees covered by a collective bargaining agreement at its California facility) may participate in a 401(k) Savings and Employee Stock Ownership Plan (the “Plan”). The Plan is required to be primarily invested in the common stock of the Company. The Company used shares held in treasury for contributions to the Plan. Based on recent changes in the law, the Company will contribute cash to the Plan effective for the 2006 plan year in fiscal 2007, instead of shares of the Company’s common stock as had been done in prior years.

Effective January 1, 2001, the Company began contributing annually shares equal to 1% of a participant’s compensation for the Plan year and matched 100% of the first 3% and 50% of the following 2% of each participant’s 401(k) contribution with a maximum of 5% of the participant’s annual compensation. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company’s common stock is valued at the first ten business days of the month of February following the close of each Plan year. In 2006, 2005, and 2004, 69,248, 86,379, and 154,036 shares of Treasury Stock, respectively, were contributed. The Company has expensed approximately $1.9 million, $1.8 million and $1.8 million in 2006, 2005 and 2004, respectively, for the contributions under the Plan.

Effective January 1, 2007, the Plan was amended to permit participants 55 and over with three or more years of service to diversify up to 100 percent of the company’s contributions previously allocated to the Company’s stock to a variety of funds. Participants under the age of 55 with three or more years of service are permitted to diversify 33%, 66% and 100% during the plan years (January to December) ended 2007, 2008 and 2009, respectively. The diversification remains subject to the otherwise applicable securities law restrictions on making investments changes regarding the Company’s stock.

At October 31, 2006, there were 578,797 shares of the Company’s common stock held by the Plan, representing approximately 7% of the total number of shares outstanding. Shares of the Company’s common stock credited to each member’s account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are voted by the trustee in the same proportion as those for which instructions are received.

The Company also sponsors defined contribution plans at its Canada and Holland locations. The plans cover full time employees and provide for employer contributions of between 2% and 6.5% of salary or a percentage of employee contributions. The Company’s contributions related to these plans for 2006, 2005 and 2004 totaled approximately $189,000, $22,000 and $18,000, respectively.

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

Effective January 1, 2006, the plan in Holland was amended to comply with local legislation. The plan will no longer pay early retirement benefits. The liabilities associated with accrued early retirement benefits were settled and related assets transferred to a defined contribution plan.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on an October 31 measurement date):

	October 31,
	2006	2005
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$23,306	$21,309
Service cost	1,178	1,138
Interest cost	982	1,087
Employee contributions	539	515
Benefits and expenses paid	(2,541)	(2,066)
Settlements	133	—
Plan amendments	948	343
Actuarial (gains) losses	(897)	2,298
Foreign currency exchange rate impact	1,480	(1,318)
Pension benefit obligation at end of year	$25,128	$23,306
Change in plan assets:
Fair value of plan assets at beginning of year	$17,158	$18,514
Company contributions	1,504	1,445
Employee contributions	539	515
Benefit and expense payments	(2,541)	(2,066)
Settlements	—	—
Return on plan assets	1,373	(259)
Foreign currency exchange rate impact	1,103	(991)
Fair value of plan assets at end of year	$19,136	$17,158
Funded status and accrued pension cost:
Funded status of the plans	$(5,992)	$(6,148)
Unrecognized net actuarial gain	395	1,613
Unrecognized prior service cost	1,807	916
Unrecognized net transition obligation (asset)	—	—
Net pension liability recognized	$(3,790)	$(3,619)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(4,793)	$(4,793)
Other long-term asset	752	773
Accumulated other comprehensive income (loss)	251	401
Net amount recognized	$(3,790)	$(3,619)

The following summarizes the accumulated benefit obligation (“ABO”) related to the Canada and Holland defined benefit plans, which represents the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities:

	October 31,
	2006	2005
	(in thousands)
ABO at end of year	$23,546	$21,915
Projected benefit obligation at end of year	25,128	23,306
Fair value of plan assets at end of year	19,136	17,158
Unfunded ABO at end of year	4,410	4,757
Accrued pension liability at end of year	(3,790)	(3,619)
Additional minimum liability	(1,003)	(1,174)
Long-term asset	752	773
Accumulated other comprehensive income	251	401

Investment Policy:

It is the objective of the plan sponsors to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historic real return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2006 and 2005 and the target allocation of pension plan assets for fiscal 2007:

	October 31,		Target
	2006	2005	Allocation
Equity securities	38%	42%	42%
Debt securities	53%	48%	48%
Real estate	9%	9%	9%
Other	0%	1%	1%
Total	100%	100%	100%

The components of the net periodic pension costs for the foreign defined benefit plans are as follows:

	For the Year Ended October 31,
	2006	2005	2004
	(in thousands)
Service cost	$1,705	$1,665	$1,334
Interest cost	982	1,087	836
Expected return on assets	(927)	(1,122)	(822)
Employee contributions	(527)	(527)	(490)
Amortization of net actuarial loss (gain)	11	(20)	(178)
Amortization of prior service cost	134	63	48
Net periodic pension cost	1,378	1,146	728
Curtailments	—	—	—
Settlements	59	—	811
Total expense	$1,437	$1,146	$1,539

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (October 31) were as follows:

	October 31,
	2006	2005	2004
Discount rate	4.6%	4.4%	5.3%
Salary progression rate	2.7%	2.7%	2.8%

The discount rates used for the defined benefit plans in Holland and Canada are based on high quality AA-rated corporate bonds with duration corresponding to the expected durations of the benefit obligations.

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	October 31,
	2006	2005	2004
Discount rate	4.4%	4.4%	5.3%
Salary progression rate	2.7%	2.7%	2.8%
Expected long-term rate of return on plan assets	4.9%	5.6%	5.4%

The Company expects the following benefit payments to be paid out of the Holland and Canada plans for the years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at October 31, 2006 and include estimated future employee service. Payments from the pension plan are made from the plan assets

(in thousands)
2007	$506
2008	122
2009	162
2010	238
2011	98
Next 5 fiscal years and thereafter	2,878

The Company expects to contribute a total of approximately $1.6 million to its Holland and Canada defined benefit plans during fiscal 2007.

(9)   OTHER INCOME (EXPENSE):

For the years ended October 31, 2006, 2005 and 2004, other income (expense), net on the consolidated statements of operations consists of the following:

	For the Year Ended
	October 31,
	2006	2005	2004
	(in thousands)
Write-off of FIAP’s accumulated foreign currency translation losses (see Note 18)	$(7,986)	$—	$—
Foreign currency exchange gains (losses), net	35	625	(1,034)
Interest income	248	146	35
Refund of overpaid payroll withholding tax	475	—	—
Interest income related to tax refund settlement	—	—	486
Other, net	249	478	80
Total	$(6,979)	$1,249	$(433)

(10)   INCOME TAXES:

The U.S. and foreign components of income (loss) from continuing operations before provision for income taxes are as follows:

	For the Year Ended October 31,
	2006	2005	2004
	(in thousands)
U.S.	$48,842	$17,054	$10,711
Foreign	(1,643)	1,236	1,556
Total	$47,199	$18,290	$12,267

The provision (benefit) for income taxes from continuing operations is summarized as follows:

	For the Year Ended October 31,
	2006	2005	2004
	(in thousands)
Current:
Federal and State	$(1,694)	$3,369	$622
Foreign	188	1,477	1,158
	(1,506)	4,846	1,780
Deferred:
Federal and State	9,829	10,474	4,605
Foreign	109	(51)	487
	9,938	10,423	5,092
Total provision for income taxes from continuing operations	$8,432	$15,269	$6,872

The U.S. provision for income taxes in the above table does not include approximately $28.2 million of tax benefits related to worthless stock deductions of certain disposed subsidiaries of the U.S. to be taken in the U.S. federal income tax return. The $28.2 million tax benefit has been recorded in the income tax benefit line of the discontinued operations in the consolidated statement of operations for the year ended October 31, 2006. See Note 20 for further discussion.

Undistributed earnings of the Company's foreign subsidiaries of approximately $11.7 million, $8.8 million and $16.5 million for 2006, 2005 and 2004, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings. It is not practicable to determine the tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

The American Jobs Creation Act (“the Act”) was signed into effect on October 22, 2004. The Act included a provision that encouraged companies to reinvest foreign earnings in the U.S. by temporarily permitting certain dividends received from controlled foreign subsidiaries to be eligible for an 85% dividends-received deduction. The Company had elected to take this special one-time deduction for dividends received during the year ended October 31, 2005. In accordance with the Act and the Company’s Domestic Reinvestment Plans, a total of $33.2 million had been repatriated from AEP Industries (NZ) Limited, a New Zealand company, and AEP Canada Inc., a Canadian company. The Company recorded an income tax expense of $3.9 million less foreign tax credits of $0.5 million related to the repatriations which have been recognized in the provision for income taxes in the consolidated statement of operations for the year ended October 31, 2005.

Like most companies, the Company’s income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding tax filing positions, including the timing and amount of deductions taken. At any time, multiple tax years are subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, the Company has recorded reserves for probable exposures, in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. A number of years may elapse before a particular matter, for which a reserve has been established, is audited and fully resolved. When the actual result of a tax settlement differs from the Company’s estimated reserve for a matter, it adjusts the tax contingencies reserve and income tax provision in the period in which the income tax matter is resolved.

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2006 and 2005 are as follows:

	October 31,
	2006	2005
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$1,081	$1,482
Inventories	1,184	848
Alternative minimum tax credits carryforwards	4,791	2,488
State net operating loss carryforwards	2,450	1,147
Net operating loss carryforwards	36,043	33,333
Capital loss carryforwards	5,560	5,740
Foreign tax credits carryforwards	4,718	4,496
Other	2,303	1,454
Total gross deferred tax assets	58,130	50,988
Valuation allowance	(32,335)	(41,361)
Total net deferred tax asset	25,795	9,627
Deferred tax liabilities:
Depreciation	$(9,885)	($11,924)
Accrued employee benefits	(250)	(259)
Other	933	(1,490)
Total gross deferred tax liabilities	(9,202)	(13,673)
Net deferred tax asset (liability)	$16,593	($4,046)

The Company reduced goodwill by approximately $1.4 million each year in fiscal 2006, 2005 and 2004 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging (“BGP”) business in fiscal 1996.

The net change in the valuation allowance from October 31, 2005 to October 31, 2006 was a decrease of $9.0 million. The change included an increase of $1.5 million for current year net operating losses and additional valuation allowances booked in the current year on certain foreign deferred tax assets and net operating loss carryforwards in which the Company has determined that it is more likely than not that the carryforwards will not be fully utilized, a decrease of $7.0 million relating to the utilization of net operating loss carryforwards primarily in the FIAP operation during fiscal 2006, and a decrease of $3.3 million related to relinquished net operating losses as part of an audit settlement in the Netherlands.The net change in the valuation allowance from October 31, 2004 to October 31, 2005 was an increase of $9.3 million. The change included an increase of $4.5 million relating to foreign tax credit carryforwards and an increase of $4.8 million relating to foreign net operating losses.

Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2006 expire as follows:

	Related Tax Deduction	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
Federal net operating loss	$35,147	$12,301	Fiscal 2026
State net operating loss	50,449	2,450	Fiscal 2007 - 2022
Foreign net operating loss:
FIAP	13,945	4,602	Fiscal 2008 - 2010
All other foreign	63,721	19,140	Indefinite
Total foreign net operating loss	77,666	23,742
Total net operating loss carryforwards	$163,262	$38,493
Capital loss carryforwards
U.S.	$14,129	$5,526	Fiscal 2008 - 2010
Canada	202	34	Indefinite
Total capital loss carryforwards	$14,331	$5,560
Tax credit carryforwards:
Foreign tax credits	$4,718	$4,718	Fiscal 2012 -2015
Alternative minimum tax credit	4,791	4,791	Indefinite
Total tax credit carryforwards	$9,509	$9,509

The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Management believes that it is more likely than not that the Company’s deferred tax assets, net of existing valuation allowances, at October 31, 2006 will be realized.

A reconciliation of the provision (benefit) for income taxes on income (loss) from continuing operations to that which would be computed at the statutory rate of 35% in 2006 and 2005, and 34% in 2004 is as follows:

	Year Ended October 31,
	2006		2005		2004
	(in thousands, except percentages)
Provision at statutory rate	$16,520	35.0%	$6,402	35.0%	$4,171	34.0%
CTA write-off related to FIAP (see Note 18)	2,794	5.9%	—	—	—	—
Worthless stock deduction and liquidation of FIAP	(7,036)	(14.9)%	—	—	—	—
Change in valuation allowances	(1,152)	(2.4)%	5,762	31.5%	840	6.9%
Tax refund related to excess non-resident withholding tax payments in New Zealand	(1,018)	(2.2)%	—	—	—	—
Release of excess taxes payable	(1,840)	(3.9)%	—	—	—	—
State tax provision, net of federal tax benefit	91	0.2%	488	2.7%	495	4.0%
Repatriation of foreign earnings	—	—	3,899	21.3%	—	—
Effect of intercompany income for which no foreign benefit is provided	—	—	783	4.3%	1,217	9.9%
Domestic tax credits	—	—	(2,071)	(11.3)%	(45)	(0.4)%
Other, net	73	0.2%	6	—	194	1.6%
Provision for income taxes from continuing operations	$8,432	17.9%	$15,269	83.5%	$6,872	56.0%

Cash paid for income taxes during fiscal 2006, 2005 and 2004 was approximately $1.6 million, $5.4 million and $3.7 million, respectively, including taxes paid by the discontinued operations of $0, $0.2 million and $1.6 million, respectively.

(11)   LEASE COMMITMENTS:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through February 28, 2015. Rental expense under all leases was $6.4 million, $7.0 million and $8.5 million for fiscal 2006, 2005 and 2004, respectively.

Under the terms of capital leases and noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the years ending October 31,	Capital Leases	Operating Leases	Total Commitment
	(in thousands)
2007	$1,891	$5,151	$7,042
2008	954	3,820	4,774
2009	83	2,420	2,503
2010	15	1,845	1,860
2011	—	838	838
Thereafter	—	2,470	2,470
Total minimum lease payments	2,943	$16,544	$19,487
Less: Amounts representing interest	175
Present value of minimum lease payments	2,768
Less: Current portion of obligations under capital leases	1,759
Long-term portion of obligations under capital leases	$1,009

Included in property, plant and equipment in the consolidated balance sheets is the following:

	October 31,
	2006	2005
	(in thousands)
Machinery and equipment leased under capital leases	$7,565	$6,764
Less: Accumulated depreciation	3,770	2,202
Net machinery and equipment leased under capital leases	$3,795	$4,562

During fiscal 2006, 2005 and 2003, the Company entered into various capital lease agreements totaling $0.4 million, $2.5 million and $4.0 million, respectively, related to manufacturing equipment. The current portion of these lease obligations is contained in accrued liabilities and the long-term portion is contained in other long-term liabilities in the consolidated balance sheets.

Net interest paid as part of the capitalized lease obligations was approximately $0.2 million, $0.3 million and $0.3 million during fiscal 2006, 2005 and 2004, respectively.

The Company leases its building in Chesterhill, Australia, to a third party under a non-cancelable leasing arrangement. The Company accounts for this lease as an operating lease. The lease expires on May 1, 2011. Future minimum lease payments to be received by the Company are as follows:

For the year ending October 31,	Operating Lease Income
(in thousands)
2007	$768
2008	795
2009	822
2010	851
2011	433
Thereafter	—
Total minimum lease payments to be received	$3,669

Rental income received in fiscal 2006 related to the Chesterhill property was $0.4 million.

(12)   COMMITMENTS AND CONTINGENCIES:

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

Employment Contracts:

On May 9, 2005, the Company entered into employment agreements with each of the following executives of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements are effective as of November 1, 2004 and have an initial term of three years and will be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. Other terms of the Agreement include terms dealing with termination and the rights of the executive to payments following termination under certain circumstances and upon a change of control, confidentiality, non-competition, non-solicitation and related agreements, as well as other provisions frequently found in executive agreements. Commencing each November 1 during the term of the employment contract, each of the executives is entitled to a base salary increase approved by the Board of Directors. The agreements are as follows (base salaries discussed below are effective November 1, 2006):

Mr. Barba is Chairman of the Board of Directors, President and Chief Executive Officer of the Company. He shall receive a base salary of $778,680 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Feeney is Executive Vice President, Finance and Chief Financial Officer of the Company and a director of the Company. He shall receive a base salary of $373,890 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Powers is Executive Vice President, Sales and Marketing for the Company. He shall receive a base salary of $282,781 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. David Cron is Executive Vice President, Manufacturing, North America/Europe for the Company. He shall receive a base salary of $272,281 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Vegliante is Executive Vice President, Operations for the Company. He shall receive a base salary of $256,053 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Robert Cron is Executive Vice President of National Accounts for the Company. He shall receive a base salary of $242,254 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

Mr. Noll is Vice President, Controller, Secretary and a director of the Company. He shall receive a base salary of $185,401 and is entitled to an annual bonus pursuant to the Company’s Management Incentive Plan if specified targets are achieved.

John J. Powers, and Paul C. Vegliante are the sons-in-law of the Company’s Chairman, President and Chief Executive Officer, J. Brendan Barba. Additionally, Mr. Barba and David J. Cron and Robert Cron are cousins.

(13)   QUARTERLY FINANCIAL DATA (UNAUDITED):

During fiscal 2006, the Company committed to a plan to liquidate its UK subsidiary. As a result, prior year quarterly amounts related to this operation have been reclassified to discontinued operations and are included as such in the amounts below.

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2006
Net sales	$192,760	$193,251	$208,925	$207,173
Gross profit	$37,929	$43,070	$40,473	$40,240
Income from continuing operations	$964	$12,266	$12,776	$12,761
Discontinued operations	$(708)	$5,907	$7,320	$11,643
Net income	$256	$18,173	$20,096	$24,404
Basic Earnings (Loss) per Common Share:
Income from continuing operations	$0.11	$1.42	$1.47	$1.62
Income (loss) from discontinued operations	$(0.08)	$0.68	$0.84	$1.48
Net income per common share	$0.03	$2.10	$2.32	$3.10
Diluted Earnings (Loss) per Common Share:
Income from continuing operations	$0.11	$1.40	$1.45	$1.59
Income (loss) from discontinued operations	$(0.08)	$0.68	$0.83	$1.45
Net income per common share	$0.03	$2.08	$2.28	$3.04
2005
Net sales	$171,373	$179,172	$179,398	$202,781
Gross profit	$28,277	$30,199	$40,227	$35,230
Income (loss) from continuing operations	$(653)	$(5,812)	$5,476	$4,010
Discontinued operations	$(5,844)	$(31,892)	$(794)	$(15,113)
Net income (loss)	$(6,497)	$(37,704)	$4,682	$(11,103)
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$(0.08)	$(0.68)	$0.64	$0.47
Income (loss) from discontinued operations	$(0.69)	$(3.75)	$(0.09)	$(1.77)
Net income (loss) per common share	$(0.77)	$(4.43)	$0.55	$(1.30)
Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$(0.08)	$(0.68)	$0.63	$0.46
Loss from discontinued operations	$(0.69)	$(3.75)	$(0.09)	$(1.74)
Net income (loss) per common share	$(0.77)	$(4.43)	$0.54	$(1.28)

Earnings per share are computed independently for each of the quarters presented.

(14)   SEGMENT INFORMATION:

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe. The segment assets and operating results reported within the Pacific operations in fiscal 2006 and 2005 primarily represent the land and building facilities located in Sydney, Australia that are being leased to a third party. See Notes 11 and 20 for further discussion. Parts of the Company’s former Pacific operations and European operations have been classified as discontinued operations.

Income from operations includes all costs and expenses directly related to the geographical area. Identifiable assets are those used in the operations of those geographical areas.

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of, and for the years ended October 31, 2006, 2005 and 2004, respectively, is as follows:

	North America				Discontinued
	United States	Canada	Europe	Pacific	Operations	Total
	(in thousands)
2006
Sales—external customers	$642,188	$55,045	$104,876	$—	$—	$802,109
Intersegment sales	26,842	809	—	—	—	27,651
Gross profit	140,166	11,070	10,476	—	—	161,712
Operating income from continuing operations	61,021	5,103	3,848	747	—	70,719
Interest income	175	44	4	25	—	248
Interest expense	15,199	238	1,104	—	—	16,541
Depreciation and amortization	12,250	374	4,612	110	—	17,346
Write-off of FIAP’s accumulated foreign currency translation losses	—	—	(7,986)	—	—	(7,986)
Provision (benefit) for income tax	8,135	1,315	—	(1,018)	—	8,432
Net income (loss)	40,707	2,429	(6,545)	2,176	24,162	62,929
Provision for losses on accounts receivable and inventories	314	180	108	—	—	602
Segment assets	256,947	18,774	49,236	9,085	2,038	336,080
Capital expenditures	34,477	45	1,836	—	—	36,358

	North America				Discontinued
	United States	Canada	Europe	Pacific	Operations	Total
	(in thousands)
2005
Sales—external customers	$582,085	$51,188	$99,451	$—	$—	$732,724
Intersegment sales	23,590	4,491	—	—	—	28,081
Gross profit	113,860	10,018	10,055	—	—	133,933
Operating income (loss) from continuing operations	40,531	4,807	363	(141)	—	45,560
Interest income	34	40	9	63	—	146
Interest expense	27,364	124	1,028	3	—	28,519
Depreciation and amortization	13,406	1,006	4,959	56	—	19,427
Provision (benefit) for income tax	13,843	1,426	—	—	—	15,269
Net income (loss)	3,211	2,341	(2,593)	62	(53,643)	(50,622)
Provision for losses on accounts receivable and inventories	900	113	153	—	—	1,166
Segment assets	208,540	21,169	54,382	7,962	19,270	311,323
Capital expenditures	12,139	39	925	—	—	13,103

	North America				Discontinued
	United States	Canada	Europe	Pacific	Operations	Total
	(in thousands)
2004
Sales—external customers	$481,472	$45,308	$81,442	$—	$—	$608,222
Intersegment sales	18,488	3,460	31	—	—	21,979
Gross profit	99,435	10,783	6,662	—	—	116,880
Operating income from continuing operations	30,371	5,884	39	—	—	36,294
Interest income	15	4	16	—	—	35
Interest expense	22,635	18	941	—	—	23,594
Depreciation and amortization	14,585	1,109	4,550	—	—	20,244
Provision (benefit) for income tax	5,227	1,873	(228)	—	—	6,872
Net income (loss)	5,484	3,167	(3,256)	—	(23,928)	(18,533)
Provision for losses on accounts receivable and inventories	600	9	(1,453)	—	—	(844)
Segment assets	202,645	27,106	60,923	9,051	152,225	451,950
Capital expenditures	6,945	388	823	—	—	8,156

Net sales by product line are as follows:

	For the Year Ended October 31,
	2006	2005	2004
	(in thousands)
Custom films	$386,557	$343,763	$272,527
Stretch (pallet) wrap	241,009	232,359	190,289
Polyvinyl chloride wrap	131,604	116,782	113,434
Printed and converted films	16,573	10,446	7,684
Other specialty	26,366	29,374	24,288
Total	$802,109	$732,724	$608,222

No single customer accounted for more than 10% of sales in any year.

(15)   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) includes net income (loss) plus all other changes in equity related to foreign currency translation adjustments, pension plan minimum liability and unrealized gains and losses from derivative instruments. The accumulated balances at October 31, related to each component of accumulated other comprehensive income (loss) are as follows:

	2006	2005	2004
	(in thousands)
Foreign currency translation adjustments	$9,855	$(4,774)	$(12,011)
Unrealized loss on cash flow hedges	—	—	(70)
Pension plans minimum liability	(165)	(401)	(191)
Total accumulated other comprehensive income (loss)	$9,690	$(5,175)	$(12,272)

The accumulated other comprehensive loss related to the pension plans minimum liability is net of tax benefits of $86,000 at October 31, 2006.

(16)   RELATED PARTY TRANSACTIONS:

On February 4, 2005, Borden Holdings LLC sold substantially all of the Company’s common stock owned by it to a group of affiliated purchasers, led by Third Point. See Note 7 for transactions occurring during fiscal 2006 between the Company and Third Point. There were no other transactions between the Company and Third Point or Borden Holdings LLC during fiscal 2006, 2005 and 2004.

During 2006, 2005 and 2004, $334,476, $347,091 and $216,657, respectively, was paid to Warshaw, Burstein Cohen, Schlesinger and Kuh, LLP the Company’s outside legal firm in which Paul E. Gelbard, a member of the Board of Directors, is a partner.

During 2006, 2005 and 2004, $84,934, $78,262 and $80,549, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer, for the production of the Company’s Annual Report and the production of marketing brochures.

During 2006, 2005 and 2004, $29,987, $28,582 and $28,261, was paid to Omni Products, a company owned by the cousin of the Chief Executive Officer, for printing costs.

(17)   ACQUISITIONS

On February 23, 2006, the Company purchased the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility, a printing and converting operation. The purpose of the acquisition was to strengthen the business already conducted at this location as well as synergistically complement the Company’s existing businesses. The Company paid $11.8 million primarily for machinery, equipment and inventory. The acquisition has been recorded under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations,” which requires that the total consideration be allocated to the assets, both tangible and intangible, acquired and liabilities assumed based on their fair values. The results of operations of Mercury Plastics have been included in the Company’s consolidated financial statements since the date of acquisition.

The following table summarizes the allocation of the purchase price to Mercury’s assets and liabilities:

(in thousands)
Assets acquired:
Inventories	$1,799
Machinery and equipment	9,147
Customer list	350
Goodwill	700
Total assets acquired	11,996
Liabilities assumed:
Unfavorable operating lease	197
Total liabilities assumed	197
Net assets acquired	$11,799

The customer list is included in other long-term assets in consolidated balance sheet at October 31, 2006 and is being amortized on a straight-line basis over six years. Amortization expense for the year ended October 31, 2006 was approximately $39,000 and is expected to be approximately $58,000 for each of the next five years.

(18)   LIQUIDATION OF FABBRICA ITALIAN ARTICOLI PLASTICI SpA

On September 22, 2003, the Board of Directors of the Company’s Italian holding company voted to voluntarily liquidate its Italian operating company, Fabbrica Italiana Articoli Plastici SpA (“FIAP”), because of its continued losses.

FIAP manufactured flexible packaging, primarily thin PVC film for twist wrapping and general over wrap. The Company does not believe the activities of FIAP represent a separate major line or component of its business or separate class of customers as production and sale of similar products were done at the time in other AEP European facilities. The Company’s other facilities continued to produce products for and supply some of FIAP’s customers. As a result, the Company has not recorded the losses associated with the shut down as a discontinued operation and has included the losses in operating expenses in its consolidated statements of operations.

During the fourth quarter of fiscal 2003, the Company recorded a pre-tax loss of $13.3 million related to the shutdown of FIAP based on its best estimates in establishing asset impairments, allowances and asset write downs and reserves needed as a result of the voluntary liquidation of FIAP. At October 31, 2006 and 2005, reserves in the amount of $0.1 million and $0.3 million, respectively, remained in accrued liabilities in the consolidated balance sheets and relate to non-compete agreements, that were fully paid during fiscal 2006 and a litigation claim made against the Company and represents the Company’s best estimate of settlement costs. Settlement of this claim is dependent on scheduling done by the Italian courts and therefore the Company is unable to determine when these claims will be settled.

The following information summarizes the results of operation of FIAP, included in the consolidated statements of operations:

	For the Year Ended October 31,
	2006	2005	2004
	(in thousands)
Net sales	$—	$—	$1,962
Gross (loss) profit	—	—	(350)
Operating loss before reserves and reversals	(13)	(1,263)	(1,478)
Reversals of reserves established in fiscal 2003	—	—	2,021
Operating (loss) income	(13)	(1,263)	543
Net (loss) income	$(12)	$(1,257)	$606

The net loss for the fiscal year ended October 31, 2006 excludes the charge of $8.0 million related to the accumulated translation losses of FIAP and included in other, net in the consolidated statements of operations for the fiscal year ended October 31, 2006. See Note 19 for further discussion.

Cash payments/utilization of reserves were approximately $0.1 million, $0.1 million and $9.0 million during fiscal 2006, 2005 and 2004, respectively.

As a result of the consummation of the sale of the land and building of FIAP in January 2006, as discussed in Note 19, the liquidation of FIAP was considered substantially complete at January 13, 2006, and as a result, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Company charged the accumulated foreign currency translation losses of FIAP in the amount of $8.0 million to other, net in the consolidated statements of operations for the fiscal year ended October 31, 2006. No tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP.

(19)   ASSETS HELD FOR SALE

During January 2006, the Company placed the land and building of its Gainesville, Texas plant for sale.Manufacturing activities at this location were discontinued in May 2005 while warehousing activities continued. As a result of buy offers, the Company recorded in January 2006 an impairment loss on the Gainesville land and building in the amount of $0.1 million, which is included in cost of sales in the consolidated statements of operations for the fiscal year ended October 31, 2006.The sale of this facility was completed on June 1, 2006. Net proceeds from the sale were $3.5 million. The Company recorded a loss on the disposal of the Gainesville land and building of $69,000 and is included in gain (loss) on sales of property, plant and equipment, net in the consolidated statements of operations for the fiscal year ended October 31, 2006. The loss was primarily due to a reduction of the sales price as a result of damages sustained by the Gainesville building during a storm.

During July 2005, management decided to shut down the operations of its Edmonton (Canada) plant and placed the land and building for sale and included the facility in assets held for sale at October 31, 2005. Fair value was based on estimated proceeds from the sale of the Edmonton land and building utilizing data obtained from a commercial real estate broker less costs to sell. On April 25, 2006, the Company completed the sale of its Edmonton (Canada) plant. Net proceeds from the sale were $0.8 million, after decommissioning and sale costs. No gain or loss was recorded.

On May 31, 2005, the Company signed a contract to sell the land and building of FIAP for approximately $7.5 million, before costs to sell, and received a 20% deposit, which it had recorded in accrued liabilities. The contract contained certain contingencies related to the results of environmental testing to be done by the buyer that precluded the consummation of the sale until January 2006. All contingencies were resolved with no further liabilities to the Company and consummation of the sale occurred on January 13, 2006. The Company received net proceeds (including the deposit), after costs to sell, of $7.1 million. The Company also received from the buyer approximately $1.4 million, representing the value added tax portion of the sale which was remitted by FIAP to the tax authorities during the Company’s quarterly tax filings in May 2006. The Company recorded a gain on the sale of the land and building during the first quarter of fiscal 2006 of approximately $1.4 million, which is included in gain (loss) on sales of property, plant and equipment, net in the consolidated statements of operations for the fiscal year ended October 31, 2006.

(20)   DISCONTINUED OPERATIONS

Spain

In July 2004, the Company’s management approved a plan to dispose of its Spanish subsidiary, a component of the Company’s European segment, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, in addition to $9.9 million of impairment charges recorded in fiscal 2004 against the assets of the Spanish operations, including approximately $4.6 million of accumulated translation losses, the Company during fiscal 2004 recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million, which was all paid during fiscal 2005, and a $1.2 million reserve for lease termination, which was settled with the lessor in February 2005 for $0.7 million. The lease payments were paid equally over the remaining months and ended in November 2006. An amount of $0.5 million had been reversed during fiscal 2005 and is reflected in gain from disposition from discontinued operations in the consolidated statements of operations. During the second quarter of fiscal 2005, the Company recognized an additional $0.3 million of charges to reduce deposits to estimated realizable value. The Company has also reached an agreement with certain suppliers in full and final settlement of balances existing at the time the Spanish subsidiary filed for liquidation. Settlements ranged from 30% to 40% of the original balance. The Company recorded $0.6 million and $1.4 million of income related to the settlement with these certain suppliers in gain from disposition from discontinued operations in the consolidated statements of operations during the fiscal years ended October 31, 2006 and 2005, respectively.

In November 2005, the Spanish subsidiary received the final payment of approximately $1.4 million related to the sale of its machinery and equipment. The total payments received on the sale of Spain’s machinery and equipment were $1.7 million. In September 2004, the book value of the machinery and equipment had been written down to $1.0 million based on bid offers at that time. All the machinery and equipment was received by the South American buyer in August 2006. The Company has recognized approximately $0.4 million gain on disposal of machinery and equipment, after costs to sell, and is included in pre-tax income from discontinued operations in the consolidated statements of operations for the fiscal year ended October 31, 2006.

During the fourth quarter of fiscal 2006, the Company has substantially completed its liquidation of the Spainish operations. As a result of the completion of the liquidation, the Company intends to take a $23.0 million worthless stock deduction on its U.S. federal income tax return, which resulted in the recognition of a $8.8 million income tax benefit on the discontinued operations for the fiscal year ended October 31, 2006. The deferred tax asset associated with this tax benefit is recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006.

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

France

On February 10, 2005, the Company completed the disposition of AEP Industries Packaging France, a component of the Company’s European segment that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. During the three months ended January 31, 2005, the Company recorded an impairment loss on the assets of the French company totaling $3.9 million, including approximately $2.0 million of accumulated translation losses, and is included in pre-tax income (loss) from discontinued operations on the consolidated statements of operations for the fiscal year ended October 31, 2005.

Termofilm—Italy

On March 25, 2005, the Company sold all of its equity interest in Termofilm SpA, an Italian subsidiary and component of the Company’s European segment that manufactured polyolefin shrink films, for approximately $1.8 million. The Company received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. During the three months ended January 31, 2005, the Company recorded an impairment loss on the assets of Termofilm totaling $0.6 million, including a full allowance on the note and approximately $0.2 million of accumulated translation losses, and is included in pre-tax income (loss) from discontinued operations on the consolidated statements of operations for the fiscal year ended October 31, 2005.

Pacific/Bordex/Belgium

During fiscal 2005, the Company’s management committed to a plan to divest an additional four of its foreign subsidiaries: AEP Industries (Australia) Pty. Limited, AEP Industries (New Zealand) Limited, AEP Bordex BV and AEP Belgium.

Pacific

On May 2, 2005, the Company completed its sale of certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited (collectively, the “Pacific operations”) to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The Company also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at May 2, 2005. The bank borrowings were repaid by the Company on May 2, 2005 with the cash proceeds received from the sale. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted back to the buyers of the Pacific operations in repayment of the cash advance. All outstanding amounts have been settled at October 31, 2006. The final balance sheet audits of the Pacific operations resulted in an additional $586,000 of proceeds to the Company, which were received in August of 2005.

The sale of the Pacific operations excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The carrying value of the property at October 31, 2006 and 2005 is $7.2 million and $7.3 million, respectively, and is included in property, plant and equipment on the consolidated balance sheets. Pursuant to the sale agreement, the Australia buyer had the option to occupy this property rent free for a period not to exceed 1½ years, after which the buyer could either lease or vacate the property. During April 2006, the buyer exercised its option for a five-year lease commencing May 2, 2006 with rent of approximately $740,000 per annum plus 3.5% per year increases.

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

In May 2006, the Company liquidated its remaining interest in AEP Industries (Australia) Pty Limited for U.S. tax purposes by making a “check-the-box” election to treat the subsidiary as a disregarded entity for U.S. federal income tax purposes. As a result of the election, the Company intends to take a $24.9 million worthless stock deduction on its U.S. federal income return, which resulted in the recognition of a $9.5 million income tax benefit on the discontinued operations for the fiscal year ended October, 31, 2006. The deferred tax asset associated with this tax benefit is recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006. Prior to recording this worthless stock deduction, the Company had not recognized a tax benefit for the impairment loss of the Pacific operations as management believed it was more likely than not that the Company’s tax benefits would not be realized.

The accumulated foreign currency translation gains of the Company’s Australian subsidiary have not been reclassified into the statement of operations in accordance with SFAS No. 52, Foreign Currency Translation, as the sale of the assets and liabilities of the Australian subsidiary did not constitute a substantial liquidation of its investment in Australia due to the Company’s retention of the land and building located in Sydney, Australia. The Company expects to reclassify the accumulated foreign currency translation gains into the statement of operations upon the sale of the land and building in Sydney.

Bordex

The Company committed to a plan to dispose of its Bordex (Holland) subsidiary in the second quarter of fiscal 2005. The agreement entered into by the Company on June 8, 2005 to sell the shares of its Bordex operations for approximately $2.3 million had been dissolved as the buyer failed to make payments as outlined by the agreement. Based on subsequent negotiations with Bordex’ management and its French supplier, the offer to sell the shares of Bordex was reduced to approximately $1.0 million in cash, before costs to sell. As a result of the decrease in the assumed proceeds from the impending sale of Bordex, the Company recorded an impairment loss of $1.7 million, including $1.3 million of accumulated foreign currency translation losses, which was included in the pre-tax loss from discontinued operations on the statement of operations for the fiscal year ended October 31, 2005. The sale of all the Company’s equity interest in Bordex was completed on July 28, 2006 to a French supplier. Net proceeds from the sale, after all costs to sell, was $0.9 million and is subject to closing balance sheet adjustments, expected to be settled in May 2007. The Company recorded a gain from disposition through discontinued operations of $0.1 million in the third quarter of fiscal 2006 resulting primarily from an increase in the sale price from the original estimate. Additionally, the accumulated foreign currency translation losses of $0.9 million have been reclassified from assets of discontinued operations (previously included in the impairment losses as discussed above) to accumulated comprehensive income (loss).

Belgium

During the fourth quarter of fiscal 2005, the Company’s management decided to dispose of its Belgium operations, a component of the Company’s European segment that manufactures specialty film for food packaging, primarily for the cheese market with innerwrap for processed cheese and overwraps for processed and natural cheese. A letter of intent was executed, providing for the Company to sell its shares of Belgium to an investor group in exchange for the assumption of all liabilities. The Company recorded an impairment loss of $13.1 million related to the Belgium operations based upon the impending sale arrangement of the Belgium operations including $4.0 million of accumulated foreign currency translation losses, which is included in the pre-tax loss from discontinued operations on the statement of operations for the fiscal year ended October 31, 2005.

On February 28, 2006, the Company completed its divestiture of the Belgium operations. As a result of the divestiture, the Company intends to take a $25.7 million worthless stock deduction on its U.S. federal income tax return, which resulted in the recognition of a $9.9 million income tax benefit on the discontinued operations for the fiscal year ended October 31, 2006. The deferred tax asset associated with this tax benefit is recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006. Additionally, the accumulated foreign currency translation losses of $4.0 million have been reclassified from liabilities of discontinued operations (previously included in the impairment losses as discussed above) to accumulated comprehensive income (loss).

United Kingdom

During the fourth quarter of fiscal 2006, the Company initiated steps to liquidate its United Kingdom (“UK”) operations, a component of the Company’s European segment that sold polyvinyl chloride film in the UK market. In addition to a $2.2 million impairment charge taken against the assets of the UK company, the Company has recorded a $2.4 million liability related to funding of the UK’s defined contribution plan. The charges of $4.6 million are recorded in pre-tax loss from discontinued operations. The liability is an estimate and is based on advice obtained from outside counsel on the extent of the Company’s pension liability to the previous employees of the UK company. Completion of the liquidation of the UK is dependent on scheduling done by the UK pension regulators and therefore the Company is unable to determine when the liquidation will be completed.

Condensed financial information related to these discontinued operations is as follows:

For the Year Ended October 31, 2006	Spain	Bordex	Belgium	UK	Australia	Total
	(in thousands)
Net sales	$—	$12,960	$7,561	$—	$—	$20,521
Gross profit	—	2,098	967	—	—	3,065
Pre-tax income (loss) from operations before impairment charges	(149)	245	140	(2,778)	—	(2,542)
Impairment charges	—	—	—	(2,165)	—	(2,165)
Pre-tax income (loss) from operations	(149)	245	140	(4,943)	—	(4,707)
Gain (loss) from disposition	572	124	(43)	—	—	653
Benefit for income taxes	(8,801)	—	(9,881)	—	(9,534)	(28,216)
Income (loss) from discontinued operations	$9,224	$369	$9,978	$(4,943)	$9,534	$24,162

For the Year Ended October 31, 2005	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	UK	Total
	(in thousands)
Net sales	$92	$8,026	$1,880	$42,886	$29,753	$18,122	$23,374	$296	$124,429
Gross profit (loss)	(329)	1,148	467	3,536	2,668	2,627	2,488	14	12,619
Pre-tax income (loss) from operations before impairment charges	(728)	(270)	21	(1,989)	(2,195)	23	(360)	(603)	(6,101)
Impairment charges	—	(3,940)	(635)	(18,721)	(10,272)	(1,738)	(13,100)	—	(48,406)
Pre-tax loss from operations	(728)	(4,210)	(614)	(20,710)	(12,467)	(1,715)	(13,460)	(603)	(54,507)
Gain on disposition	1,634	—	—	—	—	—	—	—	1,634
Provision (benefit) for income taxes	—	—	26	—	806	(62)	—	—	770
Income (loss) from discontinued operations	$906	$(4,210)	$(640)	$(20,710)	$(13,273)	$(1,653)	$(13,460)	$(603)	$(53,643)

For the Year Ended October 31, 2004	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	UK	Total
	(in thousands)
Net sales	$14,563	$25,233	$4,152	$83,649	$52,556	$16,382	$20,782	$426	$217,743
Gross profit	1,596	2,801	1,320	10,089	7,355	2,632	1,814	20	27,627
Pre-tax income (loss) from operations before impairment charges	(5,707)	(1,340)	235	194	1,571	244	(550)	(226)	(5,579)
Impairment charges	(9,862)	—	—	—	—	—	—	—	(9,862)
Pre-tax income (loss) from operations	(15,569)	(1,340)	235	194	1,571	244	(550)	(226)	(15,441)
Gain on disposition	—	—	—	—	—	—	—	—	—
Provision (benefit) for income taxes	1,556	340	106	5,962	365	28	(72)	202	8,487
Income (loss) from discontinued operations	$(17,125)	$(1,680)	$129	$(5,768)	$1,206	$216	$(478)	$(428)	$(23,928)

Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2006:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$1,988	$34	$2,022
Other assets	—	16	16
Total assets	$1,988	$50	$2,038
Liabilities:
Accounts payable	$646	$158	$804
Accrued expenses	276	2,421	2,697
Total liabilities	$922	$2,579	$3,501

Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2005:

	Spain	Australia	New Zealand	Bordex	Belgium	UK	Total
	(in thousands)
Assets:
Cash	$1,470	$—	$—	$76	$247	$128	$1,921
Accounts receivable	—	59	18	1,715	3,740	—	5,532
Inventories	—	—	—	1,789	3,395	—	5,184
Machinery and equipment	1,000	—	—	—	—	30	1,030
Goodwill	—	—	—	—	—	—	—
Other assets	336	—	—	—	3,049	2,218	5,603
Total assets	$2,806	$59	$18	$3,580	$10,431	$2,376	$19,270
Liabilities:
Bank borrowings	$—	$—	$—	$1,957	$310	$—	$2,267
Accounts payable	625	—	—	1,168	1,678	142	3,613
Accrued expenses	1,029	59	18	740	12,439	61	14,346
Total liabilities	$1,654	$59	$18	$3,865	$14,427	$203	$20,226

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE:

II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2006
(in thousands)

	Balance at Beginning of Year	Additions (Reversals) Charged to Operations(a)	Deductions From Reserves	Other	Balance at End of Year
YEAR ENDED OCTOBER 31, 2006:
Allowance for doubtful accounts	$4,025	$545	$1,150	$76	$3,496
Inventories.	$502	$57	$—	$32	$591
YEAR ENDED OCTOBER 31, 2005:
Allowance for doubtful accounts	$4,692	$1,127	$1,729	$(65)	$4,025
Inventories	$512	$39	$17	$(32)	$502
YEAR ENDED OCTOBER 31, 2004:
Allowance for doubtful accounts	$8,104	$(833)	$2,680	$101	$4,692
Inventories	$1,020	$(11)	$553	$56	$512

(a)    Includes reversal of provision for accounts receivable and inventories impairment related to the liquidation of FIAP in fiscal 2004 of approximately $1.5 million.

The above table does not include discontinued operations.

POWER OF ATTORNEY

Each person whose signature appears below hereby appoint J. Brendan Barba and Paul M. Feeney as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate,  to file any such amendment to the report with the Securities and Exchange Commission (“SEC”), and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Dated: January 16, 2007	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AEP INDUSTRIES INC.
Dated: January 16, 2007	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)
Dated: January 16, 2007	By:	/s/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President,
Chief Financial Officer and Director (principal financial officer)
Dated: January 16, 2007	By:	/s/ LAWRENCE R. NOLL
Lawrence R. Noll
Vice President, Controller, Secretary and Director (principal accounting officer)

Dated: January 16, 2007	By:	/s/ KENNETH AVIA
Kenneth Avia
Director
Dated: January 16, 2007	By:	/s/ ROBERT T. BELL
Robert T. Bell
Director
Dated: January 16, 2007	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Director
Dated: January 16, 2007	By:	/s/ FRANK P. GALLAGHER
Frank P. Gallagher
Director
Dated: January 16, 2007	By:	/s/ PAUL E. GELBARD
Paul E. Gelbard
Director
Dated: January 16, 2007	By:	/s/ LEE C. STEWART
Lee C. Stewart
Director

INDEX TO EXHIBITS

		Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number	Filing date
3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the “Company”)		10-Q	04/30/97	3(a)	06/13/97
3.2	Second Amended and Restated By-Laws of the Company		8-K		3.1	11/02/05
4.1	First Supplemental Indenture (9.875% senior subordinated notes due 2007), dated as of March 8, 2005, between the Company and The Bank of New York, as trustee		8-K		4.1	03/11/05
4.2	Indenture (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and The Bank of New York, as trustee		8-K		4.1	03/22/05
4.3	Registration Rights Agreement (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and the security holders named therein		8-K		4.2	03/22/05
10.1	2005 Stock Option Plan of the Company		S-8 (No. 333-121710)		4.1	12/29/04
10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1	06/20/06
10.3	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4	05/10/06
10.4	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5	05/10/06
10.5	2005 Employee Stock Purchase Plan of the Company		S-8 (No.333- 121711)		4.1	12/29/04
10.6	1995 Stock Option Plan of the Company		S-8, No. 33- 58747		4	04/21/95
10.7	2006 Management Incentive Plan of the Company		8-K		10.1	05/10/06
10.8	2007 Management Incentive Plan of the Company		8-K		10.1	11/01/06
10.9	Summary of Non-Employee Director Compensation		8-K		10.2	05/10/06
10.10	Lease, dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P.		10-K	10/31/90	10(aa)	01/29/91
10.11(a)	Loan and Security Agreement, dated as of November 20, 2001, among the Company, the Congress Financial Corporation, as agent, and the financial institutions party thereto		8-K		1	12/05/01
10.11(b)	Amendment No. 1 to Loan and Security Agreement, dated December 9, 2001, among the Company, Congress Financial Corporation, as agent, and the financial institutions party thereto		10-Q	01/31/05	10.3	03/17/05

10.11(c)	Amendment No. 2 to Loan and Security Agreement, dated July 10, 2002, among the Company, Congress Financial Corporation, as agent, and the financial institutions party thereto	10-Q	01/31/05	10.4	03/17/05
10.11(d)	Amendment No. 3 to Loan and Security Agreement, dated October 16, 2002, among the Company, Congress Financial Corporation, as agent, and the financial institutions party thereto	10-Q	01/31/05	10.5	03/17/05
10.11(e)	Amendment No. 4 to Loan and Security Agreement, dated February 3, 2005, among the Company, Congress Financial Corporation, as agent, and the financial institutions party thereto	10-Q	01/31/05	10.6	03/17/05
10.11(f)	Consent and Amendment No. 5 to Loan and Security Agreement, dated February 25, 2005, among the Company, Wachovia Bank, National Association (successor to Congress Financial Corporation), as agent, and the financial institutions party thereto	10-Q	01/31/05	10.7	03/17/05
10.11(g)	Amendment No. 6 to Loan and Security Agreement, dated May 12, 2005, among the Company, Wachovia Bank, National Association (successor to Congress Financial Corporation), as agent, and the financial institutions party thereto	8-K		10.1	11/03/05
10.11(h)	Amendment No. 7 to Loan and Security Agreement, dated October 28, 2005, among the Company, Wachovia Bank, National Association (successor to Congress Financial Corporation), as agent, and the financial institutions party thereto	8-K		10.2	11/03/05
10.11(i)	Amendment No. 8 to Loan and Security Agreement, dated July 31, 2006, by and among the Company, Wachovia Bank, National Association (successor to Congress Financial Corporation), as Agent, and the financial institutions party thereto.	8-K		10.3	08/03/06
10.12	Agreement, dated as of February 4, 2005, by and among the Company, the Third Point LLC affiliated purchasers, Bradley Louis Radoff and J. Brendan Barba	8-K		99.1	02/10/05
10.13	Purchase Agreement, dated as of August 1, 2006, by and among the Company, AEP Industries Finance Inc., Third Point LLC, Daniel S. Loeb, and the Third Point affiliated funds party thereto.	8-K		10.1	08/03/06
10.14	Termination and Amendment Agreement, dated as of August 2, 2006, by and among the Company, Third Point LLC, Bradley Louis Radoff, J. Brendan Barba and the Third Point affiliated funds party thereto.	8-K		10.2	08/03/06
10.15	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba	8-K		10.1	05/13/05
10.16	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney	8-K		10.2	05/13/05

10.17	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers		8-K	10.3	05/13/05
10.18	Employment Agreement, effective as of November 1, 2004, between the Company and David J. Cron		8-K	10.4	05/13/05
10.19	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K	10.5	05/13/05
10.20	Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll		8-K	10.6	05/13/05
10.21	Purchase Agreement (7.875% senior notes due 2013), dated as of March 10, 2005, between the Company and the initial purchasers named therein		8-K	10.1	03/11/05
10.22	Asset Sale Agreement, dated April 19, 2005, among AEP Industries (Australia) Pty Limited and AEP Industries (NZ) Limited, as vendors, Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, as purchasers and the Company, as guarantor		8-K	10.1	05/06/05
10.23	Lease, dated May 2, 2005, between AEP Industries (Australia) Pty Limited, as landlord, and Flexible Packaging Operations Australia Pty Limited, as tenant		8-K	10.2	05/06/05
21	List of subsidiaries of the Company at January 16, 2007	X
23	Consent of KPMG LLP	X
24	Power of Attorney (set forth on signature page)	X
31.1	Section 302 Certification—CEO	X
31.2	Section 302 Certifications—CFO	X
32.1	Section 906 Certification-—CEO	X
32.2	Section 906 Certifications—CFO	X