Form 10-Q
period 2007-01-31
AEP INDUSTRIES INC
filed 2007-03-12
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2007
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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 7, 2007 was 7,955,223.

AEP INDUSTRIES INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 31,	October 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,286	$1,392
Accounts receivable, less allowance for doubtful accounts of $2,914 and $3,496 in 2007 and 2006, respectively	71,488	76,660
Inventories, net	75,883	70,540
Deferred income taxes	10,414	15,300
Other current assets	7,297	4,870
Assets of discontinued operations	4,555	2,038
Total current assets	173,923	170,800
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $255,729 in 2007 and $250,457 in 2006	135,634	139,183
GOODWILL	16,762	16,209
DEFERRED INCOME TAXES	1,920	3,343
OTHER ASSETS	7,723	6,545
Total assets	$335,962	$336,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$8,484	$10,145
Accounts payable	43,223	43,800
Accrued expenses	23,183	27,818
Liabilities of discontinued operations	3,589	3,501
Total current liabilities	78,479	85,264
LONG-TERM DEBT	178,533	183,735
DEFERRED TAX LIABILITY	1,897	2,050
OTHER LONG-TERM LIABILITIES	7,781	7,438
Total liabilities	266,690	278,487
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 30,000,000 shares authorized; 10,817,915 and 10,767,776 shares issued in 2007 and 2006, respectively	108	108
Additional paid-in capital	102,640	101,663
Treasury stock at cost, 2,881,648 shares in 2007 and 2006	(76,386)	(76,386)
Retained earnings	33,210	22,518
Accumulated other comprehensive income	9,700	9,690
Total shareholders’ equity	69,272	57,593
Total liabilities and shareholders’ equity	$335,962	$336,080

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended January 31,
	2007	2006
NET SALES	$179,335	$192,760
COST OF SALES	135,222	154,831
Gross profit	44,113	37,929
OPERATING EXPENSES
Delivery	8,432	7,943
Selling	8,353	7,614
General and administrative	5,795	6,318
Total operating expenses	22,580	21,875
OTHER OPERATING INCOME
Gain on sales of property, plant and equipment, net	—	1,427
Operating income	21,533	17,481
OTHER INCOME (EXPENSE):
Interest expense	(3,998)	(4,002)
Other, net	76	(7,540)
Income from continuing operations before provision for income taxes	17,611	5,939
PROVISION FOR INCOME TAXES	6,900	4,975
Income from continuing operations	10,711	964
DISCONTINUED OPERATIONS:
Pre-tax loss from discontinued operations	(19)	(688)
Income tax provision	—	20
Loss from discontinued operations	(19)	(708)
Net income	$10,692	$256
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$1.36	$0.11
Loss from discontinued operations	$0.00	$(0.08)
Net income per common share	$1.35	$0.03
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$1.33	$0.11
Loss from discontinued operations	$0.00	$(0.08)
Net income per common share	$1.33	$0.03

	For the Three Months Ended January 31,
	2007	2006
Consolidated Statements of Other Comprehensive Income:
Net income	$10,692	$256
Other comprehensive income:
Write-off of accumulated foreign currency translation adjustments related to FIAP	—	7,986
Foreign currency translation adjustments	10	584
Comprehensive income	$10,702	$8,826

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,692	$256
Loss from discontinued operations	(19)	(708)
Income from continuing operations	10,711	964
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,901	3,743
Write-off of FIAP accumulated foreign currency translation losses	—	7,986
Gain on sales of property, plant and equipment	—	(1,427)
Change in LIFO reserve	(6,885)	904
Employee stock ownership plan expense	—	552
Amortization of debt fees	214	210
Provision for losses on accounts receivable and inventories	136	289
Change in deferred income taxes	6,656	2,874
Share-based compensation	943	245
Other	—	138
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,093	9,813
Decrease (increase) in inventories	1,513	(20,329)
Increase in other current assets	(2,371)	(2,050)
(Increase) decrease in other assets	(13)	75
(Decrease) increase in accounts payable	(583)	8,113
(Decrease) increase in accrued expenses	(4,833)	2,542
Increase in other long-term liabilities	29	112
Net cash provided by operating activities	15,511	14,754
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,003)	(11,683)
Deposit to purchase equipment	(1,411)	—
Net proceeds from dispositions of property, plant and equipment	—	7,068
Net cash used in investing activities	(3,414)	(4,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of Credit Facility	(5,089)	—
Repayments of Pennsylvania Industrial Loans	(62)	(92)
Net repayments of current foreign debt agreements	(1,827)	(1,332)
Repayments of long-term foreign debt agreements	(95)	(301)
Fees paid and capitalized related to amendment of Credit Facility	—	(75)
Principal payments on capital lease obligations	(439)	(332)
Proceeds from exercise of stock options	431	75
Proceeds from issuance of common stock pursuant to employee stock purchase plan	310	312
Net cash used in financing activities	(6,771)	(1,745)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities	(2,522)	625
Net cash provided by investing activities	—	57
Net cash provided by financing activities	—	130
Effects of exchange rate changes on cash in discontinued operations	96	34
Net cash (used in) provided by discontinued operations	(2,426)	846
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(6)	528
Net increase in cash	2,894	9,768
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,392	7,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,286	$17,148

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2007, the results of operations for the three months ended January 31, 2007 and 2006, and cash flows for the three months ended January 31, 2007 and 2006, respectively, have been made. The results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial information included herein has been prepared by AEP Industries Inc., without audit, for filing with the U.S. Securities and Exchange Commission (the “Commission”) pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, intangible assets, assets held for sale, assets and liabilities of discontinued operations, share-based compensation, income taxes, leasing arrangements, retirement benefits, purchase price allocations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006, filed with the Commission on January 16, 2007.

Certain prior period amounts related to the discontinued operations of the Company’s UK operations (see Note 12) have been reclassified to conform to the current period’s presentation.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2007	2006
Weighted average common shares outstanding:
Basic	7,902,838	8,558,822
Effect of dilutive securities:
Options to purchase common stock	166,172	93,544
Diluted	8,069,010	8,652,366

At January 31, 2007 and 2006, the Company had zero and 151,960 stock options outstanding, respectively, that could potentially dilute basic earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price for the three months ended January 31, 2007 and 2006.

(3)   Shareholders’ Equity

Share-Based Compensation

On November 1, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which required the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of November 1, 2005 was recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimate of fair value.

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

At January 31, 2007, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and employee stock purchase plans.  Total share-based compensation expense related to the Company’s share-based plans recorded in the consolidated statements of operations for the three months ended January 31, 2007 and 2006 was $0.9 million and $0.2 million, respectively.

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Company’s Board of Directors adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options (“ISOs”) which may be exercised over a period of ten years and the issuance of

Stock Appreciation Rights (“SARs”), non-vested stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 1,000 stock options at the time of the annual meeting of shareholders. On April 11, 2006 and effective for the annual meeting of shareholders held on that date, the Board of Directors approved an increase of stock option grants to non-employee directors from 1,000 stock options to 2,000 stock options per year. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options during fiscal 2007 and 2006 has been made from new shares. At January 31, 2007, 788,567 shares are available to be issued under the 2005 Option Plan.

Stock Options

The following table summarizes the Company’s stock option plans as of January 31, 2007, and changes during the three months ended January 31, 2007:

						Weighted
				Weighted		Average
				Average		Remaining	Aggregate
	1995	2005	Total	Exercise	Option	Contractual	Intrinsic
	Option	Option	Number	Price per	Price Per	Term	Value
	Plan	Plan	Of Options	Option	Share	(years)	$(000)
Options outstanding at October 31, 2006 (174,657 options exercisable)	377,752	18,600	396,352	$16.90	$6.90-51.00	6.6	$14,180
Granted	—	—	—	—	—
Exercised	(39,467)	—	(39,467)	$11.24	$7.87-46.00
Forfeited/cancelled	(2,640)	—	(2,640)	$9.30	$9.30
Options outstanding at January 31, 2007	335,645	18,600	354,245	$17.58	$6.90-51.00	6.3	$10,303
Vested and expected to vest at January 31, 2007	326,907	17,544	344,451	$17.69		6.3	$9,982
Exercisable at January 31, 2007	190,008	1,000	191,008	$20.80		5.8	$4,947

The table below presents information related to stock option activity for the three months ended January 31, 2007 and 2006:

	For the Three Months Ended January 31,
	2007	2006
	(in thousands)
Total intrinsic value of stock options exercised	$1,512	$127
Total fair value of stock options vested	$365	$387

There were no stock options granted during the three months ended January 31, 2007 or during the three months ended January 31, 2006.

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three months ended January 31, 2007 and 2006 was $198,000 and $205,000, respectively.  No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2007 and 2006. For the three months ended January 31, 2007 and 2006, there were no excess tax benefit recognized resulting from share-based compensation cost.

As of January 31, 2007, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans, respectively. That cost is expected to be recognized over a weighted-average period of 1.68 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2007 and changes during the three months ended January 31, 2007 are presented below:

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at October 31, 2006	221,695	$8.64
Granted	—	—
Vested	(55,818)	$6.54
Forfeited	(2,640)	$6.51
Non-vested at January 31, 2007	163,237	$9.40

Performance Units

The 2005 Option Plan also provides for the granting of performance units (“Units”).  The Units are subject to forfeiture based on an annual EBITDA performance goal determined by the Board of Directors. If the Company’s EBITDA equals or exceeds forecasted EBITDA, no Units will be forfeited. If the Company’s EBITDA is between 80% and less than 100% of forecasted EBITDA, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage EBITDA is less than forecasted EBITDA. If EBITDA is below 80% of forecasted EBITDA, the employee will forfeit all Units.

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

On May 5, 2006, the Board of Directors of the Company approved the grant of Units to four executive officers and other employees of the Company, and on June 14, 2006, it approved similar grants to one executive officer and other employees of the Company. These grants were based on a fiscal 2006 EBITDA performance goal. 100% of the 2006 EBITDA target has been met.

On January 10, 2007, the Board of Directors of the Company approved the grant of Units to three executive officers and other employees of the Company based on a fiscal 2007 EBITDA performance goal. At January 31, 2007, the Company believes it is probable that the 2007 EBITDA target will be met.

Total share-based compensation expense related to the Units was approximately $707,000 and zero for the three months ended January 31, 2007 and 2006, respectively.

The following table summarizes the Units as of January 31, 2007, and changes during the three months ended January 31, 2007:

			Weighted Average
	Weighted		Remaining	Aggregate
	2005	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	Plan	Price	(years)	$(000)
Units outstanding at October 31, 2006	163,333	$0.00	2.6	$8,604
Units granted	29,700
Units exercised	—
Units forfeited or cancelled	(1,000)
Units outstanding at January 31, 2007	192,033	$0.00	2.4	$8,954
Vested and expected to vest at January 31, 2007	188,483		2.4	$8,789
Exercisable at January 31, 2007	—

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company’s 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three months ended January 31, 2007 and 2006, 10,914 and 19,790 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $38,000 and $40,000 for the three months ended January 31, 2007 and 2006, respectively.

Treasury Shares

On August 2, 2006 and August 3, 2006, the Company repurchased 505,000 and 345,000 shares of the Company’s common stock, respectively, from Third Point LLC, a Delaware limited liability company (“Third Point”), Daniel S. Loeb, managing member of Third Point, and certain funds advised or managed by Third Point (collectively, “Sellers”). Pursuant to the terms of the Purchase Agreement, Sellers agreed to sell to the Company an aggregate of 850,000 shares of common stock of the Company for an aggregate cash purchase price of $30.6 million in cash (representing a per-share purchase price of $36.00) plus expenses of approximately $0.7 million. At the time of the repurchase, the beneficial ownership of the Sellers was reduced from approximately 23% to approximately 15%. Under the Purchase Agreement, the Sellers also agreed, for a period of two years from the second closing date, among other things, not to directly or indirectly acquire any voting securities of the Company, engage in any proxy solicitations with respect to the Company, seek to control the Company or influence its policies or assist or encourage others to take any of the foregoing actions. Pursuant to their rights under a prior agreement with the Company, the Sellers requested that the Company file a registration statement with respect to the Sellers’ remaining shares, which was filed with the Securities and Exchange Commission and became effective on October 11, 2006.

In connection with the repurchase transactions, the Company also entered into a Termination and Amendment Agreement, dated as of August 2, 2006 (the “Termination and Amendment Agreement”), by

and among the Company, the Sellers, Mr. Bradley Louis Radoff and Mr. Barba, the Company’s Chairman, President and Chief Executive Officer, which terminated the right of Sellers under a prior agreement to designate up to two persons to be appointed and elected to the Board of Directors of the Company.

On August 1, 2006, the Company’s board of directors authorized a stock repurchase program, separate from the repurchase from Third Point discussed above, under which the Company may purchase up to $15.0 million of its common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. Through January 31, 2007, no shares of the Company’s common stock have been repurchased pursuant to the program.

Preferred Shares

The Company’s Board of Directors may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(4)   Inventories

Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for U.S. supplies and printed and converted finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	January 31, 2007	October 31, 2006
	(in thousands)
Raw materials	$31,242	$27,229
Finished goods	42,537	41,401
Supplies	2,721	2,501
	76,500	71,131
Less: Inventory reserve	617	591
Inventories, net	$75,883	$70,540

The last-in, first-out (LIFO) method was used for determining the cost of approximately 76% and 74% of total inventories at January 31, 2007 and October 31, 2006, respectively. Inventories would have increased by $3.4 million and $10.3 million at January 31, 2007 and October 31, 2006, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)   Debt

A summary of the components of debt is as follows:

	January 31,	October 31,
	2007	2006
	(in thousands)
Credit facility (a)	$—	$5,089
7.875% senior notes due 2013 (b)	175,000	175,000
Pennsylvania Industrial Loans (c)	1,760	1,822
Foreign bank borrowings (d)	10,257	11,969
Total debt	187,017	193,880
Less: current portion	8,484	10,145
Long-term debt	$178,533	$183,735

(a)          Credit facility

The Company has a Loan and Security Agreement with Wachovia Bank N.A (successor to Congress Financial Corporation) as initial lender thereunder and as agent for the lenders thereunder (the “Credit Facility”) that matures on November 19, 2010. The maximum borrowing amount under the Credit Facility is $125.0 million with maximum letters of credit of $20.0 million. The Company can terminate the Credit Facility at any time prior to maturity without prepayment penalty.

Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR Rate borrowings up to nine months.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $3.5 million and $144,000, with a weighted average interest rate of 8.25% and 7.33%, during the three months ended January 31, 2007 and 2006, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at January 31, 2007 and October 31, 2006 supported a borrowing base of $109.4 million and $119.3 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at both January 31, 2007 and October 31, 2006 totaled $0.5 million. Borrowings outstanding under the Credit Facility were zero and $5.1 million at January 31, 2007 and October 31, 2006, respectively. Therefore, availability at January 31, 2007 and October 31, 2006 under the Credit Facility was $108.9 million and $113.7 million, respectively.

The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately $210.6 million and $212.4 million at January 31, 2007 and October 31, 2006, respectively.

If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the Credit Facility is classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $99.5 million to $118.9 million during the three months ended January 31, 2007 and from $114.3 million to $124.5 million during the three months ended January 31, 2006.

The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company’s leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During the three months ended January 31, 2007 and 2006, the Company paid unused borrowing fees of approximately $92,000 and $91,000, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Amendment is less than $20.0 million, a minimum EBITDA covenant becomes applicable and the Company also becomes subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at January 31, 2007 and October 31, 2006.

(b)          7.875% Senior Notes—2013

On March 18, 2005, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at January 31, 2007 and October 31, 2006.

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

During fiscal 2005, approximately $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three months ended January 31, 2007 and 2006, approximately $0.2 million had been amortized into interest expense related to these fees in the consolidated statements of operations.

(c)           Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which has a net carrying value of $10.3 million at January 31, 2007.

(d)          Foreign borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains secured credit facilities at its foreign subsidiaries with interest rates averaging from 4.1% to 7.5% for the three months ended January 31, 2007. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At January 31, 2007 and October 31, 2006, the aggregate amount outstanding under such facilities, and included within the foreign bank borrowings amount, was approximately $10.3 million and $12.0 million, respectively. The current portion of these amounts was $8.1 million and $9.8 million at January 31, 2007 and October 31, 2006, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at January 31, 2007 and October 31, 2006 was $37.9 million and $44.2 million, respectively. There was $11.3 million and $11.9 million of additional availability under these facilities at January 31, 2007 and October 31, 2006, respectively. The Company guarantees certain debt of its foreign subsidiaries through corporate guarantees aggregating zero and approximately $0.9 million at January 31, 2007 and October 31, 2006, respectively. The Company also guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling approximately $11.7 million and $11.5 million at January 31, 2007 and October 31, 2006, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

(6)   Other Income (Expense)

For the three months ended January 31, 2007 and 2006, other income (expense), net consists of the following:

	For the Three Months Ended January 31,
Income (expense)	2007	2006
	(in thousands)
Foreign currency exchange losses	$(4)	$136
Interest income	47	86
Write-off of FIAP’s accumulated translations losses (see Note 11)	—	(7,986)
Other miscellaneous	33	224
Total	$76	$(7,540)

(7)   Supplemental Cash Flow Disclosure

	For the Three Months Ended January 31,
	2007	2006
	(in thousands)
Cash paid during the period for interest	$442	$419
Cash paid during the period for income taxes	$288	$546

(8)   Segment and Geographic Information

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe. The segment operating results within the Pacific operations in fiscal 2007 primarily represent the rental income on the land and building facilities located in Sydney, Australia that are being leased to a third party. See Note 12 for further discussion.

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2007
	North America
	United States	Canada	Europe	Pacific	Total
	(in thousands)
Sales—external customers	$139,411	$12,197	$27,727	$—	$179,335
Intersegment sales	5,390	4	—	—	5,394
Gross profit	38,823	2,609	2,681	—	44,113
Operating income	19,912	956	534	131	21,533

	For the Three Months Ended January 31, 2006
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$158,710	$10,758	$23,292	$192,760
Intersegment sales	4,953	689	—	5,642
Gross profit	33,952	2,299	1,678	37,929
Operating income	15,500	969	1,012	17,481

Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2007	2006
	(in thousands)
Custom films	$81,229	$97,988
Stretch (pallet) wrap	57,704	56,897
Polyvinyl chloride wrap	30,544	30,570
Printed and converted films	5,228	2,401
Other specialty	4,630	4,904
Total	$179,335	$192,760

(9)   Pension

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

The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the Three Months Ended January 31,
	2007	2006
	(in thousands)
Service cost	$436	$455
Interest cost	285	249
Expected return on plan assets	(276)	(225)
Employee contributions	(143)	(128)
Amortization of prior service cost	38	19
Amortization of net actuarial loss	—	3
Net periodic benefit cost	$340	$373

Employer Contributions

For the three months ended January 31, 2007, the Company contributed approximately $0.3 million to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $1.3 million to fund its foreign defined benefit pension plans in fiscal 2007 for a total of $1.6 million.

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

The provision for income taxes for the three months ended January 31, 2007 was $6.9 million on income from continuing operations before the provision for income taxes of $17.6 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following:  (i) $0.7 million provision for state taxes in the United States, net of federal benefit (3.9%) and (ii) $0.1 million true-up of prior year’s estimated tax refund in New Zealand relating to excess non-resident withholding tax payments made on cash repatriations to the United States (0.3%).

The provision for income taxes for the three months ended January 31, 2006 was $5.0 million on income from continuing operations before the provision for income taxes of $5.9 million. The provision for income taxes for the three months ended January 31, 2006 excludes approximately $0.3 million of tax benefits for foreign entities with net losses for which the Company had determined that it is more likely than not that the tax benefit would not be fully realized. In addition, the provision for income taxes for the three months ended January 31, 2006 includes the impact of a $0.9 million decrease in the valuation allowance relating to the deferred tax assets for capital loss carryforwards of the U.S. operations. No tax benefit was recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) for the three months ended January 31, 2006.

(11)   Liquidation of Fabbrica Italiana Articoli Plastici SpA

In September 2003, the Company commenced liquidation of its Italian company, Fabbrica Italiana Articoli Plastici SpA (“FIAP”).  On May 31, 2005, the Company signed a contract to sell the land and building of FIAP, for approximately $7.5 million, before costs to sell and received a 20% deposit.  Consummation of the sale occurred on January 13, 2006 with no further liabilities to the Company. The

Company received net proceeds (including the deposit), after costs to sell, of $7.1 million. The Company also received from the buyer approximately $1.4 million representing the value added tax portion of the sale which was remitted by FIAP to the tax authorities in May 2006. The Company recorded a gain on the sale of the land and building during the first quarter of fiscal 2006 of approximately $1.4 million, which is recorded in gain on sales of property, plant and equipment on the consolidated statements of operations for the three months ended January 31, 2006.

As a result of the consummation of the sale of the land and building of FIAP in January 2006, the liquidation of FIAP was considered substantially completed at January 31, 2006, and as a result, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Company recognized a charge for the accumulated foreign currency losses of FIAP in the amount of $8.0 million. The expense has been recorded in other, net in the consolidated statements of operations for the three months ended January 31, 2006.

FIAP was legally liquidated effective December 19, 2006.

(12)   Discontinued Operations

United Kingdom

During the fourth quarter of fiscal 2006, the Company initiated steps to liquidate its United Kingdom (“UK”) operations, a component of the Company’s European segment that sold polyvinyl chloride film in the UK market.   During the fourth quarter of fiscal 2006, the Company recorded a $2.2 million impairment charge against the assets of the UK company and a $2.4 million liability related to funding of the UK’s defined contribution plan, which was included in pre-tax loss from discontinued operations for that period. The liability is an estimate and is based on advice obtained from outside counsel on the extent of the Company’s pension liability to the previous employees of the UK company.  There was no activity during the first quarter of fiscal 2007 except for the net payment of minor expenses totaling $19,000. Completion of the liquidation of the UK is dependent on scheduling done by the UK pension regulators and therefore the Company is unable to determine when the liquidation will be completed.

The U.S. company repaid in November 2006 its intercompany loan to the UK operations in the amount of $2.4 million. The monies are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheets at January 31, 2007.

France/Termofilm (Italy)/Pacific/Bordex//Belgium

In order to concentrate on the Company’s core business, reduce costs and improve the quality of earnings, the Company’s management committed to a plan during fiscal 2005 to divest certain of its foreign subsidiaries:  AEP Industries Packaging France, a component of the Company’s European segment that manufactured a range of products in PVC stretch film; Termofilm SpA, an Italian subsidiary and component of the Company’s European segment that manufactured polyolefin shrink films;  certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited (collectively, the “Pacific operations”); AEP Bordex BV, a distribution facility in the Netherlands and component of the Company’s European segment; and AEP Belgium, a component of the Company’s European segment that manufactured specialty film for food packaging. All dispositions were completed during fiscal 2005, except for Belgium and Bordex, which were completed during fiscal 2006.

On February 28, 2006, the Company sold its shares of the Belgium operations to an investor group in exchange for the assumption of all liabilities. No gain or loss was recorded.

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

The sale of the Pacific operations in May 2005 excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The carrying value of the property at January 31, 2007 and October 31, 2006 is $7.2 million and is included in property, plant and equipment on the consolidated balance sheets. Pursuant to the sale agreement, the Australia buyer had the option to occupy this property rent free for a period not to exceed 1 ½ years, after which the buyer could either lease or vacate the property. During April 2006, the buyer exercised its option for a five-year lease commencing May 2, 2006 with rent of approximately $750,000 per annum plus 3.5% per year increases.

The accumulated foreign currency translation gains of the Company’s Australian subsidiary have not been reclassified into the consolidated statements of operations in accordance with SFAS No. 52, “Foreign Currency Translation”, as the sale of the assets and liabilities of the Australian subsidiary did not constitute a substantial liquidation of its investment in Australia due to the Company’s retention of the land and building located in Sydney, Australia. The Company expects to reclassify the accumulated foreign currency translation gains into the consolidated statements of operations upon the sale of the land and building.

The Company has taken a $25.8 million worthless stock deduction on its fiscal 2005 U.S. federal income tax return associated with the Belgium operation and will be taking a $24.9 million worthless stock deduction on its fiscal 2006 U.S. federal income tax return associated with the Australian operation, which resulted in the recognition of a $9.9 million and a $9.5 million income tax benefit, respectively. The income tax benefits were recognized during the third and fourth quarter of fiscal 2006 in discontinued operations. The deferred tax asset associated with these tax benefits is recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. for the first quarter of fiscal 2007.

Spain

During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. As a result of the completion of the liquidation, the Company will be taking a $23.0 million worthless stock deduction on its fiscal 2006 U.S. federal income tax return, which resulted in the recognition of an $8.8 million income tax benefit on the discontinued operations for the fiscal year ended October 31, 2006. The deferred tax asset associated with this tax benefit is recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. for the first quarter of fiscal 2007.

During the first quarter of fiscal 2006, the Spanish subsidiary received the final payment of approximately $1.4 million related to the sale of its machinery and equipment. The buyers received all of the machinery and equipment in the fourth quarter of fiscal 2006. The total payment received on the sale of Spain’s machinery and equipment was $1.7 million, resulting in a gain on disposal of machinery and equipment, after costs to sell, of approximately $0.4 million and was included in pre-tax income from discontinued operations during the second, third and fourth quarters of fiscal 2006.

The Spanish liquidation committee met in February 2007 and approved final allocation of Spain’s assets. Final dissolution of the Company is expected by October 2007, after all settlements have been made.

Condensed financial information related to these discontinued operations is as follows:

	For the Three Months Ended January 31, 2007
	Spain	UK	Total
	(in thousands)
Net sales	$—	$—	$—
Gross profit	—	—	—
Pre-tax loss from operations	—	(19)	(19)
Provision for income taxes	—	—	—
Loss from discontinued operations	$—	$(19)	$(19)

	For the Three Months Ended January 31, 2006
	Spain	Bordex	Belgium	UK	Total
	(in thousands)
Net sales	$—	$3,930	$5,724	$—	$9,654
Gross profit	—	655	449	—	1,104
Pre-tax income (loss) from operations	(174)	80	(173)	(421)	(688)
Provision for income taxes	—	20	—	—	20
(Loss) income from discontinued operations	$(174)	$60	$(173)	$(421)	$(708)

Assets and liabilities of the discontinued operations are comprised of the following at January 31, 2007:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$2,019	$—	$2,019
Other assets	—	2,536	2,536
Total assets	$2,019	$2,536	$4,555
Liabilities:
Accounts payable	$659	$—	$659
Accrued expenses	273	2,657	2,930
Total liabilities	$932	$2,657	$3,589

Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2006:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$1,988	$34	$2,022
Other assets	—	16	16
Total assets	$1,988	$50	$2,038
Liabilities:
Accounts payable	$646	$158	$804
Accrued expenses	276	2,421	2,697
Total liabilities	$922	$2,579	$3,501

(13)   Commitments and Contingencies

Unions:

A collective bargaining agreement in the California plant covering approximately 112 employees expired in February 2007. The Company has been granted an extension, mutually agreed upon by the union, until April 30, 2007. Failure to renew this agreement on a timely basis could result in a strike. In the event of such action, the Company has a plan to continue servicing its customers without disruption.

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

(14)   Acquisition

On February 23, 2006, the Company purchased the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility, a printing and converting operation. The purpose of the acquisition was to strengthen the business already conducted at this location as well as synergistically complement the Company’s existing businesses. The Company paid $11.8 million primarily for machinery, equipment and inventory. The acquisition was recorded under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations (“SFAS 141”)”, which requires that the total consideration be allocated to the assets, both tangible and intangible, acquired and liabilities assumed based on their fair values. The results of operations of Mercury Plastics have been included in the Company’s consolidated financial statements since the date of acquisition.

Upon further examination of the condition of certain production lines acquired and the cost required to repair these machines, the Company reduced the purchase price allocated to machinery and equipment by $0.9 million during the first quarter of fiscal 2007. As allowed by SFAS 141, the Company has allocated the difference to goodwill.

The following table summarizes the final allocation of the purchase price to Mercury’s assets and liabilities:

(in thousands)
Assets acquired:
Inventories	$1,799
Machinery and equipment	8,249
Customer list	350
Goodwill	1,598
Total assets acquired	11,996
Liabilities assumed:
Unfavorable operating lease	197
Total liabilities assumed	197
Net assets acquired	$11,799

The customer list is included in other long-term assets in the consolidated balance sheets at January 31, 2007 and October 31, 2006 and is being amortized on a straight-line basis over six years. Amortization expense for the three months ended January 31, 2007 was approximately $15,000.

(15)   Subsequent Event

On March 7, 2007, the Company entered into an agreement with Third Point LLC and affiliates to repurchase 109,800 shares of the Company’s stock at $42.50 per share, totaling approximately $4.7 million. The repurchase is expected to be completed on or about March 14, 2007 and will be funded with cash currently on hand. The repurchase is made pursuant to the stock repurchase program previously approved by the Board of Directors in August 2006, authorizing the Company to purchase up to $15.0 million of its common stock. See Note 3 for further discussion regarding the stock repurchase program. Subsequent to this repurchase, $10.3 million remains available for purchase under this program.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future, such as our ability to generate sufficient working capital, the amount of Excess Availability under our Credit Facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; expected disposal and proceeds received from discontinued operations and assets held for sale; changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; and other factors described in our Annual Report on Form 10-K for the year ended October 31, 2006 and our other reports filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

•                    Overview

•                    Results of Operations

•                    Liquidity and Capital Resources

•                    Contractual Obligations and Off-Balance-Sheet Arrangements

•                    Critical Accounting Policies

•                    New Accounting Pronouncements

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, other reports filed with the SEC and other publicly available information.

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

We manufacture plastic films, principally from resins blended with other raw materials, which we either sell or further process by printing, laminating, slitting or converting. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. Our principal manufacturing operations are located in the United States and Canada, and we also have operations in the Netherlands (which we refer to as our European flexibles division).

The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The market for these resins has been volatile, resulting in record price increases and supply shortages. The long-term prices of these materials are primarily a function of the price of petroleum and natural gas, which is used to make 60-70 percent of these resins. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

Fiscal 2007 Developments

Prices for resins in North America were lower during the three months ended January 31, 2007 as compared to the three months ended January 31, 2006 (an average decrease of $0.25 per pound or 33%).  Announced resin price increases of $0.06 per pound and $0.07 per pound effective for January 1 and January 15, 2007 have been delayed as demand was not strong enough to allow suppliers to push the entire increases through. Resin prices have increased slightly in January 2007, depending on grades of resin and suppliers, with further increases expected in February and March. However, in Europe, resin prices increased during the first three months of fiscal 2007 as compared to the first quarter of fiscal 2006, increasing an average of $0.04 per pound or 6%. We anticipate that worldwide resin prices during fiscal 2007 will continue to be effected by changes in fuel and natural gas prices. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices continue to increase.

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

Results of Operations—First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006

The following table presents unaudited selected financial data for the three months ended January 31, 2007 and 2006 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	January 31, 2007			January 31, 2006			% increase/	$
		$ Per lb.			$ Per lb.		(decrease)	increase/
	$	sold		$	sold		of $	(decrease)
	(in thousands, except for per pound data)
Net sales	$179,335	$1.02		$192,760	$1.18		(7.0)%	$(13,425)
Gross profit	44,113	0.25		37,929	0.23		16.3%	6,184
Operating expenses:
Delivery	8,432	0.05		7,943	0.05		6.2%	489
Selling	8,353	0.05		7,614	0.04		9.7%	739
General and administrative	5,795	0.03		6,318	0.04		(8.3)%	(523)
Total operating expenses	$22,580	$0.13		$21,875	$0.13		3.2%	$705
Pounds sold		175,111	lbs.		163,745	lbs.

Consolidated

Net sales decreased $13.4 million or 7.0% in the first quarter of fiscal 2007 to $179.3 million compared with $192.7 million in the first quarter of fiscal 2006. The decrease in net sales was the result of a 14.2% decrease in unit prices mitigated by a 6.9% increase in sales volume during the first quarter of fiscal 2007 as compared to the same period in fiscal 2006. The decrease in net sales also includes a net positive impact of foreign exchange of $2.5 million.

Gross profit for the first quarter of fiscal 2007 increased $6.2 million to $44.1 million as compared to $37.9 million in the same quarter of the prior year. The improvement in gross profit for the first quarter of fiscal 2007 was primarily due to an approximately $6.9 million reduction of LIFO inventory reserves resulting from resin price decreases. The increase in gross profit also includes a net positive effect of $0.3 million related to foreign exchange.

North America

Net sales in North America decreased $17.8 million or 10.5% to $151.6 million for the three months ended January 31, 2007 from $169.4 million in the same period in the prior fiscal year. The decrease was primarily due to a 16.6% decrease in per pound average selling prices negatively affecting net sales by $28.1 million, partially offset by a 7.2% increase in sales volume which positively affected net sales by $10.2 million. The first quarter of fiscal 2007 also included $0.1 million of positive impact of foreign exchange relating to our Canadian operations. The decrease in average selling prices is reflective of lower resin costs as compared to the prior period.  Despite customers delaying orders during the first quarter of fiscal 2007 in an attempt to obtain lower pricing, sales volume during the first quarter of fiscal 2007 increased as compared to the same period of the prior year, which had depressed sales as a result of the effects of Hurricane Katrina. We continue to expect volume growth during fiscal 2007.

Gross profit in North America increased $5.2 million, or 14.3%, to $41.4 million for the quarter ended January 31, 2007, due primarily to a reduction of LIFO inventory reserves resulting from resin price decreases coupled with an increase in sales volume,  partially offset by a decrease in margins primarily resulting from a shift in product mix.

Europe

Net sales in Europe for the three months ended January 31, 2007 increased $4.4 million to $27.7 million from $23.3 million for the three months ended January 31, 2006. This increase for the period included a positive impact of foreign exchange of $2.4 million combined with a 5% increase in sales volume and a 3% increase in per unit selling prices. Increases in selling prices were primarily due to a favorable change in product mix, with greater sales in higher-margined specialty products (printed and laminate), and an increase in resin prices which were passed along to our customers. Despite margins being under pressure due to competition and uncertainty in resin price direction, gross profit in Europe increased $1.0 million, or 60%, to $2.7 million for the three months ended January 31, 2007 compared to the three months ended January 31, 2006 primarily due to the favorable shift in product mix.

Consolidated Operating Expenses

Operating expenses for the three months ended January 31, 2007 increased $0.7 million, or 3.2%, to $22.6 million from the comparable period in the prior fiscal year. Fiscal 2007 includes $0.2 million of foreign exchange negatively impacting total operating expenses. The remaining increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold and $0.5 million of increased compensation costs recorded in accordance with SFAS 123R for our stock options and performance units, partially mitigated by a decrease in audit and consulting fees associated with compliance with the Sarbanes-Oxley Act of 2002 and lower general and administrative costs in our FIAP operation (liquidation completed in December 2006).

Consolidated Other Operating Income

There were no disposals of property, plant and equipment during the three months ended January 31, 2007. Other operating income (expense) for the three months ended January 31, 2006, amounted to $1.4 million in income, which primarily was the result of the gain on sale of our FIAP land and building in January 2006 producing a gain, after costs to sell, of $1.4 million.

Consolidated Interest Expense

Interest expense for each of the three month periods ended January 31, 2007 and 2006 was $4.0 million.  Interest expense on our Credit Facility increased approximately $0.1 million resulting from higher average borrowings during the quarter ended January 31, 2007 as compared to the same period in the prior fiscal year and higher interest rates on Credit Facility borrowings. Interest expense in our foreign locations decreased approximately $0.1 million primarily due to reduced borrowings during the quarter ended January 31, 2007 as compared to the same period in the prior fiscal year.

Consolidated Other, net

Other, net for the three months ended January 31, 2007 amounted to $76,000 in income, as compared to $7.5 million in expense for the same period in the prior year. During the prior period, we charged operations approximately $8.0 million for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52, “Foreign Currency Translation”.  The remaining change is a decrease in other income of $0.4 million and is primarily attributable to foreign currency losses in the current period as compared to gains in the prior period resulting from a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and a decrease in unrealized gains on foreign currency denominated payables and receivables.

Consolidated Income Tax Provision

The provision for income taxes for the three months ended January 31, 2007 was $6.9 million on income from continuing operations before the provision for income taxes of $17.6 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following:  (i) $0.7 million provision for state taxes in the United States, net of federal benefit  (3.9%) and (ii) $0.1 million true-up of prior year’s estimated tax refund in New Zealand relating to excess non-resident withholding tax payments made on cash repatriations to the United States (0.3%).

The provision for income taxes for the three months ended January 31, 2006 was $5.0 million on income from continuing operations before the provision for income taxes of $5.9 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following:  (i) the exclusion of approximately $0.3 million of tax benefits for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized; (ii) a $0.9 million decrease in the valuation allowance relating to the deferred tax assets for capital loss carryfowards of the U.S. operation;  and (iii) no tax benefit recognized for the $8.0 million write-off of accumulated foreign currency translation losses related to FIAP which is included in other income (expense) for the three months ended January 31, 2006.

Results of Discontinued Operations—First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006

During the fourth quarter of fiscal 2006, we initiated steps to liquidate our United Kingdom operations. The financial statements at and for the period ended January 31, 2006 have been restated to reflect the UK operations as discontinued operations and are included as such in the discussions below. The financial statements at and for the period ended January 31, 2006 also include as discontinued operations the operations of AEP Bordex BV and AEP Belgium, subsidiaries that were a part of our fiscal 2005 plan to dispose of certain foreign subsidiaries and were sold in fiscal 2006, and our Spanish operation.  A consolidated summary of the operating results of discontinued operations for the three months ended January 31, 2007 and 2006 is as follows:

	For the Three Months Ended January 31,
	2007	2006
	(in thousands)
Net sales	$—	$9,654
Gross profit	—	1,104
Pre-tax loss from discontinued operations	(19)	(688)
Income tax provision	—	20
Loss from discontinued operations	$(19)	$(708)

Net sales and gross profit of the discontinued operations for the three months ended January 31, 2006 include the results of our Belgium and Bordex operations, which were sold in February 2006 and July 2006, respectively. The pre-tax loss from operations of the discontinued operations for the three months ended January 31, 2007 represent all the expenses incurred by our UK operations during the period. Included in the pre-tax loss from operations of the discontinued operations for the three months ended January 31, 2006, include $0.4 million of expenses related to our UK operations and $0.2 million related to our Spanish subsidiary which was placed into liquidation in fiscal 2004.

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures.

We ended the first quarter of fiscal 2007 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $182.7 million, compared with $192.5 million at the end of fiscal 2006. During the three months ended January 31, 2007, the U.S. company repaid in November 2006 its intercompany loan to the UK operations in the amount of $2.4 million. The monies are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheets at January 31, 2007.

Our working capital amounted to $95.4 million at January 31, 2007 compared to $85.5 million at October 31, 2006. The increase in working capital of $9.9 million was primarily due to a $5.3 million increase in inventories resulting primarily from our increased investment in raw material, a decrease in accrued expenses of $4.8 million, primarily from bonus payments accrued at October 31, 2006 and made in December and January 2007, and an increase in other current assets of $2.4 million resulting primarily from the timing of insurance prepayments, partially offset by a decrease of $5.1 million in accounts receivable resulting primarily from a decrease in sales revenue during the first quarter of fiscal 2007.

We believe that our cash and cash equivalents on hand at January 31, 2007, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At January 31, 2007, we had an aggregate of approximately $120.2 million available under our various worldwide credit facilities.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our continuing operations and net cash flows from our discontinued operations for each of the three months ended January 31, 2007 and 2006:

	For the Three Months
	Ended
	January 31,
	2007	2006
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$15,511	$14,754
Investing activities	(3,414)	(4,615)
Financing activities	(6,771)	(1,745)
Net cash provided by (used in) discontinued operations	(2,426)	846
Effect of exchange rate changes on cash	(6)	528
Increase in cash and cash equivalents	$2,894	$9,768

Note:  See consolidated statements of cash flows included in Item 1,  Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $4.3 million at January 31, 2007, as compared to $1.4 million at October 31, 2006. Net cash provided by operating activities from continuing operations during the three months ended  January 31, 2007 was $15.5 million, primarily comprised of income from continuing operations of $10.7 million adjusted for non-cash operating charges totaling $6.0 million. Cash provided by operating activities includes a $5.1 million decrease in accounts receivable resulting primarily from a decrease in sales revenue in the first quarter of fiscal 2007 as compared to the preceding quarter.  Cash used in operating activities primarily includes a $2.4 million increase in other current assets as a result of the timing of insurance prepayments and a $4.8 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2006 and made in December and January 2007.

Investing Activities

Net cash used in investing activities during the three months ended January 31, 2007 was $3.4 million, resulting primarily from capital expenditures of $2.0 million and a deposit made to purchase a print press in the amount of $1.4 million.

Financing Activities

Net cash used in financing activities during the three months ended January 31, 2007 was $6.8 million, resulting from repayments of our Credit Facility, Pennsylvania loans and foreign borrowings totaling $7.1 million and $0.4 million of capital lease principal payments, partially offset by approximately $0.7 million proceeds related to the issuance of common stock and exercise of employee stock options.

Discontinued Operations

The net cash used by our discontinued operations during the three months ended January 31, 2007 of approximately $2.4 million resulted primarily from the deposit of approximately $2.4 million by the U.K. into an escrow account awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan.

Sources of Liquidity

Debt

We have a Loan and Security Agreement with Wachovia Bank N.A (successor to Congress Financial Corporation) as initial lender thereunder and as agent for the lenders thereunder (the “Credit Facility”) that matures on November 19, 2010. The maximum borrowing amount under the Credit Facility is $125.0 million with maximum letters of credit of $20.0 million. We can terminate the Credit Facility at any time prior to maturity without prepayment penalty.

Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR Rate borrowings up to nine months.

We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $3.5 million and $144,000 , with a weighted average interest rate of 8.25% and 7.33%, during the three months ended January 31, 2007 and 2006, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at January 31, 2007 and October 31, 2006 supported a borrowing base of $109.4 million and $119.3 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at both January 31, 2007 and October 31, 2006 totaled $0.5 million. Borrowings outstanding under the Credit Facility were zero and $5.1 million at January 31, 2007 and October 31, 2006, respectively. Therefore, availability at January 31, 2007 and October 31, 2006 under the Credit Facility was $108.9 million and $113.7 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain secured credit facilities at our foreign subsidiaries with interest rates averaging 4.1% to 7.5% at January 31, 2007. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At January 31, 2007 and October 31, 2006, the aggregate amount outstanding under such facilities was approximately $10.3 million and $12.0 million, respectively. The current portion of these amounts was $8.1 million and $9.8 million at January 31, 2007 and October 31, 2006, respectively. Therefore, availability at January 31, 2007 and October 31, 2006 was $11.3 million and $11.9 million, respectively.

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

Our board of directors authorized a stock repurchase program, separate from the repurchase from Third Point as discussed above, under which we may purchase up to $15 million of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. At January 31, 2007, no shares of our common stock have been repurchased pursuant to the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of January 31, 2007 are as follows:

	For the Fiscal Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitments
	(in thousands)
2007 balance of the year	$8,292	$13,915	$1,473	$3,992	$27,672
2008	775	13,933	958	3,943	19,609
2009	782	13,901	84	2,499	17,266
2010	790	13,870	16	1,886	16,562
2011	694	13,876	—-	838	15,408
Thereafter(1)	175,684	20,672	—-	2,470	198,826
Total	$187,017	$90,167	$2,531	$15,628	$295,343

(1)          Borrowings include $175.0 million Senior Notes due on March 15, 2013.

In addition to the amounts reflected in the table above:

We had approximately $6.0 million of unfunded pension benefit obligations at October 31, 2006 related to our Canadian and Holland operations. For the three months ended January 31, 2007, we contributed approximately $0.3 million to our foreign defined benefit pension plans. Presently, we anticipate contributing an additional $1.3 million to fund our foreign defined benefit pension plans in fiscal 2007 for a total of $1.6 million.

Due to recent changes in the law, we will contribute cash to the employees’ 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), effective for the 2006 plan year contributions and thereafter, instead of shares of our common stock as we had done in prior years. We contributed $1.9 million in cash in February 2007 to the ESOP in fulfillment of the 2006 ESOP contribution requirement.

We anticipate spending $10 million to $15 million on capital expenditures during fiscal 2007, which includes the purchase of a 10-color print press for our Kentucky location (a $1.4 million deposit has been made during the first quarter of fiscal 2007), expansion of our Pennsylvania and Georgia plants and the addition of custom film capacity. The projects, not all of which have been approved by our board of directors, are expected to be completed in early fiscal 2008.

On March 7, 2007, we entered into an agreement with Third Point LLC and affiliates to repurchase 109,800 shares of our common stock at $42.50 per share, totaling approximately $4.7 million. The repurchase is expected to be completed on or about March 14, 2007 and will be funded with cash currently on hand. The repurchase is made pursuant to the stock repurchase program previously approved by the Board of Directors in August 2006, authorizing us to purchase up to $15.0 million of its common stock. Subsequent to this repurchase, $10.3 million remains available for purchase under this program.

Other Liquidity Items

Although we recorded approximately $28.2 million in income tax benefits relating to worthless stock deductions in discontinued operations during fiscal 2006, the continuing operations will benefit by reduced future taxes payable. Based on our projection of taxable income, we expect to realize the cash benefits in fiscal 2007.

With regards to the liquidation of the UK operations, the U.S. company has repaid its intercompany loan to the UK operations in the amount of $2.4 million in November 2006. The monies are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan.

The liquidation of FIAP and Spain was completed in December 2006 and February 2007, respectively. We expect approximately $1.8 million to be returned to the U.S. as partial repayment of intercompany loans. Included in this amount is a deposit that was being held in Spain related to a tax contingency. The deposit will be returned in exchange for a guarantee by the U.S. company.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A collective bargaining agreement in the California plant covering approximately 112 employees expired in February 2007. The Company has been granted an extension, mutually agreed upon by the union, until April 30, 2007. Failure to renew this agreement on a timely basis could result in a strike. In the event of such action, the Company has a plan to continue servicing its customers without disruption.

Effects of Inflation

Inflation has historically not had a significant impact on our business and we believe that it will not have a significant impact over the next twelve months.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, doubtful accounts, inventories, intangible assets, assets held for sale, assets and liabilities of discontinued operations, share-based compensation, income taxes, leasing arrangements, retirement benefits, purchase price allocations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed with the U.S. Securities and Exchange Commission on January 16, 2007.

There were no material changes to our critical accounting policies during the three months ended January 31, 2007.

New Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective for our fiscal year beginning November 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We are currently evaluating the effects, if any, the adoption of  SFAS 159 will have on our results of operations and financial position.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for our fiscal year ending October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for our fiscal year ending October 31, 2009. While the funded status of our defined benefit plans has been disclosed in our Annual Report on Form 10-K for the year ended October 31, 2006, we have not determined the income tax and foreign currency effects, if any, the adoption of SFAS 158 will have on our financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for our fiscal year ending October 31, 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the effect that SAB 108 will have on our financial results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us for our fiscal year beginning November 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial position and results of operations.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to our financial reports for the interim reporting period beginning February 1, 2007. The adoption of EITF 06-3 will have no impact on the presentation of our consolidated statements of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150” (“SFAS 155”). SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity.  The adoption of SFAS 155 on November 1, 2006 had no impact on our consolidated financial statements.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2007, the carrying value of our company’s total debt was $187.0 million of which approximately $179.3 million was fixed rate debt. As of January 31, 2007, the estimated fair value of our fixed rate debt was approximately $184.1 million.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of  January 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to matters described in Note 13 to our financial statements appearing in Part I of this Report, which description is incorporated by reference.

In addition, we are involved in routine litigation in the normal course of its business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 1A.                Risk Factors

You should carefully consider the risks and uncertainties we describe in this Report, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, and in other reports filed with the SEC, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 5.                        Other Information

None

Item 6.                        Exhibits

Exhibit #	Description
10.1	2007 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 1, 2006
31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.
Dated: March 12, 2007	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Dated: March 12, 2007	By:	/s/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President Chief Financial Officer (principal financial officer)