Form 10-Q
period 2007-04-30
AEP INDUSTRIES INC
filed 2007-06-11
CIK 785787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2007
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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 6, 2007 was 7,549,775.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

AEP INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	April 30,	October 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,635	$1,392
Accounts receivable, less allowance for doubtful accounts of $2,805 and $3,496 in 2007 and 2006, respectively	76,782	76,660
Inventories, net	82,405	70,540
Deferred income taxes	8,135	15,300
Other current assets	7,135	4,870
Assets of discontinued operations	4,053	2,038
Total current assets	182,145	170,800
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $263,547 in 2007 and $250,457 in 2006	136,458	139,183
GOODWILL	16,243	16,209
DEFERRED INCOME TAXES	1,337	3,343
OTHER ASSETS	6,110	6,545
Total assets	$342,293	$336,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$3,119	$10,145
Accounts payable	50,315	43,800
Accrued expenses	22,748	27,818
Liabilities of discontinued operations	3,670	3,501
Total current liabilities	79,852	85,264
LONG-TERM DEBT	179,398	183,735
DEFERRED INCOME TAXES	2,028	2,050
OTHER LONG-TERM LIABILITIES	7,729	7,438
Total liabilities	269,007	278,487
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 10,839,023 and 10,767,776 shares issued in 2007 and 2006, respectively	108	108
Additional paid-in capital	103,463	101,663
Treasury stock at cost, 2,991,448 and 2,881,648 shares in 2007 and 2006, respectively	(81,052)	(76,386)
Retained earnings	39,363	22,518
Accumulated other comprehensive income	11,404	9,690
Total shareholders’ equity	73,286	57,593
Total liabilities and shareholders’ equity	$342,293	$336,080

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
NET SALES	$187,791	$193,251	$367,126	$386,011
COST OF SALES	151,713	150,181	286,935	305,012
Gross profit	36,078	43,070	80,191	80,999
OPERATING EXPENSES:
Delivery	8,750	8,209	17,182	16,152
Selling	8,456	7,631	16,809	15,245
General and administrative	5,625	5,568	11,420	11,886
Total operating expenses	22,831	21,408	45,411	43,283
OTHER OPERATING INCOME:
Gain on sales of property, plant and equipment, net	4	44	4	1,471
Operating income	13,251	21,706	34,784	39,187
OTHER INCOME (EXPENSE):
Interest expense	(3,919)	(4,150)	(7,917)	(8,152)
Other, net	152	648	228	(6,892)
Income from continuing operations before provision for income taxes	9,484	18,204	27,095	24,143
PROVISION FOR INCOME TAXES	3,381	5,938	10,281	10,913
Income from continuing operations	6,103	12,266	16,814	13,230
DISCONTINUED OPERATIONS:
Pre-tax income (loss) from discontinued operations	50	(70)	31	(758)
Loss from disposition	—	(43)	—	(43)
Income tax benefit	—	(6,020)	—	(6,000)
Income from discontinued operations	50	5,907	31	5,199
Net income	$6,153	$18,173	$16,845	$18,429
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.77	$1.42	$2.13	$1.54
Income from discontinued operations	$0.01	$0.68	$0.00	$0.60
Net income per common share	$0.78	$2.10	$2.13	$2.14
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.76	$1.40	$2.09	$1.52
Income from discontinued operations	$0.01	$0.68	$0.00	$0.60
Net income per common share	$0.77	$2.08	$2.09	$2.12

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
Consolidated Statements of Other Comprehensive Income:
Net income	$6,153	$18,173	$16,845	$18,429
Other comprehensive income:
Write-off of accumulated foreign currency translation adjustments	—	4,052	—	12,038
Foreign currency translation adjustments	1,704	748	1,714	1,332
Comprehensive income	$7,857	$22,973	$18,559	$31,799

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,845	$18,429
Income from discontinued operations	31	5,199
Income from continuing operations	16,814	13,230
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,798	7,722
Write-off of FIAP accumulated foreign currency translation losses	—	7,986
Gain on sales of property, plant and equipment	(4)	(1,471)
Change in LIFO reserve	(605)	(9,241)
Employee stock ownership plan expense	—	946
Amortization of debt fees	425	414
Provision for losses on accounts receivable and inventories	149	356
Change in deferred income taxes	9,819	3,803
Share-based compensation	1,963	468
Other	(28)	206
Changes in operating assets and liabilities:
Decrease in accounts receivable	796	995
Increase in inventories	(10,648)	(16,560)
Increase in other current assets	(2,022)	(2,211)
(Increase) decrease in other assets	(1)	65
Increase in accounts payable	5,960	9,276
Decrease in accrued expenses	(6,052)	(780)
(Decrease) increase in other long-term liabilities	(82)	83
Net cash provided by operating activities	26,282	15,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,879)	(19,718)
Acquisition of Mercury Plastics	—	(11,607)
Net proceeds from dispositions of property, plant and equipment	179	8,051
Net cash used in investing activities	(5,700)	(23,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Buyback of common stock	(4,666)	—
Net (repayments) borrowings of credit facility	(4,130)	1,670
Repayments of Pennsylvania Industrial Loans	(156)	(183)
Net (repayments) proceeds of current foreign debt agreements	(7,204)	226
Repayments of long-term foreign debt agreements	(191)	(602)
Fees paid and capitalized related to amendment of credit facility	—	(75)
Principal payments on capital lease obligations	(893)	(650)
Proceeds from exercise of stock options	1,030	262
Proceeds from issuance of common stock pursuant to employee stock purchase plan	310	312
Net cash (used in) provided by financing activities	(15,900)	960
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS
Net cash used in operating activities	(1,962)	(92)
Net cash provided by investing activities	—	1,236
Net cash used in financing activities	—	(416)
Effects of exchange rate changes on cash in discontinued operations	174	126
Net cash (used in) provided by discontinued operations	(1,788)	854
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(651)	550
Net increase (decrease) in cash	2,243	(5,623)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,392	7,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,635	$1,757

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2007, the consolidated results of operations for the three and six months ended April 30, 2007 and 2006, and consolidated cash flows for the six months ended April 30, 2007 and 2006, respectively, have been made. The results of operations for the three and six months ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

(2)   Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
Weighted average common shares outstanding:
Basic	7,892,554	8,639,989	7,897,781	8,598,733
Effect of dilutive securities:
Options to purchase common stock	140,218	102,585	153,195	98,065
Diluted	8,032,772	8,742,574	8,050,976	8,696,798

At April 30, 2007 and 2006, the Company had 15,000 and 145,080 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price.

(3)   Shareholders’ Equity

Share-Based Compensation

On November 1, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of November 1, 2005 is recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimate of fair value.

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

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the three and six months ended April 30, 2007 and 2006.

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,
	2007	2006	2007	2006
Risk-free interest rates	4.68%	4.90%	4.68%	4.90%
Expected lives in years	7.5	7.5	7.5	7.5
Expected volatility	60.58%	61.59%	60.58%	61.59%
Dividend rate	0%	0%	0%	0%
Weighted average fair value per option at date of grant	$28.22	$22.73	$28.22	$22.73

At April 30, 2007, the Company had two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the

Company, and employee stock purchase plans. Total share-based compensation expense related to the Company’s share-based plans recorded in the consolidated statements of operations for the three and six months ended April 30, 2007 was $1.0 million and $2.0 million, respectively, and $0.2 million and $0.5 million for the three and six months ended April 30, 2006, respectively.

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Company’s Board of Directors (the “Board”) adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 1,000 stock options as of the date of the annual meeting of shareholders. On April 11, 2006 and effective for the annual meeting of shareholders held on that date and for each annual meeting held thereafter, the Board approved an increase of stock option grants to non-employee directors from 1,000 stock options to 2,000 stock options per year. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options during fiscal 2007 and 2006 has been made from new shares. At April 30, 2007, 780,067 shares of common stock are available to be issued under the 2005 Option Plan.

Stock Options

The following table summarizes the Company’s stock option plans as of April 30, 2007 and changes during the six months ended April 30, 2007:

						Weighted
				Weighted		Average
				Average		Remaining	Aggregate
	1995	2005	Total	Exercise	Option	Contractual	Intrinsic
	Option	Option	Number	Price per	Price Per	Term	Value
	Plan	Plan	Of Options	Option	Share	(years)	$(000)
Options outstanding at October 31, 2006 (174,657 options exercisable)	377,752	18,600	396,352	$16.90	$6.90-51.00	6.6	$14,180
Granted	—	12,000	12,000	$42.60	$42.60
Exercised	(60,575)	—	(60,575)	$17.22	$7.87-46.00
Forfeited/cancelled	(4,672)	(2,000)	(6,672)	$16.90	$9.30-33.84
Expired	(2,000)	—	(2,000)	$46.00	$46.00
Options outstanding at April 30, 2007	310,505	28,600	339,105	$17.58	$6.90-51.00	6.3	$8,545
Vested and expected to vest at April 30, 2007	303,125	27,124	330,249	$17.68		6.2	$8,290
Exercisable at April 30, 2007	187,500	4,000	191,500	$20.51		5.6	$4,295

The table below presents information related to stock option activity for the three and six months ended April 30, 2007 and 2006:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Total intrinsic value of stock options exercised	$376	$219	$1,888	$346
Total fair value of stock options vested	$421	$403	$786	$832

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for each of the three and six month periods ended April 30, 2007 and 2006 was $0.2 million and $0.4 million, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2007 and 2006. For the three and six months ended April 30, 2007 and 2006, there were no excess tax benefit recognized resulting from share-based compensation cost.

As of April 30, 2007, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans, respectively. That cost is expected to be recognized over a weighted-average period of 1.53 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at April 30, 2007 and changes during the six months ended April 30, 2007 are presented below:

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at October 31, 2006	221,695	$8.64
Granted	12,000	$28.22
Vested	(79,418)	$9.90
Forfeited	(6,672)	$11.52
Non-vested at April 30, 2007	147,605	$9.42

Performance Units

The 2005 Option Plan also provides for the granting of performance units (“Units”). The Units are subject to forfeiture based on an annual EBITDA performance goal determined by the Board. If the Company’s EBITDA equals or exceeds forecasted EBITDA, no Units will be forfeited. If the Company’s EBITDA is between 80% and less than 100% of forecasted EBITDA, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage EBITDA is less than forecasted EBITDA. If EBITDA is below 80% of forecasted EBITDA, the employee will forfeit all Units.

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

Due to the cash settlement feature, the Units are liability classified and are recognized at fair value or a portion thereof, depending on the percentage of requisite service rendered at the reporting date, and are remeasured at each balance sheet date to the market value of the Company’s common stock at that reporting date.

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

On May 5, 2006, the Board of the Company approved the grant of Units to four executive officers of the Company, and on June 14, 2006, it approved similar grants to one executive officer and other employees of the Company. These grants were based on a fiscal 2006 EBITDA performance goal. 100% of the 2006 EBITDA target has been met.

On January 10, 2007, the Board of the Company approved the grant of Units to three executive officers and other employees of the Company based on a fiscal 2007 EBITDA performance goal of $73.1 million. At April 30, 2007, the Company believes it is probable that the 2007 EBITDA target will be met.

Total share-based compensation expense related to the Units was $0.8 million and $1.5 million for the three and six months ended April 30, 2007, respectively, and zero for each of the three and six months ended April 30, 2006, respectively.

The following table summarizes the Units as of April 30, 2007 and changes during the six months ended April 30, 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
	2005	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	Plan	Price	(years)	$(000)
Units outstanding at October 31, 2006	163,333	$0.00	2.6	$8,604
Units granted	29,700
Units exercised	—
Units forfeited or cancelled	(2,500)
Units outstanding at April 30, 2007	190,533	$0.00	2.2	$8,302
Vested and expected to vest at April 30, 2007	187,833		2.2	$8,187
Exercisable at April 30, 2007	—

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company’s 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and six months ended April 30, 2007, zero and 10,914 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan for the six-month purchase period ended December 31, 2006. During the three and six months ended April 30, 2006, zero and 19,790 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan for the six-month purchase period ended December 31, 2005.

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $46,000 and $85,000 for the three and six months ended April 30, 2007, respectively, and $44,000 and $84,000 for the three and six months ended April 30, 2006, respectively.

Treasury Shares

On August 2, 2006 and August 3, 2006, the Company repurchased 505,000 and 345,000 shares of the Company’s common stock, respectively, from Third Point LLC, a Delaware limited liability company (“Third Point”), Daniel S. Loeb, managing member of Third Point, and certain funds advised or managed by Third Point (collectively, “Sellers”). Pursuant to the terms of the Purchase Agreement, Sellers agreed to sell to the Company an aggregate of 850,000 shares of common stock of the Company for an aggregate cash purchase price of $30.6 million in cash (representing a per-share purchase price of $36.00) plus expenses of $0.7 million. At the time of the repurchase, the beneficial ownership of the Sellers was reduced from approximately 23% to approximately 15%. Under the Purchase Agreement, the Sellers also agreed, for a period of two years from the second closing date, among other things, not to directly or indirectly acquire any voting securities of the Company, engage in any proxy solicitations with respect to the Company, seek to control the Company or influence its policies or assist or encourage others to take any of the foregoing actions. Pursuant to their rights under a prior agreement with the Company, the Sellers requested that the Company file a registration statement with respect to the Sellers’ remaining shares, which was filed with the Securities and Exchange Commission and became effective on October 11, 2006.

In connection with the repurchase transactions, the Company also entered into a Termination and Amendment Agreement, dated as of August 2, 2006 (the “Termination and Amendment Agreement”), by and among the Company, the Sellers, Mr. Bradley Louis Radoff and Mr. Barba, the Company’s Chairman, President and Chief Executive Officer, which terminated the right of Sellers under a prior agreement to designate up to two persons to be appointed and elected to the Board.

In August 2006, the Board also authorized a $15.0 million stock repurchase program, separate from the repurchase from Third Point as discussed above. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. On March 13, 2007, the Company repurchased, under its stock repurchase program, 109,800 shares of the Company’s common stock at $42.50 per share (which represents a 2.2% discount from the closing price of $43.46 per share on March 7, 2007), totaling $4.7 million, from Third Point LLC and affiliates. At April 30, 2007, $10.3 million remained available for purchase under this program.

On May 9, 2007, the Company repurchased an additional 300,000 shares of its common stock from Third Point LLC and affiliates at $44.00 per share (which represents a 1.9% discount from the closing price on May 3, 2007 of $44.83 per share), totaling $13.2 million. Although this transaction was separately approved by the Board, the Board determined at such time that no amount remained available under the August 2006 repurchase program. See Note 15 for further discussion.

Preferred Shares

The Board may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(4)   Inventories

Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	April 30,	October 31,
	2007	2006
	(in thousands)
Raw materials	$35,200	$27,229
Finished goods	44,969	41,401
Supplies	2,867	2,501
	83,036	71,131
Less: Inventory reserve	631	591
Inventories, net	$82,405	$70,540

The last-in, first-out (LIFO) method was used for determining the cost of approximately 76% and 74% of total inventories at April 30, 2007 and October 31, 2006, respectively. Inventories would have increased by $9.7 million and $10.3 million at April 30, 2007 and October 31, 2006, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)   Debt

A summary of the components of debt is as follows:

	April 30,	October 31,
	2007	2006
	(in thousands)
Credit facility(a)	$959	$5,089
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	1,666	1,822
Foreign bank borrowings(d)	4,892	11,969
Total debt	182,517	193,880
Less: current portion	3,119	10,145
Long-term debt	$179,398	$183,735

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

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of $1.6 million and $8.4 million, with a weighted average interest rate of 8.25% and 7.6%, during the three months ended April 30, 2007 and 2006, respectively. The Company had average borrowings under the Credit Facility of $2.5 million and $4.3 million, with a weighted average interest rate of 8.25% and 7.47%, during the six months ended April 30, 2007 and 2006, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at April 30, 2007 and October 31, 2006 supported a borrowing base of $109.0 million and $119.3 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at April 30, 2007 and October 31, 2006 totaled $0.4 million and $0.5 million, respectively. Borrowings outstanding under the Credit Facility were $1.0 million and $5.1 million at April 30, 2007 and October 31, 2006, respectively. Therefore, availability at April 30, 2007 and October 31, 2006 under the Credit Facility was $107.6 million and $113.7 million, respectively.

The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of $216.3 million and $212.4 million at April 30, 2007 and October 31, 2006, respectively.

If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the Credit Facility is classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $97.0 million to $118.9 million during the six months ended April 30, 2007 and from $99.3 million to $124.5 million during the six months ended April 30, 2006.

The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company’s leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During the three months ended April 30, 2007 and 2006, the Company paid unused borrowing fees of approximately $91,000 and $88,000, respectively and $183,000 and $179,000 for the six months ended April 30, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Credit Facility is less than $20.0 million, a minimum EBITDA covenant is triggered and the Company would become subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at April 30, 2007 and October 31, 2006.

(b)   7.875% Senior Notes due 2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at April 30, 2007 and October 31, 2006.

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

During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three and six months ended April 30, 2007 and 2006, approximately $173,000 and $346,000, respectively, had been amortized into interest expense in the consolidated statements of operations.

(c)   Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $10.2 million at April 30, 2007.

(d)   Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains various secured credit facilities at its foreign subsidiaries with interest rates averaging 4.1% to 8.4% at April 30, 2007. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At April 30, 2007 and October 31, 2006, the aggregate amount outstanding under such facilities, and included within the foreign bank borrowings amount, was $4.9 million and $12.0 million, respectively. The current portion of these amounts was $2.7 million and $9.8 million at April 30, 2007 and October 31, 2006, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at April 30, 2007 and October 31, 2006 was $33.2 million and $44.2 million, respectively. There was $22.1 million and $11.9 million of additional availability under these facilities at April 30, 2007 and October 31, 2006, respectively. The Company guarantees certain debt of its foreign subsidiaries through corporate guarantees aggregating zero and $0.9 million at April 30, 2007 and October 31, 2006, respectively. The Company also guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling $12.4 million and $11.5 million at April 30, 2007 and October 31, 2006, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

(6)   Other Income (Expense)

For the three and six months ended April 30, 2007 and 2006, other income (expense), net in the consolidated statements of operations consists of the following:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Foreign currency exchange gains	$82	$53	$78	$189
Interest income	60	37	107	123
Write-off of FIAP’s accumulated foreign currency translation losses (see note 11)	—	—	—	(7,986)
Refund of overpaid withholding tax	—	475	—	475
Other miscellaneous	10	83	43	307
Total	$152	$648	$228	$(6,892)

(7)   Supplemental Cash Flow Disclosure

	For the Six Months Ended April 30,
	2007	2006
	(in thousands)
Cash paid during the period for interest	$7,621	$7,769
Cash paid during the period for income taxes	$571	$928

(8)   Segment and Geographic Information

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe. The segment operating results within the Pacific region in fiscal 2007 primarily represent the rental income on the land and building facilities located in Sydney, Australia that are being leased to a third party. See Note 12 for further discussion.

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2007
	North America
	United States	Canada	Europe	Pacific	Total
	(in thousands)
Sales—external customers	$145,229	$13,044	$29,518	$—	$187,791
Intersegment sales	6,642	71	—	—	6,713
Gross profit	30,167	2,765	3,146	—	36,078
Operating income	10,891	1,290	949	121	13,251

	For the Three Months Ended April 30, 2006
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$155,067	$12,802	$25,382	$193,251
Intersegment sales	6,097	109	—	6,206
Gross profit	37,308	2,690	3,072	43,070
Operating income	19,529	1,319	858	21,706

	For the Six Months Ended April 30, 2007
	North America
	United States	Canada	Europe	Pacific	Total
	(in thousands)
Sales—external customers	$284,640	$25,241	$57,245	$—	$367,126
Intersegment sales	12,032	75	—	—	12,107
Gross profit	68,990	5,374	5,827	—	80,191
Operating income	30,803	2,246	1,483	252	34,784

	For the Six Months Ended April 30, 2006
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$313,777	$23,560	$48,674	$386,011
Intersegment sales	11,050	798	—	11,848
Gross profit	71,260	4,989	4,750	80,999
Operating income	35,029	2,288	1,870	39,187

Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Custom films	$86,635	$91,878	$167,864	$189,866
Stretch (pallet) wrap	57,681	57,297	115,385	114,194
Polyvinyl chloride wrap	29,905	31,933	60,449	62,503
Printed and converted films	5,275	4,075	10,503	6,476
Other specialty	8,295	8,068	12,925	12,972
Total	$187,791	$193,251	$367,126	$386,011

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

The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$436	$455	$872	$910
Interest cost	285	249	570	498
Expected return on plan assets	(276)	(225)	(552)	(450)
Employee contributions	(143)	(128)	(286)	(256)
Amortization of prior service cost	38	19	76	38
Amortization of net actuarial loss	—	3	—	6
Net periodic benefit cost	$340	$373	$680	$746

Employer Contributions

For the six months ended April 30, 2007 and 2006, the Company contributed $0.7 million and $0.5 million, respectively, to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $0.9 million to fund its foreign defined benefit pension plans in fiscal 2007 for a total of $1.6 million.

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

The provision for income taxes for the three months ended April 30, 2007 was $3.4 million on income from continuing operations before the provision for income taxes of $9.5 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $0.3 million provision for state taxes in the United States, net of federal benefit (+3.5%); (ii) $0.1 million true-up of prior year’s estimated tax refund in New Zealand and in Canada (-1.5%); and (iii) $0.2 million utilization of net operating losses of the foreign operations (-1.6%).

The provision for income taxes for the six months ended April 30, 2007 was $10.3 million on income from continuing operations before the provision for income taxes of $27.1 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $1.0 million provision for state taxes in the United States, net of federal benefit (+3.8%), (ii) $0.1 million true-up of prior year’s estimated tax refund in New Zealand and in Canada (-0.3%), and (iii) $0.2 million utilization of net operating losses of the foreign operations (-0.8%).

The provision for income taxes for the three and six months ended April 30, 2006 was a provision of $5.9 million and $10.9 million on income from continuing operations before the provision for income taxes of $18.2 million and $24.1 million, respectively. The provision for income taxes for the three and six months ended April 30, 2006 excludes $0.3 million of tax benefits for foreign entities with net losses for which the Company had determined that it is more likely than not that the tax benefit will not be fully realized and includes the impact of a $0.9 million decrease in the valuation allowance relating to the deferred tax assets for capital loss carryforwards of the U.S. operations as a result of the recognition of capital gain income for U.S. tax purposes. No tax benefit had been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the six months ended April 30, 2006.

In February 2006, the Company divested AEP Belgium SA to a third-party European investor group in exchange for no cash consideration and the assignment of a note receivable due from AEP Belgium SA to the Company. As a result of the divestiture, the Company took a $25.7 million worthless stock deduction on its fiscal 2005 U.S. federal income tax return, which resulted in the recognition of a $6.0 million federal income tax benefit on the discontinued operations for the three and six months ended April 30, 2006.

(11)   Liquidation of Fabbrica Italiana Articoli Plastici SpA

In September 2003, the Company commenced liquidation of its Italian company, Fabbrica Italiana Articoli Plastici SpA (“FIAP”). On May 31, 2005, the Company signed a contract to sell the land and building of FIAP, for $7.5 million, before costs to sell and received a 20% deposit. Consummation of the sale occurred on January 13, 2006 with no further liabilities to the Company. The Company received net proceeds (including the deposit), after costs to sell, of $7.1 million. The Company also received from the buyer $1.4 million representing the value added tax portion of the sale which was remitted by FIAP to the tax authorities in May 2006. The Company recorded a gain on the sale of the land and building during the first quarter of fiscal 2006 of $1.4 million, which is recorded in gain on sales of property, plant and equipment, net on the consolidated statements of operations for the six months ended April 30, 2006.

As a result of the consummation of the sale of the land and building of FIAP in January 2006, the liquidation of FIAP was considered substantially completed at January 31, 2006, and as a result, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Company recognized a charge for the accumulated foreign currency losses of FIAP in the amount of $8.0 million. The expense has been recorded in other, net in the consolidated statements of operations for the six months ended April 30, 2006.

FIAP was legally liquidated effective December 19, 2006.

(12)   Discontinued Operations

United Kingdom

During the fourth quarter of fiscal 2006, the Company initiated steps to liquidate its United Kingdom (“UK”) operations, a component of the Company’s European segment that sold polyvinyl chloride film in the UK market. During the fourth quarter of fiscal 2006, the Company recorded a $2.2 million impairment charge against the assets of the UK company and a $2.4 million liability related to funding of the UK’s defined contribution plan, which was included in pre-tax loss from discontinued operations for that period. The liability is an estimate and is based on advice obtained from outside counsel on the extent of the Company’s pension liability to the previous employees of the UK company. There was no activity during the three and six months ended April 30, 2007 except for the net payment of minor expenses totaling zero and $19,000, respectively. Completion of the UK liquidation is dependent on scheduling done by the UK pension regulators and therefore the Company is unable to determine when the liquidation will be completed.

In November 2006, the U.S. company repaid its intercompany loan to the UK operations in the amount of $2.4 million. The repayment proceeds are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheets at April 30, 2007. All interest earned on the escrow account, also included in assets of discontinued operations on the consolidated balance sheets, is restricted and can only be used to fund the defined contribution plan.

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

The sale of all the Company’s equity interest in Bordex was completed on July 28, 2006 to a French supplier. Net proceeds from the sale, after all costs to sell, was $0.9 million and is subject to closing balance sheet adjustments, expected to be settled in July 2007. The Company recorded a gain from disposition through discontinued operations of $0.1 million in the third quarter of fiscal 2006 resulting primarily from an increase in the sale price from the original estimate.

The sale of the Pacific operations in May 2005 excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. The carrying value of the property at April 30, 2007 and October 31, 2006 is $7.7 million and $7.2 million, respectively and is included in property, plant and equipment on the consolidated balance sheets. Pursuant to the sale agreement, the Australia buyer had the option to occupy this property rent free for a period not to exceed 1 ½ years, after which the buyer could either lease or vacate the property. During April 2006, the buyer exercised its option for a five-year lease commencing May 2, 2006 with rent of approximately $750,000 per annum plus 3.5% per year increases. The Company is currently exploring strategic alternatives for the land and building in Sydney, Australia. There are no assurances that the exploration of strategic alternatives for this Australian property will result in a consummated transaction.

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

The Company has taken a $25.8 million worthless stock deduction on its fiscal 2005 U.S. federal income tax return associated with the Belgium operation and will be taking a $24.9 million worthless stock deduction on its fiscal 2006 U.S. federal income tax return associated with the Australian operation, which resulted in the recognition of a $9.9 million and a $9.5 million income tax benefit, respectively. The income tax benefits were recognized during the third and fourth quarter of fiscal 2006 in discontinued operations. The deferred tax asset associated with these tax benefits was recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. for the first half of fiscal 2007.

Spain

During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. As a result of the completion of the liquidation, the Company will be taking a $23.0 million worthless stock deduction on its fiscal 2006 U.S. federal income tax return, which resulted in the recognition of an $8.8 million income tax benefit on the discontinued operations for the fiscal year ended October 31, 2006. The deferred tax asset associated with this tax benefit was recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. for the first half of fiscal 2007.

During the first quarter of fiscal 2006, the Spanish subsidiary received the final payment of $1.4 million related to the sale of its machinery and equipment. The buyers received all of the machinery and equipment in the fourth quarter of fiscal 2006. The total payment received on the sale of Spain’s machinery and equipment was $1.7 million, resulting in a gain on disposal of machinery and equipment, after costs to sell, of $0.4 million and was included in pre-tax income from discontinued operations during the second, third and fourth quarters of fiscal 2006.

The Spanish liquidation committee met in February 2007 and approved final allocation of Spain’s assets. The U.S. company received $0.6 million in February 2007 as partial repayment of intercompany loans. Final dissolution of the Spanish company and repayment of additional monies to the U.S. is expected by October 2007, after all settlements have been made.

Condensed financial information related to these discontinued operations is as follows:

	For the Three Months Ended April 30, 2007
	Spain	UK	Total
	(in thousands)
Net sales	$—	$—	$—
Gross profit	—	—	—
Pre-tax income from discontinued operations	50	—	50
Provision for income taxes	—	—	—
Income from discontinued operations	$50	$—	$50

	For the Three Months Ended April 30, 2006
	Spain	Bordex	Belgium	UK	Total
	(in thousands)
Net sales	$—	$4,138	$1,837	$—	$5,975
Gross profit	—	638	518	—	1,156
Pre-tax income (loss) from discontinued operations	96	53	313	(532)	(70)
Loss from disposition	—	—	(43)	—	(43)
Income tax benefit	—	(20)	(6,000)	—	(6,020)
Income (loss) from discontinued operations	$96	$73	$6,270	(532)	$5,907

	For the Six Months Ended April 30, 2007
	Spain	UK	Total
	(in thousands)
Net sales	$—	$—	$—
Gross profit	—	—	—
Pre-tax income (loss) from discontinued operations	50	(19)	31
Provision for income taxes	—	—	—
Income (loss) from discontinued operations	$50	$(19)	$31

	For the Six Months Ended April 30, 2006
	Spain	Bordex	Belgium	UK	Total
	(in thousands)
Net sales	$—	$8,068	$7,561	$—	$15,629
Gross profit	—	1,293	967	—	2,260
Pre-tax income (loss) from discontinued operations	(78)	133	140	(953)	(758)
Loss from disposition	—	—	(43)	—	(43)
Income tax benefit	—	—	(6,000)	—	(6,000)
(Loss) income from discontinued operations	$(78)	$133	$6,097	$(953)	$5,199

Assets and liabilities of the discontinued operations are comprised of the following at April 30, 2007:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$1,424	$—	$1,424
Other assets	—	2,629	2,629
Total assets	$1,424	$2,629	$4,053
Liabilities:
Accounts payable	$691	$—	$691
Accrued expenses	224	2,755	2,979
Total liabilities	$915	$2,755	$3,670

Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2006:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$1,988	$34	$2,022
Other assets	—	16	16
Total assets	$1,988	$50	$2,038
Liabilities:
Accounts payable	$646	$158	$804
Accrued expenses	276	2,421	2,697
Total liabilities	$922	$2,579	$3,501

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

Contingencies:

A collective bargaining agreement in the California plant covering 118 employees expired in February 2007. The Company has been granted an extension, mutually agreed upon by the union, until June 30, 2007. Failure to renew this agreement on a timely basis could result in a strike. In the event of such action, the Company has a plan to continue servicing its customers without disruption.

Employment Contracts:

On May 9, 2005, the Company entered into employment agreements with each of the following executives of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements were effective as of November 1, 2004 and have an initial term of three years and will be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. The employment agreements also include terms relating to severance upon termination or a change of control, confidentiality, non-competition, non-solicitation and other customary matters.

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

Upon further examination of the condition of certain production lines acquired and the cost required to repair these machines, the Company reduced the purchase price allocated to machinery and equipment by $0.9 million during the first quarter of fiscal 2007. However, during the second quarter of fiscal 2007, certain machinery previously written down to zero, was sold for total cash proceeds of $175,000. In accordance with SFAS 141, the Company allocated the differences to goodwill.

The following table summarizes the final allocation of the purchase price to Mercury’s assets and liabilities:

(in thousands)
Assets acquired:
Inventories	$1,799
Machinery and equipment	8,424
Customer list	350
Goodwill	1,423
Total assets acquired	11,996
Liabilities assumed:
Unfavorable operating lease	197
Total liabilities assumed	197
Net assets acquired	$11,799

The customer list is included in other long-term assets in the consolidated balance sheets at April 30, 2007 and October 31, 2006 and is being amortized on a straight-line basis over six years. Amortization expense for the three and six months ended April 30, 2007 was approximately $15,000 and $30,000, respectively.

(15)   Subsequent Events

On May 2, 2007, the Company announced its intentions to explore strategic alternatives for its subsidiary in the Netherlands, AEP Industries Nederland B.V. AEP has hired investment bankers from ABN AMRO to assist the company with the process. There can be no assurance that the exploration of strategic alternatives will result in a consummated transaction.

On May 4, 2007, the Company entered into an agreement with Third Point LLC and affiliates to repurchase 300,000 shares of its common stock at $44.00 per share (which represents a 1.9% discount from the closing price on May 3, 2007 of $44.83 per share). The repurchase totaling $13.2 million was completed on May 9, 2007 and was funded with cash on hand. The Board had previously approved a $15.0 million stock repurchase program in August 2006, which had $10.3 million remaining prior to the foregoing transaction. Although this transaction was separately approved by the Board, the Board at such time determined that no amount remained available under such repurchase program.

On June 8, 2007, the Company’s Board of Directors authorized a new stock repurchase program (the “2007 repurchase program”) under which the Company, at its discretion, may purchase additional shares of its common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The amount the Company may repurchase is subject to limitations set forth in its debt covenants.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future, such as our ability to generate sufficient working capital, the amount of Excess Availability under our Credit Facility, our expected operating sales and profit and our ability to generate sufficient funds to meet our cash requirements. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; expected disposal and proceeds received from discontinued operations and assets held for sale; changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; and other factors described in our Annual Report on Form 10-K for the year ended October 31, 2006 and our other reports filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Fiscal 2007 Developments

Prices for resins in North America were lower during the three and six months ended April 30, 2007 as compared to the three and six months ended April 30, 2006 (an average decrease of $0.11 per pound (or 16%) and $0.18 per pound (or 25%), respectively).  However, we experienced higher average resin prices during the second quarter of fiscal 2007 in comparison to the first quarter of fiscal 2007. Further increases ranging between $0.04 and $0.07 per pound, depending on resin grade, have been announced in May. At this time, it is uncertain that these announced increases will become effective. In Europe, resin prices have increased approximately $0.015 per pound or 2% during the first six months of fiscal 2007. We anticipate that worldwide resin prices during fiscal 2007 will continue to be effected by changes in fuel and natural gas prices. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices continue to increase.

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

Results of Operations—Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006

The following table presents unaudited selected financial data for the three months ended April 30, 2007 and 2006 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	April 30, 2007		April 30, 2006		% increase	$
	$	$ Per lb. sold	$	$ Per lb. sold	(decrease) of $	increase (decrease)
	(in thousands, except for per pound data)
Net sales	$187,791	$0.99	$193,251	$1.10	(2.8)%	$(5,460)
Gross profit	36,078	0.19	43,070	0.25	(16.2)%	(6,992)
Operating expenses:
Delivery	8,750	0.05	8,209	0.05	6.6%	541
Selling	8,456	0.04	7,631	0.04	10.8%	825
General and administrative	5,625	0.03	5,568	0.03	1.0%	57
Total operating expenses	$22,831	$0.12	$21,408	$0.12	6.6%	$1,423
Pounds sold		190,183		174,992

Consolidated

Net sales decreased 3% in the second quarter of fiscal 2007 to $187.8 million compared with $193.3 million in the second quarter of fiscal 2006, despite a 9% increase in sales volume. The decrease is primarily the result of a 12% decrease in average selling prices, driven by lower resin costs.  The effect of foreign exchange on net sales in the 2007 period was a net positive $2.6 million, primarily reflecting the impact of the strengthened European currency.

Gross profit for the second quarter of fiscal 2007 decreased $7.0 million to $36.1 million as compared to $43.1 million in the same quarter of the prior year. The decrease in gross profit for the second quarter of fiscal 2007 was largely due to a $6.3 million increase in our LIFO inventory reserves resulting from resin price increases during the second quarter of fiscal 2007 as compared to a $10.1 million decrease in our LIFO inventory reserves during the second quarter of fiscal 2006. The effect of foreign exchange on gross profit in the 2007 period was a net positive $0.3 million.

North America

Net sales in North America decreased $9.6 million to $158.3 million for the three months ended April 30, 2007 from $167.9 million in the same period in the prior fiscal year. The decrease was primarily due to a 14% decrease in per pound average selling prices, reflective of lower resin costs as compared to the prior period which negatively affected net sales by $23.6 million, partially offset by a 10% increase in sales volume, which positively affected net sales by $14.1 million. The increase in sales volume was primarily due to an increase in customer demand, primarily in our custom and stretch markets.  Fiscal 2007 also included $0.1 million of negative impact of foreign exchange relating to our Canadian operations.

Gross profit in North America decreased $7.1 million, or 18%, to $32.9 million for the quarter ended April 30, 2007, primarily due to a $6.3 million increase of LIFO inventory reserves compared to a $10.1 million decrease in the same period of the prior year and a reduction in material margins resulting from resin price increases, partially offset by an increase in sales volume.

Europe

Net sales in Europe for the three months ended April 30, 2007 increased $4.1 million to $29.5 million from $25.4 million for the three months ended April 30, 2006. This increase for the period included the positive impact of foreign exchange of $2.7 million combined with a 2% increase in sales volume and a 3% increase in per pound average selling prices. Increases in selling prices were primarily due to a favorable change in product mix, with greater sales in the printed and laminate business, and an increase in resin prices.  Gross profit in Europe increased $0.1 million, or 2%, to $3.2 million for the three months ended April 30, 2007 compared to the three months ended April 30, 2006, primarily due to a favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies. The increase in gross profit in Europe also includes a positive effect of $0.3 million related to foreign exchange.

Consolidated Operating Expenses

Operating expenses for the three months ended April 30, 2007 increased $1.4 million, or 7%, to $22.8 million from the comparable period in the prior fiscal year. The increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold and $0.6 million of increased compensation costs recorded in accordance with SFAS 123R for our stock options and performance units, partially mitigated by a decrease in audit and consulting fees associated with compliance with the Sarbanes-Oxley Act of 2002. Fiscal 2007 includes $0.2 million of foreign exchange negatively impacting total operating expenses.

Consolidated Interest Expense

Interest expense for the three month period ended April 30, 2007 decreased $0.2 million to $3.9 million from $4.1 million in the prior period. Interest expense on our Credit Facility decreased $0.1 million resulting from lower average borrowings during the quarter ended April 30, 2007 as compared to the same period in the prior fiscal year, partially offset by higher interest rates on Credit Facility borrowings. Interest expense in our foreign locations decreased $0.1 million primarily due to reduced borrowings during the quarter ended April 30, 2007 as compared to the same period in the prior fiscal year.

Consolidated Other, net

Other, net for the three months ended April 30, 2007 amounted to $0.2 million in income as compared to $0.6 million in income for the same period in the prior period. During the prior period, we received a $0.5 million refund of excess payroll withholding tax payments made in Australia. The remaining change is an increase in other income of $0.1 million and is primarily attributable to higher foreign currency gains and interest income in the current period as compared to the prior period resulting from an increase in the number of hedge contracts settled in each period, change in foreign exchange rates, an increase in unrealized gains on foreign currency denominated payables and receivables and greater interest income.

Consolidated Income Tax Provision

The provision for income taxes for the three months ended April 30, 2007 was $3.4 million on income from continuing operations before the provision for income taxes of $9.5 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $0.3 million provision for state taxes in the United States, net of federal benefit (+3.5%); (ii) $0.1 million true-up of prior year’s estimated tax refund in New Zealand and in Canada (-1.5%); and (iii) $0.2 million utilization of net operating losses of the foreign operations (-1.6%).

The provision for income taxes for the three months ended April 30, 2006 was a provision of $5.9 million on income from continuing operations before the provision for income taxes of $18.2 million. The provision for income taxes for the three months ended April 30, 2006 excludes $0.3 million of tax benefits for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized and the impact of a $0.5 million decrease in the valuation allowance relating to the deferred tax assets of our foreign entities.

Results of Discontinued Operations—Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006

During the fourth quarter of fiscal 2006, we initiated steps to liquidate our United Kingdom operations. The financial statements at and for the three months ended April 30, 2006 have been restated to reflect the UK operations as discontinued operations and are included as such in the discussion below. The financial statements at and for the three months ended April 30, 2006 also include as discontinued operations the operations of AEP Bordex BV and AEP Belgium SA, subsidiaries that were a part of our fiscal 2005 plan to dispose of certain foreign subsidiaries and were sold in fiscal 2006, and our Spanish operation. A consolidated summary of the operating results of discontinued operations for the three months ended April 30, 2007 and 2006 is as follows:

	For the Three Months Ended April 30,
	2007	2006
	(in thousands)
Net sales	$—	$5,975
Gross profit	—	1,156
Pre-tax income (loss) from discontinued operations	50	(70)
Loss from disposition	—	(43)
Income tax benefit	—	(6,020)
Income from discontinued operations	$50	$5,907

Net sales and gross profit of the discontinued operations for the three months ended April 30, 2006 include the results of our Belgium and Bordex operations, which were sold in February 2006 and July 2006, respectively. The pre-tax income from discontinued operations for the three months ended April 30, 2007 primarily represent interest income and foreign exchange gains of our Spanish operation. Included in the pre-tax loss from discontinued operations for the three months ended April 30, 2006 are $0.5 million of expenses related to our UK operation and $0.1 million of income related to our Spanish subsidiary which was placed into liquidation in fiscal 2004.

In February 2006, we divested AEP Belgium SA to a third-party European investor group in exchange for no consideration and the assignment of a note receivable due from AEP Belgium SA to us. As a result of the divestiture, we took a $25.7 million worthless stock deduction on our fiscal 2005 U.S. federal income tax return, which resulted in the recognition of a $6.0 million income tax benefit on the discontinued operations for the three months ended April 30, 2006.

Results of Operations—First Six Months of 2007 Compared to First Six Months of 2006

The following table presents unaudited selected financial data for the six months ended April 30, 2007 and 2006 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended
	April 30, 2007		April 30, 2006		% increase	$
	$	$ Per lb. sold	$	$ Per lb. sold	(decrease) of $	increase (decrease)
	(in thousands, except for per pound data)
Net sales	$367,126	$1.01	$386,011	$1.14	(4.9)%	$(18,885)
Gross profit	80,191	0.22	80,999	0.24	(1.0)%	(808)
Operating expenses:
Delivery	17,182	0.05	16,152	0.05	6.4%	1,030
Selling	16,809	0.04	15,245	0.04	10.3%	1,564
General and administrative	11,420	0.03	11,886	0.04	(3.9)%	(466)
Total operating expenses	$45,411	$0.12	$43,283	$0.13	4.9%	$2,128
Pounds sold		365,294		338,737

Consolidated

For the first six months of fiscal 2007, net sales decreased $18.9 million or 5% to $367.1 million compared with $386.0 million in the same period last year. The decrease in net sales was the result of 13% unit price decreases resulting from resin price decreases mitigated by a sales volume increase of 8% combined with the net positive impact of foreign exchange of $5.0 million, primarily reflecting the impact of the strengthened European currency.

For the first six months of fiscal 2007, gross profit decreased $0.8 million, or 1%, to $80.2 million from $81.0 million recorded in the first half of fiscal 2006. The decrease in gross profit is primarily due to a delayed sales price response during the second quarter to rising resin costs and $0.4 million in additional expense related to share-based compensation. The effect of the LIFO inventory reserve in the 2007 fiscal year to date results was to increase gross profit by $0.6 million; the effect of the LIFO inventory reserve in the same period of 2006 was to increase gross profit by $9.2 million. The net effect of foreign exchange on gross profit in the first half of 2007 was a positive $0.5 million.

North America

Net sales in North America decreased $27.4 million to $309.9 million for the six months ended April 30, 2007 from $337.3 million in the same period in the prior fiscal year. The decrease was primarily due to a 15% decrease in per pound average selling prices, attributable to lower resin costs during the comparable periods, mitigated by a 9% increase in sales volume resulting from increased customer demand, primarily in our stretch market.

Gross profit in North America decreased $1.9 million, or 2%, to $74.4 million for the six months ended April 30, 2007, primarily due to a decrease in selling prices which decreased gross profit by $8.1 million coupled with an increase in share-based compensation expense of $0.4 million, mitigated by an increase in sales volume, which increased gross profit by $6.5 million. The effect of the LIFO inventory reserve in the 2007 fiscal year to date results was to increase gross profit by $0.6 million; the effect of the LIFO inventory reserve in the same period of 2006 was to increase gross profit by $9.2 million. The gross profit in the prior period of the North American operations also includes $0.1 million of an impairment loss related to the Gainesville land and building.

Europe

Net sales in Europe for the six months ended April 30, 2007 were $57.2 million, an increase of $8.5 million from the six months ended April 30, 2006. This increase includes the positive impact of foreign exchange of $5.0 million combined with a 4% increase in sales volume and a 3% increase in per pound average selling prices. Increases in selling prices were primarily due to a favorable change in product mix with greater sales in the printed and laminate businesses. Gross profit in Europe increased $1.1 million, or 23%, to $5.8 million for the six months ended April 30, 2007 compared to the six months ended April 30, 2006. This increase is primarily due to the favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies.

Consolidated Operating Expenses

Operating expenses for the six months ended April 30, 2007 increased $2.1 million, or 5%, to $45.4 million from the comparable period in the prior fiscal year. Fiscal 2007 includes $0.4 million of foreign exchange negatively impacting total operating expenses. The remaining increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold and $1.1 million of increased compensation costs recorded in accordance with SFAS 123R for our stock options and performance units, partially mitigated by a decrease in audit and consulting fees associated with compliance with the Sarbanes-Oxley Act of 2002 and lower general and administrative costs in our FIAP operation (liquidation completed in December 2006).

Consolidated Other Operating Income

Other operating income for the six months ended April 30, 2007 was $4,000 in income and represented net gains on sales of fixed assets as compared to $1.5 million in income during the prior period, which primarily was the result of the gain on sale of our FIAP land and building in January 2006 producing a gain, after costs to sell, of $1.4 million.

Consolidated Interest Expense

Interest expense for the six month period ended April 30, 2007 decreased $0.2 million to $7.9 million from $8.1 million in the prior period, resulting primarily from decreased interest expense in our foreign locations of $0.2 million primarily due to reduced borrowings during the six months ended April 30, 2007 as compared to the same period in the prior fiscal year.

Consolidated Other, net

Other, net for the six months ended April 30, 2007 amounted to $0.2 million in income as compared to $6.9 million in expense for the same period in the prior period. During the prior period, we charged operations $8.0 million for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52, “Foreign Currency Translation” and we received a refund of $0.5 million for excess payroll withholding tax payments made in Australia. The remaining change is primarily attributable to less foreign currency gains in the current period as compared to the prior period resulting from a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and a decrease in unrealized gains on foreign currency denominated payables and receivable.

Consolidated Income Tax Provision

The provision for income taxes for the six months ended April 30, 2007 was $10.3 million on income from continuing operations before the provision for income taxes of $27.1 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $1.0 million provision for state taxes in the United States, net of federal benefit (+3.8%);

(ii) $0.1 million true-up of prior year’s estimated tax refund in New Zealand and in Canada (-0.3%); and (iii) $0.2 million utilization of net operating losses of the foreign operations (-0.8%).

The provision for income taxes for the six months ended April 30, 2006 was $10.9 million on income from continuing operations before the provision for income taxes of $24.1 million. The provision for income taxes for the six months ended April 30, 2006 excludes $0.3 million of tax benefits for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized and the impact of a $0.9 million decrease in the valuation allowance relating to the deferred tax assets for capital loss carryforwards of the U.S. operations as a result of the recognition of capital gain income for U.S. tax purposes. No tax benefit was recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the three and six months ended April 30, 2006.

Results of Discontinued Operations—First Six Months of 2007 Compared to First Six Months of 2006

During the fourth quarter of fiscal 2006, we initiated steps to liquidate our United Kingdom operations. The financial statements at and for the six months ended April 30, 2006 have been restated to reflect the UK operations as discontinued operations and are included as such in the discussion below. The financial statements at and for the six months ended April 30, 2006 also include as discontinued operations the operations of AEP Bordex BV and AEP Belgium SA, subsidiaries that were a part of our fiscal 2005 plan to dispose of certain foreign subsidiaries and were sold in fiscal 2006, and our Spanish operation. A consolidated summary of the operating results of discontinued operations for the six months ended April 30, 2007 and 2006 is as follows:

	For the Six Months Ended April 30,
	2007	2006
	(in thousands)
Net sales	$—	$15,629
Gross profit	—	2,260
Pre-tax income (loss) from discontinued operations	31	(758)
Loss from disposition	—	(43)
Income tax benefit	—	(6,000)
Income from discontinued operations	$31	$5,199

Net sales and gross profit of the discontinued operations for the six months ended April 30, 2006 include the results of our Belgium and Bordex operations, which were sold in February 2006 and July 2006, respectively. The pre-tax income from discontinued operations for the six months ended April 30, 2007 primarily represent interest income earned by our Spanish operation offset by expenses incurred by our UK operations during the period. Included in the pre-tax loss from discontinued operations for the six months ended April 30, 2006, are $1.0 million of expenses related to our UK operations and $0.1 million of expense related to our Spanish subsidiary which was placed into liquidation in fiscal 2004.

In February 2006, we divested AEP Belgium SA to a third-party European investor group in exchange for no consideration and the assignment of a note receivable due from AEP Belgium SA to us. As a result of the divestiture, we took a $25.7 million worthless stock deduction on our fiscal 2005 U.S. federal income tax return, which resulted in the recognition of a $6.0 million income tax benefit on the discontinued operations for the six months ended April 30, 2006.

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service, capital expenditures and to buy back common shares of our stock.

We ended the first half of fiscal 2007 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $178.9 million, compared with $192.5 million at the end of fiscal 2006. During the six months ended April 30, 2007, the U.S. company repaid in November 2006 its intercompany loan to the UK operation in the amount of $2.4 million. The repayment proceeds are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheet at April 30, 2007.

Our working capital amounted to $102.3 million at April 30, 2007 compared to $85.5 million at October 31, 2006. The increase in working capital of $16.8 million was substantially due to an increase in inventories resulting primarily from our increased investment in raw materials, a decrease in accrued expenses, primarily from bonus payments accrued at October 31, 2006 and made in December and January 2007, and a decrease in short term borrowings of our foreign operations.

We believe that our cash and cash equivalents on hand at April 30, 2007, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At April 30, 2007, we had an aggregate of $129.7 million available under our various credit facilities.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our continuing operations and net cash flows from our discontinued operations for each of the six months ended April 30, 2007 and 2006:

	For the Six Months
	Ended April 30,
	2007	2006
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$26,282	$15,287
Investing activities	(5,700)	(23,274)
Financing activities	(15,900)	960
Net cash (used in) provided by discontinued operations	(1,788)	854
Effect of exchange rate changes on cash and cash equivalents	(651)	550
Increase (decrease) in cash and cash equivalents	$2,243	$(5,623)

Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $3.6 million at April 30, 2007, as compared to $1.4 million at October 31, 2006. Net cash provided by operating activities from continuing operations during the six months ended April 30, 2007 was $26.3 million, primarily comprised of income from continuing operations of $16.8 million adjusted for non-cash operating charges totaling $21.5 million. Cash used in operating activities primarily includes a $10.6 million net increase in inventories, a $2.0 million increase in other current assets as a result of the timing of insurance prepayments and a $6.1 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2006 and made in December and January 2007, partially offset by a $6.0 million increase in accounts payable.

Investing Activities

Net cash used in investing activities during the six months ended April 30, 2007 was $5.7 million, resulting primarily from capital expenditures of $5.9 million.

Financing Activities

Net cash used in financing activities during the six months ended April 30, 2007 was $15.9 million, resulting from repayments of our Credit Facility, Pennsylvania loans and foreign borrowings totaling $11.7 million, repurchase of our common stock for $4.7 million, and $0.9 million of capital lease principal payments, partially offset by $1.4 million proceeds related to the issuance of common stock and exercise of employee stock options.

Discontinued Operations

The net cash used by our discontinued operations during the six months ended April 30, 2007 of $1.8 million resulted primarily from the deposit of $2.4 million by the UK subsidiary into an escrow account awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan partially offset by a $0.6 million partial repayment by our Spanish subsidiary to the U.S. company of intercompany loans.

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

We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of $1.6 million and $8.4 million, with a weighted average interest rate of 8.25% and 7.6%, during the three months ended April 30, 2007 and 2006, respectively. We had average borrowings under the Credit Facility of $2.5 million and $4.3 million, with a weighted average interest rate of 8.25% and 7.47%, during the six months ended April 30, 2007 and 2006, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at April 30, 2007 and October 31, 2006 supported a borrowing base of $109.0 million and $119.3 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at April 30, 2007 and October 31, 2006 totaled $0.4 million and $0.5 million, respectively. Borrowings outstanding under the Credit Facility were $1.0 million and $5.1 million at April 30, 2007 and October 31, 2006, respectively. Therefore, availability at April 30, 2007 and October 31, 2006 under the Credit Facility was $107.6 million and $113.7 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain secured credit facilities at our foreign subsidiaries with interest rates averaging 4.1% to 8.4% at April 30, 2007. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At April 30, 2007 and October 31, 2006, the aggregate amount outstanding under such facilities was $4.9 million and $12.0 million, respectively. The current portion of these amounts was $2.7 million and $9.8 million at April 30, 2007 and October 31, 2006, respectively. Availability under our various foreign credit facilities at April 30, 2007 and October 31, 2006 was $22.1 million and $11.9 million, respectively.

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Share Repurchases

On August 2, 2006 and August 3, 2006, we repurchased 505,000 shares and 345,000 shares of our common stock, respectively, from Third Point LLC, a Delaware limited liability company (“Third Point”), Daniel S. Loeb, managing member of Third Point, and certain funds advised or managed by Third Point (collectively, “Sellers”). Pursuant to the terms of the Purchase Agreement, Sellers agreed to sell to us an aggregate of 850,000 shares of our common stock for an aggregate cash purchase price of $30.6 million in cash (representing a per-share purchase price of $36.00). Cash on hand in the U.S. ($21.0 million) coupled with borrowings under the Credit Facility were used to finance this transaction.

In August 2006, the Board also authorized a $15.0 million stock repurchase program, separate from the repurchase from Third Point as discussed above. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. On March 13, 2007, we repurchased, under our stock repurchase program, 109,800 shares of the our stock at $42.50 per share, totaling $4.7 million, from Third Point LLC and affiliates which was funded with cash on hand. At April 30, 2007, $10.3 million remained available for purchase under this program. On May 9, 2007, we repurchased an additional 300,000 shares of our common stock from Third Point LLC and affiliates at $44.00 per share, totaling $13.2 million, which was funded with cash on hand. Although this transaction was separately approved by the Board, the Board determined at such time that no amount remained available under the August 2006 repurchase program.

On June 8, 2007, our Board of Directors authorized a new stock repurchase program (the “2007 repurchase program”) under which we, at our discretion, may purchase additional shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. The amount we may repurchase is subject to limitations set forth in our debt covenants.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of April 30, 2007 are as follows:

	For the Fiscal Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitments
	(in thousands)
2007 balance of the year	$2,730	$6,981	$1,018	$2,673	$13,402
2008	793	13,939	1,003	3,966	19,701
2009	800	13,906	89	2,689	17,484
2010	808	13,873	17	1,864	16,562
2011	1,671	13,881	—	842	16,394
Thereafter(1)	175,715	20,672	—	2,472	198,859
Total	$182,517	$83,252	$2,127	$14,506	$282,402

(1)          Borrowings include $175.0 million Senior Notes due on March 15, 2013.

In addition to the amounts reflected in the table above:

We had $6.0 million of unfunded pension benefit obligations at October 31, 2006 related to our Canadian and Holland operations. For the six months ended April 30, 2007, we contributed $0.7 million to our foreign defined benefit pension plans. Presently, we anticipate contributing an additional $0.9 million to fund our foreign defined benefit pension plans in fiscal 2007 for a total of $1.6 million.

Due to recent changes in the law, we will contribute cash to the employees’ 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), effective for the 2006 plan year contributions and thereafter, instead of shares of our common stock as we had done in prior years. We contributed $1.9 million in cash in February 2007 to the ESOP in fulfillment of the 2006 ESOP contribution requirement.

We anticipate spending $10 million to $15 million on capital expenditures during fiscal 2007, which includes the purchase of a 10-color print press for our Kentucky location (a $1.4 million deposit was made during the first quarter of fiscal 2007), expansion of our Pennsylvania and Georgia plants and the addition of blown film capacity. The projects, not all of which have yet been approved by our Board, are expected to be completed in early fiscal 2008.

At April 30, 2007, we had $10.3 million remaining under the $15.0 million stock repurchase program approved by our Board in August 2006. On May 9, 2007, we repurchased an additional 300,000 shares of our common stock from Third Point LLC and affiliates at $44.00 per share. This repurchase totaling $13.2 million was funded with cash on hand. Although this transaction was separately approved by our Board, the Board determined at such time that no amount remained available under the August 2006 repurchase program.

On June 8, 2007, our Board of Directors authorized the 2007 repurchase program under which we, at our discretion, may purchase additional shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. The amount we may repurchase is subject to limitations set forth in our debt covenants.

Other Liquidity Items

Although we recorded $28.2 million in income tax benefits relating to worthless stock deductions in discontinued operations during fiscal 2006, the continuing operations will benefit by reduced future taxes payable. Based on our projection of taxable income, we expect to realize the cash benefits in fiscal 2007.

With regards to the liquidation of the UK operations, the U.S. company repaid its intercompany loan to the UK operations in the amount of $2.4 million in November 2006. The repayment proceeds are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan. All interest earned on the escrow account will be used to fund the UK defined contribution plan.

The liquidation of FIAP and Spain was completed in December 2006 and February 2007, respectively. $0.6 million has been returned to the U.S. company as partial repayment of intercompany loans and we expect an additional $1.2 million by October 31, 2007. Included in this amount is a deposit that was being held in Spain related to a tax contingency. The deposit will be returned in exchange for a guarantee by the U.S. company.

We are currently exploring strategic alternatives for our subsidiary in the Netherlands and our land and building in Sydney, Australia. There are no assurances that the exploration of strategic alternatives for our Netherlands operation or our Australian property will result in a consummated transaction.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Contingencies

A collective bargaining agreement in the California plant covering 118 employees expired in February 2007. We have been granted an extension, mutually agreed upon by the union, until June 30, 2007. Failure to renew this agreement on a timely basis could result in a strike. In the event of such action, we have a plan to continue servicing its customers without disruption.

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

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed with the U.S. Securities and Exchange Commission on January 16, 2007.

There were no material changes to our critical accounting policies during the six months ended April 30, 2007.

New Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in the consolidated statements of income at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective for our fiscal year beginning November 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We are currently evaluating the effects, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires an employer to: (a) recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for our fiscal year ending October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for our fiscal year ending October 31, 2009. While the funded status of our defined benefit plans has been disclosed in our Annual Report on Form 10-K for the year ended October 31, 2006, we have not determined the income tax and foreign currency effects, if any, the adoption of SFAS 158 will have on our consolidated financial statements.

On September 13, 2006, the Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for our fiscal year ending October 31, 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the effect that SAB 108 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us for our fiscal year beginning November 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes, should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to our financial reports for the interim reporting period beginning February 1, 2007. On adoption of EITF 06-3, we continued to present revenues net of taxes and therefore, the adoption of EITF 06-3 had no impact on the presentation of our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. The adoption of SFAS 155 on November 1, 2006 had no impact on our consolidated financial statements.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2007, the carrying value of our total debt was $182.5 million of which $179.2 million was fixed rate debt. As of April 30, 2007, the estimated fair value of our fixed rate debt was $185.1 million.

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

As of April 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of April 30, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

We are involved in routine litigation in the normal course of our business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of common stock in the three months ended April 30, 2007:

2007	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February	—		—	—	$15,000,000	(1)
March	109,800	(2)	$42.50	109,800	$10,333,500
April	—		—	—	10,333,500
Total	109,800		$42.50	109,800	$10,333,500	(3)

(1)   In August 2006, our Board authorized a $15 million stock repurchase program.

(2)          These shares were repurchased on March 13, 2007 from Third Point LLC and affiliates in a private transaction.

(3)          On May 9, 2007, we repurchased an additional 300,000 shares of common stock from Third Point LLC and affiliates in a private transaction. Following such transaction, no further shares may be purchased under the August 2006 stock repurchase program.

On June 8, 2007, our Board of Directors authorized the 2007 repurchase program under which we, at our discretion, may purchase additional shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. The amount we may repurchase is subject to limitations set forth in our debt covenants.

Item 3.                        Defaults upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders on April 10, 2007, stockholders elected the three Class C director nominees to serve three-year terms and ratified the appointment of KPMG LLP as our independent registered public accounting firm for the year ending October 31, 2007. The results of the voting are shown below*:

Proposal 1—Election of Directors

Class C Nominees	Votes For	Votes Withheld
J. Brendan Barba	6,469,531	157,475
Richard E. Davis	6,504,473	122,533
Lee C. Stewart	6,481,850	145,156

Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm

Votes For	Votes Against	Abstain
6,608,909	12,952	5,145

*                    For Proposal 1, the three nominees receiving the most votes cast were elected as directors. Proposal 2 required the affirmative vote of the holders of a majority of shares present at the meeting.

Item 5.                        Other Information

None

Item 6.                        Exhibits

Exhibit #	Description
31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.
Dated: June 11, 2007	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board,
President and Principal Executive Officer
(principal executive officer)
Dated: June 11, 2007	By:	/s/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Finance
Chief Financial Officer
(principal financial officer)