Form 10-Q
period 2007-07-31
AEP INDUSTRIES INC
filed 2007-09-10
CIK 785787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2007

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 5, 2007 was 6,849,735.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31,	October 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,580	$1,392
Accounts receivable, less allowance for doubtful accounts of $3,121 and $3,496 in 2007 and 2006, respectively	75,168	76,660
Inventories, net	83,327	70,540
Deferred income taxes	7,590	15,300
Other current assets	5,986	4,870
Assets held for sale	7,847	—
Assets of discontinued operations	3,926	2,038
Total current assets	186,424	170,800
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $267,575 in 2007 and $250,457 in 2006	129,844	139,183
GOODWILL	15,898	16,209
DEFERRED INCOME TAXES	429	3,343
OTHER ASSETS	5,904	6,545
Total assets	$338,499	$336,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$9,411	$10,145
Accounts payable	48,612	43,800
Accrued expenses	30,898	27,818
Liabilities of discontinued operations	3,548	3,501
Total current liabilities	92,469	85,264
LONG-TERM DEBT	199,450	183,735
DEFERRED INCOME TAXES	2,131	2,050
OTHER LONG-TERM LIABILITIES	7,236	7,438
Total liabilities	301,286	278,487
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 10,860,291 and 10,767,776 shares issued in 2007 and 2006, respectively	109	108
Additional paid-in capital	104,020	101,663
Treasury stock at cost, 3,932,548 and 2,881,648 shares in 2007 and 2006, respectively	(122,461)	(76,386)
Retained earnings	44,140	22,518
Accumulated other comprehensive income	11,405	9,690
Total shareholders’ equity	37,213	57,593
Total liabilities and shareholders’ equity	$338,499	$336,080

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
NET SALES	$204,965	$208,925	$572,091	$594,936
COST OF SALES	169,358	168,452	456,293	473,464
Gross profit	35,607	40,473	115,798	121,472
OPERATING EXPENSES:
Delivery	10,409	9,972	27,591	26,124
Selling	8,921	8,459	25,730	23,704
General and administrative	5,814	5,628	17,234	17,514
Total operating expenses	25,144	24,059	70,555	67,342
OTHER OPERATING INCOME:
Gain (loss) on sales of property, plant and equipment, net	15	(129)	19	1,342
Operating income	10,478	16,285	45,262	55,472
OTHER INCOME (EXPENSE):
Interest expense	(4,149)	(4,056)	(12,066)	(12,208)
Other, net	914	(12)	1,142	(6,904)
Income from continuing operations before provision for income taxes	7,243	12,217	34,338	36,360
PROVISION (BENEFIT) FOR INCOME TAXES	2,466	(559)	12,747	10,354
Income from continuing operations	4,777	12,776	21,591	26,006
DISCONTINUED OPERATIONS:
Pre-tax income (loss) from discontinued operations	—	(310)	31	(1,068)
Gain from disposition	—	124	—	81
Income tax benefit	—	7,506	—	13,506
Income from discontinued operations	—	7,320	31	12,519
Net income	$4,777	$20,096	$21,622	$38,525
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.65	$1.47	$2.79	$3.02
Income from discontinued operations	$0.00	$0.84	$0.00	$1.45
Net income per common share	$0.65	$2.32	$2.80	$4.47
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.63	$1.45	$2.74	$2.98
Income from discontinued operations	$0.00	$0.83	$0.00	$1.43
Net income per common share	$0.63	$2.28	$2.75	$4.41

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
Consolidated Statements of Other Comprehensive Income:
Net income	$4,777	$20,096	$21,622	$38,525
Other comprehensive income:
Write-off of accumulated foreign currency translation adjustments	—	914	—	12,952
Foreign currency translation adjustments	1	271	1,715	1,603
Comprehensive income	$4,778	$21,281	$23,337	$53,080

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,622	$38,525
Income from discontinued operations	31	12,519
Income from continuing operations	21,591	26,006
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	14,446	12,069
Write-off of FIAP accumulated foreign currency translation losses	—	7,986
Gain on sales of property, plant and equipment	(19)	(1,342)
Change in LIFO reserve	5,445	(4,986)
Employee stock ownership plan expense	—	1,441
Amortization of debt fees	644	621
Provision for losses on accounts receivable and inventories	476	403
Change in deferred income taxes	11,633	10,603
Share-based compensation	2,615	1,376
Other	(34)	258
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,251	5,640
Increase in inventories	(17,327)	(20,494)
Increase in other current assets	(902)	(1,122)
(Increase) decrease in other assets	(56)	818
Increase in accounts payable	4,113	2,520
Increase (decrease) in accrued expenses	1,592	(3,738)
(Decrease) increase in other long-term liabilities	(130)	99
Net cash provided by operating activities	46,338	38,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,228)	(31,340)
Acquisition of Mercury Plastics	—	(11,607)
Net proceeds from dispositions of property, plant and equipment	207	12,488
Net cash used in investing activities	(11,021)	(30,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Buyback of common stock	(46,075)	—
Net borrowings of credit facility	16,113	—
Repayments of Pennsylvania Industrial Loans	(250)	(276)
Net (repayments) proceeds of current foreign debt agreements	(1,343)	2,825
Repayments of long-term foreign debt agreements	(286)	(904)
Fees paid and capitalized related to amendment of credit facility	—	(75)
Principal payments on capital lease obligations	(1,364)	(1,018)
Proceeds from exercise of stock options	1,152	369
Proceeds from issuance of common stock pursuant to employee stock purchase plan	565	557
Net cash (used in) provided by financing activities	(31,488)	1,478
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS
Net cash used in operating activities	(1,961)	(805)
Net cash provided by investing activities	—	1,387
Net cash used in financing activities	—	(25)
Effects of exchange rate changes on cash in discontinued operations	177	100
Net cash (used in) provided by discontinued operations	(1,784)	657
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(857)	512
Net increase in cash	1,188	10,346
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,392	7,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,580	$17,726

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)          Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2007, the consolidated results of operations for the three and nine months ended July 31, 2007 and 2006, and consolidated cash flows for the nine months ended July 31, 2007 and 2006, respectively, have been made. The results of operations for the three and nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
Weighted average common shares outstanding:
Basic	7,393,798	8,672,304	7,727,941	8,623,526
Effect of dilutive securities:
Options to purchase common stock	134,547	132,560	146,979	109,563
Diluted	7,528,345	8,804,864	7,874,920	8,733,089

At July 31, 2007 and 2006, the Company had 15,000 and 33,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price.

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

There were no options granted during the three months ended July 31, 2007 or during the three months ended July 31, 2006. As a result, the table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the nine months ended July 31, 2007 and 2006.

	For the Nine Months
	Ended July 31,
	2007	2006
Risk-free interest rates	4.68%	4.90%
Expected lives in years	7.5	7.5
Expected volatility	60.58%	61.59%
Dividend rate	0%	0%
Weighted average fair value per option at date of grant	$28.22	$22.73

At July 31, 2007, the Company had two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and employee stock purchase plans. Total share-based compensation expense related to the Company’s share-based plans and employee stock purchase plans recorded in the consolidated statements of operations for the three and nine months ended July 31, 2007 was $0.7 million and $2.6 million, respectively, and $0.9 million and $1.4 million for the three and nine months ended July 31, 2006, respectively.

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Company’s Board of Directors (the “Board”) adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 1,000 stock options as of the date of the annual meeting of shareholders. On April 11, 2006 and effective for the annual meeting of shareholders held on that date and for each annual meeting held thereafter, the Board approved an increase of stock option grants to non-employee directors from 1,000 stock options to 2,000 stock options per year. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options during fiscal 2007 and 2006 has been made from new shares. At July 31, 2007, 781,267 shares of common stock are available to be issued under the 2005 Option Plan.

Stock Options

The following table summarizes the Company’s stock option plans as of July 31, 2007 and changes during the nine months ended July 31, 2007:

						Weighted
				Weighted		Average
				Average		Remaining	Aggregate
	1995	2005	Total	Exercise	Option	Contractual	Intrinsic
	Option	Option	Number	Price per	Price Per	Term	Value
	Plan	Plan	Of Options	Option	Share	(years)	$(000)
Options outstanding at October 31, 2006 (174,657 options exercisable)	377,752	18,600	396,352	$16.90	$6.90-51.00	6.6	$14,180
Granted	—	12,000	12,000	$42.60	$42.60
Exercised	(75,717)	—	(75,717)	$15.68	$6.90-46.00
Forfeited/cancelled	(8,958)	(2,000)	(10,958)	$14.01	$9.30-33.84
Expired	(2,000)	—	(2,000)	$46.00	$46.00
Options outstanding at July 31, 2007	291,077	28,600	319,677	$18.07	$6.90-51.00	6.0	$7,049
Vested and expected to vest at July 31, 2007	284,001	27,124	311,125	$18.18		6.0	$6,827
Exercisable at July 31, 2007	173,150	4,000	177,150	$21.39		5.3	$3,349

The table below presents information related to stock option activity for the three and nine months ended July 31, 2007 and 2006:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Total intrinsic value of stock options exercised	$543	$228	$2,431	$574
Total fair value of stock options vested	$4	$6	$791	$714

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and nine months ended July 31, 2007 was $0.1 million and $0.5 million, respectively, and $0.2 million and $0.6 million for the three and nine months ended July 31, 2006, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2007 and 2006. For the three and nine months ended July 31, 2007 and 2006, there were no excess tax benefits recognized resulting from share-based compensation cost.

As of July 31, 2007, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the Company’s non-vested stock options at July 31, 2007 and changes during the nine months ended July 31, 2007 are presented below:

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at October 31, 2006	221,695	$8.64
Granted	12,000	$28.22
Vested	(80,210)	$9.86
Forfeited/cancelled	(10,958)	$9.62
Non-vested at July 31, 2007	142,527	$9.53

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

The vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates. All Units, as well as stock options, become immediately vested upon the death of an employee optionee. For each Unit, upon vesting and the satisfaction of any required tax withholding obligation, the employee has the option to receive one share of the Company’s common stock or the equivalent cash value or combination of both.

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

On May 5, 2006, the Board of the Company approved the grant of Units to four executive officers of the Company, and on June 14, 2006, it approved similar grants to one executive officer and other employees of the Company. These grants were based on a fiscal 2006 EBITDA performance goal. 100% of the 2006 EBITDA target has been met. During the third quarter of 2007, the Company paid $0.9 million in cash and issued 600 shares of its common stock, net of withholdings, in settlement of the vesting occurring on the first anniversary of these grants.

On January 10, 2007, the Board of the Company approved the grant of Units to three executive officers and other employees of the Company based on a fiscal 2007 EBITDA performance goal of $73.1 million. At July 31, 2007, the Company believes it is probable that the 2007 EBITDA target will be met.

Total share-based compensation expense related to the Units was $0.5 million and $2.0 million for the three and nine months ended July 31, 2007, respectively, and $0.7 million for the three and nine months ended July 31, 2006, respectively.

The following table summarizes the Units as of July 31, 2007 and changes during the nine months ended July 31, 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
	2005	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	Plan	Price	(years)	$(000)
Units outstanding at October 31, 2006	163,333	$0.00	2.6	$8,604
Units granted	29,700	$0.00
Units exercised	(32,266)	$0.00		$1,453
Units forfeited or cancelled	(3,700)
Units outstanding at July 31, 2007	157,067	$0.00	2.3	$6,232
Vested and expected to vest at July 31, 2007	155,267		2.3	$6,160
Exercisable at July 31, 2007(a)	800

(a)           Due to death of employee

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“1995 Purchase Plan”) expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company’s 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and nine months ended July 31, 2007, 6,654 and 17,568 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. During the three and nine months ended July 31, 2006, 11,537 and 31,327 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $43,000 and $128,000 for the three and nine months ended July 31, 2007, respectively, and $41,000 and $126,000 for the three and nine months ended July 31, 2006, respectively.

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

In August 2006, the Board also authorized a $15.0 million stock repurchase program (the “2006 repurchase program”), separate from the repurchase from Third Point as discussed above. On March 13, 2007, the Company repurchased, under the 2006 repurchase program, 109,800 shares of the Company’s common stock at $42.50 per share (which represented a 2.2% discount from the closing price of $43.46 per share on March 7, 2007), totaling $4.7 million, from Third Point LLC and affiliates. On May 9, 2007, the Company repurchased an additional 300,000 shares of its common stock from Third Point LLC and affiliates at $44.00 per share (which represents a 1.9% discount from the closing price on May 3, 2007 of $44.83 per share), totaling $13.2 million. Although this transaction was separately approved by the Board, the Board determined at such time that no amount remained available under the August 2006 repurchase program.

On June 8, 2007, the Company’s Board of Directors authorized a new stock repurchase program (the “2007 repurchase program”) under which the Company may purchase additional shares of its common stock in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.

On July 5, 2007, pursuant to the 2007 repurchase program, the Company repurchased the remaining 641,100 shares of the Company’s common stock held by Third Point LLC and affiliates, at $44.00 per share (which represents a 1.3% discount from the closing price on June 26, 2007 of $44.57 per share), totaling $28.2 million.

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

(4)          Inventories

Inventories, stated at the lower of cost (last-in, first-out method for domestic operations and first-in, first-out method for foreign operations and for supplies) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	July 31,	October 31,
	2007	2006
	(in thousands)
Raw materials	$37,786	$27,229
Finished goods	43,284	41,401
Supplies	2,873	2,501
	83,943	71,131
Less: Inventory reserve	616	591
Inventories, net	$83,327	$70,540

The last-in, first-out (LIFO) method was used for determining the cost of approximately 75% and 74% of total inventories at July 31, 2007 and October 31, 2006, respectively. Inventories would have increased by $15.7 million and $10.3 million at July 31, 2007 and October 31, 2006, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)          Debt

A summary of the components of debt is as follows:

	July 31,	October 31,
	2007	2006
	(in thousands)
Credit facility(a)	$21,202	$5,089
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	1,572	1,822
Foreign bank borrowings(d)	11,087	11,969
Total debt	208,861	193,880
Less: current portion	9,411	10,145
Long-term debt	$199,450	$183,735

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

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of $12.1 million and $1.5 million, with a weighted average interest rate of 7.9% and 7.8%, during the three months ended July 31, 2007 and 2006, respectively. The Company had average borrowings under the Credit Facility of $5.8 million and $3.4 million, with a weighted average interest rate of 8.0% and 7.6%, during the nine months ended July 31, 2007 and 2006, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at July 31, 2007 and October 31, 2006 supported a borrowing base of $116.1 million and $119.3 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at July 31, 2007 and October 31, 2006 totaled $1.3 million and $0.5 million, respectively. Borrowings outstanding under the Credit Facility were $21.2 million and $5.1 million at July 31, 2007 and October 31, 2006, respectively. Therefore, availability at July 31, 2007 and October 31, 2006 under the Credit Facility was $93.6 million and $113.7 million, respectively.

The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of $217.7 million and $212.4 million at July 31, 2007 and October 31, 2006, respectively.

If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During the period in which the lock-box is activated, all debt outstanding under the Credit Facility is classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $80.3 million to $118.9 million during the nine months ended July 31, 2007 and from $99.3 million to $124.5 million during the nine months ended July 31, 2006.

The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company’s leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During the three months ended July 31, 2007 and 2006, the Company paid unused borrowing fees of approximately $83,000 and $90,000, respectively, and $266,000 and $268,000 for the nine months ended July 31, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Credit Facility is less than $20.0 million, a minimum EBITDA covenant is triggered and the Company would become subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at July 31, 2007 and October 31, 2006.

(b)   7.875% Senior Notes due 2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at July 31, 2007 and October 31, 2006.

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

During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three and nine months ended July 31, 2007 and 2006, approximately $173,000 and $519,000, respectively, had been amortized into interest expense in the consolidated statements of operations.

(c)   Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $10.1 million at July 31, 2007.

(d)   Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains various secured credit facilities at its foreign subsidiaries with interest rates averaging 4.0% to 6.0% at July 31, 2007. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At July 31, 2007 and October 31, 2006, the aggregate amount outstanding under such facilities, and included within the foreign bank borrowings amount, was $11.1 million and $12.0 million, respectively. The current portion of these amounts was $9.0 million and $9.8 million at July 31, 2007 and October 31, 2006, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at July 31, 2007 and October 31, 2006 was $33.4 million and $44.2 million, respectively. There was $14.6 million and $11.9 million of additional availability under these facilities at July 31, 2007 and October 31, 2006, respectively. The Company guarantees certain debt of its foreign subsidiaries through corporate guarantees aggregating zero and $0.9 million at July 31, 2007 and October 31, 2006, respectively. The Company also guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling $12.6 million and $11.5 million at July 31, 2007 and October 31, 2006, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

(6)          Other Income (Expense)

For the three and nine months ended July 31, 2007 and 2006, other income (expense), net in the consolidated statements of operations consists of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Foreign currency exchange gains (losses)	$722	$(117)	$800	$72
Interest income	67	85	174	208
Write-off of FIAP’s accumulated foreign currency translation losses (see note 11)	—	—	—	(7,986)
Refund of overpaid withholding tax	—	—	—	475
Other miscellaneous	125	20	168	327
Total	$914	$(12)	$1,142	$(6,904)

(7)          Supplemental Cash Flow Disclosure

	For the Nine Months Ended July 31,
	2007	2006
	(in thousands)
Cash paid during the period for interest	$7,911	$8,114
Cash paid during the period for income taxes	$867	$1,337
Non-cash investing and financing transaction—Capital expenditures related to capital lease	$—	$367

(8)          Segment and Geographic Information

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe. The segment operating results within the Pacific region primarily represent the rental income on the land and building facilities located in Sydney, Australia that are being leased to a third party. See Note 12 for further discussion.

The Company is currently exploring strategic alternatives for its subsidiary in the Netherlands,  a primary component of the Company’s European segment. There are no assurances that the exploration of strategic alternatives for the Netherlands subsidiary will result in a consummated transaction.

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2007
	North America
	United States	Canada	Europe	Pacific	Total
	(in thousands)
Sales—external customers	$156,140	$17,672	$31,153	$—	$204,965
Intersegment sales	8,448	573	—	—	9,021
Gross profit	28,407	4,000	3,200	—	35,607
Operating income	7,477	1,962	925	114	10,478

	For the Three Months Ended July 31, 2006
	North America
	United States	Canada	Europe	Pacific	Total
	(in thousands)
Sales—external customers	$163,672	$17,094	$28,159	$—	$208,925
Intersegment sales	9,203	11	—	—	9,214
Gross profit	34,629	3,213	2,631	—	40,473
Operating income	13,649	1,466	621	549	16,285

	For the Nine Months Ended July 31, 2007
	North America
	United States	Canada	Europe	Pacific	Total
	(in thousands)
Sales—external customers	$440,780	$42,913	$88,398	$—	$572,091
Intersegment sales	20,480	648	—	—	21,128
Gross profit	97,397	9,374	9,027	—	115,798
Operating income	38,280	4,208	2,408	366	45,262

	For the Nine Months Ended July 31, 2006
	North America
	United States	Canada	Europe	Pacific	Total
	(in thousands)
Sales—external customers	$477,449	$40,654	$76,833	$—	$594,936
Intersegment sales	20,253	809	—	—	21,062
Gross profit	105,889	8,202	7,381	—	121,472
Operating income	48,477	3,754	2,491	750	55,472

Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Custom films	$93,478	$97,759	$261,342	$287,625
Stretch (pallet) wrap	65,915	63,165	181,300	177,359
Polyvinyl chloride wrap	32,678	35,255	93,127	97,758
Printed and converted films	5,454	4,882	15,957	11,358
Other specialty	7,440	7,864	20,365	20,836
Total	$204,965	$208,925	$572,091	$594,936

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

The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Service cost	$436	$455	$1,308	$1,365
Interest cost	285	249	855	747
Expected return on plan assets	(276)	(225)	(828)	(675)
Employee contributions	(143)	(128)	(429)	(384)
Amortization of prior service cost	38	19	114	57
Amortization of net actuarial loss	—	3	—	9
Net periodic benefit cost	$340	$373	$1,020	$1,119

Employer Contributions

For the nine months ended July 31, 2007 and 2006, the Company contributed $1.1 million and $0.9 million, respectively, to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $0.5 million to fund its foreign defined benefit pension plans in fiscal 2007 for a total of $1.6 million.

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

The provision for income taxes for the three months ended July 31, 2007 was $2.5 million on income from continuing operations before the provision for income taxes of $7.2 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $0.2 million provision for state taxes in the United States, net of federal benefit (+2.8%); (ii) $0.1 million true-up of prior year’s estimates (-1.7%); and (iii) $0.3 million utilization of net operating losses of the foreign operations (-3.6%).

The provision for income taxes for the three months ended July 31, 2006 was a benefit of $0.6 million on income from continuing operations before the provision for income taxes of $12.2 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) a benefit of $5.0 million related to the write-off of intercompany loans due to the liquidation of FIAP; (ii) the exclusion of approximately $0.1 million of tax benefits for foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized; and (iii) an increase of $1.7 million in the valuation allowance relating to capital loss carryforwards of the U.S. operation.

The provision for income taxes for the nine months ended July 31, 2007 was $12.7 million on income from continuing operations before the provision for income taxes of $34.3 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $1.2 million provision for state taxes in the United States, net of federal benefit (+3.6%); (ii) $0.2 million true-up of prior year’s estimates (-0.6%); and (iii) $0.5 million utilization of net operating losses of the foreign operations (-1.4%).

The provision for income taxes for the nine months ended July 31, 2006 was $10.4 million on the income from continuing operations before the provision for income taxes of $36.4 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) the exclusion of approximately $0.4 million of tax benefits for foreign tax entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized; (ii) an $0.8 million net increase in valuation allowance relating to the deferred tax asset for capital loss carryforwards of the U.S. operation; and (iii) a benefit of $5.0 million related to the write-off of intercompany loans due to the liquidation of FIAP. Additionally, no tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the nine months ended July 31, 2006.

In May 2006, the Company liquidated its remaining interest in AEP Industries (Australia) Pty LTD for U.S. tax purposes by making a “check-the-box” election to treat the subsidiary as a disregarded entity for U.S. federal income tax purposes. As a result of the election, the Company took a $24.9 million worthless stock deduction on its U.S. federal income tax return. In February 2006, the Company divested AEP Belgium SA to a third-party European investor group in exchange for no consideration and the assignment of a note receivable due from AEP Belgium SA to the Company. As a result of the divestiture, the Company took a $25.7 million worthless stock deduction on its U.S. federal income tax return. The worthless stock deductions resulted in the recognition of a $7.5 million and a $13.5 million federal income tax benefit in the discontinued operations for the three and nine months ended July 31, 2006, respectively.

(11)   Liquidation of Fabbrica Italiana Articoli Plastici SpA

In September 2003, the Company commenced liquidation of its Italian company, Fabbrica Italiana Articoli Plastici SpA (“FIAP”). On May 31, 2005, the Company signed a contract to sell the land and building of FIAP, for $7.5 million, before costs to sell and received a 20% deposit. Consummation of the sale occurred on January 13, 2006 with no further liabilities to the Company. The Company received net proceeds (including the deposit), after costs to sell, of $7.1 million. The Company also received from the buyer $1.4 million representing the value added tax portion of the sale which was remitted by FIAP to the tax authorities in May 2006. The Company recorded a gain on the sale of the land and building during the first quarter of fiscal 2006 of $1.4 million, which is recorded in gain on sales of property, plant and equipment, net on the consolidated statements of operations for the nine months ended July 31, 2006.

As a result of the consummation of the sale of the land and building of FIAP in January 2006, the liquidation of FIAP was considered substantially completed at January 31, 2006, and as a result, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Company recognized a charge for the accumulated foreign currency losses of FIAP in the amount of $8.0 million. The expense has been recorded in other, net in the consolidated statements of operations for the nine months ended July 31, 2006.

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

There was no activity during the three and nine months ended July 31, 2007 except for the net payment of minor expenses totaling zero and $19,000, respectively. Completion of the UK liquidation is dependent on scheduling done by the UK pension regulators and therefore the Company is unable to determine when the liquidation will be completed.

In November 2006, the U.S. company repaid its intercompany loan to the UK operations in the amount of $2.4 million. The repayment proceeds are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheets at July 31, 2007. All interest earned on the escrow account, also included in assets of discontinued operations on the consolidated balance sheets, is restricted and can only be used to fund the defined contribution plan.

France/Termofilm (Italy)/Pacific/Bordex/Belgium

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

The sale of all the Company’s equity interest in Bordex was completed on July 28, 2006 to a French supplier. Net proceeds from the sale, after all costs to sell, was $0.9 million and is subject to closing balance sheet adjustments (approximating $0.1 million), expected to be settled in October 2007. The Company recorded a gain from disposition through discontinued operations of $0.1 million in the third quarter of fiscal 2006 resulting primarily from an increase in the sale price from the original estimate.

The sale of the Pacific operations in May 2005 excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. Pursuant to the sale agreement, the Australia buyer had the option to occupy this property rent free for a period not to exceed 1½ years, after which the buyer could either lease or vacate the property. During April 2006, the buyer exercised its option for a five-year lease commencing May 2, 2006 with rent of approximately $750,000 per annum plus 3.5% per year increases. During the second quarter of fiscal 2007, the Company began exploring strategic alternatives for this land and building. The carrying value of the property at July 31, 2007 and October 31, 2006 is $7.8 million and $7.2 million, respectively and is included in assets held for sale and property, plant and equipment, respectively, on the consolidated balance sheets. See Note 15 for a discussion of the sale completed on August 23, 2007.

The accumulated foreign currency translation gains of the Company’s Australian subsidiary of approximately $2.4 million have not been reclassified into the consolidated statements of operations in accordance with SFAS No. 52, “Foreign Currency Translation”, as the sale of the assets and liabilities of the Australian subsidiary did not constitute a substantial liquidation of its investment in Australia due to the Company’s retention of the land and building located in Sydney, Australia. The Company expects to reclassify the accumulated foreign currency translation gains into the consolidated statements of operations during the fourth quarter of fiscal 2007 resulting from the sale of the land and building.

The Company has taken a $25.8 million worthless stock deduction on its fiscal 2005 U.S. federal income tax return associated with the Belgium operation and has taken a $24.9 million worthless stock deduction on its fiscal 2006 U.S. federal income tax return associated with the Australian operation, which resulted in the recognition of $7.5 million and $13.5 million of income tax benefits during the three and nine months ended July 31, 2006, respectively, in discontinued operations. The deferred tax asset associated with these tax benefits was recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. for the first nine months of fiscal 2007.

Spain

During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. As a result of the completion of the liquidation, the Company has taken a $23.0 million worthless stock deduction on its fiscal 2006 U.S. federal income tax return, which resulted in the recognition of an $8.8 million income tax benefit in discontinued operations during the fourth quarter of fiscal 2006. The deferred tax asset associated with this tax benefit was recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. for the first nine months of fiscal 2007.

During the first quarter of fiscal 2006, the Spanish subsidiary received the final payment of $1.4 million related to the sale of its machinery and equipment. The buyers received all of the machinery and equipment in the fourth quarter of fiscal 2006. The total payment received on the sale of Spain’s machinery and equipment was $1.7 million, resulting in a gain on disposal of machinery and equipment, after costs to sell, of $0.4 million which was recognized into income as the machinery and equipment was received by the South American buyer and as such, included in pre-tax income from discontinued operations during the second, third and fourth quarters of fiscal 2006.

The Spanish liquidation committee met in February 2007 and approved final allocation of Spain’s assets. The U.S. company received $0.6 million in February 2007 as partial repayment of intercompany loans. Final dissolution of the Spanish company and repayment of additional monies to the U.S. company is expected by October 2007, after all settlements have been made.

There was no activity in the Spanish or UK discontinued operations during the three months ended July 31, 2007.

Condensed financial information related to these discontinued operations is as follows:

	For the Three
	Months Ended July 31, 2006
	Spain	Bordex	Belgium	Australia	UK	Total
	(in thousands)
Net sales	$—	$4,892	$—	$—	$—	$4,892
Gross profit	—	805	—	—	—	805
Pre-tax income (loss) from discontinued operations	78	112	—	—	(500)	(310)
Gain from disposition	—	124	—	—	—	124
Income tax benefit	—	—	870	6,636	—	7,506
Income (loss) from discontinued operations	$78	$236	$870	$6,636	$(500)	$7,320

	For the Nine Months Ended July 31, 2007
	Spain	UK	Total
	(in thousands)
Net sales	$—	$—	$—
Gross profit	—	—	—
Pre-tax income (loss) from discontinued operations	50	(19)	31
Provision for income taxes	—	—	—
Income (loss) from discontinued operations	$50	$(19)	$31

	For the Nine
	Months Ended July 31, 2006
	Spain	Bordex	Belgium	Australia	UK	Total
	(in thousands)
Net sales	$—	$12,960	$7,561	$—	$—	$20,521
Gross profit	—	2,098	967	—	—	3,065
Pre-tax income (loss) from discontinued operations	—	245	140	—	(1,453)	(1,068)
Gain (loss) from disposition	—	124	(43)	—	—	81
Income tax benefit	—	—	6,870	6,636		13,506
Income (loss) from discontinued operations	$—	$369	$6,967	$6,636	$(1,453)	$12,519

Assets and liabilities of the discontinued operations are comprised of the following at July 31, 2007:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$1,255	$—	$1,255
Other assets (restricted cash)	—	2,671	2,671
Total assets	$1,255	$2,671	$3,926
Liabilities:
Accounts payable	$692	$—	$692
Accrued expenses	57	2,799	2,856
Total liabilities	$749	$2,799	$3,548

Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2006:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$1,988	$34	$2,022
Other assets	—	16	16
Total assets	$1,988	$50	$2,038
Liabilities:
Accounts payable	$646	$158	$804
Accrued expenses	276	2,421	2,697
Total liabilities	$922	$2,579	$3,501

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

Contingencies:

A collective bargaining agreement in the California plant covering 118 employees expired in February 2007. The Company has been granted an extension, mutually agreed upon by the union, until September 2007. Failure to renew this agreement on a timely basis could result in a strike. In the event of such action, the Company has a plan to continue servicing its customers without disruption.

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

(14)   Acquisition

On February 23, 2006, the Company purchased the business and certain operating assets of Mercury Plastic Inc.’s Bowling Green, Kentucky facility, a printing and converting operation. The purpose of the acquisition was to strengthen the business already conducted at this location as well as synergistically complement the Company’s existing businesses. The Company paid $11.8 million primarily for machinery, equipment and inventory. The acquisition was recorded under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires that the total consideration be allocated to the assets, both tangible and intangible, acquired and liabilities assumed based on their fair values. The results of operations of Mercury Plastics have been included in the Company’s consolidated financial statements since the date of acquisition.

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

The customer list is included in other long-term assets in the consolidated balance sheets at July 31, 2007 and October 31, 2006 and is being amortized on a straight-line basis over six years. Amortization expense for the three and nine months ended July 31, 2007 was approximately $15,000 and $44,000, respectively.

(15)   Subsequent Events

On August 23, 2007, the Company completed the sale of its land and building in Sydney, Australia. Estimated net proceeds, after commissions and other costs to sell, was $7.9 million. As a result of the sale, the Company expects to reclassify the accumulated foreign currency translation gains of the Company’s Australian subsidiary of approximately $2.4 million into earnings during the fourth quarter of fiscal 2007.

Between August 2 and August 9, 2007, the Company repurchased under its 2007 repurchase program, 78,200 shares of its common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million.

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

The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The market for these resins has recently been volatile, resulting in record price increases and supply shortages. The long-term prices of these materials are primarily a function of the price of petroleum and natural gas, which is used to make 60-70 percent of these resins. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

Fiscal 2007 Developments

Prices for resins in North America were lower during the three and nine months ended July 31, 2007 as compared to the three and nine months ended July 31, 2006 (an average decrease of $0.03 per pound (or 5%) and $0.13 per pound (or 19%), respectively). However, resin suppliers have been steadily increasing their prices since March 2007, with further increases expected over the next few months. In Europe, resin prices have increased approximately $0.018 per pound or 3% during the first nine months of fiscal 2007. We anticipate that worldwide resin prices during the remainder of fiscal 2007 will continue to rise. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices continue to increase.

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

Results of Operations—Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006

The following table presents unaudited selected financial data for the three months ended July 31, 2007 and 2006 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	July 31, 2007		July 31, 2006		% increase	$
	$	$ Per lb. sold	$	$ Per lb. sold	(decrease) of $	increase (decrease)
	(in thousands, except for per pound data)
Net sales	$204,965	$1.02	$208,925	$1.05	(1.9)%	$(3,960)
Gross profit	35,607	0.18	40,473	0.20	(12.0)%	(4,866)
Operating expenses:
Delivery	10,409	0.05	9,972	0.05	4.4%	437
Selling	8,921	0.04	8,459	0.04	5.5%	462
General and administrative	5,814	0.03	5,628	0.03	3.3%	186
Total operating expenses	$25,144	$0.12	$24,059	$0.12	4.5%	$1,085
Pounds sold		201,440		198,077

Consolidated

Net sales decreased 2% in the third quarter of fiscal 2007 to $205.0 million compared with $208.9 million in the third quarter of fiscal 2006, despite a 2% increase in sales volume. The decrease is primarily the result of a 5% decrease in average selling prices, driven by lower resin costs in the current period in comparison to the same period of the prior year. The effect of foreign exchange on net sales in the 2007 period was a positive $2.6 million, primarily reflecting the impact of the strengthened European currency.

Gross profit for the third quarter of fiscal 2007 decreased $4.9 million to $35.6 million as compared to $40.5 million in the same quarter of the prior year. The decrease in gross profit for the third quarter of fiscal 2007 was largely due to a $6.0 million increase in the LIFO reserve in the current quarter as compared to a $4.2 million increase in the LIFO reserve in the same quarter of the prior year, combined with selling price increases lagging recently rising resin prices. The effect of foreign exchange on gross profit in the 2007 period was a positive $0.3 million.

North America

Net sales in North America decreased $7.0 million to $173.8 million for the three months ended July 31, 2007 from $180.8 million in the same period in the prior fiscal year. The decrease was primarily due to a 6% decrease in per pound average selling prices, reflective of lower resin costs as compared to the prior period which negatively affected net sales by $10.7 million, partially offset by a 2% increase in sales volume, which positively affected net sales by $3.1 million. The increase in sales volume was primarily due to an increase in customer demand, primarily in our custom and stretch markets. Fiscal 2007 also included $0.6 million of positive impact of foreign exchange relating to our Canadian operations.

Gross profit in North America decreased $5.5 million, or 14%, to $32.4 million for the quarter ended July 31, 2007, primarily due to the above noted $1.8 million increase in LIFO reserve, combined with a reduction in material margins resulting from selling price increases lagging recently rising resin prices, partially offset by an increase in sales volume.

Europe

Net sales in Europe for the three months ended July 31, 2007 increased $3.1 million to $31.2 million from $28.1 million for the three months ended July 31, 2006. This increase for the period included the positive impact of foreign exchange of $2.0 million combined with a 1% increase in sales volume and a 3% increase in per pound average selling prices. Increases in selling prices were primarily due to a favorable change in product mix, with greater sales in the printed and laminate business, and an increase in resin prices. Gross profit in Europe increased $0.6 million, or 22%, to $3.2 million for the three months ended July 31, 2007 compared to the three months ended July 31, 2006, primarily due to a favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies. The increase in gross profit in Europe also includes a positive effect of $0.2 million related to foreign exchange.

Consolidated Operating Expenses

Operating expenses for the three months ended July 31, 2007 increased $1.1 million, or 4.5%, to $25.1 million from the comparable period in the prior fiscal year. The increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold, partially mitigated by a decrease in audit and consulting fees associated with compliance with the Sarbanes-Oxley Act of 2002. Fiscal 2007 includes $0.2 million of foreign exchange increasing reported total operating expenses.

Consolidated Interest Expense

Interest expense for the three month period ended July 31, 2007 increased $0.1 million to $4.2 million from $4.1 million in the prior period. Interest expense on our Credit Facility increased $0.2 million resulting from higher average borrowings during the quarter ended July 31, 2007 as compared to the same period in the prior fiscal year. Interest expense in our foreign locations decreased $0.1 million primarily due to reduced borrowings during the quarter ended July 31, 2007 as compared to the same period in the prior fiscal year.

Consolidated Other, net

Other, net for the three months ended July 31, 2007 amounted to $0.9 million in income as compared to $12,000 in expense for the same period in the prior period. The income for the current period is primarily due to an increase in foreign currency gains in the current period as compared to foreign currency losses in the prior period resulting from an increase in the number of hedge contracts settled in each period, the changes in foreign exchange rates, and an increase in unrealized gains on foreign currency denominated payables and receivables.

Consolidated Income Tax Provision

The provision for income taxes for the three months ended July 31, 2007 was $2.5 million on income from continuing operations before the provision for income taxes of $7.2 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $0.2 million provision for state taxes in the United States, net of federal benefit (+2.8%); (ii) $0.1 million true-up of prior year’s estimates (-1.7%); and (iii) $0.3 million utilization of net operating losses of the foreign operations (-3.6%).

The provision for income taxes for the three months ended July 31, 2006 was a benefit of $0.6 million on income from continuing operations before the provision for income taxes of $12.2 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) a benefit of $5.0 million related to the write-off of intercompany loans due to the liquidation of FIAP; (ii) the exclusion of approximately $0.1 million of tax benefits for foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized; and (iii) an increase of $1.7 million in the valuation allowance relating to capital loss carryforwards of the U.S. operation.

Results of Discontinued Operations—Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006

During the fourth quarter of fiscal 2006, we initiated steps to liquidate our United Kingdom operations. The financial statements at and for the three months ended July 31, 2006 have been restated to reflect the UK operations as discontinued operations and are included as such in the discussion below. The financial statements at and for the three months ended July 31, 2006 also include as discontinued operations the operations of AEP Bordex BV and AEP Belgium SA, subsidiaries that were a part of our fiscal 2005 plan to dispose of certain foreign subsidiaries and were sold in fiscal 2006, and our Spanish operation. A consolidated summary of the operating results of discontinued operations for the three months ended July 31, 2007 and 2006 is as follows:

	For the Three Months Ended July 31,
	2007	2006
	(in thousands)
Net sales	$—	$4,892
Gross profit	—	805
Pre-tax loss from discontinued operations	—	(310)
Gain from disposition	—	124
Income tax benefit	—	7,506
Income from discontinued operations	$—	$7,320

There was no activity in either our Spanish or UK discontinued operations during the three months ended July 31, 2007.

Net sales, gross profit and pre-tax loss of the discontinued operations for the three months ended July 31, 2006 include the results of our Bordex operation, which was sold in July 2006. Also included in the pre-tax loss from discontinued operations for the three months ended July 31, 2006 are $0.5 million of expenses related to our UK operation and $0.1 million of income related to our Spanish subsidiary which was placed into liquidation in fiscal 2004.

The income tax benefit of the discontinued operations for the three months ended July 31, 2006 of $7.5 million includes a $0.9 million income tax benefit related to a $25.7 million worthless stock deduction associated with our Belgium operation taken on our fiscal 2005 U.S. federal income tax return, along with a $6.6 million income tax benefit related to a $24.9 million worthless stock deduction associated with our Australian operations taken on our fiscal 2006 U.S. federal income tax return.

Results of Operations—First Nine Months of 2007 Compared to First Nine Months of 2006

The following table presents unaudited selected financial data for the nine months ended July 31, 2007 and 2006 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended
	July 31, 2007		July 31, 2006		% increase	$
	$	$ Per lb. sold	$	$ Per lb. sold	(decrease) of $	increase (decrease)
	(in thousands, except for per pound data)
Net sales	$572,091	$1.01	$594,936	$1.11	(3.8)%	$(22,845)
Gross profit	115,798	0.20	121,472	0.23	(4.7)%	(5,674)
Operating expenses:
Delivery	27,591	0.05	26,124	0.05	5.6%	1,467
Selling	25,730	0.04	23,704	0.04	8.5%	2,026
General and administrative	17,234	0.03	17,514	0.04	(1.6)%	(280)
Total operating expenses	$70,555	$0.12	$67,342	$0.13	4.8%	$3,213
Pounds sold		566,734		536,814

Consolidated

For the first nine months of fiscal 2007, net sales decreased $22.8 million, or 4%, to $572.1 million compared with $594.9 million in the same period last year. The decrease in net sales was the result of a 10% decrease in average selling prices resulting primarily from resin price decreases, partially mitigated by a sales volume increase of 6% combined with the positive impact of foreign exchange of $7.7 million, primarily reflecting the impact of the strengthened European currency.

For the first nine months of fiscal 2007, gross profit decreased $5.7 million, or 5%, to $115.8 million from $121.5 million recorded in the same period of fiscal 2006. The decrease in gross profit is primarily due to a cumulative increase in LIFO reserves of $10.4 million between the periods combined with reduced material margins partially offset by the positive effect of a 6% sales volume increase. The effect of foreign exchange on gross profit for the first nine months of 2007 was a positive $0.9 million.

North America

Net sales in North America decreased $34.4 million to $483.7 million for the nine months ended July 31, 2007 from $518.1 million in the same period in the prior fiscal year. The decrease was primarily due to a 12% decrease in average selling prices, attributable to lower resin costs during the comparable periods, partially mitigated by a 6% increase in sales volume resulting from increased customer demand.

Gross profit in North America decreased $7.3 million, or 6%, to $106.8 million for the nine months ended July 31, 2007, primarily due to a decrease in material margins coupled with an increase in share-based compensation expense of $0.4 million, mitigated by an increase in sales volume. The effect of the LIFO inventory reserve in the 2007 fiscal year to date results was to decrease gross profit by $5.4 million; the effect of the LIFO inventory reserve in the same period of 2006 was to increase gross profit by $5.0 million. The gross profit in the prior period of the North American operations also includes $0.1 million of an impairment loss related to the Gainesville land and building.

Europe

Net sales in Europe for the nine months ended July 31, 2007 were $88.4 million, an increase of $11.6 million from the nine months ended July 31, 2006. This increase includes the positive impact of foreign exchange of $7.0 million combined with a 3% increase in sales volume and a 3% increase in per pound average selling prices. Increases in selling prices were primarily due to a favorable change in product mix with greater sales in the printed and laminate businesses. Gross profit in Europe increased $1.6 million, or 22%, to $9.0 million for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. This increase is primarily due to the favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies.

Consolidated Operating Expenses

Operating expenses for the nine months ended July 31, 2007 increased $3.2 million, or 5%, to $70.6 million from the comparable period in the prior fiscal year. Fiscal 2007 includes $0.6 million of foreign exchange increasing reported total operating expenses. The remaining increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold and $0.9 million of increased compensation costs recorded in accordance with SFAS 123R for our stock options and performance units, partially mitigated by a decrease in audit and consulting fees associated with compliance with the Sarbanes-Oxley Act of 2002 and lower general and administrative costs in our FIAP operation (liquidation completed in December 2006).

Consolidated Other Operating Income

Other operating income for the nine months ended July 31, 2007 was $19,000 in income and represented net gains on sales of fixed assets as compared to $1.3 million in income during the prior period, which primarily was the result of the gain on sale of our FIAP land and building in January 2006 producing a gain, after costs to sell, of $1.4 million.

Consolidated Interest Expense

Interest expense for the nine month period ended July 31, 2007 decreased $0.1 million to $12.1 million from $12.2 million in the prior period, resulting primarily from decreased interest expense in our foreign locations of $0.3 million primarily due to reduced borrowings during the nine months ended July 31, 2007 as compared to the same period in the prior fiscal year, partially offset by an $0.2 million increase in interest expense on our Credit Facility resulting from higher average borrowings during the nine months ended July 31, 2007 as compared to the prior period.

Consolidated Other, net

Other, net for the nine months ended July 31, 2007 amounted to $1.1 million in income as compared to $6.9 million in expense for the same period in the prior period. During the prior period, we charged operations $8.0 million for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52, “Foreign Currency Translation” and we received a refund of $0.5 million for excess payroll withholding tax payments made in Australia. The remaining change is primarily attributable to greater foreign currency gains in the current period as compared to the prior period resulting from an increase in the number of hedge contracts settled in each period, the changes in foreign exchange rates, and a decrease in unrealized gains on foreign currency denominated payables and receivables.

Consolidated Income Tax Provision

The provision for income taxes for the nine months ended July 31, 2007 was $12.7 million on income from continuing operations before the provision for income taxes of $34.3 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $1.2 million provision for state taxes in the United States, net of federal benefit (+3.6%); (ii) $0.2 million true-up of prior year’s estimated taxes (-0.6%); and (iii) $0.5 million utilization of net operating losses of the foreign operations (-1.4%).

The provision for income taxes for the nine months ended July 31, 2006 was $10.4 million on the income from continuing operations before the provision for income taxes of $36.4 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) the exclusion of approximately $0.4 million of tax benefits for foreign tax entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized; (ii) an $0.8 million net increase in valuation allowance relating to the deferred tax asset for capital loss carryforwards of the U.S. operation; and (iii) a benefit of $5.0 million related to the write-off of intercompany loans due to the liquidation of FIAP. Additionally, no tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for the nine months ended July 31, 2006.

Results of Discontinued Operations—First Nine Months of 2007 Compared to First Nine Months of 2006

During the fourth quarter of fiscal 2006, we initiated steps to liquidate our United Kingdom operations. The financial statements at and for the nine months ended July 31, 2006 have been restated to reflect the UK operations as discontinued operations and are included as such in the discussion below. The financial statements at and for the nine months ended July 31, 2006 also include as discontinued operations the operations of AEP Bordex BV and AEP Belgium SA, subsidiaries that were a part of our fiscal 2005 plan to dispose of certain foreign subsidiaries and were sold in fiscal 2006, and our Spanish operation. A consolidated summary of the operating results of discontinued operations for the nine months ended July 31, 2007 and 2006 is as follows:

	For the Nine Months Ended July 31,
	2007	2006
	(in thousands)
Net sales	$—	$20,521
Gross profit	—	3,065
Pre-tax income (loss) from discontinued operations	31	(1,068)
Gain from disposition	—	81
Income tax benefit	—	13,506
Income from discontinued operations	$31	$12,519

The pre-tax income from discontinued operations for the nine months ended July 31, 2007 primarily represent interest income earned by our Spanish operation offset by expenses incurred by our UK operations during the period. Net sales, gross profit and pre-tax loss of the discontinued operations for the nine months ended July 31, 2006 include the results of our Belgium and Bordex operations, which were sold in February 2006 and July 2006, respectively. Also included in the pre-tax loss from discontinued operations for the nine months ended July 31, 2006 are $1.5 million of expenses related to our UK operations.

The income tax benefit of the discontinued operations for the nine months ended July 31, 2006 of $13.5 million includes a $6.9 million income tax benefit related to a $25.7 million worthless stock deduction associated with our Belgium operation taken on our fiscal 2005 U.S. federal income tax return, along with a $6.6 million income tax benefit related to a $24.9 million worthless stock deduction associated with our Australian operations taken on our fiscal 2006 U.S. federal income tax return.

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service, capital expenditures and to buy back common shares of our stock.

We ended the first nine months of fiscal 2007 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $206.3 million, compared with $192.5 million at the end of fiscal 2006. During the nine months ended July 31, 2007, in addition to our normal operating activities, we repurchased approximately 1.1 million shares of our common stock totaling $46.1 million and the U.S. company repaid in November 2006 its intercompany loan to the UK operation in the amount of $2.4 million. The repayment proceeds to the U.K. are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheet at July 31, 2007.

Our working capital amounted to $93.9 million at July 31, 2007 compared to $85.5 million at October 31, 2006. The increase in working capital of $8.4 million was primarily due to the inclusion at July 31, 2007 of our land and building in Sydney, Australia (carrying value of $7.8 million) in assets held for sale. The sale of the land and building was completed in August 2007 with estimated net proceeds, after commissions and other costs to sell, of $7.9 million. Remaining changes in working capital primarily reflect our continuing investment in resin in periods of rising prices.

We believe that our cash and cash equivalents on hand at July 31, 2007, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At July 31, 2007, we had an aggregate of $108.2 million available under our various worldwide credit facilities.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our continuing operations and net cash flows from our discontinued operations for each of the nine months ended July 31, 2007 and 2006:

	For the Nine Months
	Ended July 31,
	2007	2006
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$46,338	$38,158
Investing activities	(11,021)	(30,459)
Financing activities	(31,488)	1,478
Net cash (used in) provided by discontinued operations	(1,784)	657
Effect of exchange rate changes on cash and cash equivalents	(857)	512
Increase in cash and cash equivalents	$1,188	$10,346

Note: See consolidated statements of cash flows included in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $2.6 million at July 31, 2007, as compared to $1.4 million at October 31, 2006. Net cash provided by operating activities from continuing operations during the nine months ended July 31, 2007 was $46.3 million, primarily comprised of income from continuing operations of $21.6 million adjusted for non-cash operating charges totaling $35.2 million. Cash used in operating activities primarily includes a $17.3 million net increase in inventories and a $0.9 million increase in other current assets as a result of the timing of insurance prepayments, partially offset by a decrease in accounts payable and accrued expenses totaling $5.7 million resulting from the timing of payments and a $2.3 million decrease in accounts receivable.

Investing Activities

Net cash used in investing activities during the nine months ended July 31, 2007 was $11.0 million, resulting primarily from capital expenditures of $11.2 million.

Financing Activities

Net cash used in financing activities during the nine months ended July 31, 2007 was $31.5 million, resulting from the repurchase of our common stock totaling $46.1 million, repayments of our Pennsylvania loans and foreign borrowings totaling $1.9 million, and $1.4 million of capital lease principal payments, partially offset by $16.1 million net borrowings under our Credit Facility and $1.7 million proceeds related to the issuance of common stock and exercise of employee stock options.

Discontinued Operations

The net cash used by our discontinued operations during the nine months ended July 31, 2007 of $1.8 million resulted primarily from the deposit of $2.4 million by the UK subsidiary into an escrow account awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan partially offset by a $0.6 million partial repayment by our Spanish subsidiary to the U.S. company of intercompany loans.

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

We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of $12.1 million and $1.5 million, with a weighted average interest rate of 7.9% and 7.8%, during the three months ended July 31, 2007 and 2006, respectively. We had average borrowings under the Credit Facility of $5.8 million and $3.4 million, with a weighted average interest rate of 8.0% and 7.6%, during the nine months ended July 31, 2007 and 2006, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at July 31, 2007 and October 31, 2006 supported a borrowing base of $116.1 million and $119.3 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at July 31, 2007 and October 31, 2006 totaled $1.3 million and $0.5 million, respectively. Borrowings outstanding under the Credit Facility were $21.2 million and $5.1 million at July 31, 2007 and October 31, 2006, respectively. Therefore, availability at July 31, 2007 and October 31, 2006 under the Credit Facility was $93.6 million and $113.7 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain secured credit facilities at our foreign subsidiaries with interest rates averaging 4.0% to 6.0% at July 31, 2007. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At July 31, 2007 and October 31, 2006, the aggregate amount outstanding under such facilities was $11.1 million and $12.0 million, respectively. The current portion of these amounts was $9.0 million and $9.8 million at July 31, 2007 and October 31, 2006, respectively. Availability under our various foreign credit facilities at July 31, 2007 and October 31, 2006 was $14.6 million and $11.9 million, respectively.

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

In August 2006, our Board also authorized a $15.0 million stock repurchase program (the “2006 repurchase program”), separate from the repurchase from Third Point as discussed above. On March 13, 2007, we repurchased, under the 2006 repurchase program, 109,800 shares of our common stock at $42.50 per share (which represented a 2.2% discount from the closing price of $43.46 per share on March 7, 2007), totaling $4.7 million, from Third Point LLC and affiliates. On May 9, 2007, we repurchased an additional 300,000 shares of our common stock from Third Point LLC and affiliates at $44.00 per share (which represents a 1.9% discount from the closing price on May 3, 2007 of $44.83 per share), totaling $13.2 million. Although this transaction was separately approved by our Board, our Board determined at such time that no amount remained available under the August 2006 repurchase program.

On June 8, 2007, our Board authorized a new stock repurchase program (the “2007 repurchase program”) under which we may purchase additional shares of our common stock in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

On July 5, 2007, pursuant to the 2007 repurchase program, we repurchased the remaining 641,100 shares of the our common stock held by Third Point LLC and affiliates, at $44.00 per share, totaling $28.2 million, which was funded with cash on hand and borrowings under our Credit Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of July 31, 2007 are as follows:

	For the Fiscal Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitments
	(in thousands)
2007 balance of the year	$8,819	$6,947	$510	$1,312	$17,588
2008	795	13,939	1,006	4,072	19,812
2009	802	13,906	89	2,676	17,473
2010	810	13,874	17	1,895	16,596
2011	21,916	13,841	—	852	36,609
Thereafter(1)	175,719	20,712	—	2,476	198,907
Total	$208,861	$83,219	$1,622	$13,283	$306,985

(1)          Borrowings include $175.0 million Senior Notes due on March 15, 2013.

In addition to the amounts reflected in the table above:

We had $6.0 million of unfunded pension benefit obligations at October 31, 2006 related to our Canadian and Holland operations. For the nine months ended July 31, 2007, we contributed $1.1 million to our foreign defined benefit pension plans. Presently, we anticipate contributing an additional $0.5 million to fund our foreign defined benefit pension plans in fiscal 2007 for a total of $1.6 million.

Due to recent changes in the law, we will contribute cash to the employees’ 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), effective for the 2006 plan year contributions and thereafter, instead of shares of our common stock as we had done in prior years. We contributed $1.9 million in cash in February 2007 to the ESOP in fulfillment of the 2006 ESOP contribution requirement.

We anticipate spending approximately $15.0 million on capital expenditures during fiscal 2007, which includes the purchase of a 10-color print press for our Kentucky plant, expansion of our Pennsylvania and North Carolina plants and the addition of custom film capacity. The projects, not all of which have been approved by our Board, are expected to be completed in early fiscal 2008.

On June 8, 2007, our Board authorized the 2007 repurchase program under which we, at our discretion, may purchase additional shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Between August 2 and August 9, 2007, we repurchased 78,200 shares of our common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million.

Other Liquidity Items

Although we recorded $28.2 million in income tax benefits relating to worthless stock deductions in discontinued operations during fiscal 2006, the continuing operations will benefit by reduced taxes payable in future periods. Based on our projection of taxable income, we expect to realize a portion of the cash benefits in fiscal 2007.

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

The liquidation of FIAP and Spain was completed in December 2006 and February 2007, respectively. The U.S. company received $0.6 million as partial repayment of intercompany loans and we expect an additional $1.2 million by October 31, 2007. Included in this amount is a deposit that was being held in Spain related to a tax contingency. The deposit will be returned in exchange for a guarantee by the U.S. company.

On August 23, 2007, we completed the sale of our land and building in Sydney, Australia. Estimated net proceeds, after commissions and other costs to sell, was $7.9 million.

We are currently exploring strategic alternatives for our subsidiary in the Netherlands. There are no assurances that the exploration of strategic alternatives for our Netherlands operation will result in a consummated transaction.

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

Other Contingencies

A collective bargaining agreement in the California plant covering 118 employees expired in February 2007. We have been granted an extension, mutually agreed upon by the union, until September 2007. Failure to renew this agreement on a timely basis could result in a strike. In the event of such action, we have a plan to continue servicing its customers without disruption.

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

There were no material changes to our critical accounting policies during the nine months ended July 31, 2007.

New Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in the consolidated statements of income at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective for our fiscal year beginning November 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We are currently evaluating the effects, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

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

On September 13, 2006, the Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for our fiscal year ending October 31, 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the effects, if any, that SAB 108 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us for our fiscal year beginning

November 1, 2008. We are currently evaluating the effects, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for us for our fiscal year beginning November 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the effects, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes, should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 was required to be applied to our financial reports for the interim reporting period beginning February 1, 2007. On adoption of EITF 06-3, we continued to present revenues net of taxes and therefore, the adoption of EITF 06-3 had no impact on the presentation of our consolidated financial statements.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, resin price risk and foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2007, the carrying value of our total debt was $208.9 million of which $179.0 million was fixed rate debt. As of July 31, 2007, the estimated fair value of our fixed rate debt was $175.0 million.

Commodities

We use commodity raw materials, primarily resin, in conjunction with our manufacturing process. Our resin costs comprise approximately 72% of our total manufacturing costs. Market risk arises from changes in resin costs. Although the average sell prices of our products generally increase or decrease as of the cost of resins increases or decreases, there is a gap between the speed at which the resin price increases or decreases are passed to our customers. Generally, we acquire our raw materials at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices.

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

As of July 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of July 31, 2007.

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

Item 1A.                Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 and in other reports filed thereafter with the SEC, including this report, before deciding to invest in or retain shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of common stock during the three months ended July 31, 2007:

2007	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May	300,000(	1)	$44.00	300,000	(2)
June	—		—	—
July	641,100(	3)	$44.00	641,100
Total	941,100		$44.00	941,100

(1)          These shares were repurchased on May 9, 2007 from Third Point LLC and affiliates in a private transaction.

(2)          On June 8, 2007, our Board authorized a new stock repurchase program under which we may purchase additional shares of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The amount we may repurchase is subject to limitations set forth in our debt covenants.

(3)          These shares were repurchased on July 5, 2007 from Third Point LLC and affiliates in a private transaction, representing the remaining position in our stock held by such persons.

Between August 2 and August 9, 2007, we repurchased 78,200 shares our common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million.

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

Aep INDUSTRIES INC.
Dated: September 10, 2007	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board,
President and Principal Executive Officer
(principal executive officer)
Dated: September 10, 2007	By:	/s/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Finance
Chief Financial Officer
(principal financial officer)