Form 10-K
period 2007-10-31
AEP INDUSTRIES INC
filed 2008-01-14
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-14550

AEP INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1916107 (I.R.S. Employer Identification No.)
125 Phillips Avenue, South Hackensack, New Jersey (Address of principal executive offices)	07606-1546 (Zip code)
Registrant's telephone number, including area code: (201) 641-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐    Yes    ☒    No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐    Yes    ☒    No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☒    No

         The aggregate market value of the common stock held by non-affiliates of the registrant as of April 30, 2007 was $211,499,324, based upon the closing price of $42.56 as reported by the Nasdaq Global Market on such date. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

         The number of shares of the registrant's common stock outstanding as of January 9, 2008 was 6,851,147.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2008 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.
INDEX TO FORM 10-K

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future, such as our ability to generate sufficient working capital, the amount of Excess Availability under our credit facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "anticipate," "expect," "believe," "estimate," "plan," "project," "predict," "potential," or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; expected disposal and proceeds received from discontinued operations and assets held for sale; changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"), and in particular those factors set forth in Item 1A "Risk Factors" in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.    BUSINESS

General

        AEP Industries Inc., founded in 1970 and incorporated in Delaware in 1985, is a leading manufacturer of plastic packaging films in North America. We manufacture and market an extensive and diverse line of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. Our plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries.

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

Fiscal 2007 Developments

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of business developments in the year ended October 31, 2007.

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

        The following table summarizes our product lines:

Product	Material	Examples of Uses
custom films	polyethylene and polypropylene co- extruded and custom designed monolayer film	• • • • • •	drum, box, carton, and pail liners furniture and mattress bags films to cover high value products barrier films cheese films freezer grade bundle films
stretch (pallet) wrap	polyethylene	•	pallet wrap
polyvinyl chloride wrap	polyvinyl chloride	• • •	food and freezer wrap institutional films twist wrap
printed and converted films	polyethylene	•	printed, laminated, converted films for flexible packaging to consumer markets
other products and specialty films	unplasticized polyvinyl chloride	• •	battery labels credit card laminate

        Net sales by product line for each of the years ended October 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(in thousands)
Custom films	$364,975	$386,557	$343,763
Stretch (pallet) wrap	245,523	241,009	232,359
Polyvinyl chloride wrap	127,596	131,604	116,782
Printed and converted films	21,998	16,573	10,446
Other specialty	25,923	26,366	29,374

Total	$786,015	$802,109	$732,724

  Geographic Regions

        We conduct our operations in two geographical regions, North America and Europe. Selected financial data for our geographical regions is available in Note 14, Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

  North American Operations

        Our North American operations consist of our U.S. and Canadian operations and represented 85%, 87% and 86% of consolidated net sales for the fiscal years ended October 31, 2007 ("fiscal 2007"), 2006 ("fiscal 2006") and 2005 ("fiscal 2005"), respectively.

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

Stretch Wrap

        We manufacture a family of high performance stretch wrap for wrapping and securing palletized products for shipping. We also market a wide variety of stretch wrap designed for commodity and specialty uses. In fiscal 2007, 2006 and 2005, we sold approximately 82%, 82% and 80%, respectively, of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis. Since the industry is still experiencing overcapacity in the marketplace, we have consolidated our distribution activities, reformulated certain stretch products and made efficiency enhancing investments to help us realize some cost reductions.

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

Printed and Converted Films

        Our printed and converted films provide printed rollstock to the food and beverage industries and other manufacturing and distributing companies. We also "convert" printed rollstock to bags and pouches for use by bakeries, fresh or frozen food processor, manufacturers or other dry goods processors.

Other Products and Specialty Films

        We manufacture unplasticized polyvinyl chloride ("UPVC") film for use in battery labels and credit card laminates. The characteristics of this product are similar to cellophane and can be used as a low cost substitute.

  European Operations

        Our continuing European operations represented 15%, 13% and 14% of consolidated net sales for the fiscal years ended October 31, 2007, 2006 and 2005.

European Flexibles

        Our European flexibles division in the Netherlands manufactures custom films and converted films used in the food processing and pharmaceutical industries, including freezer film and processed cheese innerwrap. Our European flexibles division also manufactures and sells stretch film for wrapping and securing pallet loads.

        We are currently exploring strategic alternatives for our subsidiary in the Netherlands. There can be no assurance that the exploration of strategic alternatives will result in a consummated transaction.

  Discontinued Operations

        During the fourth quarter of fiscal 2007, we completed the sale of our land and building located in Sydney, Australia which commencing May 2, 2006 was being leased to the Australian buyer. See Note 19 in Item 8 for additional information. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we concluded that our Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, is required to be reported as part of discontinued operations. As a result, the financial statements as of October 31, 2006 and for fiscal years ended October 31, 2006 and 2005 have been restated to reflect the Australian land and building as discontinued operations and are included as such in this report.

        During the fourth quarter of fiscal 2006, we decided to liquidate our UK operations, a sales and distribution facility for our former European PVC operations. Completion of the liquidation of the UK is dependent on scheduling done by the UK pension regulators and therefore we are unable to determine when the liquidation will be completed.

        We are in the final stages of liquidating our Spanish and Italian companies and expect the respective liquidations to be completed in early fiscal 2008.

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

        We manufacture our film at several large, geographically dispersed, integrated extrusion facilities throughout North America and one facility in the Netherlands, which also have the ability to produce other products. The size and location of those facilities, as well as their capacity to manufacture multiple types of flexible packaging products and to re-orient equipment as market conditions warrant, enable us to achieve savings and minimize overhead and transportation costs.

        See Item 2, "Properties" for a discussion of product lines manufactured at each facility.

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

        We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, including the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. Further, we have shifted production among our plants, closed facilities and consolidated operations to improve efficiencies and lower expenses. We will continue to upgrade or replace equipment, as we deem appropriate, to increase production capacity, improve our efficiencies and quality and expand our product mix. During fiscal 2007, we continued to expand our North American operations, including completion of a 50,000 square foot expansion in our Pennsylvania plant. Certain installation projects that began in fiscal 2007 will be finalized in fiscal 2008, including a new PVC line in our Georgia plant, a new specialty line in our North Carolina plant, two new co-extruded film lines, and a new 10-color print press in our Kentucky plant.

  Backlog

        Our total backlog at October 31, 2007 was approximately $49.6 million, compared with approximately $34.7 million at October 31, 2006. We do not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence backlog.

  Quality Control

        We believe that maintaining the highest standards of quality in all aspects of our manufacturing operations plays an important part in our ability to maintain our competitive position. To that end, we have adopted strict quality control systems and procedures designed to test the mechanical properties of our products, such as strength, puncture resistance, elasticity, abrasion characteristics and sealability, which we regularly review and modify as appropriate.

  Raw Materials

        We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. Most of our purchases of resin in fiscal 2007 were from eight major international resin suppliers. Our top three suppliers of resin during fiscal 2007 supplied us with 30%, 24% and 21%, respectively, of our worldwide resin requirements. Although the plastics industry has from time to time experienced shortages of resin supply, including as recently as the 2005 hurricane season, we believe that we have adequate sources available to meet our supply needs.

        The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers. See Item 1A, "Risk Factors."

        The cost of resin, which varies by product line, averaged 73% of the cost of sales during fiscal 2007. Resin pricing decreased during fiscal 2007 as compared to average pricing during fiscal 2006 by 14% in North America and increased by 3% in Europe. However, resin suppliers have been steadily increasing their prices since March 2007. Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs.

  Marketing and Sales

        We believe that our ability to continue to provide superior customer service will be critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities and our ability to timely deliver products can be a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers, which we attribute to our ability to consistently manufacture high-quality products and provide timely delivery and superior customer service. We serve approximately 4,000 customers worldwide, none of which individually accounted for more than 5% of our net sales in 2007.

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

        We generally sell either directly to customers who are end-users of our products or to distributors for resale to end-users. In fiscal 2007, 2006 and 2005 approximately 60%, 62%, and 62%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users.

  Distribution

        We believe that the timely delivery of our products to customers is a critical factor in out ability to maintain our market position. In North America, all of our deliveries are by dedicated service haulers, contact carriers and common carriers, while we continue to maintain online control through a web based "On Demand" Transportation Management System (TMS) software. The TMS system provides detailed reports, tracking of every shipment to customer delivery and carrier management. This enables us to better control the distribution process and ensure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

        Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500 mile radius of our plants. This enables us to reduce our use of warehouse space to store products. However, we also ship products great distances when necessary and export from the United States and Canada.

        Internationally, we use common and contract carriers to deliver most of our products, both in the country of origin and for export.

  Research and Development

        We have a research and development department with a worldwide staff of approximately 14 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2007 and 2006, we focused a significant portion of our research and development efforts on UPVC films, twist film wrap for candies, co-extruded high barrier products, one-sided cling films, premium stretch film products, and bundle film products.

        Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2007, 2006 and 2005, we spent $1.5 million, $1.2 million and $1.4 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

  Intellectual Property

        We own a number of patents, trademarks and licenses that relate to some of our products and manufacturing processes, and apply for new patents on significant product and process developments when appropriate. Although we believe that our patents and trademarks collectively provide us a competitive advantage, we are not dependent on any single patent or trademark. Rather, we believe our success depends on our marketing, manufacturing, and purchasing skills, as well as our ongoing research and development and unpatented proprietary know-how. We believe that the expiration or unenforceability of any of our patents, trademark registrations or licenses would not be material to our financial position or results of operations.

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

  Environmental Matters

        We believe that there are no current environmental matters which would have a material adverse effect on our financial position, results of operations or liquidity. See discussion of environmental risk factors in Item 1A, "Risk Factors."

  Employees

        At October 31, 2007, we had approximately 1,850 full and part time employees worldwide, including officers and administrative personnel. In North America, we have three collective bargaining agreements covering 282 employees, which expire in March 2008, January 2010, and February 2010, respectively. Further, we have trade unions in the Netherlands covering approximately 81 employees with contracts expiring in March 2008. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations and liquidity.

  Executive Officers of the Registrant

        At January 14, 2008, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	66	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	65	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	43	Executive Vice President, Sales and Marketing
David J. Cron	53	Executive Vice President, Manufacturing
Paul C. Vegliante	42	Executive Vice President, Operations
Lawrence R. Noll	59	Vice President, Tax and Administration, and Director
James B. Rafferty	55	Vice President, Treasurer and Secretary
Linda N. Guerrera	40	Vice President and Controller

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

        Lawrence R. Noll has been our Vice President, Tax and Administration since April 2007. Prior thereto, he was our Vice President and Controller since 1996, a director since February 2005 and our corporate Secretary from April 2005 to April 2007. Previously, he served as Vice President, Finance since 1993 and was our corporate Secretary from 1993 to 1998. He served also as a director from 1993 to 2004. He was employed as our Controller from 1980 to 1993.

        James B. Rafferty has been our Vice President and Treasurer since November 1996 and Secretary since April 2007. Prior thereto, he was our Assistant Treasurer since July 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

        Linda N. Guerrera has been our Vice President and Controller since April 2007. Prior thereto, she was our Director of Financial Reporting from September 2006 to April 2007 and our Assistant Controller—International Operations from October 1996 to September 2006. Prior to joining the Company, Ms. Guerrera was a manager at Arthur Andersen LLP in New York City.

        Certain family relationships exist between our directors and executive officers; Messrs. Powers and Vegliante are the sons-in-law of Mr. Barba; Messrs. Barba and Cron are cousins; and Ms. Guerrera is the daughter-in-law of Mr. Feeney.

  Available Information

        Our Internet address is www.aepinc.com. In the "Investor Relations" section of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders' meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on our Investor Relations web site free of charge. Copies of any of the above-referenced information will also be made available, free of charge, by calling (201) 641-6600 or upon written request to: Corporate Secretary, AEP Industries, Inc., 125 Phillips Avenue, South Hackensack, NJ 07606. The content on our website is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A.    RISK FACTORS

        You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations. Further, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations.

Industry Risks

Our business is dependent on the price and availability of resin, our principal raw material, and our ability to pass on resin price increases to our customers.

        The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in a large part, on the markets for these resins. We use resins that are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability.

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

        Resin costs comprised approximately 73% of our total consolidated cost of sales during fiscal 2007. We rely on three principal suppliers for our resin that provided us with approximately 30%, 24% and 21%, respectively, of our fiscal 2007 resin supply. The loss of any of these resin suppliers would force us to purchase resin in the open market, which may be at higher prices, until we could secure another source of resin and such higher prices may not allow us to remain competitive. In addition, the resin supply in our industry is limited, and a loss of one of our suppliers may not be replaceable through open market purchases or through a supply arrangement with another supplier. If we are unable to obtain resin in sufficient quantities, we may not be able to manufacture our products. Even if we were able to replace one of our resin suppliers through another supply arrangement, there can be no assurance that the terms that we enter into with such alternate resin supplier will be as favorable as the resin supply arrangements that we currently have.

Company Risks

We have limited contractual relationships with our customers and, as a result, our customers may unilaterally reduce the purchase of our products.

        A substantial portion of our business is in the merchant market which is not protected by long-term contractual relationships with our customers. As a result, our customers may unilaterally reduce the purchase of our products or, in certain cases, terminate existing orders for which we may have incurred significant production costs. The loss of several customers could, in the aggregate, materially adversely affect our operations and financial condition.

        Many of our larger packaging customers are multinational companies that purchase large quantities of packaging materials. Many of these companies are purchasers with centralized procurement departments. They generally enter into supply arrangements through a tender process that solicits bids from several potential suppliers and selects the winning bid based on several attributes, including price and service. The significant negotiating leverage possessed by many of our customers and potential customers limits our ability to negotiate supply arrangements with favorable terms and creates pricing pressure, reducing margins industry wide. In addition, our customers may vary their order levels significantly from period to period, and customers many not continue to place orders with us in the future at the same levels as in prior periods. In the event we lose any of our larger customers, we may not be able to quickly replace that revenue source, which could harm our financial results.

Our business may be adversely affected by risks associated with foreign operations.

        Approximately 15% of our consolidated net sales from continuing operations for fiscal 2007 were generated from operations conducted outside of North America. Conducting an international business inherently involves a number of difficulties and risks, including currency fluctuations, restrictions on our ability to cause our subsidiaries to transfer cash to us, and compliance with existing and changing regulatory requirements. We have experienced and may continue to experience any or all of these risks. Any of these factors may materially adversely affect our sales, profits, cash flow and financial position.

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

        In North America, unions represent 282 employees, or 17% of our North American workforce, at October 31, 2007, under three collective bargaining agreements. One agreement expires in March 2008, one agreement expires in January 2010, and the other agreement expires in February 2010. Although we believe that our present labor relations with our North American employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Further, we have collective bargaining agreements at our facility in the Netherlands, covering substantially all of the hourly employees.

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

        Our future success depends to a large extent on the experience and continued services of our key managerial employees, including J. Brendan Barba, our President and Chief Executive Officer, and Paul M. Feeney, our Executive Vice President, Finance, and Chief Financial Officer. We may not be able to retain our executive officers and key personnel or attract additional qualified key employees in the future. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse effect on our results of operations and financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our Chief Executive Officer owns a substantial amount of our common stock and has significant influence over our business.

        At October 31, 2007, J. Brendan Barba, our Chairman, President and Chief Executive Officer, beneficially owned 835,464 shares of our common stock and had the right to acquire an additional 64,180 shares of our common stock. His ownership and voting control over approximately 12% of our common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Our business is subject to risks associated with manufacturing processes.

        We internally manufacture our own products at our production facilities. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

        Unexpected failures of our equipment and machinery may result in production delays, revenue loss and significant repair costs, injuries to our employees, and customer claims. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations.

Financial Risks

To service our debt or redeem such debt upon a change of control, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all. As of October 31, 2007, we could have borrowed up to an additional $109.6 million under our U.S. credit facility and an additional $15.6 million in foreign credit facilities.

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

        The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in response to a variety of factors, including:

  •
  fluctuations in operating results, including as a result of changes in resin prices, currency exchange fluctuations and the other variables;

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

        Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operation and financial condition.

Shares of common stock eligible for future sale, and additional equity offerings by us, may adversely affect our common stock price.

        The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2007 under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which approximately 6.9 million shares of common stock were outstanding and approximately 0.3 million shares of common stock were issuable related to the exercise of currently outstanding stock options and 0.2 million shares of common stock were issuable related to settlement of performance units if the performance unit holders elected settlement in stock.

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

        In fiscal 2007, we repurchased $49.0 million of our common stock pursuant to various stock repurchase programs authorized by our board of directors, all of which have since terminated.

        On November 1, 2007, our board of directors authorized a stock repurchase program under which we may purchase up to an additional $5.0 million of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The existence of our stock repurchase program and any purchases under this program could result in an increase in the market price of our stock. In addition, purchases under this repurchase program could reduce the liquidity for our stock. Further, our repurchase program may be suspended at any time at our discretion, and any discontinuation could cause the market price of our stock to decline.

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

        We own all of our manufacturing facilities, except for our manufacturing facility located in Bowling Green, Kentucky. Substantially all of the owned properties are pledged as collateral under our various credit facilities. The following chart sets forth the square footage of our manufacturing facilities, including warehousing space:

Location	Approximate Square Footage	Types of Film Produced
North America
Griffin, Georgia	330,000	PVC food wrap, UPVC
Wright Township, Pennsylvania	385,000	Custom and stretch
Matthews, North Carolina	265,000	Custom and stretch
Alsip, Illinois	158,400	Custom
West Hill, Ontario, Canada	138,000	PVC food wrap
Chino, California	252,000	Custom and stretch
Waxahachie, Texas	217,000	Custom
Bowling Green, Kentucky (under lease ending October 31, 2010)	160,000	Printed and converted, custom
Europe
Apeldoorn, Netherlands	216,000	Custom, stretch, printed and converted

Total	2,121,400

        We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

        In the aggregate, we currently use approximately 2.5 million square feet of manufacturing, office and warehouse space. Usually we assign sales offices to each of our plants. As of October 31, 2007, our manufacturing facilities had a combined average annual production capacity exceeding one billion pounds.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is quoted on the Nasdaq Global Select Market under the symbol "AEPI." The high and low closing prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2006 and 2007, respectively, are as follows:

	Price Range
Fiscal Year and Period
	High	Low
2006
First quarter (November-January)	$27.50	$20.87
Second quarter (February-April)	35.42	24.80
Third quarter (May-July)	44.84	32.03
Fourth quarter (August-October)	53.00	40.06
2007
First quarter (November-January)	$55.59	$44.57
Second quarter (February-April)	48.05	42.04
Third quarter (May-July)	48.42	38.72
Fourth quarter (August-October)	42.70	35.02

        On January 9, 2008, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $30.92.

Holders

        On January 9, 2008, our common stock was held by approximately 1,600 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends

        No dividends have been paid to stockholders since December 1995. The payment of future dividends is within the discretion of the board of directors and will depend upon business conditions, our earnings and financial condition and other relevant factors. The payments of future dividends, however, are restricted and subject to a number of covenants under our Loan and Security Agreement and under the Indenture pursuant to which our 7.875% Senior Notes were issued. The Company does not anticipate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended October 31, 2007.

2007 period	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1-August 31	78,200	$37.31	78,200	—	(1)
September 1-September 30	—	—	—	—	(1)
October 1-October 31	—	—	—	—	(1)

Total	78,200	$37.31	78,200	—	(3)

(1)
On June 8, 2007, our board of directors authorized a stock repurchase program (the "June 2007 repurchase program") under which we are permitted to purchase shares of our common stock in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. Between August 2 and August 9, 2007, we repurchased, pursuant to the June 2007 repurchase program, 78,200 shares of our common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million. The June 2007 program ended on October 31, 2007.

(2)
The table does not include (a) shares withheld to satisfy tax withholding obligations or other legally required charges upon vesting of performance units and (b) shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options.

(3)
On November 1, 2007, our board of directors authorized a stock repurchase program under which we may purchase up to $5.0 million of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

        On January 11, 2008, our board of directors increased the amount with which we may repurchase our stock from $5.0 million, as authorized on November 1, 2007, to $8.0 million, subject to covenant restrictions.

Performance Graph

        The following graph compares, for the five-year period ended on October 31, 2007, the cumulative total stockholder return on our common stock against the cumulative total return of:

  •
  the S&P 500 Index and

  •
  a peer group consisting of fifteen publicly traded plastic manufacturing companies that we have selected. The companies in the peer group are as follows: Aptar Group, Astronics Corporation, Atlantis Plastics Inc., Ball Corporation, Bemis Company, Inc., Crown Holdings, Inc., Intertape Polymer Group Inc., PVC Container Corporation, Pactiv Corporation, Peak International Limited, Silgan Holdings Inc., Sonoco Products Company, Spartech Corporation, Dean Foods Company, West Pharmaceutical Services, Inc.

        The graph assumes $100 was invested on October 31, 2002 in our common stock, the peer group consisting of fifteen companies, and the S&P 500 Index, and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AEP Industries, Inc., The S&P 500 Index
And A Peer Group

*
$100 Invested on 10/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending October 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. During the fourth quarter of fiscal 2007, we completed the sale of our land and building located in Sydney, Australia. In accordance with SFAS No. 144 we concluded that our Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, required discontinued operations reporting treatment. As a result, prior year amounts related to this asset group have been reclassified to discontinued operations and are included as such in the amounts below.

	Years Ended October 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$786,015	$802,109	$732,724	$608,222	$553,276
Gross profit	151,413	161,712	133,933	116,880	102,181
Operating income from continuing operations(1)	56,895	69,894	45,545	36,294	5,887
Interest expense	(16,487)	(16,541)	(28,519)	(23,594)	(24,376)
Other income (expense), net	745	(7,657)	844	(433)	(2,203)
Income (loss) from continuing operations before provision for income taxes	41,153	45,696	17,870	12,267	(20,692)
Provision for income taxes	15,217	8,432	15,269	6,872	10,866
Income (loss) from continuing operations	25,936	37,264	2,601	5,395	(31,558)
Income (loss) from discontinued operations	4,116	25,665	(53,223)	(23,928)	6,040
Net income (loss)	$30,052	$62,929	$(50,622)	$(18,533)	$(25,518)
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$3.45	$4.42	$0.31	$0.65	$(3.91)

Income (loss) from discontinued operations	$0.55	$3.04	$(6.26)	$(2.87)	$0.75

Net income (loss) per common share	$4.00	$7.46	$(5.95)	$(2.23)	$(3.16)

Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$3.39	$4.35	$0.30	$0.65	$(3.91)

Income (loss) from discontinued operations	$0.54	$3.00	$(6.18)	$(2.86)	$0.75

Net income (loss) per common share	$3.93	$7.35	$(5.87)	$(2.22)	$(3.16)

Cash dividends declared and paid	—	—	—	—	—
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data (at period end):
Total assets	$329,028	$336,080	$311,323	$451,950	$457,718
Total debt (including current portion, not including capital lease obligations)	195,582	193,880	192,576	236,136	227,530
Shareholders' equity	42,370	57,593	6,195	47,359	50,330

(1)
Operating income from continuing operations for the years ended October 31, 2004 and 2003 includes FIAP shutdown (reversals) costs of ($2.0) million and $13.3 million, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative explanation from the perspective of our management on our business, financial condition, results of operations, and cash flows. Our MD&A is presented in six sections:

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

  Market Conditions

        Resin suppliers have been steadily increasing resin prices since March 2007. The increases are primarily driven by rising oil prices and a strong export demand as the U.S. dollar weakens, with the U.S. market remaining relatively flat. Although resin prices have been rising since March 2007, average prices during fiscal 2007 relative to fiscal 2006 decreased by 14% in North America and increased 3% in Europe. We anticipate that worldwide resin prices will continue to rise in early fiscal 2008.

        We believe that the marketplace in which we sell our products was much more competitive in fiscal 2007 than in fiscal 2006. Sales price increases were met with more resistance than we customarily experience and such increases took longer to implement. In certain situations, we delayed price increases in order to remain competitive. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices continue to increase.

  Fiscal 2007 Developments

        We continue to implement our strategic plan to maintain the strength of our company by continuing to invest in our ourselves. During fiscal 2007, we have:

  •
  repurchased a total of 1,129,100 shares of our common stock for an aggregate purchase price of $49.0 million, utilizing cash on hand coupled with borrowings under our Credit Facility;

  •
  completed the sale of our land and building located in Sydney, Australia for $7.8 million;

  •
  incurred approximately $15.6 million of capital expenditures during fiscal 2007 related primarily to a new 10-color print press installed in our Kentucky plant with production expected to commence in March 2008, a 50,000 square foot expansion of our Pennsylvania plant, two co-extruded lines with a combined capacity of twenty million pounds, a new PVC line in our Georgia plant with production expected to commence in January 2008, and a new specialty line installed in our North Carolina plant with production expected to commence in February 2008.

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

Results of Operations—Fiscal 2007 Compared to Fiscal 2006

        The following table presents selected financial data for fiscal 2007 and 2006 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Fiscal Year Ended
	2007			2006
	$	$ Per lb. sold		$	$ Per lb. sold		% increase /(decrease) of $	$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$786,015	$1.03		$802,109	$1.10		(2.0)%	$(16,094)
Gross profit	151,413	0.20		161,712	0.22		(6.4)%	(10,299)
Operating expenses:
Delivery	37,498	0.05		35,950	0.05		4.3%	1,548
Selling	34,503	0.04		32,291	0.05		6.9%	2,212
General and administrative	22,484	0.03		24,918	0.03		(9.8)%	(2,434)

Total operating expenses	$94,485	$0.12		$93,159	$0.13		1.4%	$1,326

Pounds sold		766,379	lbs.		727,937	lbs.

  Consolidated

        Net sales for fiscal 2007 decreased $16.1 million, or 2.0%, to $786.0 million compared with $802.1 million for fiscal 2006. The decrease in net sales was the result of an 8% decrease in average selling prices resulting primarily from a decrease in resin prices (during fiscal 2007 as compared to fiscal 2006), partially mitigated by a sales volume increase of 5% combined with the positive impact of foreign exchange of $11.8 million, primarily reflecting the impact of the strengthened European and Canadian currencies.

        Gross profit for fiscal 2007 decreased $10.3 million, or 6.4%, to $151.4 million as compared to $161.7 million in fiscal 2006. The decrease in gross profit was largely due to a $7.9 million increase in the LIFO reserve in the current fiscal year as compared to a $11.6 million decrease in the LIFO reserve in the prior year, combined with lagging selling price increases over recently rising resin prices, partially offset by the positive effect of a 5% sales volume increase. The effect of foreign exchange on gross profit for fiscal 2007 was a positive $1.4 million.

  North America

        Net sales in North America decreased $30.9 million to $666.3 million for fiscal 2007, from $697.2 million in the prior fiscal year. The decrease was primarily due to a 10% decrease in average selling prices, attributable to lower resin costs during the comparable periods, partially mitigated by a 6% increase in sales volume resulting from increased customer demand. Fiscal 2007 also included $2.1 million of positive impact of foreign exchange relating to our Canadian operations.

        Gross profit in North America decreased $12.1 million, or 8.0%, to $139.1 million for fiscal 2007, primarily due to the above noted $19.5 million cumulative impact on gross profit related to the LIFO reserve and a decrease in material margins, resulting from lagging sell price increases, partially mitigated by an increase in sales volume. The effect of foreign exchange on the North American gross profit for fiscal 2007 was a positive $0.4 million.

  Europe

        Net sales in Europe for 2007 increased $14.8 million to $119.7 million from $104.9 million for fiscal 2006. This increase includes the positive impact of foreign exchange of $9.7 million, a 2%

increase in sales volume and a 2% increase in per pound average selling prices. Increases in selling prices were primarily due to a favorable change in product mix with greater sales in the custom films business.

        Gross profit in Europe increased $1.8 million, or 17%, to $12.3 million for fiscal 2007 compared to fiscal 2006. This increase is primarily due to the favorable shift in product mix to higher-margined custom films and improved manufacturing efficiencies. The effect of foreign exchange on the European gross profit for fiscal 2007 was a positive $1.0 million.

  Consolidated Operating Expenses

        Operating expenses for fiscal 2007 increased $1.3 million to $94.5 million, or 1.4%, as compared to $93.2 million in the prior fiscal year. The effect of foreign exchange increased reported total operating expenses by $1.0 million. The remaining increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold, an increase in compensation costs recorded in accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for our stock options and performance units, and advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands. These increases were partially mitigated by a decrease in audit and consulting fees associated with compliance with the Sarbanes-Oxley Act of 2002 and a decrease in bonuses earned in fiscal 2007.

  Consolidated Other Operating Income (Expense)

        Other operating expense for fiscal 2007 was $33,000 and represented net losses on sales of fixed assets as compared to $1.3 million in income during the prior period, which primarily was the result of the gain on sale of our FIAP land and building in January 2006 producing a gain, after costs to sell, of $1.4 million.

  Consolidated Interest Expense

        Interest expense of $16.5 million for fiscal 2007 remained relatively flat in comparison to the prior period. Interest expense on our Credit Facility increased $0.3 million during fiscal 2007 as compared to the prior fiscal year resulting from higher average borrowings, partially offset by lower average interest rates during fiscal 2007. Interest expense in our foreign locations decreased $0.3 million primarily due to reduced borrowings, partially offset by higher average interest rates during fiscal 2007 as compared to the prior fiscal year.

  Consolidated Other, net

        Other, net for fiscal 2007 amounted to $0.7 million in income as compared to $7.7 million in expense for the prior fiscal year. During the prior fiscal year, we charged operations $8.0 million for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). The remaining changes are primarily attributable to $0.3 million in interest income on tax refunds in our New Zealand subsidiary in fiscal 2007, coupled with a $0.2 million increase in foreign currency gains in the current year as compared to the prior year resulting from an increase in the number of hedge contracts settled in each period, the changes in foreign exchange rates, and an increase in unrealized gains on foreign currency denominated payables and receivables.

  Consolidated Income Tax Provision

        The provision for income taxes for fiscal 2007 was $15.2 million on income from continuing operations before the provision for income taxes of $41.2 million. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $1.7 million provision for state taxes in the United States (+4.2%), no federal tax benefit was recognized in fiscal 2007 as the Company is not in a state tax paying position; and (ii) a $1.1 million benefit for the utilization of net operating losses of the foreign operations (-2.7%).

        The provision for income taxes for fiscal 2006 was $8.4 million on income from continuing operations before the provision for income taxes of $45.7 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) a benefit of $7.0 million related to the write-off of intercompany loans and investment due to the liquidation of FIAP; (ii) the release of approximately $1.8 million of excess taxes payable resulting primarily from a tax refund received in the U.S. during fiscal 2006; (iii) a $1.0 million benefit resulting from a tax refund to be received in fiscal 2007 by our New Zealand operations relating to excess non-resident withholding tax payments made on cash repatriations to the United States; and (iv) a $1.1 million release of foreign tax credit valuation allowance. Due to the net operating loss carryforward for fiscal 2006, our provision for state taxes is $0.1 million, which represents the Alternative Minimum Assessment due to the State of New Jersey. Additionally, no tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for fiscal 2006.

  Results of Discontinued Operations—Fiscal 2007 Compared to Fiscal 2006

        During the fourth quarter of fiscal 2007, we completed the sale of our land and building located in Sydney, Australia. In accordance with SFAS No. 144 we concluded that our Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, requires discontinued operations reporting treatment. As a result, the financial statements at and for fiscal 2006 have been restated to reflect the Australian operations as discontinued operations and are included as such in the discussion below. The financial statements at and for fiscal 2006 also include as discontinued operations the operations of AEP Bordex BV and AEP Belgium SA, subsidiaries that were a part of our fiscal 2005 plan to dispose of certain foreign subsidiaries and were sold in fiscal 2006, and our UK and Spanish operations.

        A consolidated summary of the operating results of discontinued operations for fiscal 2007 and 2006 is as follows:

	For the Year Ended October 31,
	2007	2006
	(in thousands)
Net sales	$—	$20,521
Gross profit	—	3,065
Pre-tax income (loss) from discontinued operations	3,657	(3,204)
Income tax benefit (provision)	—	28,216
Gain from disposition	459	653
Income from discontinued operations	$4,116	$25,665

        Pre-tax income from discontinued operations for fiscal 2007 primarily relates to the results of our Australian operations, including $2.5 million income from the reclassification of Australia's accumulated foreign currency translation gains in accordance with SFAS No. 52, $0.6 million of rental income received during fiscal 2007 from our land and building in Sydney, Australia, and $0.3 million of foreign currency gains. Also included in the pre-tax income for fiscal 2007 is a $0.3 million reversal of provisions established at the time of sale of certain assets and liabilities of our New Zealand operation in May 2005 relating to non-collection of trade receivables (used as basis of cash advance to us by the buyers of the New Zealand operation) and clean-up of leased properties. The fiscal 2007 pre-tax income from discontinued operations also includes interest income earned and expenses paid by our

Spanish operation and expenses incurred by our UK operations during the period. The gain from disposition in fiscal 2007 of $0.5 million includes a $0.4 million gain on the sale of our land and building in Sydney, Australia and $29,000 final settlement on closing balance sheet adjustments related to our Bordex operation sold in July 2006. No tax provision has been recognized for the $2.5 million reclassification of Australia's accumulated foreign currency translation gains into income for fiscal 2007.

        Net sales, gross profit and pre-tax loss from discontinued operations for fiscal 2006 include the results of our Belgium and Bordex operations, which were sold in February 2006 and July 2006, respectively. Also included in the pre-tax income (loss) from discontinued operations for fiscal 2006 are the results of our Australian land and building, which primarily include $1.1 million of rental income from our land and building in Sydney, Australia and a $0.5 million refund of excess payroll withholding tax payments made in Australia.

        During the fourth quarter of fiscal 2006, we initiated steps to liquidate our UK operations and as a result, evaluated the carrying value of the net assets of the UK operations and determined that the book value of the UK exceeded its fair value. As a result, we recorded a $2.2 million impairment charge taken against the assets of the UK company and recorded a $2.4 million liability related to funding of the UK's defined contribution plan. The total loss of $4.6 million was recorded during the fourth quarter of fiscal 2006 and is included in the pre-tax loss from discontinued operations.

        The income tax benefit of the discontinued operations for fiscal 2006 of $28.2 million includes a $9.9 million income tax benefit related to a $25.8 million worthless stock deduction associated with our Belgium operation, a $9.5 million income tax benefit related to a $24.9 million worthless stock deduction associated with our Australian operation, and a $8.8 million income tax benefit related to a $23.0 million worthless stock deduction associated with our Spanish operation. These worthless stock deductions have been taken on our U.S. federal income tax return.

        Included in the gain from disposition from discontinued operations in the consolidated statements of operations during fiscal 2006 is $0.6 million of income primarily related to the settlement with certain suppliers in full and final settlement of balances existing at the time our Spanish subsidiary filed for liquidation.

Fiscal 2006 Compared to Fiscal 2005

        The following table presents selected financial data for fiscal 2006 and 2005 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Fiscal Year Ended
	2006			2005
	$	$ Per lb. sold		$	$ Per lb. sold		% increase /(decrease) of $	$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$802,109	$1.10		$732,724	$0.97		9.5%	$69,385
Gross profit	161,712	0.22		133,933	0.18		20.7%	27,779
Operating expenses:
Delivery	35,950	0.05		33,090	0.05		8.6%	2,860
Selling	32,291	0.05		31,295	0.04		3.2%	996
General and administrative	24,918	0.03		24,230	0.03		2.8%	688

Total operating expenses	$93,159	$0.13		$88,615	$0.12		5.1%	$4,544

Pounds sold		727,937	lbs.		755,791	lbs.

  Consolidated

        Net sales for fiscal 2006, increased $69.4 million, or 9.5%, to $802.1 million compared with $732.7 million for fiscal 2005. The increase in net sales was the result of a 13.6% increase in unit prices partially offset by a 3.7% decrease in sales volume during fiscal 2006 as compared to fiscal 2005. The increase in net sales also includes a net positive impact of foreign exchange of $0.7 million.

        Gross profit for fiscal 2006 increased $27.8 million, or 20.7%, to $161.7 million as compared to $133.9 million in fiscal 2005. The improvement in gross profit was primarily due to the effects of sequential resin price reductions on backlog orders during fiscal 2006.

  North America

        Net sales in North America increased $63.9 million to $697.2 million for fiscal 2006, from $633.3 million in the prior fiscal year. The increase was primarily due to a 14.1% increase in per pound average selling prices positively affecting net sales by $89.6 million partially offset by a 4.0% decrease in sales volume, which negatively affected net sales by $29.2 million. The increase in average selling prices is reflective of higher resin costs as compared to the prior year passed along to our customers. The third quarter of fiscal 2006 marked a brief recovery in sales volume in North America as customers were rebuilding inventory levels after months of delaying ordering product in anticipation of falling resin prices, but customers during the fourth quarter reverted back to delaying ordering as resin prices were expected to decrease. Fiscal 2006 also included $3.5 million of positive impact of foreign exchange relating to our Canadian operations.

        Gross profit in North America increased $27.4 million, or 22.1%, to $151.2 million for fiscal 2006, primarily due to a 14.1% increase in selling prices, which increased gross profit by $32.6 million, and $0.7 million positive foreign exchange impact, partially offset by a decrease in sales volume, which decreased gross profit by $5.0 million. The gross profit of North America for fiscal 2006 also includes $0.1 million of an impairment loss related to the Gainesville land and building and $0.8 million of compensation costs recorded in accordance with SFAS No. 123R. The increase in North America's gross profit is primarily due to our continuing ability to pass increased resin costs to our customers, effects of sequential resin price reductions on backlog orders and an approximately $11.6 million reduction of LIFO inventory reserves.

  Europe

        Net sales in Europe for fiscal 2006 increased $5.5 million to $104.9 million from $99.4 million for fiscal 2005. This increase is primarily due to a 10.0% increase in per unit selling prices resulting from a favorable change in product mix, with greater sales in the printed and laminate business, and an increase in resin prices which were passed along to our customers partially offset by $2.8 million of negative impact of foreign exchange.

        Despite margins being under pressure due to intense competition, gross profit in Europe increased $0.4 million, or 4.2% to $10.5 million for fiscal 2006 compared to fiscal 2005, primarily due to a favorable shift in product mix to higher-margined specialty products and improved manufacturing efficiencies.

  Consolidated Operating Expenses

        Operating expenses for fiscal 2006 increased $4.6 million to $93.2 million, or 5.1%, as compared to $88.6 million in the prior fiscal year. The increase is primarily due to an increase in delivery expenses resulting from suppliers passing along fuel cost increases, $1.9 million of compensation costs recorded in accordance with SFAS No. 123R for our stock options and performance units, increased accruals related to employee performance incentives and higher audit and consulting fees related to the compliance with the Sarbanes-Oxley Act of 2002, partially offset by a decrease in general and administrative expenses in our FIAP operation during fiscal 2006.

  Consolidated Other Operating Income

        Other operating income for fiscal 2006 amounted to $1.3 million in income, which primarily was the result of the gain of $1.4 million, after costs to sell, on the sale of our FIAP land and building in January 2006, compared to $0.2 million in income in the prior fiscal year.

  Consolidated Interest Expense

        Interest expense for fiscal 2006 was $16.5 million compared to $28.5 million for fiscal 2005, a decrease of $12.0 million. Included in interest expense for fiscal 2005 are the write-off of unamortized fees and bond discount of $3.0 million related to the 9.875% senior subordinated notes due 2007 ("2007 Notes"), the early tender fee paid to the 2007 Note holders of $4.2 million and the payment of $0.2 million of fees related to the redemption of the 2007 Notes. Without these items, interest expense decreased $4.6 million and is primarily due to the redemption of our 2007 Notes and the issuance of the 7.875% senior notes due 2013 ("2013 Notes") during the second quarter of fiscal 2005. This refinancing resulted in a reduction of interest expense for fiscal 2006 of $3.0 million as compared to the prior fiscal year, primarily due to the reduction in interest rate from 9.875% (2007 Notes) to 7.875% (2013 Notes), a reduction of the principal amount of the Notes (from $200.0 million to $175.0 million) and a reduction of debt issuance costs capitalized and being amortized. Additionally, there was a $1.2 million decrease in interest expense related to the Credit Facility resulting from lower average borrowings during fiscal 2006 as compared to the prior fiscal year, partially offset by higher interest rates on credit facility borrowings and a $0.2 million increase in interest expense of our foreign operations due primarily to increased average borrowings during fiscal 2006 as compared to the prior fiscal year.

  Consolidated Other, net

        Other, net for fiscal 2006 amounted to $7.7 million in expense which primarily consists of an approximately $8.0 million charge to operations for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52. There were approximately $18,000 of foreign currency transaction gains in fiscal 2006 compared to gains of $0.6 million during the prior fiscal year due to a decrease in the number of hedge contracts settled in each period, change in foreign exchange rates, and unrealized gains on foreign currency denominated payables and receivables. Interest income for fiscal 2006 amounted to $0.2 million, up from $0.1 million in the prior year resulting from greater cash on hand during the current fiscal year earning interest.

  Consolidated Income Tax Provision

        The provision for income taxes for fiscal 2006 was $8.4 million on income from continuing operations before the provision for income taxes of $45.7 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) a benefit of $7.0 million related to the write-off of intercompany loans and investment due to the liquidation of FIAP; (ii) release of approximately $1.8 million of excess taxes payable resulting primarily from a tax refund received in the U.S. during fiscal 2006; (iii) a $1.0 million benefit resulting from a tax refund to be received in fiscal 2007 by our New Zealand operations relating to excess non-resident withholding tax payments made on cash repatriations to the United States; and (iv) a $1.1 million release of foreign tax credit valuation allowance. Due to the net operating loss carryforward for fiscal 2006, our provision for state taxes is $0.1 million representing the Alternative Minimum Assessment due to the State of New Jersey. Additionally, no tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for fiscal 2006.

        The provision for income taxes from continuing operations for fiscal 2005, was $15.3 million on income from continuing operations before the provision for income taxes of $17.9 million. The provision is primarily attributable to the following items: (i) the increased fiscal 2005 taxable income from our operations located in North America; (ii) an income tax expense of $3.9 million less foreign tax credits of $0.5 million related to cash repatriated during fiscal 2005 in accordance with the American Jobs Creation Act of 2004; and (iii) a $5.8 million increase in valuation allowance relating to certain deferred tax assets for foreign tax credit carryforwards and foreign net operating loss carryforwards.

  Results of Discontinued Operations—Fiscal 2006 Compared to Fiscal 2005

        During fiscal 2005, we committed to a plan to dispose of certain foreign subsidiaries: AEP Industries Packaging France SAS, Termofilm SpA (located in Seano, Italy), AEP Bordex BV (located in Apeldoorn, Netherlands), AEP Industries (Australia) Pty. Limited, AEP Industries (NZ) Limited, and AEP Belgium. During fiscal 2006, we also decided to liquidate our UK operations and in fiscal 2007, we completed the sale of our land and building in Sydney, Australia. As a result, prior year amounts related to the UK operations and our Australian land and building have been reclassified to discontinued operations and are included as such in the discussions below.

        A consolidated summary of the operating results of discontinued operations for fiscal 2006 and 2005 is as follows:

	For the Year Ending October 31,
	2006	2005
	(in thousands)
Net sales	$20,521	$124,429
Gross profit	3,065	12,619
Pre-tax loss from discontinued operations	(3,204)	(54,087)
Income tax benefit (provision)	28,216	(770)
Gain from disposition	653	1,634
Income (loss) from discontinued operations	$25,665	$(53,223)

        Net sales of the discontinued operations for fiscal 2006 decreased $103.9 million from the prior year. The decrease is primarily the result of the disposition of Australia, New Zealand, France and Termofilm operations during fiscal 2005 totaling $82.5 million in net sales in fiscal 2005. Net sales and gross profit of Bordex and Belgium, both sold during fiscal 2006, decreased $21.0 million and $2.1 million, respectively, during fiscal 2006 as compared to fiscal 2005, and is due primarily to the disposition of Belgium in February 2006 and Bordex in July 2006. Gross profit of the discontinued operations for fiscal 2006 decreased $9.6 million from the prior fiscal year. The decrease is primarily the result of the dispositions.

        During the fourth quarter of fiscal 2006, we initiated steps to liquidate our UK operations and as a result, evaluated the carrying value of the net assets of the UK operations and determined that the book value of the UK exceeded its fair value. As a result, we recorded a $2.2 million impairment charge taken against the assets of the UK company and recorded a $2.4 million liability related to funding of the UK's defined contribution plan. The total loss of $4.6 million was recorded during the fourth quarter of fiscal 2006 and is included in the pre-tax loss from discontinued operations.

        Included in the pre-tax loss from discontinued operations in fiscal 2006 are the results of our Australian land and building totaling $1.5 million of income which consists primarily of $1.0 million of rental income and amortization of deferred rent related to the Chesterhill property and $0.5 million refund of excess payroll withholding tax payments made in Australia.

        Included in the loss before provision for taxes of the discontinued operations in fiscal 2005 of $54.1 million are impairment charges totaling $48.4 million taken against the assets of the various discontinued operations as follows: $4.0 million related to the French operation, $0.6 million related to the Termofilm operation, $29.0 million related to the assets of the Pacific operations; $13.1 million related to the assets of Belgium; and $1.7 million related to the assets of Bordex. Included in the impairment charges are $4.8 million of accumulated translation losses written-off resulting from the disposition of New Zealand, France and Termofilm and approximately $5.3 million of accumulated translation losses included in our reserve for impairment losses for Belgium and Bordex. However, the accumulated foreign currency translation gains of Australia of approximately $2.4 million had not been reclassed into income in accordance with SFAS No. 52 as the sale of the assets and liabilities of Australia did not constitute a substantial liquidation of the investment in Australia due to the Company's retention of the land and building located in Sydney, Australia. The accumulated foreign currency translation gains of the Company's Australian subsidiary of $2.5 million have been reclassified into pre-tax income (loss) from discontinued operations in the statement of operations in fiscal 2007. See Note 19 of the consolidated financial statements for further discussion.

        The income tax benefit of the discontinued operations for fiscal 2006 of $28.2 million includes a $9.9 million income tax benefit related to a $25.8 million worthless stock deduction associated with our Belgium operation, a $9.5 million income tax benefit related to a $24.9 million worthless stock deduction associated with our Australian operation, and a $8.8 million income tax benefit related to a $23.0 million worthless stock deduction associated with our Spanish operation. These worthless stock deductions have been taken on our U.S. federal income tax return.

        We recorded $0.6 million and $1.6 million of income in gain from disposition from discontinued operations in the consolidated statements of operations during fiscal 2006 and 2005, respectively, primarily related to the settlement with certain suppliers in full and final settlement of balances existing at the time our Spanish subsidiary filed for liquidation.

Liquidity and Capital Resources

Summary

        We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures and to buy back shares of our common stock.

        We ended fiscal 2007 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $194.9 million, compared with $192.6 million at the end of fiscal 2006. During fiscal 2007, in addition to our normal operating activities, we:

  •
  repurchased a total of 1,129,100 shares of our common stock for an aggregate purchase price of $49.0 million, utilizing cash on hand coupled with borrowings under our Credit Facility;

  •
  completed the sale of our land and building located in Sydney, Australia for $7.8 million;

  •
  had the U.S. company repay in November 2006 its intercompany loan to the UK operation in the amount of $2.4 million, which is currently being held in escrow awaiting transfer to the UK Pension Protection fund to fund the UK defined contribution plan; and

  •
  incurred approximately $15.6 million of capital expenditures during fiscal 2007 related primarily to a new 10-color print press installed in our Kentucky plant with production expected to commence in March 2008, a 50,000 square foot expansion of our Pennsylvania plant, two co-extruded film lines with a combined capacity of twenty million pounds, a new PVC line in our Georgia plant with production expected to commence in January 2008, and a new specialty line installed in our North Carolina plant with production expected to commence in February 2008.

        Our working capital amounted to $86.2 million at October 31, 2007 compared to $92.8 million at October 31, 2006. The decrease in working capital of $6.6 million was primarily due to the sale of our land and building in Sydney, Australia (part of our assets of discontinued operations at October 31, 2006) with the proceeds from the sale used to pay down our long term borrowings, a decrease in our current deferred tax asset, resulting primarily from the utilization of the US net operating loss carryforwards (and thereby reducing federal taxes to be paid in fiscal 2008) and an increase in accounts payable (net of inventory increase) due to timing of resin purchase payments, partially offset by an increase in accounts receivable, resulting from an increase in sales during the fourth quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006

        We believe that our cash and cash equivalents on hand at October 31, 2007, and our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At October 31, 2007, we had an aggregate of approximately $125.2 million available under our various worldwide credit facilities.

Cash Flows

        The following table summarizes our cash flows from operating, investing, financing and discontinued operating activities for each of the past three fiscal years:

	For the Year Ended October 31,
	2007	2006	2005
	(in thousands)
Total cash provided by (used in):
Operating activities	$56,885	$57,626	$31,620
Investing activities	(15,338)	(35,791)	26,178
Financing activities	(49,434)	(29,952)	(54,287)
Discontinued operations (net)	7,024	2,313	(7,205)
Effect of exchange rate changes on cash	236	(183)	1,608

Decrease in cash and cash equivalents	$(627)	$(5,987)	$(2,086)

Note: See consolidated statements of cash flows included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

  Operating Activities

        Our cash and cash equivalents were $0.6 million at October 31, 2007 as compared to $1.3 million at October 31, 2006. Net cash provided by operating activities from continuing operations during the fiscal year ended October 31, 2007 was $56.9 million, primarily comprised of income from continuing operations of $25.9 million adjusted for non-cash operating charges totaling $45.6 million. Cash used in operating activities primarily includes a $11.0 million net increase in inventories, a $6.9 million increase in accounts receivable and a $2.7 million decrease in accrued expenses, partially offset by an increase in accounts payable. The remaining net changes in other operating assets and liabilities reflect normal operating activity for the period.

  Investing Activities

        Net cash used in investing activities during fiscal 2007 was $15.3 million, resulting primarily from capital expenditures.

  Financing Activities

        Net cash used in financing activities during fiscal 2007 was $49.4 million, resulting from the repurchase of our common stock totaling $49.0 million, repayments of our Pennsylvania loans and foreign borrowings totaling $2.2 million, $1.9 million of capital lease principal payments and $0.5 million of withholding tax payments related to our performance units, partially offset by $2.5 million net borrowings under our Credit Facility and $1.7 million proceeds related to the issuance of common stock and exercise of employee stock options.

  Discontinued Operations

        The net cash provided by our discontinued operations during fiscal 2007 of $7.0 million resulted primarily from the sale of our land and building in Sydney, Australia producing net proceeds of $7.8 million and a $0.8 million partial repayment by our Spanish subsidiary to the U.S. company of intercompany loans, partially offset by a deposit of $2.4 million by the UK subsidiary into an escrow account awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan.

Sources of Liquidity

  Debt

        On October 28, 2005, we entered into an amendment (the "Amendment") to the Loan and Security Agreement with Wachovia Bank N.A. (successor to Congress Financial Corporation) as initial lender thereunder and as agent for the lenders thereunder (the "Credit Facility"). The Amendment extended the term of the Credit Facility to November 19, 2010 and increased the maximum borrowing amount under the Credit Facility (defined below) from $100.0 million to $125.0 million. The letters of credit maximum remain at $20.0 million. We can terminate the Credit Facility at any time prior to maturity without prepayment penalty.

        We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $10.8 million and $6.8 million, with a weighted average interest rate of 7.9% and 8.1%, during fiscal 2007 and 2006, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at October 31, 2007 and 2006 supported a borrowing base of $118.1 million and $119.3 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at October 31, 2007 and 2006 totaled $0.9 million and $0.5 million, respectively. Borrowings outstanding under the Credit Facility were $7.6 million and $5.1 million at October 31, 2007 and 2006, respectively. Therefore, availability at October 31, 2007 and 2006 under the Credit Facility was $109.6 million and $113.7 million, respectively.

        In addition to the amounts available under the Credit Facility, we also maintain secured credit facilities at our foreign subsidiaries with interest rates averaging 4.1% to 8.8% at October 31, 2007. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At October 31, 2007 and October 31, 2006, the aggregate amount outstanding under such facilities was approximately $11.5 million and $12.0 million, respectively. The current portion of these amounts was $9.4 million and $9.8 million at October 31, 2007 and 2006, respectively. There was $15.6 million and $11.9 million of additional availability under these facilities at October 31, 2007 and 2006, respectively.

        Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Share Repurchases

        In August 2006, our Board authorized a $15.0 million stock repurchase program (the "2006 repurchase program"). On March 13, 2007, we repurchased, under the 2006 repurchase program, 109,800 shares of our common stock at $42.50 per share (which represented a 2.2% discount from the closing price of $43.46 per share on March 7, 2007), totaling $4.7 million, from Third Point LLC and affiliates. On May 9, 2007, we repurchased an additional 300,000 shares of our common stock from Third Point LLC and affiliates at $44.00 per share (which represented a 1.9% discount from the closing price on May 3, 2007 of $44.83 per share), totaling $13.2 million. Although this transaction was separately approved by our Board, our Board determined at such time that no amount remained available under the 2006 repurchase program.

        On June 8, 2007, our Board authorized a stock repurchase program (the "June 2007 repurchase program") under which we were permitted to purchase shares of our common stock in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. On July 5, 2007, pursuant to the June 2007 repurchase program, we repurchased the remaining 641,100 shares of the our common stock held by Third Point LLC and affiliates, at $44.00 per share (which represented a 1.3% discount from the closing price on June 26, 2007 of $44.57 per share), totaling $28.2 million, which was funded with cash on hand and borrowings under our Credit Facility. Between August 2 and August 9, 2007, we repurchased, pursuant to the June 2007 repurchase program, 78,200 shares of our common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million. The June 2007 repurchase program ended on October 31, 2007.

        On November 1, 2007, our Board authorized a stock repurchase under which we may purchase up to $5.0 million of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

        On January 11, 2008, our Board increased the amount with which we may repurchase our stock from $5.0 million, as authorized on November 1, 2007, to $8.0 million, subject to covenant restrictions.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

        Our contractual obligations and commercial commitments as of October 31, 2007 are as follows:

	For the Fiscal Years Ended October 31,
	Borrowings		Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitments
	(in thousands)
2008	$9,823		$13,947	$1,388	$4,314	$29,472
2009	827		13,913	336	2,958	18,034
2010	834		13,878	18	2,128	16,858
2011	8,338	(2)	13,844	—	994	23,176
2012	435		13,815	—	779	15,029
Thereafter(1)	175,325	(3)	6,899	—	1,729	183,953

Total	$195,582		$76,296	$1,742	$12,902	$286,522

    (1)
    Borrowings include $175.0 million Senior Notes due on March 15, 2013.

    (2)
    Includes $7.6 million of outstanding borrowings under our Credit Facility which is due November 19, 2010.

    (3)
    Includes $16.6 million of variable rate borrowings. See Note 6 of the consolidated financial statements for further discussion of our debt.

        In addition to the amounts reflected in the table above:

  We have approximately $5.0 million of unfunded pension benefit obligations at October 31, 2007 related to our Canadian and Netherland operations. We expect to contribute approximately $1.9 million during fiscal 2008 to fund these defined benefit plans. With regards to the US' 401(k) Savings and Employee Stock Ownership Plan ("ESOP"), we estimate contributing approximately $2.1 million in cash in February 2008 to our 401(k) and ESOP plan effective for the 2007 ESOP year contributions.

Off-Balance Sheet Arrangements

        We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

        Litigation Reserves.    Management's current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and our best estimate of potential loss. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. At October 31, 2007, we are involved in routine litigation in the normal course of our business and based on facts currently available we believe such matters will not have a material adverse impact on our results of operations, financial position or liquidity.

        Pension Benefit Obligations.    We sponsor defined benefit plans in our Canada and Netherlands operations. Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. We evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $0.8 million at October 31, 2007. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $0.1 million for fiscal 2007.

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

        Share-Based Compensation.    We adopted SFAS No. 123R on November 1, 2005 using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The Company uses the Black Scholes option pricing model to estimate the fair value of options and performance units on the date of grant which require certain estimates by management including the expected forfeitures rate and expected term of the option. Management also makes decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date.

        Impairment.    We review our long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an impairment review include:

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

        As required by SFAS No. 142, "Goodwill and Other Intangibles" ("SFAS No. 142"), we perform an annual assessment as to whether goodwill is impaired. We performed our annual impairment analysis under SFAS No. 142 on September 30 based on a comparison of the Company's market capitalization to its book value at that date. Our policy is that impairment of goodwill will have occurred if the market capitalization of our company were to remain below book value for a period of more than six months. If we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. In the second test, the fair value of our company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. We concluded that goodwill was not impaired at September 30, 2007. We plan to perform our impairment test at September 30 in each fiscal year. We also review our financial position quarterly for other triggering events as described in SFAS No. 142.

        Discontinued operations.    We present the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held for sale accounting" as discontinued operations. At the time an operation qualifies for held for sale accounting, we evaluate the operation to determine whether or not the carrying value exceeds its fair value less costs to sell. We record any loss resulting from carrying value exceeding fair value less cost to sell and we record the loss in the period the operation meets held for sale accounting. Our judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the fair value could result in an increase or decrease to previously recognized losses.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted During Fiscal 2007

        On September 29, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS No. 158"). This standard requires an employer to: (a) recognize in its balance sheet an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Subsequent to the initial adoption, those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for our fiscal year ended October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet date is effective for our fiscal year ending October 31, 2009. We have adopted the recognition and disclosure requirements of SFAS No. 158 at October 31, 2007. See Note 8 in Item 8.

        On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for our fiscal year ending October 31, 2007. SAB No. 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 during fiscal 2007 had no impact on our consolidated financial statements.

Accounting Pronouncements to be Adopted

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning November 1, 2008. We are currently evaluating the effects, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

        On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in the consolidated statements of income at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective for our fiscal year beginning November 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." We are currently evaluating the effects, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertain tax positions. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for us for our fiscal year beginning November 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on an evaluation of our uncertain tax positions using the new measurement criteria, this interpretation is currently not expected to have a material impact on our financial position or results of operations.

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

Interest Rates

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2007, the carrying value of our company's total debt was $195.6 million of which approximately $179.0 million was fixed rate debt. As of October 31, 2007, the estimated fair value of our fixed rate debt was approximately $177.3 million.

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

        We had a total of 26 and five open foreign exchange forward contracts outstanding at October 31, 2007 and 2006, respectively, with a total notional contract amounts of $25.9 million and $3.7 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts were losses of $0.2 million and $37,000 at October 31, 2007 and 2006 respectively.

        Our foreign subsidiaries had third party outstanding debt of approximately $11.5 million and $12.0 million on October 31, 2007 and 2006, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and accompanying schedule and related report of our independent registered public accounting firm are set forth in a separate section of this Form 10-K beginning on page 45 and are hereby incorporated by reference.

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets as of October 31, 2007 and 2006
Consolidated Statements of Operations for the years ended October 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended October 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

        As of October 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of October 31, 2007.

Management Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Our management, including our Certifying Officers, recognizes that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2007.

        Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in their report on pages 47 and 48.

Changes in Internal Control over Financial Reporting

        There was no change in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On January 11, 2008, the Board increased the amount with which the Company may repurchase its common stock from $5.0 million, as authorized on November 1, 2007, to $8.0 million, subject to covenant restrictions.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2008 annual meeting of stockholders (the "Proxy Statement"), all of which is hereby incorporated by reference: "Proposal No. 1—Election of Directors," "Board Matters—The Board of Directors and Committees," "Board Matters—Corporate Governance" and "Certain Relationships and Related Person Transactions," "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is hereby incorporated by reference: "Compensation Discussion and Analysis," "Executive Compensation Tables," "Board Matters—Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is hereby incorporated by reference: "Additional Information—Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is hereby incorporated by reference: "Certain Relationships and Related Person Transactions" and "Board Matters—The Board of Directors and Committees."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is hereby incorporated by reference: "Audit Committee Matters—KPMG Fees" and "Audit Committee Matters—Pre-Approval Policies and Procedures."

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.'s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.'s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 2, 7 and 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R," at the end of the fiscal year ended October 31, 2007 and Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" on November 1, 2005.

/s/ KPMG LLP
Short Hills, New Jersey January 14, 2008

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2007 AND 2006

(in thousands, except share and per share amounts)

	October 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$650	$1,277
Accounts receivable, less allowance for doubtful accounts of $2,688 and $3,496 in 2007 and 2006, respectively	86,040	76,660
Inventories, net	75,641	70,540
Deferred income taxes	6,371	15,300
Other current assets	4,597	4,815
Assets of discontinued operations	3,691	9,451

Total current assets	176,990	178,043
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	131,788	131,967
GOODWILL	15,553	16,209
DEFERRED INCOME TAXES	288	3,343
OTHER ASSETS	4,409	6,518

Total assets	$329,028	$336,080

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$9,823	$10,145
Accounts payable	50,823	43,800
Accrued expenses	26,634	27,769
Liabilities of discontinued operations	3,531	3,550

Total current liabilities	90,811	85,264
LONG-TERM DEBT	185,759	183,735
DEFERRED TAX LIABILITY	2,571	2,050
OTHER LONG-TERM LIABILITIES	7,517	7,438

Total liabilities	286,658	278,487
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 30,000,000 shares authorized; 10,861,027 and 10,767,776 shares issued in 2007 and 2006, respectively	109	108
Additional paid-in-capital	104,201	101,663
Treasury stock at cost, 4,010,748 and 2,881,648 shares in 2007 and 2006, respectively	(125,378)	(76,386)
Retained earnings	52,570	22,518
Accumulated other comprehensive income	10,868	9,690

Total shareholders' equity	42,370	57,593

Total liabilities and shareholders' equity	$329,028	$336,080

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

(in thousands, except per share data)

	2007	2006	2005
NET SALES	$786,015	$802,109	$732,724
COST OF SALES	634,602	640,397	598,791

Gross profit	151,413	161,712	133,933
OPERATING EXPENSES:
Delivery	37,498	35,950	33,090
Selling	34,503	32,291	31,295
General and administrative	22,484	24,918	24,230

Total operating expenses	94,485	93,159	88,615
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property and equipment, net	(33)	1,341	227

Operating income from continuing operations	56,895	69,894	45,545
OTHER INCOME (EXPENSE):
Interest expense	(16,487)	(16,541)	(28,519)
Other, net	745	(7,657)	844

Income from continuing operations before provision for income taxes	41,153	45,696	17,870
PROVISION FOR INCOME TAXES	15,217	8,432	15,269

Income from continuing operations	25,936	37,264	2,601
DISCONTINUED OPERATIONS:
Pre-tax income (loss) from discontinued operations	3,657	(3,204)	(54,087)
Gain from disposition	459	653	1,634
Income tax benefit (provision)	—	28,216	(770)

Income (loss) from discontinued operations	4,116	25,665	(53,223)

Net income (loss)	$30,052	$62,929	$(50,622)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$3.45	$4.42	$0.31

Income (loss) from discontinued operations	$0.55	$3.04	$(6.26)

Net income (loss) per common share	$4.00	$7.46	$(5.95)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$3.39	$4.35	$0.30

Income (loss) from discontinued operations	$0.54	$3.00	$(6.18)

Net income (loss) per common share	$3.93	$7.35	$(5.87)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

(in thousands)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock				(Accumulated Deficit)/ Retained Earnings
					Additional Paid-in- Capital			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2004	10,592	$106	2,187	$(48,585)	$97,899	$(12,272)	$10,211
Issuance of common stock pursuant to stock purchase plan	52	1			537
Issuance of common stock upon exercise of stock options	10				93
Tax benefit from stock option exercises					20
ESOP contribution			(86)	1,919	(209)
Net loss							(50,622)	$(50,622)
Translation adjustments						2,416		2,416
Realized gain on cash flow hedges						70		70
Pension plan minimum liability, net of taxes						(210)		(210)
Translation adjustment reversals into income						4,821		4,821

Comprehensive loss								$(43,525)

BALANCES AT OCTOBER 31, 2005	10,654	$107	2,101	$(46,666)	$98,340	$(5,175)	$(40,411)
Issuance of common stock pursuant to stock purchase plan	31				557
Issuance of common stock upon exercise of stock options	83	1			1,564
Share-based compensation					980
ESOP contribution			(69)	1,538	222
Buyback of common stock			850	(31,258)
Net income							62,929	$62,929
Translation adjustments						1,677		1,677
Pension plan minimum liability, net of $86 taxes						236		236
Translation adjustment reversals						12,952		12,952

Comprehensive income								$77,794

BALANCES AT OCTOBER 31, 2006	10,768	$108	2,882	$(76,386)	$101,663	$9,690	$22,518
Issuance of common stock pursuant to stock purchase plan	17				565
Issuance of common stock upon exercise of stock options	75	1			1,131
Issuance of common stock upon settlement of performance units	1				27
Share-based compensation					815
Buyback of common stock			1,129	(48,992)
Net income							30,052	$30,052
Translation adjustments						4,277		4,277
Pension plan minimum liability, net of tax						165		165
Cumulative effect of the adoption of SFAS No. 158, net of $368 of taxes						(752)
Translation adjustment reversals into income						(2,512)		(2,512)

Comprehensive income								$31,982

BALANCES AT OCTOBER 31, 2007	10,861	$109	4,011	$(125,378)	$104,201	$10,868	$52,570

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,052	$62,929	$(50,622)
Income (loss) from discontinued operations	4,116	25,665	(53,223)

Income from continuing operations	25,936	37,264	2,601
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,266	17,236	19,371
Write-off of FIAP accumulated foreign currency translation losses.	—	7,986	—
Change in LIFO reserve	7,906	(11,636)	12,408
Gain on sale of assets held for sale	—	(1,442)	—
Employee stock ownership plan expense	—	1,874	1,816
Amortization of debt fees and unamortized discount	860	845	1,398
Provision for losses on accounts receivable and inventories	393	602	1,166
Change in deferred income taxes	2,685	9,938	11,192
Utilization of deferred tax assets related to worthless stock deductions	11,128	—	—
Write-off of senior subordinated notes issuance costs and discount	—	—	2,993
Premium on purchase of senior subordinated notes	—	—	4,189
Share-based compensation	3,337	2,740	—
Other	33	226	86
Changes in operating assets and liabilities, net of effects of Mercury Plastics acquisition in fiscal 2006:
(Increase) decrease in accounts receivable	(6,920)	6,794	(12,015)
Increase in inventories	(10,955)	(6,817)	(9,551)
Decrease (increase) in other current assets	584	(932)	(1,436)
Decrease in other assets	393	1,095	1,320
Increase (decrease) in accounts payable	5,451	(4,467)	(970)
Decrease in accrued expenses	(2,711)	(3,769)	(1,609)
(Decrease) increase in other long-term liabilities	(501)	89	(1,339)

Net cash provided by operating activities	56,885	57,626	31,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,557)	(36,358)	(13,103)
Acquisition of Mercury Plastics	—	(11,799)	—
Net proceeds from dispositions of property, plant and equipment	219	108	268
Proceeds from sale of assets held for sale	—	11,366	1,151
Net proceeds from sale of subsidiaries	—	892	37,862

Net cash (used in) provided by investing activities	(15,338)	(35,791)	26,178
CASH FLOWS FROM FINANCING ACTIVITIES:
Buyback of common stock	(48,992)	(31,258)	—
Net borrowings (repayments) of credit facility	2,511	5,089	(22,136)
Repayments of Pennsylvania Industrial Loans	(345)	(369)	(362)
Purchase of 9.875% senior subordinated notes	—	—	(204,189)
Proceeds from issuance of 7.875% 2013 senior notes	—	—	175,000
Net (payments) proceeds of current foreign debt agreements	(1,503)	(2,924)	3,743
Proceeds of long-term foreign debt agreements	—	—	821
Repayments of long-term foreign bank debt	(403)	(1,206)	(384)
Fees paid and capitalized related to issuance of 2013 notes and amended credit facility	—	—	(5,857)
Proceeds from exercise of stock options	1,132	1,565	93
Principal payments on capital lease obligations	(1,928)	(1,483)	(1,352)
Proceeds from issuance of common stock	565	557	538
Other	(471)	77	(202)

Net cash used in financing activities	(49,434)	(29,952)	(54,287)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities	135	(1,535)	13,017
Net cash provided by investing activities	7,835	1,649	35,497
Net cash provided by (used in) financing activities	—	2,181	(55,026)
Effects of exchange rate changes on cash in discontinued operations	(946)	18	(693)

Net cash provided by (used in) discontinued operations	7,024	2,313	(7,205)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	236	(183)	1,608

Net decrease in cash	(627)	(5,987)	(2,086)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,277	7,264	9,350

CASH AND CASH EQUIVALENTS AT END OF YEAR	$650	$1,277	$7,264

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment financed through capital lease obligation	$579	$367	$2,470

Collections of trade receivables related to Pacific operations offset against cash received from buyer	$—	$77	$22,829

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

        Revenue Recognition:

          The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, which is generally on the date of shipment, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Concurrently, the Company records reductions to revenue for estimated returns and customer rebates, promotions or other incentive programs that are estimated using historical experience and current economic trends. Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

        Cost of Sales:

          The most significant components of cost of sales are materials, including packaging, fixed manufacturing costs, labor, depreciation, inbound freight charges, utility costs used in the manufacturing process, any inventory adjustments, including LIFO adjustments, purchasing and receiving costs, research and development costs, quality control costs, and warehousing costs.

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

        Use of Estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, pension obligations, income taxes, share-based compensation, impairment of long-lived assets, including goodwill, and costs associated with the shutdown of divested entities and sale of discontinued operations. See Notes 18 and 19 for discussion on the Company's estimates made related to the realizability of assets held for sale and discontinuance of certain foreign operations, respectively.

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

        Impairment Charges:

          Property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The asset and liabilities of a disposed group, classified as held for sale, are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. See Notes 18 and 19 for additional information on impairment charges incurred in fiscal 2007, 2006 and 2005.

        Discontinued Operations:

          The Company presents the results of operations, financial position and cash flows of operations that have met the criteria for "held for sale accounting" as discontinued operations if such operations meet the required conditions. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less costs to sell. Any loss resulting from carrying value exceeding fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the fair value could result in an increase or decrease to previously recognized losses.

        Pension Plans:

          The Company records annual amounts relating to its pension plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return and compensation increases. These estimates are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The Company believes that the assumptions used in recording its pension obligations are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

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

        Foreign Exchange:

          The Company enters into derivative financial instruments (principally foreign exchange forward contracts against the Euro, Canadian dollar, Australian dollar and New Zealand dollar) primarily to hedge intercompany transactions and trade sales and forecasted purchases. The Company does not apply hedge accounting for these transactions. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

          The Company had a total of 26 and five open foreign exchange forward contracts outstanding at October 31, 2007 and 2006, respectively, with total notional contract amounts of $25.9 million and $3.7 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts were losses of $0.2 million and $37,000 at October 31, 2007 and 2006 respectively.

        Research and Development Costs:

          Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs in continuing operations was approximately $1.5 million, $1.2 million and $1.4 million during fiscal 2007, 2006 and 2005, respectively.

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

        Goodwill:

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company's market capitalization to its book value at that date. The Company's policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a period of more than six months. If the Company determines an impairment has occurred, it will perform a second test to determine the amount of the impairment loss. In the second test, the fair value of the Company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. The Company's annual impairment test performed on September 30, 2007, 2006 and 2005 did not result in an impairment.

          Changes in the carrying amount of goodwill during the years ended October 31, 2007 and 2006 are as follows:

(in thousands)
Goodwill at October 31, 2005	$16,888
Mercury acquisition (see Note 17)	700
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2006	16,209
Resolution of estimates related to Mercury acquisition (see Note 17)	723
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2007	$15,553

        Fair Value of Financial Instruments:

          Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements equal or approximate their fair values because of the short-term maturity of those instruments. The fair value of the Company's debt is discussed in Note 6.

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

          The Company purchases its resin from three principal suppliers that provided the Company with approximately 30%, 24% and 21%, respectively, of the Company's fiscal 2007 resin supply.

          The Company has three collective bargaining agreements in North America representing approximately 17% of its workforce. In addition, the Company has collective bargaining agreements in the Netherlands, covering substantially all of the hourly employees.

        Earnings Per Share (EPS):

          Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

          The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Year Ended October 31,
	2007	2006	2005
Weighted average common shares outstanding:
Basic	7,507,708	8,433,385	8,501,907
Effect of dilutive securities:
Options to purchase common stock	139,966	123,563	116,456

Diluted	7,647,674	8,556,948	8,618,363

          At October 31, 2007, 2006 and 2005, the Company had 27,000, 18,000 and 152,860 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company's average stock price during the applicable fiscal year.

        Comprehensive Income:

          The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Accumulated other comprehensive income (loss) includes the unrealized gains and losses on the translation of the assets and liabilities of the Company's foreign operations, pension plan minimum liability and the impact of the initial application of the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS No. 158"), net of their income tax effects where applicable.

Recently Issued Accounting Pronouncement

  Accounting Pronouncements Adopted During Fiscal 2007

        On September 29, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158. This standard requires an employer to: (a) recognize in its balance sheet an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Subsequent to the initial adoption, those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company's fiscal year ended October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end balance sheet date is effective for the Company's fiscal year ending October 31, 2009. The Company has adopted the recognition and disclosures requirements at October 31, 2007. The adoption of SFAS No. 158 on October 31, 2007 resulted in an increase of $1.1 million in other long-term liabilities, an increase of $0.4 million in deferred income tax assets, and a decrease in accumulated other comprehensive income of $0.7 million. See Note 8 for further discussion.

        On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for the Company's fiscal year ended October 31, 2007. SAB No. 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. SAB No. 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented. The adoption of SAB No. 108 during fiscal 2007 had no impact on the Company's consolidated financial statements.

  Accounting Pronouncements to be Adopted

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company's fiscal year beginning November 1, 2008. The Company is currently evaluating the effects, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

        On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in the consolidated statements of income at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective for our fiscal year beginning November 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." The Company is currently evaluating the effects, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertain tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective for the Company for its fiscal year beginning November 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on an evaluation of the Company's uncertain tax positions using the new measurement criteria, this interpretation is currently not expected to have a material impact on the Company's financial position or results of operations

Reclassifications:

        Certain prior year amounts have been reclassified in order to conform with the 2007 presentation.

(3) INVENTORIES:

        Inventories, stated at the lower of cost (last-in, first-out method for the U.S. operations and first-in, first-out method for foreign operations and for U.S. supplies and printed and converted finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	October 31,
	2007	2006
	(in thousands)
Raw materials	$30,254	$27,229
Finished goods	43,265	41,401
Supplies	2,648	2,501

	76,167	71,131
Less: Inventory reserves	526	591

Inventories, net	$75,641	$70,540

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 71% and 74% of total inventories at October 31, 2007 and 2006, respectively. Inventories would have been increased by $18.2 million and $10.3 million at October 31, 2007 and 2006, respectively, if the FIFO method had been used exclusively. During fiscal 2007, 2006 and 2005, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $0.1 million, $0 and $2.2 million, respectively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(4) PROPERTY, PLANT AND EQUIPMENT:

        A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2007	2006	Estimated Useful Lives
	(in thousands)
Land	$7,061	$6,316
Buildings	63,361	59,560	15 to 31.5 years
Machinery and equipment	317,570	302,870	3 to 16 years
Furniture and fixtures	9,624	9,194	9 years
Leasehold improvements	2,373	2,199	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	349	323	3 years
Construction in progress	8,409	1,152

	408,747	381,614
Less: Accumulated depreciation and amortization	276,959	249,647

Property, plant and equipment, net	$131,788	$131,967

        Maintenance and repairs expense was approximately $10.6 million, $10.2 million, and $9.7 million for the years ended October 31, 2007, 2006 and 2005, respectively.

(5) ACCRUED EXPENSES:

        At October 31, 2007 and 2006, accrued expenses consist of the following:

	October 31,
	2007	2006
	(in thousands)
Payroll and employee related	$10,074	$11,688
Customer rebates	4,428	3,259
Interest	1,976	1,923
Taxes (other than income)	1,630	2,342
Current portion of capital leases	1,322	1,759
Accrual for performance units	1,123	782
Accrued professional fees	1,118	1,094
Income taxes payable	584	492
Other	4,379	4,430

Accrued expenses	$26,634	$27,769

(6) DEBT:

        A summary of the components of debt is as follows:

	October 31,
	2007	2006
	(in thousands)
Credit facility(a)	$7,600	$5,089
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	1,477	1,822
Foreign bank borrowings(d)	11,505	11,969

Total debt	195,582	193,880
Less: current portion	9,823	10,145

Long-term debt	$185,759	$183,735

    (a)
    Credit facility

      The Company has a Loan and Security Agreement with Wachovia Bank N.A (successor to Congress Financial Corporation) as initial lender thereunder and as agent for the lenders thereunder (the "Credit Facility") that matures on November 19, 2010. The maximum borrowing amount under the Credit Facility is $125.0 million with maximum letters of credit of $20.0 million. The Company can terminate the Credit Facility at any time prior to maturity without prepayment penalty.

      Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR Rate borrowings up to nine months.

      The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $10.8 million and $6.8 million, with a weighted average interest rate of 7.9% and 8.1%, during fiscal 2007 and 2006, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at October 31, 2007 and 2006 supported a borrowing base of $118.1 million and $119.3 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at October 31, 2007 and 2006 totaled $0.9 million and $0.5 million, respectively. Borrowings outstanding under the Credit Facility were $7.6 million and $5.1 million at October 31, 2007 and 2006, respectively. Therefore, availability at October 31, 2007 and 2006 under the Credit Facility was $109.6 million and $113.7 million, respectively.

      The Credit Facility is secured by mortgages and liens on most of the Company's domestic assets and on 66% of the Company's ownership interest in certain foreign subsidiaries.

      The secured domestic assets had a net carrying value of approximately of $216.5 million and $212.4 million at October 31, 2007 and 2006, respectively.

      If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company's working capital ratio. Excess Availability under the Credit Facility ranged from $77.7 million to $118.9 million during fiscal 2007 and from $88.9 million to $124.5 million during fiscal 2006.

      The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During fiscal 2007, 2006 and 2005, the Company paid unused borrowing fees of approximately $0.3 million, $0.4 million and $0.2 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

      The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Credit Facility is less than $20.0 million, a minimum EBITDA covenant is triggered and the Company would become subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at October 31, 2007 and 2006.

      On July 23, 2007 and July 31, 2006, in connection with the various repurchases of the Company's stock as discussed in Note 7, the Company entered into amendments under the Credit Facility that, among other things, increased the Company's "basket", as defined, for dividends, stock repurchases and certain redemptions and repayments of indebtedness to $75 million from $50 million for the Company's fiscal years ending October 31, 2007 and 2006, respectively.

    (b)
    7.875% Senior Notes due 2013

      On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 ("2013 Notes") through a private offering.

      The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company's ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens.

      The Company was in compliance with all of these covenants at October 31, 2007 and 2006.

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

      During fiscal 2005, approximately $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are amortized on a straight line basis over eight years, the term of the 2013 Notes. During fiscal 2007, 2006 and 2005, $0.7 million, $0.7 million and $0.4 million, respectively, had been amortized related to these fees into interest expense in the consolidated statements of operations.

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

    (c)
    Pennsylvania Industrial Loans

      The Company put in place certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995 of which the following are outstanding at October 31, 2007 and 2006:

      A $2.0 million fifteen year fixed rate 2% loan due on July 1, 2011, of which $0.6 million and $0.7 million was outstanding at October 31, 2007 and 2006, respectively; and

      A $3.3 million fifteen year fixed rate 2% loan due on July 1, 2011, of which $0.9 million and $1.1 million was outstanding at October 31, 2007 and 2006, respectively.

      These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which has a net carrying value of $11.2 million at October 31, 2007.

      The Company repaid $0.3 million and $0.4 million of these borrowings during fiscal 2007 and 2006, respectively.

    (d)
    Foreign bank borrowings

      In addition to the amounts available under the Credit Facility, the Company also maintains various secured credit facilities at its foreign subsidiaries with interest rates averaging 4.1% to 8.8% at October 31, 2007. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At October 31, 2007 and 2006, the aggregate amount outstanding under such facilities, and included within the foreign bank borrowings amount, was approximately $11.5 million and $12.0 million, respectively. The current portion of these amounts was $9.4 million and $9.8 million at October 31, 2007 and 2006, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at October 31, 2007 and 2006 was $36.3 million and $44.2 million, respectively. There was $15.6 million and $11.9 million of additional availability under these facilities at October 31, 2007 and 2006, respectively. The Company guarantees certain debt of its foreign subsidiaries through corporate guarantees aggregating zero and $0.9 million at October 31, 2007 and 2006, respectively. The Company also guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling approximately $1.5 million and $11.5 million at October 31, 2007 and 2006, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

              Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2008	$9,823
2009	827
2010	834
2011	8,338
2012	435
Thereafter	175,325

$195,582

      Cash paid for interest during fiscal 2007, 2006 and 2005 was approximately $15.6 million, $15.7 million, and $28.1 million, respectively, including interest paid by the discontinued operations of zero, $0.1 million and $1.1 million, respectively.

      The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with similar terms and the same remaining maturities. At October 31, 2007 and 2006, there was $179.0 million and $179.4 million, respectively, of fixed rate debt outstanding. The fair value of the 2013 Notes at October 31, 2007 and 2006 was $173.4 million and $179.4 million, respectively. The Company believes that the stated values of the Company's remaining fixed-rate debt instruments approximate their estimated fair values and total $4.0 million and $4.4 million at October 31, 2007 and 2006, respectively.

(7) SHAREHOLDERS' EQUITY

Share-Based Compensation

        On November 1, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of November 1, 2005 is recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimate of fair value.

        The following table illustrates the effect on net loss and net loss per common share for fiscal 2005, as if the Company had applied the fair value recognition provisions for share-based employee compensation of SFAS No. 123R, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses:

For the Year Ended October 31, 2005
(in thousands, except per share data)
Net loss, as reported	$(50,622)
Add: Stock-based employee compensation expense included in net loss	—
Deduct: Total stock-based employee compensation cost, net of taxes, determined under the fair value based method for all awards	(559)

Pro forma net loss	$(51,181)
Loss per common share:
Basic net loss per common share, as reported	$(5.95)
Basic net loss per common share, pro forma	$(6.02)
Diluted net loss per common share, as reported	$(5.87)
Diluted net loss per common share, pro forma	$(5.94)

        Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those stock options (excess tax benefits) to be classified as financing cash flows. For the years ended October 31, 2007 and 2006, there were no excess tax benefits recognized resulting from share-based compensation cost because the Company was not in a tax paying position in fiscal 2007 and 2006.

        On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," that provides an elective alternative transition method to paragraph 81 of SFAS No. 123R of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R (the "hypothetical APIC Pool"). The Company elected to use the alternative short-cut method to compute the hypothetical APIC pool, as permitted by FSP 123R-3.

        The fair value of options granted is estimated on the date of grant using a Black-Scholes options pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors stock option exercise and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of stock options represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option.

        The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the years ended October 31, 2007, 2006 and 2005.

	For the Year Ended October 31,
	2007	2006	2005
Expected volatility	60.58%	61.59%	63.58%
Expected lives (years)	7.5	7.5	7.5
Risk-free interest rates	4.68%	4.90%	4.39%
Dividend rate	0%	0%	0%
Weighted average fair value per option at date of grant	$28.22	$22.73	$13.20

        At October 31, 2007, the Company had two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and employee stock purchase plans. Total share-based compensation expense related to the Company's share-based plans and employee stock purchase plans recorded in the consolidated statements of operations for the years ended October 31, 2007 and 2006 was $3.3 million and $2.7 million, respectively.

  Stock Option Plans

        The Company's 1995 Stock Option Plan ("1995 Option Plan") expired on December 31, 2004, except as to options granted prior to that date. The Company's Board of Directors (the "Board")

adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 1,000 stock options as of the date of the annual meeting of shareholders. On April 11, 2006 and effective for the annual meeting of shareholders held on that date and for each annual meeting held thereafter, the Board approved an increase of stock option grants to non-employee directors from 1,000 stock options to 2,000 stock options per year. The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options has all been made from new shares in fiscal 2007, 2006 and 2005. At October 31, 2007, 781,267 shares of common stock are available to be issued under the 2005 Option Plan.

  Stock Options

        The following table summarizes the Company's stock option plans as of October 31, 2007 and changes during each of the three year periods ended October 31, 2007:

	1985 Option Plan	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Outstanding at October 31, 2004 (153,361 options exercisable)	42,045	520,067	—	562,112	$17.30	$6.90-51.00
Granted	—	—	9,000	9,000	$19.49	$19.33-19.83
Exercised	—	(10,091)	—	(10,091)	$9.18	$6.90-9.30
Forfeited/Cancelled	(42,045)	(35,141)	—	(77,186)	$17.22	$8.70-51.00

Outstanding at October 31, 2005 (187,475 options exercisable)	—	474,835	9,000	483,835	$17.30	$6.90-51.00
Granted	—	—	12,000	12,000	$33.84	$33.84
Exercised	—	(90,267)	(800)	(91,067)	$21.28	$6.90-38.75
Forfeited/Cancelled	—	(6,816)	(1,600)	(8,416)	$16.61	$9.30-31.00

Options outstanding at October 31, 2006 (174,657 options exercisable)	—	377,752	18,600	396,352	$16.90	$6.90-51.00
Granted	—	—	12,000	12,000	$42.60	$42.60
Exercised	—	(76,453)	—	(76,453)	$15.62	$6.90-46.00
Forfeited/Cancelled	—	(8,958)	(2,000)	(10,958)	$14.01	$9.30-33.84
Expired	—	(2,000)	—	(2,000)	$46.00	$46.00

Options outstanding at October 31, 2007	—	290,341	28,600	318,941	$18.09	$6.90-51.00	5.7	$7,088

Vested and expected to vest at October 31, 2007	—	283,319	27,148	310,467	$18.20		5.7	$6,866

Exercisable at October 31, 2007	—	173,314	4,400	177,714	$21.37		5.1	$3,398

        The table below presents information related to stock option activity for the years ended October 31, 2007, 2006 and 2005:

	For the Year Ended October 31,
	2007	2006	2005
	(in thousands)
Total intrinsic value of stock options exercised	$2,453	$1,653	$102
Total fair value of stock options vested	$801	$799	$853

        Share-based compensation expense related to the Company's stock options recorded in the consolidated statements of operations for the years ended October 31, 2007 and 2006 was $0.6 million and $0.8 million, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2007 and 2006.

        As of October 31, 2007, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

        A summary of the Company's non-vested stock options at October 31, 2007 and changes during fiscal 2007 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2006	221,695	$8.64
Granted	12,000	$28.22
Vested	(81,510)	$9.82
Forfeited/cancelled	(10,958)	$9.62

Non-vested at October 31, 2007	141,227	$9.55

        If an employee is terminated for any reason by the Company, or due to disability or retirement, any outstanding stock options that are exercisable as of the termination date may be exercised until the earlier of (1) three months following the termination date and (2) the expiration of the stock option term. If an employee ceases to be employed due to death, any outstanding stock options will become exercisable in full and the beneficiary may exercise such stock options until the earlier of (1) one year following the date of death and (2) the expiration of the stock option term. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the exercisability of any award, the end of a performance period or termination of any restriction period.

  Performance Units

        The 2005 Option Plan also provides for the granting of performance units ("Units"). The Units are subject to forfeiture based on an annual EBITDA performance goal determined by the Board. If the Company's EBITDA equals or exceeds forecasted EBITDA, no Units will be forfeited. If the Company's EBITDA is between 80% and less than 100% of forecasted EBITDA, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage EBITDA is less than forecasted EBITDA. If EBITDA is below 80% of forecasted EBITDA, the employee will forfeit all Units.

        The vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates. The performance units will immediately vest in the event of (1) the death of an employee, (2) the permanent disability of an employee (within the meaning of the Internal Revenue Code of 1986, as amended) or (3) a termination of employment due to the disposition of any asset, division, subsidiary, business unit, product line or group of the Company or any of its affiliates. In the case of any other termination, any unvested performance units will be forfeited. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the exercisability of any award, the end of a performance period or to terminate any restriction period. For each Unit, upon vesting and the satisfaction of any required tax withholding obligation, the employee has the option to receive one share of the Company's common stock, the equivalent cash value or a combination of both.

        Due to the cash settlement feature, the Units are liability classified and are recognized at fair value, depending on the percentage of requisite service rendered at the reporting date, and are remeasured at each balance sheet date to the market value of the Company's common stock at the reporting date.

        As the Units contain both a performance and service condition, the Units have been treated as a series of separate awards or tranches for purposes of recognizing compensation expense. The Company will recognize compensation expense on a tranche-by-tranche basis, recognizing the expense as the employee works over the requisite service period for that specific tranche. The Company has applied the same assumption for forfeitures as employed in the Company's stock option plans, discussed above.

        On May 5, 2006, the Board of the Company approved the grant of Units to four executive officers of the Company, and on June 14, 2006, it approved similar grants to one executive officer and other employees of the Company. These grants were based on a fiscal 2006 EBITDA performance goal. 100% of the 2006 EBITDA target has been met. During the third quarter of 2007, the Company paid $0.9 million in cash and issued 600 shares of its common stock (made from new shares), net of withholdings, in settlement of the vesting occurring on the first anniversary of these grants and in the fourth quarter the Company paid $31,000, net of withholdings, due to the death of an optionee.

        On January 10, 2007, the Board of the Company approved the grant of Units to three executive officers and other employees of the Company based on a fiscal 2007 EBITDA performance goal of $73.1 million. 100% of the 2007 EBITDA target has been met.

        Total share-based compensation expense related to the Units was $2.5 million and $1.7 million for the years ended October 31, 2007 and 2006, respectively. At October 31, 2007 there is $1.1 million in current liabilities and $1.7 million in long term liabilities related to outstanding performance units.

        The following table summarizes the Units as of October 31, 2007 and changes during fiscal 2007:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2005	—
Units granted	164,333
Units exercised	—
Units forfeited or cancelled	(1,000)

Units outstanding at October 31, 2006 (zero Units exercisable)	163,333
Units granted	29,700	$0.00
Units exercised	(33,066)	$0.00		$1,490
Units forfeited or cancelled	(3,700)

Units outstanding at October 31, 2007	156,267	$0.00	2.1	$6,227

Vested and expected to vest at October 31, 2007	154,467		2.1	$6,156

Exercisable at October 31, 2007	—

  Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company's 2005 Employee Stock Purchase Plan ("2005 Purchase Plan") became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company's common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the years ended October 31, 2007 and 2006, 17,568 and 31,327 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. During fiscal 2005, 51,308 shares were purchased by employees pursuant to the 1995 Purchase Plan.

        Total share-based compensation expense related to the 2005 Purchase Plan was $0.2 million for each of the years ended October 31, 2007 and 2006.

Treasury Shares

        During 2006 and 2005 the Company issued 69,248 and 86,379 shares, respectively, from treasury to fund the Company's 401(k) Savings and Employee Stock Ownership Plan contribution. See Note 8 for further discussion of plan.

        On August 2, 2006 and August 3, 2006, the Company repurchased 505,000 and 345,000 shares of the Company's common stock, respectively, from Third Point LLC, a Delaware limited liability company ("Third Point"), Daniel S. Loeb, managing member of Third Point, and certain funds advised or managed by Third Point (collectively, "the Sellers"). Pursuant to the terms of the Purchase Agreement, the Sellers agreed to sell to the Company an aggregate of 850,000 shares of common stock of the Company for an aggregate cash purchase price of $30.6 million in cash (representing a per-share purchase price of $36.00) plus expenses of $0.7 million. At the time of the repurchase, the beneficial ownership of the Sellers was reduced from approximately 23% to approximately 15%. Under the Purchase Agreement, the Sellers also agreed, for a period of two years from the second closing date, among other things, not to directly or indirectly acquire any voting securities of the Company, engage in any proxy solicitations with respect to the Company, seek to control the Company or influence its policies or assist or encourage others to take any of the foregoing actions. Pursuant to their rights under a prior agreement with the Company, the Sellers requested that the Company file a registration statement with respect to the Sellers' remaining shares, which was filed with the Securities and Exchange Commission and became effective on October 11, 2006.

        In connection with the repurchase transactions, the Company also entered into a Termination and Amendment Agreement, dated as of August 2, 2006 (the "Termination and Amendment Agreement"), by and among the Company, the Sellers, Mr. Bradley Louis Radoff and Mr. Barba, the Company's Chairman, President and Chief Executive Officer, which terminated the right of the Sellers under a prior agreement to designate up to two persons to be appointed and elected to the Board.

        In August 2006, the Board also authorized a $15.0 million stock repurchase program (the "2006 repurchase program"), separate from the repurchase from Third Point as discussed above. On March 13, 2007, the Company repurchased, under the 2006 repurchase program, 109,800 shares of the Company's common stock at $42.50 per share (which represented a 2.2% discount from the closing price of $43.46 per share on March 7, 2007), totaling $4.7 million, from Third Point LLC and affiliates. On May 9, 2007, the Company repurchased an additional 300,000 shares of its common stock from Third Point LLC and affiliates at $44.00 per share (which represented a 1.9% discount from the closing price on May 3, 2007 of $44.83 per share), totaling $13.2 million. Although this transaction was separately approved by the Board, the Board determined at such time that no amount remained available under the August 2006 repurchase program.

        On June 8, 2007, the Company's Board of Directors authorized a new stock repurchase program (the "June 2007 repurchase program") under which the Company may purchase additional shares of its common stock in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company's debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion.

        On July 5, 2007, pursuant to the June 2007 repurchase program, the Company repurchased the remaining 641,100 shares of the Company's common stock held by Third Point LLC and affiliates, at $44.00 per share (which represented a 1.3% discount from the closing price on June 26, 2007 of $44.57 per share), totaling $28.2 million.

        Between August 2 and August 9, 2007, the Company repurchased under its June 2007 repurchase program, 78,200 shares of its common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million. The June 2007 stock repurchase program ended as of October 31, 2007.

        On November 1, 2007, the Board authorized a stock repurchase program under which the Company may purchase up to $5.0 million of its common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion.

        On January 11, 2008, the Board increased the amount with which the Company may repurchase its common stock from $5.0 million, as authorized on November 1, 2007, to $8.0 million, subject to covenant restrictions.

Preferred Shares

        The Board may direct the issuance of up to one million shares of the Company's $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(8) PENSIONS AND RETIREMENT SAVINGS PLAN:

        The Company sponsors various retirement plans for most full-time employees. Total expense for these plans for 2007, 2006 and 2005 was $3.6 million, $3.5 million and $3.0 million, respectively. The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its locations in Canada and in the Netherlands.

  401(k) Savings and Employee Stock Ownership Plan

        Employees of the Company in the United States who have completed one year of service and are over the age of 21 (with the exception of those employees covered by a collective bargaining agreement at its California facility) may participate in a 401(k) Savings and Employee Stock Ownership Plan (the "Plan"). Effective for the fiscal 2006 plan year and thereafter, the Company has and will contribute cash to the Plan. Prior to this, the Company contributed common stock held in treasury.

        Effective January 1, 2001, the Company began making contributions to the Plan, equal to 1% of a participant's compensation for the Plan year and matched 100% of the first 3% and 50% of the following 2% of each participant's 401(k) contribution with a maximum of 5% of the participant's annual compensation. In fiscal 2007, the Company contributed $1.9 million in cash to the Plan in fulfillment of the 2006 contribution requirement. In 2006, and 2005, 69,248 and 86,379 shares of treasury stock, respectively, were contributed in fulfillment of the 2005 and 2004 requirement, respectively. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's common stock is valued at the first ten business days of the month of February following the close of each Plan year. The Company has expensed approximately $2.0 million, $1.9 million and $1.8 million in 2007, 2006 and 2005, respectively, for contributions under the Plan.

        Effective January 1, 2007, the Plan was amended to permit participants 55 and over with three or more years of service to diversify up to 100 percent of the company's contributions previously allocated to the Company's stock to a variety of funds. Participants under the age of 55 with three or more years of service are permitted to diversify 33%, 66% and 100% during the plan years (January to December)

ended 2007, 2008 and 2009, respectively. The diversification remains subject to the otherwise applicable securities law restrictions on making investments changes regarding the Company's stock.

        At October 31, 2007, there were 453,487 shares of the Company's common stock held by the Plan, representing approximately 7% of the total number of shares outstanding. Shares of the Company's common stock credited to each member's account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are voted by the trustee in the same proportion as those for which instructions are received.

  Defined Contribution Plans

        The Company also sponsors defined contribution plans at its locations in Canada and in the Netherlands. The plans cover full time employees and provide for employer contributions of between 2% and 6.5% of salary or a percentage of employee contributions. The Company's contributions related to these plans for fiscal 2007, 2006 and 2005 totaled approximately $188,000, $189,000 and $22,000, respectively.

  Defined Benefit Plans

        The Company has defined benefit plans in its Canadian and Netherlands locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service, as defined. The Company funds these plans in amounts actuarially determined or in accordance with the funding requirements of local law and regulations.

        In September 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in its financial statements. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. SFAS No. 158 eliminates the delayed recognition of actuarial gains and losses and prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of SFAS No. 158. The recognition and disclosure requirements are effective for the Company's fiscal year ended October 31, 2007. SFAS No. 158 also requires that plan assets and benefit obligations be measured as of the date of the employer's fiscal year-end statement of financial position. The measurement requirements are effective for the Company's fiscal year ending October 31, 2009.

        The adoption of SFAS No. 158 as of October 31, 2007 required the recognition of previously unrecognized prior service cost and net actuarial losses.

	Pre-SFAS No. 158	SFAS No. 158 Adoption Adjustments	Post-SFAS No. 158
	(in thousands)
Assets:
Deferred income taxes	$—	$368	$368
Liabilities:
Other long-term liabilities	(3,881)	(1,120)	(5,001)
Shareholders' equity:
Accumulated other comprehensive income (loss)	$—	$(752)	$(752)

        SFAS No. 158 does not permit retrospective application. Accordingly, the consolidated balance sheet at October 31, 2006 has not been restated for the adoption of SFAS No. 158.

        The components of the net periodic pension costs for the foreign defined benefit plans are as follows:

	For the Year Ended October 31,
	2007	2006	2005
	(in thousands)
Service cost	$1,232	$1,178	$1,138
Interest cost	1,196	982	1,087
Expected return on assets	(1,158)	(927)	(1,122)
Amortization of net actuarial loss (gain)	—	11	(20)
Amortization of prior service cost	157	134	63

Net periodic pension cost	1,427	1,378	1,146
Curtailments	—	—	—
Settlements	—	59	—

Total expense	$1,427	$1,437	$1,146

        The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2008 are:

(in thousands)
Amortization of prior service cost	$174
Amortization of net actuarial gain	—

Total	$174

        A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets is shown below (based on an October 31 measurement date):

	October 31,
	2007	2006
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$25,128	$23,306
Service cost	1,232	1,178
Interest cost	1,196	982
Employee contributions	604	539
Benefit and expense payments	(640)	(2,541)
Settlements	—	133
Plan amendments	—	948
Actuarial (gains) losses	(986)	(897)
Foreign currency exchange rate impact	3,651	1,480

Pension benefit obligation at end of year	$30,185	$25,128
Change in plan assets:
Fair value of plan assets at beginning of year	$19,136	$17,158
Company contributions	1,766	1,504
Employee contributions	604	539
Benefit and expense payments	(640)	(2,541)
Settlements	—	—
Actual return on plan assets	1,323	1,373
Foreign currency exchange rate impact	2,995	1,103

Fair value of plan assets at end of year	$25,184	$19,136
Funded status	$(5,001)	$(5,992)
Unrecognized net actuarial gain	—	395
Unrecognized prior service cost	—	1,807

Net pension liability recognized	$(5,001)	$(3,790)

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(5,001)	$(4,793)
Other long-term asset	—	752
Accumulated other comprehensive income	—	251

Net amount recognized	$(5,001)	$(3,790)

Amounts recognized in the accumulated other comprehensive income (loss):
Additional minimum liability	$—	$(251)
Prior service cost	(1,919)	—
Net actuarial gain	799	—
Tax	368	86

Net amount recognized, after tax	$(752)	$(165)

Accumulated benefit obligation	$28,519	$23,546

        Effective January 1, 2006, the plan in the Netherlands was amended to comply with local legislation. The plan will no longer pay early retirement benefits. The liabilities associated with accrued early retirement benefits were settled and related assets transferred to a defined contribution plan during fiscal 2006.

        The Canadian plan had an underfunded accumulated benefit obligation that exceeded its accrued benefit liability at October 31, 2006. The additional minimum liability totaled $1.0 million at October 31, 2006, which was offset by intangible assets (recorded in other long term assets) of $0.8 million and a charge to accumulated other comprehensive income (loss) of $0.2 million. There was no underfunded accumulated benefit obligation that exceeds accrued benefit liability for any of the plans at October 31, 2007.

        Investment Policy:

          It is the objective of the plan sponsors to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2007 and 2006 and the target allocation of pension plan assets for fiscal 2008:

	October 31,
			Target Allocation
	2007	2006
Equity securities	20%	38%	21%
Debt securities	61%	53%	61%
Real estate	19%	9%	17%
Other	0%	0%	1%

Total	100%	100%	100%

          The weighted-average assumptions that were used to determine the Company's benefit obligations as of the measurement date (October 31) were as follows:

	October 31,
	2007	2006	2005
Discount rate	5.3%	4.6%	4.4%
Salary progression rate	2.7%	2.7%	2.7%

          The discount rates used for the defined benefit plans in the Netherlands and Canada are based on high quality AA-rated corporate bonds with duration corresponding to the expected durations of the benefit obligations.

          The weighted-average assumptions that were used to determine the Company's net periodic benefit cost were as follows:

	October 31,
	2007	2006	2005
Discount rate	4.6%	4.4%	4.4%
Salary progression rate	2.6%	2.7%	2.7%
Expected long-term rate of return on plan assets	5.3%	4.9%	5.6%

          The Company expects the following benefit payments to be paid out of the Netherlands and Canada plans for the years indicated. The expected benefit payments are based on the same assumptions used to measure the Company's benefit obligation at October 31, 2007 and include estimated future employee service. Payments from the pension plan are made from the plan assets.

(in thousands)
2008	$2,270
2009	1,031
2010	887
2011	1,881
2012	2,758
Next 5 fiscal years (2013–2017)	6,618

          The Company expects to contribute a total of approximately $1.9 million to its Netherlands and Canada defined benefit plans during fiscal 2008.

(9) OTHER INCOME (EXPENSE):

        For the years ended October 31, 2007, 2006 and 2005, other income (expense), net on the consolidated statements of operations consists of the following:

	For the Year Ended October 31,
	2007	2006	2005
	(in thousands)
Write-off of FIAP's accumulated foreign currency translation losses	$—	$(7,986)	$—
Foreign currency exchange gains, net	256	18	626
Interest income	249	237	142
Other, net	240	74	76

Total	$745	$(7,657)	$844

        As a result of the consummation of the sale in January 2006 of the land and building of FIAP, (a subsidiary located in Italy that had manufactured flexible packaging in which liquidation steps commenced in September 2003), the liquidation of FIAP was considered substantially complete at January 13, 2006, and as a result, in accordance with SFAS No. 52, the Company charged the accumulated foreign currency translation losses of FIAP in the amount of $8.0 million to other, net in the consolidated statements of operations for fiscal 2006. No tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP.

(10) INCOME TAXES:

        The U.S. and foreign components of income (loss) from continuing operations before provision for income taxes are as follows:

	For the Year Ended October 31,
	2007	2006	2005
	(in thousands)
U.S.	$35,417	$48,842	$17,054
Foreign	5,736	(3,146)	816

Total	$41,153	$45,696	$17,870

        The provision (benefit) for income taxes from continuing operations is summarized as follows:

	For the Year Ended October 31,
	2007	2006	2005
	(in thousands)
Current:
Federal and State	$417	$(1,694)	$3,369
Foreign	987	188	1,477

	1,404	(1,506)	4,846

Deferred:
Federal and State	13,748	9,829	10,474
Foreign	65	109	(51)

	13,813	9,938	10,423

Total provision for income taxes from continuing operations	$15,217	$8,432	$15,269

        The U.S. provision for income taxes for the year ended October 31, 2006 in the above table excludes approximately $28.2 million of tax benefits related to worthless stock deductions of certain disposed subsidiaries of the U.S. company taken in the U.S. federal income tax return. The $28.2 million tax benefit had been recorded in the income tax benefit line of the discontinued operations in the consolidated statement of operations for the year ended October 31, 2006. See Note 19 for further discussion.

        Undistributed earnings of the Company's foreign subsidiaries of approximately $13.6 million, $11.7 million and $8.8 million for fiscal 2007, 2006 and 2005, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings. It is not practicable to determine the tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

        The American Jobs Creation Act ("the Act") was signed into effect on October 22, 2004. The Act included a provision that encouraged companies to reinvest foreign earnings in the U.S. by temporarily permitting certain dividends received from controlled foreign subsidiaries to be eligible for an 85% dividends-received deduction. The Company had elected to take this special one-time deduction for dividends received during the year ended October 31, 2005. In accordance with the Act and the Company's Domestic Reinvestment Plans, a total of $33.2 million had been repatriated from AEP Industries (NZ) Limited, a New Zealand company, and AEP Canada Inc., a Canadian company. The Company recorded an income tax expense of $3.9 million less foreign tax credits of $0.5 million related to the repatriations which have been recognized in the provision for income taxes in the consolidated statement of operations for the year ended October 31, 2005.

        As with most companies, the Company's income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding tax filing positions, including the timing and amount of deductions taken. At any time, multiple tax years are subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, the Company has recorded reserves for probable exposures, in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. A number of years may elapse before a particular matter, for which a reserve has been established, is audited and fully resolved. When the actual result of a tax settlement differs from the Company's estimated reserve for a matter, it adjusts the tax contingencies reserve and income tax provision in the period in which the income tax matter is resolved.

        The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2007 and 2006 are as follows:

	October 31,
	2007	2006
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$926	$1,081
Inventories	1,020	1,184
Alternative minimum tax credits carryforwards	4,791	4,791
State net operating loss carryforwards	1,341	2,450
Net operating loss carryforwards	11,716	23,927
Capital loss carryforwards	5,565	5,560
Foreign tax credits carryforwards	4,718	4,718
Other	2,649	2,046

Total gross deferred tax assets	32,726	45,757
Valuation allowance	(17,589)	(19,962)

Total net deferred tax asset	$15,137	$25,795
Deferred tax liabilities:
Depreciation	$(11,498)	$(9,885)
Accrued employee benefits	(336)	(250)
Other	785	933

Total gross deferred tax liabilities	(11,049)	(9,202)

Net deferred tax asset	$4,088	$16,593

        The Company reduced goodwill by approximately $1.4 million each year in fiscal 2007, 2006 and 2005 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging ("BGP") business in fiscal 1996.

        Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards, foreign tax credits carryforwards and foreign operating loss carryforwards to an amount that, based on all available information, is more likely than not to be realized. The net change in the valuation allowance from October 31, 2006 to October 31, 2007 was a decrease of $2.4 million. The change included a decrease of $2.1 million resulting from the expiration of net operating loss carryforwards in Italy, a $0.5 million decrease resulting from statutory tax rate changes, an increase of $0.5 million for current year net operating losses and additional valuation allowances booked in the current year on certain foreign deferred tax assets and net operating loss carryforwards in which the Company has determined that it is more likely than not that the carryforwards will not be fully utilized, a decrease of $1.2 million relating to the utilization of net operating loss carryforwards in the Netherlands operation during fiscal 2007, and an increase of $0.9 million resulting from fluctuations in foreign exchange. The net change in the valuation allowance from October 31, 2005 to October 31, 2006 was a decrease of $9.0 million. The change included an increase of $1.5 million for current year net operating losses and additional valuation allowances booked in the current year on certain foreign deferred tax assets and net operating loss carryforwards in which the Company has determined that it is more likely than not that the carryforwards will not be fully utilized, a decrease of $7.0 million relating to the utilization of net operating loss carryforwards primarily in the FIAP operation during fiscal 2006, and a decrease of $3.3 million related to relinquished net operating losses as part of an audit settlement in the Netherlands.

        Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2007 expire as follows:

	Related Tax Deduction	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
Federal net operating loss	$6,702	$2,346	Fiscal 2026
State net operating loss	26,198	1,341	Fiscal 2008 - 2022
Foreign net operating loss:
Italy	9,891	3,263	Fiscal 2008 - 2011
All other foreign	22,766	6,107	Indefinite

Total foreign net operating loss	32,657	9,370

Total net operating loss carryforwards	$65,557	$13,057

Capital loss carryforwards:
U.S.	$14,129	$5,526	Fiscal 2008 - 2010
Canada	254	39	Indefinite

Total capital loss carryforwards	$14,383	$5,565

Tax credit carryforwards:
Foreign tax credits	$4,718	$4,718	Fiscal 2012 - 2015
Alternative minimum tax credit	4,791	4,791	Indefinite

Total tax credit carryforwards	$9,509	$9,509

        The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Management believes that it is more likely than not that the Company's deferred tax assets, net of existing valuation allowances, at October 31, 2007 will be realized.

        A reconciliation of the provision for income taxes on income from continuing operations to that which would be computed at the statutory rate of 35% is as follows:

	For the Year Ended October 31,
	2007			2006		2005
	(in thousands, except percentages)
Provision at statutory rate	$14,404		35.0%	$15,994	35.0%	$6,255	35.0%
CTA write-off related to FIAP (see Note 9)	—		—	2,794	6.1%	—	—
Worthless stock deduction and liquidation of FIAP	—		—	(7,036)	(15.4)%	—	—
(Release) creation of valuation allowances	—		—	(1,152)	(2.5)%	5,762	32.2%
Utilization of NOLs of foreign operations	(1,119)		(2.7)%	—	—	—	—
Tax refund related to excess non-resident withholding tax payments in New Zealand	—		—	(1,018)	(2.2)%	—	—
Release of excess taxes payable	—		—	(1,840)	(4.0)%	—	—
State tax provision, net of federal tax benefit	1,727	(a)	4.2%	91	0.2%	488	2.7%
Repatriation of foreign earnings	—		—	—	—	3,899	21.8%
Domestic tax credits	—		—	—	—	(2,071)	(11.6)%
Other, net	205		0.5%	599	1.3%	936	5.2%

Provision for income taxes from continuing operations	$15,217		37.0%	$8,432	18.5%	$15,269	85.4%

(a)
No federal tax benefit recognized in fiscal 2007 as the U.S. is not in a state tax paying position.

        The Company has been notified by the Internal Revenue Service that the United States income tax returns for the fiscal years 2005 and 2006 will be reviewed. The examination is expected to commence in February 2008. Assessments, if any, are not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

        Cash paid for income taxes during fiscal 2007, 2006 and 2005 was approximately $1.2 million, $1.6 million and $5.4 million, respectively, including taxes paid by the discontinued operations of zero, zero and $0.2 million, respectively.

(11) LEASE COMMITMENTS:

        The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through February 28, 2015. Rental expense under all leases was $5.8 million, $6.4 million and $7.0 million for fiscal 2007, 2006 and 2005, respectively.

        Under the terms of capital leases and noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the years ending October 31,	Capital Leases	Operating Leases	Total Commitment
2008	$1,388	$4,314	$5,702
2009	336	2,958	3,294
2010	18	2,128	2,146
2011	—	994	994
2012	—	779	779
Thereafter	—	1,729	1,729

Total minimum lease payments	$1,742	$12,902	$14,644

Less: Amounts representing interest	72

Present value of minimum lease payments	1,670
Less: Current portion of obligations under capital leases	1,322

Long-term portion of obligations under capital leases	$348

        Included in property, plant and equipment in the consolidated balance sheets is the following:

	October 31,
	2007	2006
	(in thousands)
Machinery and equipment leased under capital leases	$9,205	$7,565
Less: Accumulated depreciation	6,135	3,770

Net machinery and equipment leased under capital leases	$3,070	$3,795

        During fiscal 2007, 2006 and 2005, the Company entered into various capital lease agreements totaling $0.6 million, $0.4 million and $2.5 million, respectively, related to manufacturing equipment. The current portion of these lease obligations is included in accrued liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.

        Net interest paid as part of the capitalized lease obligations was approximately $0.2 million, $0.2 million and $0.3 million during fiscal 2007, 2006 and 2005, respectively.

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

        John J. Powers, and Paul C. Vegliante are the sons-in-law of the Company's Chairman, President and Chief Executive Officer, J. Brendan Barba. Additionally, Mr. Barba and David J. Cron and Robert Cron are cousins. Linda N. Guerrera, the Company's Vice President and Controller, is the daughter-in-law of Paul M. Feeney, the Company's Executive Vice President, Finance and Chief Financial Officer. Ms. Guerrera does not have an employment contract.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED):

        During the fourth quarter of fiscal 2007, the Company completed the sale of its land and building located in Sydney, Australia which commencing May 2, 2006 was being leased to the Australia buyer. See Note 19 for additional information. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company concluded that its Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, requires discontinued operations reporting treatment. As a result, current year and prior year quarterly amounts related to this asset group have been reclassified to discontinued operations and are included as such in the amounts below.

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2007
Net sales	$179,335	$187,791	$204,965	$213,924
Gross profit	$44,113	$36,078	$35,607	$35,615
Income from continuing operations	$10,545	$5,938	$4,489	$4,964
Income from discontinued operations	$147	$215	$288	$3,466
Net income	$10,692	$6,153	$4,777	$8,430
Basic Earnings per Common Share:
Income from continuing operations	$1.33	$0.75	$0.61	$0.72

Income from discontinued operations	$0.02	$0.03	$0.04	$0.51

Net income per common share	$1.35	$0.78	$0.65	$1.23

Diluted Earnings per Common Share:
Income from continuing operations	$1.31	$0.74	$0.60	$0.71

Income from discontinued operations	$0.02	$0.03	$0.04	$0.50

Net income per common share	$1.33	$0.77	$0.63	$1.21

2006
Net sales	$192,760	$193,251	$208,925	$207,173
Gross profit	$37,929	$43,070	$40,473	$40,240
Income from continuing operations	$687	$11,679	$12,180	$12,718
Income (loss) from discontinued operations	$(431)	$6,494	$7,916	$11,686
Net income	$256	$18,173	$20,096	$24,404
Basic Earnings (Loss) per Common Share:
Income from continuing operations	$0.08	$1.35	$1.40	$1.62

Income (loss) from discontinued operations	$(0.05)	$0.75	$0.91	$1.49

Net income per common share	$0.03	$2.10	$2.32	$3.10

Diluted Earnings (Loss) per Common Share:
Income from continuing operations	$0.08	$1.34	$1.38	$1.58

Income (loss) from discontinued operations	$(0.05)	$0.74	$0.90	$1.45

Net income per common share	$0.03	$2.08	$2.28	$3.04

        Earnings per share are computed independently for each of the quarters presented.

(14) SEGMENT INFORMATION:

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe. The geographical assets and operating results reported within the Pacific operations in fiscal 2007 and 2006 primarily represent tax refunds in the Company's New Zealand subsidiary. Parts of the Company's former Pacific operations, including the Australian land and building held in Sydney, Australia, and European operations have been classified as discontinued operations. See Note 19 for further discussion.

        The Company is currently exploring strategic alternatives for its subsidiary in the Netherlands, a primary component of the European geographical area. There can be no assurances that the exploration of strategic alternatives for the Netherlands subsidiary will result in a consummated transaction.

        Income from operations includes all costs and expenses directly related to the geographical area. Identifiable assets are those used in the operations of those geographical areas.

        Information about the Company's operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2007, 2006 and 2005, respectively, is as follows:

	North America
					Discontinued Operations
	United States	Canada	Europe	Pacific		Total
	(in thousands)
2007
Sales—external customers	$606,388	$59,930	$119,697	$—	$—	$786,015
Intercompany sales	29,675	875	—	—	—	30,550
Gross profit	126,758	12,394	12,261	—	—	151,413
Operating income (loss) from continuing operations	47,920	5,526	3,541	(92)	—	56,895
Interest income	91	82	—	76	—	249
Interest expense	15,494	57	936	—	—	16,487
Depreciation and amortization	13,569	325	5,372	—	—	19,266
Provision for income taxes	14,164	1,020	—	33	—	15,217
Net income	21,253	2,749	1,512	422	4,116	30,052
Provision for losses on accounts receivable and inventories	267	72	54	—	—	393
Geographical area assets	248,894	22,511	53,694	238	3,691	329,028
Goodwill	9,099	3,174	3,280	—	—	15,553
Capital expenditures	14,082	182	1,293	—	—	15,557

	North America
					Discontinued Operations
	United States	Canada	Europe	Pacific		Total
	(in thousands)
2006
Sales—external customers	$642,188	$55,045	$104,876	$—	$—	$802,109
Intercompany sales	26,842	809	—	—	—	27,651
Gross profit	140,166	11,070	10,476	—	—	161,712
Operating income (loss) from continuing operations	61,021	5,103	3,848	(78)	—	69,894
Interest income	175	44	4	14	—	237
Interest expense	15,199	238	1,104	—	—	16,541
Depreciation and amortization	12,250	374	4,612	—	—	17,236
Write-off of FIAP's accumulated foreign currency translation losses	—	—	(7,986)	—	—	(7,986)
Provision (benefit) for income taxes	8,135	1,315	—	(1,018)	—	8,432
Net income (loss)	40,707	2,429	(6,545)	673	25,665	62,929
Provision for losses on accounts receivable and inventories	314	180	108	—	—	602
Geographical area assets	256,947	18,774	49,236	1,672	9,451	336,080
Goodwill	9,755	3,174	3,280	—	—	16,209
Capital expenditures	34,477	45	1,836	—	—	36,358
	North America
					Discontinued Operations
	United States	Canada	Europe	Pacific		Total
	(in thousands)
2005
Sales—external customers	$582,085	$51,188	$99,451	$—	$—	$732,724
Intercompany sales	23,590	4,491	—	—	—	28,081
Gross profit	113,860	10,018	10,055	—	—	133,933
Operating income (loss) from continuing operations	40,531	4,807	363	(156)	—	45,545
Interest income	34	40	9	59	—	142
Interest expense	27,364	124	1,028	3	—	28,519
Depreciation and amortization	13,406	1,006	4,959	—	—	19,371
Provision for income taxes	13,843	1,426	—	—	—	15,269
Net income (loss)	3,211	2,341	(2,593)	(358)	(53,223)	(50,622)
Provision for losses on accounts receivable and inventories	900	113	153	—	—	1,166
Geographical area assets	208,540	21,169	54,382	246	26,986	311,323
Goodwill	10,434	3,174	3,280	—	—	16,888
Capital expenditures	12,139	39	925	—	—	13,103

        Net sales by product line are as follows:

	For the Year Ended October 31,
	2007	2006	2005
	(in thousands)
Custom films	$364,975	$386,557	$343,763
Stretch (pallet) wrap	245,523	241,009	232,359
Polyvinyl chloride wrap	127,596	131,604	116,782
Printed and converted films	21,998	16,573	10,446
Other specialty	25,923	26,366	29,374

Total	$786,015	$802,109	$732,724

        No single customer accounted for more than 10% of sales in any year.

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

        The accumulated balances at October 31, related to each component of accumulated other comprehensive income (loss) are as follows:

	2007	2006	2005
	(in thousands)
Foreign currency translation adjustments	$11,620	$9,855	$(4,774)
Pension plans minimum liability	—	(165)	(401)
SFAS No. 158 impact, net of tax	(752)	—	—

Total accumulated other comprehensive income (loss)	$10,868	$9,690	$(5,175)

        The accumulated other comprehensive loss related to the Company's pension plans is net of tax benefits of $0.4 million and $0.1 million at October 31, 2007 and 2006, respectively.

(16) RELATED PARTY TRANSACTIONS:

        During fiscal 2007, 2006 and 2005, $120,267, $334,476 and $347,091, respectively, was paid to Warshaw, Burstein Cohen, Schlesinger and Kuh, LLP the Company's outside legal firm in which Paul E. Gelbard, a member of the Board of Directors, is of counsel.

        During fiscal 2007, 2006 and 2005, $99,313, $84,934 and $78,262, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer, for the production of the Company's Annual Report and the production of marketing brochures.

        During fiscal 2007, 2006 and 2005, $69,796, $29,987 and $28,582, was paid to Omni Products, a company owned by the cousin of the Chief Executive Officer, for printing costs.

(17) ACQUISITIONS

        On February 23, 2006, the Company purchased the business and certain operating assets of Mercury Plastic Inc.'s Bowling Green, Kentucky facility, a printing and converting operation. The purpose of the acquisition was to strengthen the business already conducted at this location as well as synergistically complement the Company's existing businesses. The Company paid $11.8 million primarily for machinery, equipment and inventory. The acquisition was recorded under the purchase method of accounting, in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which requires that the total consideration be allocated to the assets, both tangible and intangible, acquired and liabilities assumed based on their fair values. The results of operations of Mercury Plastics have been included in the Company's consolidated financial statements since the date of acquisition.

        The following table summarizes the final allocation of the purchase price to Mercury's assets and liabilities:

(in thousands)
Assets acquired:
Inventories	$1,799
Machinery and equipment	8,424
Customer list	350
Goodwill	1,423

Total assets acquired	11,996
Liabilities assumed:
Unfavorable operating lease	197

Total liabilities assumed	197

Net assets acquired	$11,799

        Upon further examination of the condition of certain production lines acquired and the cost required to repair these machines, the Company reduced the purchase price allocated to machinery and equipment by $0.7 million during fiscal 2007. In accordance with SFAS No. 141, the Company allocated the difference to goodwill. These adjustments are reflected in the final allocation of the purchase price in the table above.

        The customer list is included in other long-term assets in the consolidated balance sheets at October 31, 2007 and 2006 and is being amortized on a straight-line basis over six years. Amortization expense for fiscal 2007 and 2006 was approximately $58,000 and $39,000, respectively.

(18) ASSETS HELD FOR SALE

        During January 2006, the Company placed the land and building of its Gainesville, Texas plant for sale. Manufacturing activities at this location were discontinued in May 2005 while warehousing activities continued. As a result of buy offers, the Company recorded in January 2006 an impairment loss on the Gainesville land and building in the amount of $0.1 million, which is included in cost of sales in the consolidated statements of operations for fiscal 2006. The sale of this facility was completed on June 1, 2006. Net proceeds from the sale were $3.5 million. The Company recorded a loss on the disposal of the Gainesville land and building of $69,000 and is included in gain (loss) on sales of property, plant and equipment, net in the consolidated statements of operations for fiscal 2006. The loss was primarily due to a reduction of the sales price as a result of damages sustained by the Gainesville building during a storm.

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

        On May 31, 2005, the Company signed a contract to sell the land and building of FIAP for approximately $7.5 million, before costs to sell, and received a 20% deposit, which it had recorded in accrued liabilities. The contract contained certain contingencies related to the results of environmental testing to be done by the buyer that precluded the consummation of the sale until January 2006. All contingencies were resolved with no further liabilities to the Company and consummation of the sale occurred on January 13, 2006. The Company received net proceeds (including the deposit), after costs to sell, of $7.1 million. The Company also received from the buyer approximately $1.4 million, representing the value added tax portion of the sale which was remitted by FIAP to the tax authorities during the Company's quarterly tax filings in May 2006. The Company recorded a gain on the sale of the land and building during the first quarter of fiscal 2006 of approximately $1.4 million, which is included in gain (loss) on sales of property, plant and equipment, net in the consolidated statements of operations for fiscal 2006.

(19) DISCONTINUED OPERATIONS

Spain

        In July 2004, the Company's management approved a plan to dispose of its Spanish subsidiary, a component of the Company's European geographical area, because of its continued losses. The Spanish subsidiary manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. The Company actively commenced marketing the sale of its Spanish subsidiary to interested parties in July 2004. After failed attempts to sell the Spanish operations, management placed the operation in liquidation in September 2004. On September 30, 2004, the Spanish subsidiary ceased operations. As a result, in addition to $9.9 million of impairment charges recorded in fiscal 2004 against the assets of the Spanish operations, including approximately $4.6 million of accumulated translation losses, the Company during fiscal 2004 recorded a liability for employee termination costs based on negotiations with Spanish unions of $3.3 million, which was all paid during fiscal 2005, and a $1.2 million reserve for lease termination, which was settled with the lessor in February 2005 for $0.7 million. The lease payments were paid equally over the remaining months and ended in November 2006. An amount of $0.5 million had been reversed during fiscal 2005 and is reflected in gain from disposition from discontinued operations in the consolidated statements of operations. During the second quarter of fiscal 2005, the Company recognized an additional $0.3 million of charges to reduce deposits to estimated realizable value. The Company has also reached an agreement with certain suppliers in full and final settlement of balances existing at the time the Spanish subsidiary filed for liquidation. Settlements ranged from 30% to 40% of the original balance. The Company recorded $0.6 million and $1.4 million of income related to the settlement with these certain suppliers in gain from disposition from discontinued operations in the consolidated statements of operations during the fiscal years ended October 31, 2006 and 2005, respectively.

        During the first quarter of fiscal 2006, the Spanish subsidiary received the final payment of $1.4 million related to the sale of its machinery and equipment. The buyers received all of the machinery and equipment in the fourth quarter of fiscal 2006. The total payment received on the sale of Spain's machinery and equipment was $1.7 million, resulting in a gain on disposal of machinery and equipment, after costs to sell, of $0.4 million and is included in pre-tax income from discontinued operations of fiscal 2006.

        During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. As a result of the completion of the liquidation, the Company took a $23.0 million worthless stock deduction on its fiscal 2006 U.S. federal income tax return, which resulted in the recognition of an $8.8 million income tax benefit in discontinued operations during the fourth quarter of fiscal 2006. The deferred tax asset associated with this tax benefit was recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. for fiscal 2007.

        The Spanish liquidation committee met in February 2007 and approved final allocation of Spain's assets. The U.S. company received $0.8 million during fiscal 2007 as partial repayment of intercompany loans. Final dissolution of the Spanish company and repayment of additional monies to the U.S. company is expected in early fiscal 2008, after all settlements have been made.

France/Termofilm—Italy

        In order to concentrate on the Company's core business, reduce costs and improve the quality of earnings, the Company's management committed to a plan during the first quarter of fiscal 2005 to divest its French and Termofilm subsidiaries, each a component of the Company's European operations. The French subsidiary manufactured a range of products in PVC stretch film and the Termofilm subsidiary manufactured polyolefin shrink films.

  France

        On February 10, 2005, the Company completed the disposition of AEP Industries Packaging France, a component of the Company's European segment that manufactured a range of products in PVC stretch film. An investor group took over the French operations and assumed all of the associated liabilities of the French subsidiary (other than intercompany liabilities), including third-party bank borrowings. During fiscal 2005, the Company recorded an impairment loss on the assets of the French company totaling $3.9 million, including approximately $2.0 million of accumulated translation losses, and is included in pre-tax income (loss) from discontinued operations on the consolidated statements of operations for fiscal 2005.

  Termofilm—Italy

        On March 25, 2005, the Company sold all of its equity interest in Termofilm SpA, an Italian subsidiary and component of the Company's European segment that manufactured polyolefin shrink films, for approximately $1.8 million. The Company received $1.6 million in cash and a note from the buyer in the amount of $0.2 million due on March 25, 2008. During the three months ended January 31, 2005, the Company recorded an impairment loss on the assets of Termofilm totaling $0.6 million, including a full allowance on the note and approximately $0.2 million of accumulated translation losses, and is included in pre-tax income (loss) from discontinued operations on the consolidated statements of operations for fiscal 2005.

Pacific/Bordex/Belgium

        During fiscal 2005, the Company's management committed to a plan to divest an additional four of its foreign subsidiaries: AEP Industries (Australia) Pty. Limited, AEP Industries (New Zealand) Limited, AEP Bordex BV and AEP Belgium.

  Pacific

        On May 2, 2005, the Company completed its sale of certain assets and liabilities of AEP Industries (Australia) Pty. Limited and AEP Industries (New Zealand) Limited (collectively, the "Pacific operations") to Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, both of which are subsidiaries of Catalyst Investment Managers Pty Limited. The total cash proceeds were $58.6 million, including approximately $22.9 million of cash advanced to the Company against the collection of the trade receivables outstanding in the Pacific operations at May 2, 2005 (which receivables would be retained by the Company, with collections of such receivables being required to be used to repay the cash advance). The Company also retained bank borrowings of the Pacific operations which amounted to approximately $22.2 million at May 2, 2005. The bank borrowings were repaid by the Company on May 2, 2005 with the cash proceeds received from the sale. Collection of trade receivables of the Pacific operations subsequent to May 2, 2005 have been remitted back to the buyers of the Pacific operations in repayment of the cash advance. All outstanding amounts have been settled at October 31, 2006. The final balance sheet audits of the Pacific operations resulted in an additional $0.6 million of proceeds to the Company, which were received in August of 2005.

        The sale of the Pacific operations excluded approximately 10 acres of land and building facilities located in Sydney, Australia and owned by AEP (Australia) Pty Limited. Pursuant to the sale agreement, the Australia buyer had the option to occupy this property rent free for a period not to exceed 1 1/2 years, after which the buyer could either lease or vacate the property. During April 2006, the buyer exercised its option for a five-year lease commencing May 2, 2006 with rent of approximately $0.7 million per annum plus 3.5% per year increases.

        On August 23, 2007, the Company completed the sale of its land and building in Sydney, Australia. Net proceeds, after commissions and other costs to sell, was $7.8 million. The sale constituted a substantial liquidation of the Company's investment in Australia and as a result, the accumulated foreign currency translation gains of the Company's Australian subsidiary of $2.5 million have been reclassified into pre-tax income (loss) from discontinued operations in the statement of operations for fiscal 2007 in accordance with SFAS No. 52. No tax provision has been recognized for the $2.5 million reclassification of Australia's accumulated foreign currency translation gains into income for fiscal 2007.

        The Company recorded impairment losses of $29.0 million during fiscal 2005, related to the Pacific operations, which included $1.1 million for the value of the free rent (discussed above) and approximately $2.6 million of accumulated foreign currency translation losses related to the New Zealand operations. The Company paid approximately $1.3 million for stay bonuses, commissions and severance to certain employees of the Pacific companies which were recorded through discontinued operations in fiscal 2005.

        In May 2006, the Company liquidated its remaining interest in AEP Industries (Australia) Pty Limited for U.S. tax purposes by making a "check-the-box" election to treat the subsidiary as a disregarded entity for U.S. federal income tax purposes. As a result of the election, the Company has taken a $24.9 million worthless stock deduction on its U.S. federal income return, which resulted in the recognition of a $9.5 million income tax benefit on the discontinued operations for the fiscal year ended October, 31, 2006. The deferred tax asset associated with this tax benefit is recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. for fiscal 2007. Prior to recording this worthless stock deduction, the Company had not recognized a tax benefit for the impairment loss of the Pacific operations as management believed it was more likely than not that the Company's tax benefits would not be realized.

  Bordex

        The Company committed to a plan to dispose of AEP Bordex BV, a distribution facility in the Netherlands and component of the Company's European segment Bordex (Holland) subsidiary in the second quarter of fiscal 2005. The Company recorded an impairment loss of $1.7 million, including $1.3 million of accumulated foreign currency translation losses, which was included in the pre-tax loss from discontinued operations on the statement of operations for fiscal 2005. The sale of all the Company's equity interest in AEP Bordex was completed on July 28, 2006 to a French supplier. Net proceeds from the sale, after all costs to sell, was $0.9 million and was subject to closing balance sheet adjustments. The Company recorded a gain from disposition through discontinued operations of $0.1 million in the third quarter of fiscal 2006 resulting primarily from an increase in the sale price from the original estimate. Final closing balance sheet adjustments were settled during the fourth quarter of fiscal 2007 and amounted to $29,000 in additional income, which is included in the gain on disposition in the discontinued operations in the statement of operations for fiscal 2007.

  Belgium

        During the fourth quarter of fiscal 2005, the Company's management decided to dispose of its Belgium operations, a component of the Company's European segment that manufactures specialty film for food packaging, primarily for the cheese market with innerwrap for processed cheese and overwraps for processed and natural cheese. A letter of intent was executed, providing for the Company to sell its shares of Belgium to an investor group in exchange for the assumption of all liabilities. The Company recorded an impairment loss of $13.1 million related to the Belgium operations based upon the impending sale arrangement of the Belgium operations including $4.0 million of accumulated foreign currency translation losses, which is included in the pre-tax loss from discontinued operations on the statement of operations for fiscal 2005.

        On February 28, 2006, the Company completed its divestiture of the Belgium operations. As a result of the divestiture, the Company took a $25.7 million worthless stock deduction on its U.S. federal income tax return, which resulted in the recognition of a $9.9 million income tax benefit on the discontinued operations for fiscal 2006. The deferred tax asset associated with this tax benefit was recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. for fiscal 2007. Additionally, the accumulated foreign currency translation losses of $4.0 million had been reclassified from liabilities of discontinued operations (previously included in the impairment losses as discussed above) to accumulated comprehensive income (loss) during fiscal 2006.

United Kingdom

        During the fourth quarter of fiscal 2006, the Company initiated steps to liquidate its United Kingdom ("UK") operations, a component of the Company's European segment that sold polyvinyl chloride film in the UK market. During the fourth quarter of fiscal 2006, the Company recorded a $2.2 million impairment charge against the assets of the UK company and a $2.4 million liability related to funding of the UK's defined contribution plan, which was included in pre-tax loss from discontinued operations for that period. The liability is an estimate and is based on advice obtained from outside counsel on the extent of the Company's pension liability to the previous employees of the UK company. Completion of the UK liquidation is dependent on scheduling done by the UK pension regulators and therefore the Company is unable to determine when the liquidation will be completed.

        In November 2006, the U.S. company repaid its intercompany loan to the UK operations in the amount of $2.4 million. The repayment proceeds are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheets at October 31, 2007. All interest earned on the escrow account (approximately $0.1 million for fiscal 2007), also included in assets of discontinued operations on the consolidated balance sheets, is restricted and can only be used to fund the defined contribution plan.

        Condensed financial information related to these discontinued operations is as follows:

For the Year Ended October 31, 2007	Spain	Australia	New Zealand	Bordex	UK	Total
	(in thousands)
Net sales	$—	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—	—
Pre-tax income (loss) from operations before impairment charges	40	3,328	321	—	(32)	3,657
Impairment charges	—	—	—	—	—	—

Pre-tax income (loss) from operations	40	3,328	321	—	(32)	3,657
Gain on disposition	—	430	—	29	—	459
Provision for income taxes	—	—	—	—	—	—

Income (loss) from discontinued operations	$40	$3,758	$321	$29	$(32)	$4,116

For the Year Ended October 31, 2006	Spain	Bordex	Belgium	UK	Australia	Total
	(in thousands)
Net sales	$—	$12,960	$7,561	$—	$—	$20,521
Gross profit	—	2,098	967	—	—	3,065
Pre-tax income (loss) from operations before impairment charges	(149)	245	140	(2,778)	1,503	(1,039)
Impairment charges	—	—	—	(2,165)	—	(2,165)

Pre-tax income (loss) from operations	(149)	245	140	(4,943)	1,503	(3,204)
Gain (loss) from disposition	572	124	(43)	—	—	653
Benefit for income taxes	8,801	—	9,881	—	9,534	28,216

Income (loss) from discontinued operations	$9,224	$369	$9,978	$(4,943)	$11,037	$25,665

For the Year Ended October 31, 2005	Spain	France	Termofilm	Australia	New Zealand	Bordex	Belgium	UK	Total
	(in thousands)
Net sales	$92	$8,026	$1,880	$42,886	$29,753	$18,122	$23,374	$296	$124,429
Gross profit (loss)	(329)	1,148	467	3,536	2,668	2,627	2,488	14	12,619
Pre-tax income (loss) from operations before impairment charges	(728)	(270)	21	(1,569)	(2,195)	23	(360)	(603)	(5,681)
Impairment charges	—	(3,940)	(635)	(18,721)	(10,272)	(1,738)	(13,100)	—	(48,406)

Pre-tax loss from operations	(728)	(4,210)	(614)	(20,290)	(12,467)	(1,715)	(13,460)	(603)	(54,087)
Gain on disposition	1,634	—	—	—	—	—	—	—	1,634
(Provision) benefit for income taxes	—	—	(26)	—	(806)	62	—	—	(770)

Income (loss) from discontinued operations	$906	$(4,210)	$(640)	$(20,290)	$(13,273)	$(1,653)	$(13,460)	$(603)	$(53,223)

        Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2007:

	Spain	UK	Total
Assets:
Cash	$881	$—	$881
Other assets	—	2,810	2,810

Total assets	$881	$2,810	$3,691

Liabilities:
Accounts payable	$590	$—	$590
Accrued expenses	—	2,941	2,941

Total liabilities	$590	$2,941	$3,531

        Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2006:

	Spain	UK	Australia	Total
Assets:
Cash	$1,988	$34	$115	$2,137
Machinery and Equipment	—	—	7,216	7,216
Other assets	—	16	82	98

Total assets	$1,988	$50	$7,413	$9,451

Liabilities:
Accounts payable	$646	$—	$—	$646
Accrued expenses	276	2,579	49	2,904

Total liabilities	$922	$2,579	$49	$3,550

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE:

  II Valuation and Qualifying Accounts

        Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED OCTOBER 31, 2007

(in thousands)

	Balance at Beginning of Year	Additions (Reversals) Charged to Operations	Deductions From Reserves	Other (1)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2007:
Allowance for doubtful accounts	$3,496	$393	$1,276	$75	$2,688
Inventories	$591	$—	$135	$70	$526
YEAR ENDED OCTOBER 31, 2006:
Allowance for doubtful accounts	$4,025	$545	$1,150	$76	$3,496
Inventories	$502	$57	$—	$32	$591
YEAR ENDED OCTOBER 31, 2005:
Allowance for doubtful accounts	$4,692	$1,127	$1,729	$(65)	$4,025
Inventories	$512	$39	$17	$(32)	$502

The above table does not include discontinued operations.

(1)
Represents foreign exchange effect

POWER OF ATTORNEY

        Each person whose signature appears below hereby appoint J. Brendan Barba and Paul M. Feeney as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the Securities and Exchange Commission ("SEC"), and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEP INDUSTRIES INC.
Dated: January 14, 2008	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AEP INDUSTRIES INC.
Dated: January 14, 2008	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Dated: January 14, 2008	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Chief Financial Officer and Director (principal financial officer)
Dated: January 14, 2008	By:	/s/ LINDA N. GUERRERA Linda N. Guerrera Vice President, Controller (principal accounting officer)
Dated: January 14, 2008	By:	/s/ LAWRENCE R. NOLL Lawrence R. Noll Director

Dated: January 14, 2008	By:	/s/ KENNETH AVIA Kenneth Avia Director
Dated: January 14, 2008	By:	/s/ ROBERT T. BELL Robert T. Bell Director
Dated: January 14, 2008	By:	/s/ RICHARD E. DAVIS Richard E. Davis Director
Dated: January 14, 2008	By:	/s/ FRANK P. GALLAGHER Frank P. Gallagher Director
Dated: January 14, 2008	By:	/s/ PAUL E. GELBARD Paul E. Gelbard Director
Dated: January 14, 2008	By:	/s/ LEE C. STEWART Lee C. Stewart Director

INDEX TO EXHIBITS

		Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number		Filing date
3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the "Company")		10-Q	04/30/97	3	(a)	06/13/97
3.2	Third Amended and Restated By-Laws of the Company		8-K		10.2		11/06/07
4.1	First Supplemental Indenture (9.875% senior subordinated notes due 2007), dated as of March 8, 2005, between the Company and The Bank of New York, as trustee		8-K		4.1		03/11/05
4.2	Indenture (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and The Bank of New York, as trustee		8-K		4.1		03/22/05
4.3	Registration Rights Agreement (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and the security holders named therein		8-K		4.2		03/22/05
10.1	2005 Stock Option Plan of the Company		S-8 (No. 333-121710)		4.1		12/29/04
10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1		06/20/06
10.3	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4		05/10/06
10.4	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5		05/10/06
10.5	2005 Employee Stock Purchase Plan of the Company		S-8 (No. 333-121711)		4.1		12/29/04
10.6	1995 Stock Option Plan of the Company		S-8, (No. 33-58747)		4		04/21/95
10.7	2007 Management Incentive Plan of the Company		8-K		10.1		11/01/06
10.8	2008 Management Incentive Plan of the Company		8-K		10.1		11/06/07
10.9	Summary of Non-Employee Director Compensation		8-K		10.2		05/10/06
10.10	Lease, dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P.		10-K	10/31/90	10	(aa)	01/29/91

10.1	1(a)	Loan and Security Agreement, dated as of November 20, 2001, among the Company, the Congress Financial Corporation, as agent, and the financial institutions party thereto	8-K		1	12/05/01
10.11	(b)	Amendment No. 1 to Loan and Security Agreement, dated December 9, 2001, among the Company, Congress Financial Corporation, as agent, and the financial institutions party thereto	10-Q	01/31/05	10.3	03/17/05
10.11	(c)	Amendment No. 2 to Loan and Security Agreement, dated July 10, 2002, among the Company, Congress Financial Corporation, as agent, and the financial institutions party thereto	10-Q	01/31/05	10.4	03/17/05
10.11	(d)	Amendment No. 3 to Loan and Security Agreement, dated October 16, 2002, among the Company, Congress Financial Corporation, as agent, and the financial institutions party thereto	10-Q	01/31/05	10.5	03/17/05
10.11	(e)	Amendment No. 4 to Loan and Security Agreement, dated February 3, 2005, among the Company, Congress Financial Corporation, as agent, and the financial institutions party thereto	10-Q	01/31/05	10.6	03/17/05
10.11	(f)	Consent and Amendment No. 5 to Loan and Security Agreement, dated February 25, 2005, among the Company, Wachovia Bank, National Association (successor to Congress Financial Corporation), as agent, and the financial institutions party thereto	10-Q	01/31/05	10.7	03/17/05
10.11	(g)	Amendment No. 6 to Loan and Security Agreement, dated May 12, 2005, among the Company, Wachovia Bank, National Association (successor to Congress Financial Corporation), as agent, and the financial institutions party thereto	8-K		10.1	11/03/05
10.11	(h)	Amendment No. 7 to Loan and Security Agreement, dated October 28, 2005, among the Company, Wachovia Bank, National Association (successor to Congress Financial Corporation), as agent, and the financial institutions party thereto	8-K		10.2	11/03/05
10.11	(i)	Amendment No. 8 to Loan and Security Agreement, dated July 31, 2006, by and among the Company, Wachovia Bank, National Association (successor to Congress Financial Corporation), as Agent, and the financial institutions party thereto.	8-K		10.3	08/03/06

10.12	Agreement, dated as of February 4, 2005, by and among the Company, the Third Point LLC affiliated purchasers, Bradley Louis Radoff and J. Brendan Barba	8-K	99.1	02/10/05
10.13	Purchase Agreement, dated as of August 1, 2006, by and among the Company, AEP Industries Finance Inc., Third Point LLC, Daniel S. Loeb, and the Third Point affiliated funds party thereto.	8-K	10.1	08/03/06
10.14	Termination and Amendment Agreement, dated as of August 2, 2006, by and among the Company, Third Point LLC, Bradley Louis Radoff, J. Brendan Barba and the Third Point affiliated funds party thereto.	8-K	10.2	08/03/06
10.15	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba	8-K	10.1	05/13/05
10.16	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney	8-K	10.2	05/13/05
10.17	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers	8-K	10.3	05/13/05
10.18	Employment Agreement, effective as of November 1, 2004, between the Company and David J. Cron	8-K	10.4	05/13/05
10.19	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante	8-K	10.5	05/13/05
10.20	Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll	8-K	10.6	05/13/05
10.21	Purchase Agreement (7.875% senior notes due 2013), dated as of March 10, 2005, between the Company and the initial purchasers named therein	8-K	10.1	03/11/05
10.22	Asset Sale Agreement, dated April 19, 2005, among AEP Industries (Australia) Pty Limited and AEP Industries (NZ) Limited, as vendors, Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, as purchasers and the Company, as guarantor	8-K	10.1	05/06/05
10.23	Lease, dated May 2, 2005, between AEP Industries (Australia) Pty Limited, as landlord, and Flexible Packaging Operations Australia Pty Limited, as tenant	8-K	10.2	05/06/05

21	List of subsidiaries of the Company at January 14, 2008	X
23	Consent of KPMG LLP	X
24	Power of Attorney (set forth on signature page)	X
31.1	Section 302 Certification—CEO	X
31.2	Section 302 Certifications—CFO	X
32.1	Section 906 Certification—CEO	X
32.2	Section 906 Certifications—CFO	X

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among AEP Industries, Inc., The S&P 500 Index And A Peer Group
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AEP INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2007 AND 2006 (in thousands, except share and per share amounts)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005 (in thousands, except per share data)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005 (in thousands)
AEP INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005 (in thousands)
AEP INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AEP INDUSTRIES INC. INDEX TO FINANCIAL STATEMENT SCHEDULES
AEP INDUSTRIES INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED OCTOBER 31, 2007 (in thousands)
POWER OF ATTORNEY
SIGNATURES
INDEX TO EXHIBITS