Form 10-Q
period 2008-01-31
AEP INDUSTRIES INC
filed 2008-03-10
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of outstanding shares of the registrant's common stock, $0.01 par value, as of March 5, 2008 was 6,822,919.

AEP INDUSTRIES INC.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2008	October 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,450	$650
Accounts receivable, less allowance for doubtful accounts of $3,206 and $2,688 in 2008 and 2007, respectively	81,137	86,040
Inventories, net	102,892	75,641
Deferred income taxes	6,379	6,371
Other current assets	6,014	4,597
Assets of discontinued operations	3,588	3,691

Total current assets	201,460	176,990

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $282,267 in 2008 and $276,959 in 2007	132,748	131,788
GOODWILL	15,208	15,553
DEFERRED INCOME TAXES	272	288
OTHER ASSETS	4,406	4,409

Total assets	$354,094	$329,028

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$8,749	$9,823
Accounts payable	55,076	50,823
Accrued expenses	22,382	26,634
Liabilities of discontinued operations	3,415	3,531

Total current liabilities	89,622	90,811
LONG-TERM DEBT	210,105	185,759
DEFERRED TAX LIABILITY	2,254	2,571
OTHER LONG-TERM LIABILITIES	8,635	7,517

Total liabilities	310,616	286,658

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 10,874,902 and 10,861,027 shares issued in 2008 and 2007, respectively	109	109
Additional paid-in capital	104,726	104,201
Treasury stock at cost, 4,051,948 and 4,010,748 shares in 2008 and 2007, respectively	(126,601)	(125,378)
Retained earnings	54,550	52,570
Accumulated other comprehensive income	10,694	10,868

Total shareholders' equity	43,478	42,370

Total liabilities and shareholders' equity	$354,094	$329,028

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2008	2007
NET SALES	$204,989	$179,335
COST OF SALES	174,198	135,222

Gross profit	30,791	44,113
OPERATING EXPENSES
Delivery	9,247	8,432
Selling	8,691	8,353
General and administrative	5,728	5,942

Total operating expenses	23,666	22,727

Operating income	7,125	21,386
OTHER INCOME (EXPENSE):
Interest expense	(4,310)	(3,998)
Other, net	266	57

Income from continuing operations before provision for income taxes	3,081	17,445
PROVISION FOR INCOME TAXES	1,101	6,900

Income from continuing operations	1,980	10,545
DISCONTINUED OPERATIONS:
Pre-tax income from discontinued operations	—	147
Income tax provision	—	—

Income from discontinued operations	—	147

Net income	$1,980	$10,692

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.29	$1.33

Income from discontinued operations	$0.00	$0.02

Net income per common share	$0.29	$1.35

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.29	$1.31

Income from discontinued operations	$0.00	$0.02

Net income per common share	$0.29	$1.33

	For the Three Months Ended January 31,
	2008	2007
Consolidated Statements of Other Comprehensive Income (loss):
Net income	$1,980	$10,692
Other comprehensive income (loss):
Foreign currency translation adjustments	(203)	10
Amortization of prior service cost, net of tax	29	—

Comprehensive income	$1,806	$10,702

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,980	$10,692
Income from discontinued operations	—	147

Income from continuing operations	1,980	10,545
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	4,535	4,872
Change in LIFO reserve	7,794	(6,885)
Amortization of debt fees	213	214
Provision for losses on accounts receivable and inventories	635	136
Change in deferred income taxes	655	6,656
Share-based compensation	(42)	943
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,340	5,093
(Increase) decrease in inventories	(35,104)	1,513
Increase in other current assets	(1,177)	(2,283)
Decrease in other assets	4	1
Increase (decrease) in accounts payable	4,288	(583)
Decrease in accrued expenses	(3,401)	(4,828)
(Decrease) increase in other long-term liabilities	(17)	29

Net cash (used in) provided by operating activities	(15,297)	15,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,345)	(2,003)
Deposit to purchase equipment	—	(1,411)

Net cash used in investing activities	(5,345)	(3,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of Credit Facility	24,500	(5,089)
Repayments of Pennsylvania Industrial Loans	(95)	(62)
Net repayments of current foreign debt agreements	(1,284)	(1,827)
Repayments of long-term foreign bank debt	(109)	(95)
Principal payments on capital lease obligations	(344)	(439)
Other	(265)	—
Buyback of common stock	(1,223)	—
Proceeds from exercise of stock options	24	431
Proceeds from issuance of common stock	308	310

Net cash provided by (used in) financing activities	21,512	(6,771)

NET CASH USED IN DISCONTINUED OPERATIONS
Net cash used in operating activities	—	(2,363)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Effects of exchange rate changes on cash in discontinued operations	—	54

Net cash used in discontinued operations	—	(2,309)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(70)	36

Net increase in cash	800	2,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	650	1,277

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,450	$4,242

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$604	$442

Cash paid during the period for income taxes	$323	$288

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

        The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2008, the consolidated results of operations for the three months ended January 31, 2008 and 2007, and consolidated cash flows for the three months ended January 31, 2008 and 2007, respectively, have been made. The consolidated results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year.

        The consolidated financial information included herein has been prepared by AEP Industries Inc., without audit, for filing with the U.S. Securities and Exchange Commission (the "Commission") pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, pension obligations, income taxes, including assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, impairment of long-lived assets, including goodwill, and costs associated with the shutdown of divested entities and sale of discontinued operations. Management bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007, filed with the Commission on January 14, 2008.

        Certain prior period amounts related to the discontinued operations of the Company's Australian land and building (see Note 10) have been reclassified from continuing operations to discontinued operations.

(2) Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Earnings Per Share (Continued)

        The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2008	2007
Weighted average common shares outstanding:
Basic	6,850,433	7,902,838
Effect of dilutive securities:
Options to purchase common stock	91,027	166,172

Diluted	6,941,460	8,069,010

        At January 31, 2008 and 2007, the Company had 38,000 and zero stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company's average stock price.

(3) Shareholders' Equity

Share-Based Compensation

        On November 1, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of November 1, 2005 was recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimate of fair value.

        At January 31, 2008, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation expense related to the Company's share-based plans and employee stock purchase plan recorded in the consolidated statements of operations for the three months ended January 31, 2008 and 2007 was $42,000 of income and $943,000 of expense, respectively.

Stock Option Plans

        The Company's 1995 Stock Option Plan ("1995 Option Plan") expired on December 31, 2004, except as to options granted prior to that date. The Company's Board of Directors (the "Board") adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders (prior to 2006 each non-employee director received 1,000 stock options). The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options during fiscal 2008 and 2007 has been made from new shares. At January 31, 2008, 713,253 shares are available to be issued under the 2005 Option Plan.

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

        The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the three months ended January 31, 2008. There were no options granted during the three months ended January 31, 2007

For the Three Months Ended January 31, 2008
Risk-free interest rate	4.19%
Expected life in years	7.5
Expected volatility	58.38%
Dividend rate	0%
Weighted average fair value per option at date of grant	$24.42

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

        The following table summarizes the Company's stock option plans as of January 31, 2008, and changes during the three months ended January 31, 2008:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2007 (177,714 options exercisable)	290,341	28,600	318,941	$18.09	$6.90–51.00	5.7	$7,088
Granted	—	12,000	12,000	$38.10	$38.10
Exercised	(2,540)	—	(2,540)	$9.30	$9.30
Expired	(12,000)	—	(12,000)	$46.50	$46.50

Options outstanding at January 31, 2008	275,801	40,600	316,401	$17.84	$6.90–51.00	5.9	$4,332

Vested and expected to vest at January 31, 2008	271,963	38,428	310,391	$17.81		5.8	$4,250

Exercisable at January 31, 2008	211,837	4,400	216,237	$17.16		5.3	$2,973

        The table below presents information related to stock option activity for the three months ended January 31, 2008 and 2007:

	For the Three Months Ended January 31,
	2008	2007
	(in thousands)
Total intrinsic value of stock options exercised	$58	$1,512
Total fair value of stock options vested	$346	$365

        Share-based compensation expense related to the Company's stock options recorded in the consolidated statements of operations for the three months ended January 31, 2008 and 2007 was approximately $150,000 and $198,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2008 and 2007. For the three months ended January 31, 2008 and 2007, there were no excess tax benefits recognized resulting from share-based compensation cost.

        As of January 31, 2008, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

Non-vested Stock Options

        A summary of the Company's non-vested stock options at January 31, 2008 and changes during the three months ended January 31, 2008 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2007	141,227	$9.55
Granted	12,000	$24.42
Vested	(53,063)	$6.53
Forfeited	—	—

Non-vested at January 31, 2008	100,164	$12.93

        If an employee is terminated for any reason by the Company, or due to disability or retirement, any outstanding stock options that are exercisable as of the termination date may be exercised until the earlier of (1) three months following the termination date and (2) the expiration of the stock option term. If an employee ceases to be employed due to death, any outstanding stock options will become exercisable in full and the beneficiary may exercise such stock options until the earlier of (1) one year following the date of death and (2) the expiration of the stock option term. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the exercisability of any award.

Performance Units

        The 2005 Option Plan also provides for the granting of performance units ("Units"). The Units are subject to forfeiture based on an annual EBITDA performance goal as determined and adjusted by the Board. If the Company's EBITDA equals or exceeds the performance goal, no Units will be forfeited. If the Company's EBITDA is between 80% and less than 100% of the performance goal, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage EBITDA is less than the performance goal. If EBITDA is below 80% of the performance goal, the employee will forfeit all Units.

        The vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates. The performance units will immediately vest in the event of (1) the death of an employee, (2) the permanent disability of an employee (within the meaning of the Internal Revenue Code of 1986, as amended) or (3) a termination of employment due to the disposition of any asset, division, subsidiary, business unit, product line or group of the Company or any of its affiliates. In the case of any other termination, any unvested performance units will be forfeited. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the exercisability of any award, or the end of a performance period. For each Unit, upon vesting and the satisfaction of any required tax withholding obligation, the employee has the option to receive one share of the Company's common stock, the equivalent cash value or a combination of both.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

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

        On January 10, 2007, the Board of the Company approved the grant of Units to certain employees of the Company based on a fiscal 2007 performance goal of $73.1 million. 100% of the 2007 performance goal has been met. On January 11, 2008, the Board of the Company also approved the grant of Units to certain employees of the Company based on a fiscal 2008 performance goal of $66.0 million.

        Total share-based compensation expense related to the Units was approximately $234,000 of income and $707,000 of expense for the three months ended January 31, 2008 and 2007, respectively. At January 31, 2008 and October 31, 2007, there are $1.1 million in current liabilities, and $1.5 million and $1.7 million in long term liabilities, respectively, related to outstanding performance units.

        The following table summarizes the Units as of January 31, 2008, and changes during the three months ended January 31, 2008:

	Weighted 2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2007	156,267	$0.00	2.1	$6,227
Units granted	56,514	$0.00
Units exercised	(5,740)	$0.00		$175
Units forfeited or cancelled	(500)

Units outstanding at January 31, 2008	206,541	$0.00	2.2	$6,217

Vested and expected to vest at January 31, 2008	203,941		2.2	$6,139

Exercisable at January 31, 2008	—

        Settlement of units exercised during the three months ended January 31, 2008 occurred on February 1, 2008. The Company paid $0.1 million in cash and issued 122 shares of its common stock (issued from new shares), net of withholdings.

Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company's 2005

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

Employee Stock Purchase Plan ("2005 Purchase Plan") became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company's common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three months ended January 31, 2008 and 2007, 11,335 and 10,914 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

        Total share-based compensation expense related to the 2005 Purchase Plan was approximately $42,000 and $38,000 for the three months ended January 31, 2008 and 2007, respectively.

Treasury Shares

        On August 1, 2006, the Company's Board approved a stock repurchase program under which the Company was authorized to purchase up to $15.0 million of its common stock (the "2006 repurchase program"). On March 13, 2007, the Company repurchased, under the 2006 repurchase program, 109,800 shares of the Company's common stock at $42.50 per share (which represented a 2.2% discount from the closing price of $43.46 per share on March 7, 2007), totaling $4.7 million, from Third Point LLC and affiliates. On May 9, 2007, the Company repurchased an additional 300,000 shares of its common stock from Third Point LLC and affiliates at $44.00 per share (which represented a 1.9% discount from the closing price on May 3, 2007 of $44.83 per share), totaling $13.2 million. Although this transaction was separately approved by the Board, the Board determined at such time that no amount remained available under the 2006 repurchase program.

        On June 8, 2007, the Company's Board approved a new stock repurchase program (the "June 2007 repurchase program") under which the Company was authorized to purchase additional shares of its common stock from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company's debt covenants. On July 5, 2007, pursuant to the June 2007 repurchase program, the Company repurchased the remaining 641,100 shares of the Company's common stock held by Third Point LLC and affiliates, at $44.00 per share (which represented a 1.3% discount from the closing price on June 26, 2007 of $44.57 per share), totaling $28.2 million. Between August 2 and August 9, 2007, the Company repurchased under its June 2007 repurchase program, 78,200 shares of its common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million. The June 2007 stock repurchase program ended as of October 31, 2007.

        On November 1, 2007, the Company's Board approved a stock repurchase program under which the Company was authorized to purchase up to $5.0 million of its common stock. On January 11, 2008, the Board increased the amount with which the Company may repurchase its common stock from $5.0 million to $8.0 million ("the 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements, debt covenant restrictions, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. Between January 24 and January 30, 2008,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

the Company repurchased under the 2008 repurchase program, 41,200 shares of its common stock in the open market at an average cost of $29.67 per share, totaling $1.2 million.

Preferred Shares

        The Company's Board may direct the issuance of up to one million shares of the Company's $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(4) Inventories

        Inventories, stated at the lower of cost (last-in, first-out method for the U.S. operations and first-in, first-out method for foreign operations and for U.S. supplies and printed and converted finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	January 31, 2008	October 31, 2007
	(in thousands)
Raw materials	$53,831	$30,254
Finished goods	46,805	43,265
Supplies	2,851	2,648

	103,487	76,167
Less: Inventory reserve	595	526

Inventories, net	$102,892	$75,641

        The last-in, first-out (LIFO) method was used for determining the cost of approximately 79% and 71% of total inventories at January 31, 2008 and October 31, 2007, respectively. Inventories would have increased by $26.0 million and $18.2 million at January 31, 2008 and October 31, 2007, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management's best estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Debt

        A summary of the components of debt is as follows:

	January 31, 2008	October 31, 2007
	(in thousands)
Credit facility(a)	$32,100	$7,600
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	1,382	1,477
Foreign bank borrowings(d)	10,372	11,505

Total debt	218,854	195,582
Less: current portion	8,749	9,823

Long-term debt	$210,105	$185,759

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

        The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $20.7 million and $3.5 million, with a weighted average interest rate of 7.0% and 8.25%, during the three months ended January 31, 2008 and 2007, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at January 31, 2008 and October 31, 2007 supported a borrowing base of $109.9 million and $118.1 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at January 31, 2008 and October 31, 2007 totaled $0.9 million. Borrowings outstanding under the Credit Facility were $32.1 million and $7.6 million at January 31, 2008 and October 31, 2007, respectively. Therefore, availability at January 31, 2008 and October 31, 2007 under the Credit Facility was $76.9 million and $109.6 million, respectively.

        The Credit Facility is secured by mortgages and liens on most of the Company's domestic assets and on 66% of the Company's ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of approximately $243.6 million and $216.5 million at January 31, 2008 and October 31, 2007, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Debt (Continued)

        If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company's working capital ratio. Excess Availability under the Credit Facility ranged from $66.0 million to $113.4 million during the three months ended January 31, 2008 and from $99.5 million to $118.9 million during the three months ended January 31, 2007.

        The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During the three months ended January 31, 2008 and 2007, the Company paid unused borrowing fees of approximately $75,000 and $92,000, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

        The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Credit Facility is less than $20.0 million, a minimum EBITDA covenant is triggered and the Company would become subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at January 31, 2008 and October 31, 2007.

  (b)
  7.875% Senior Notes—2013

        On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 ("2013 Notes") through a private offering.

        The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company's ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at January 31, 2008 and October 31, 2007.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Debt (Continued)

        During fiscal 2005, approximately $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three months ended January 31, 2008 and 2007, approximately $0.2 million had been amortized into interest expense related to these fees in the consolidated statements of operations.

  (c)
  Pennsylvania Industrial Loans

        The Company has certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which has a net carrying value of $11.1 million at January 31, 2008.

  (d)
  Foreign borrowings

        In addition to the amounts available under the Credit Facility, the Company also maintains secured credit facilities at its foreign subsidiaries with interest rates averaging from 4.1% to 7.75% for the three months ended January 31, 2008. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At January 31, 2008 and October 31, 2007, the aggregate amount outstanding under such facilities, and included within the foreign bank borrowings amount, was approximately $10.4 million and $11.5 million, respectively. The current portion of these amounts was $8.4 million and $9.4 million at January 31, 2008 and October 31, 2007, respectively. These credit facilities are secured by various assets of the foreign subsidiaries which may include accounts receivable, inventories, machinery, equipment and real estate. The carrying amount of the collateral at January 31, 2008 and October 31, 2007 was $35.7 million and $36.3 million, respectively. There was $17.0 million and $15.6 million of additional availability under these facilities at January 31, 2008 and October 31, 2007, respectively. The Company guarantees certain lease and trade payables of its foreign subsidiaries through corporate guarantees totaling approximately $1.3 million and $1.5 million at January 31, 2008 and October 31, 2007, respectively. There are no existing events of default that would require the Company to satisfy these guarantees.

(6) Other Income (Expense)

        For the three months ended January 31, 2008 and 2007, other income (expense), net consists of the following:

	For the Three Months Ended January 31,
Income (expense)
	2008	2007
	(in thousands)
Foreign currency exchange gains, net	$252	$4
Interest income	52	45
Other miscellaneous, net	(38)	8

Total	$266	$57

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Segment and Geographic Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in two geographical regions, North America and Europe. Parts of the Company's former European operations and Pacific operations, including the Australian land and building held in Sydney, Australia, have been classified as discontinued operations. See Note 10 for further discussion.

        The Company is currently exploring strategic alternatives for its subsidiary in the Netherlands, a primary component of the European geographical area. There can be no assurances that the exploration of strategic alternatives for the Netherlands subsidiary will result in a consummated transaction.

        Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2008
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$158,651	$15,047	$31,291	$204,989
Intersegment sales	6,910	465	—	7,375
Gross profit	24,598	3,240	2,953	30,791
Operating income	5,252	1,269	604	7,125

	For the Three Months Ended January 31, 2007
	North America
	United States	Canada	Europe	Total
	(in thousands)
Sales—external customers	$139,411	$12,197	$27,727	$179,335
Intersegment sales	5,390	4	—	5,394
Gross profit	38,823	2,609	2,681	44,113
Operating income	19,896	956	534	21,386

        Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2008	2007
	(in thousands)
Custom films	$95,977	$81,229
Stretch (pallet) wrap	66,177	57,704
Polyvinyl chloride wrap	32,846	30,544
Printed and converted films	5,718	5,228
Other specialty	4,271	4,630

Total	$204,989	$179,335

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Pensions

        The Company has defined benefit plans at its Canada and Netherlands locations. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service. The Company funds these plans in amounts actuarially determined or in accordance with the funding requirements of local laws and regulations.

        The components of net periodic benefit costs for the foreign defined benefit pension plans are as follows:

	For the Three Months Ended January 31,
	2008	2007
	(in thousands)
Service cost	$327	$293
Interest cost	383	285
Expected return on plan assets	(383)	(276)
Amortization of prior service cost	43	38
Amortization of net actuarial loss	—	—

Net periodic benefit cost	$370	$340

  Employer Contributions

        For the three months ended January 31, 2008, the Company contributed approximately $0.4 million to its foreign defined benefit pension plans. Presently, the Company anticipates contributing an additional $1.5 million to fund its foreign defined benefit pension plans in fiscal 2008 for a total of $1.9 million.

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

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertain tax positions. The Company adopted FIN 48 on November 1, 2007. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Income Taxes (Continued)

        The adoption of FIN 48 as of November 1, 2007 had the following effect on the Company's consolidated financial statements:

	Balances at October 31, 2007	FIN 48 Adoption Adjustments	Balances at November 1, 2007
	(in thousands)
Assets:
Deferred income taxes	$6,371	$500	$6,871
Liabilities:
Accrued expenses	$26,634	$(800)	$25,834
Other long-term liabilities	$7,517	$1,300	$8,817

        As of November 1, 2007, the date of adoption, the Company's unrecognized tax benefits for uncertain tax positions were $7.5 million, all of which, if recognized would favorably affect the effective income tax rate in future periods. The Company will use tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. The remaining $1.3 million has been reserved and is included in other long term liabilities on the consolidated balance sheet at January 31, 2008.

        Included in the amount above is approximately $80,000 of accrued interest related to uncertain tax positions. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

        Based on the expiration of statute of limitations, the Company believes it is reasonably possible that the unrecognized tax benefits for uncertain tax positions may decrease up to $0.5 million during the next twelve months. The Company will monitor the progress of the federal audit in process for the fiscal years 2006 and 2005.

        The Company files income tax returns in the U.S. federal jurisdiction, fourteen U.S. states and various foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service for the fiscal years ended October 31, 2006 and 2005. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2002 through 2006 remain open and subject to examination by the governmental agencies in the Company's various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

        The provision for income taxes for the three months ended January 31, 2008 was $1.1 million on income from continuing operations before the provision for income taxes of $3.1 million. The difference between the effective tax rate of 35.7 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.1 million provision for state taxes in the United States, net of federal benefit (2.1%); (ii) a $0.1 million benefit for the utilization of net operating losses of the foreign operations (-2.3%); and (iii) the exclusion of tax benefit for certain foreign entities with net losses for which the Company has determined that it is more likely than not that the tax benefit will not be fully realized (0.5%).

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Income Taxes (Continued)

        The provision for income taxes for the three months ended January 31, 2007 was $6.9 million on income from continuing operations before the provision for income taxes of $17.4 million. The difference between the effective tax rate of 39.6 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.7 million provision for state taxes in the United States, net of federal benefit (4.0%); and (ii) $0.1 million true-up of prior year's estimated tax refund in New Zealand relating to excess non-resident withholding tax payments made on cash repatriations to the United States (0.3%).

(10) Discontinued Operations

United Kingdom

        During the fourth quarter of fiscal 2006, the Company initiated steps to liquidate its United Kingdom ("UK") operations, a component of the Company's European segment that sold polyvinyl chloride film in the UK market. During the fourth quarter of fiscal 2006, the Company recorded a $2.2 million impairment charge against the assets of the UK company and a $2.4 million liability related to funding of the UK's defined contribution plan, which was included in pre-tax loss from discontinued operations for that period. The liability is an estimate and is based on advice obtained from outside counsel on the extent of the Company's pension liability to the previous employees of the UK company. There was no activity during the first quarter of fiscal 2008 and 2007, except for the payment of $19,000 in net expenses in the first quarter of fiscal 2007. Completion of the liquidation of the UK operations is dependent on scheduling done by the UK pension regulators and therefore the Company is unable to determine when the liquidation will be completed.

        The U.S. company repaid in November 2006 its intercompany loan to the UK operations in the amount of $2.4 million. The monies are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheet at January 31, 2008.

Australia

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

        On August 23, 2007, the Company completed the sale of its land and building in Sydney, Australia. Net proceeds, after commissions and other costs to sell, was $7.8 million. The Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, the financial statements at and for fiscal 2007 have been restated to reflect the Australian land and building as discontinued operations and are included as such in the tables below. The sale constituted a substantial liquidation of the Company's investment in Australia and as a result, the accumulated foreign currency translation gains of the Company's Australian subsidiary of $2.5 million were reclassified into pre-tax income (loss)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

from discontinued operations in the statement of operations during the fourth quarter of fiscal 2007, in accordance with SFAS No. 52.

Spain

        During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. The Spanish liquidation committee met in February 2007 and approved the final allocation of Spain's assets. Final dissolution of the Company is expected during fiscal 2008, after all settlements have been made.

        Condensed financial information related to these discontinued operations is as follows:

For the Three Months Ended January 31, 2008
	Spain	UK	Total
(in thousands)
Net sales	$—	$—	$—
Gross profit	—	—	—
Pre-tax income from operations	—	—	—
Provision for income taxes	—	—	—

Income from discontinued operations	$—	$—	$—

	For the Three Months Ended January 31, 2007
	Spain	Australia	UK	Total
	(in thousands)
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Pre-tax income (loss) from operations	—	166	(19)	147
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations	$—	$166	$(19)	$147

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

        Assets and liabilities of the discontinued operations are comprised of the following at January 31, 2008:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$903	$—	$903
Other assets	—	2,685	2,685

Total assets	$903	$2,685	$3,588

Liabilities:
Accounts payable	$605	$—	$605
Accrued expenses	—	2,810	2,810

Total liabilities	$605	$2,810	$3,415

        Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2007:

	Spain	UK	Total
Assets:
Cash	$881	$—	$881
Other assets	—	2,810	2,810

Total assets	$881	$2,810	$3,691

Liabilities:
Accounts payable	$590	$—	$590
Accrued expenses	—	2,941	2,941

Total liabilities	$590	$2,941	$3,531

(11) Commitments and Contingencies

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future, such as our ability to generate sufficient working capital, the amount of Excess Availability under our Credit Facility, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "anticipate," "expect," "believe," "estimate," "plan," "project," "predict," "potential," or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; expected disposal and proceeds received from discontinued operations and assets held for sale; changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; results of the Internal Revenue Service examination and determination of uncertain tax positions; and other factors described in our Annual Report on Form 10-K for the year ended October 31, 2007 and our other reports filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements

  •
  Critical Accounting Policies

  •
  New Accounting Pronouncements

        Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, other reports filed with the SEC and other publicly available information.

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

        The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The market for these resins has been volatile, resulting in record price increases and supply shortages. The long-term prices of these materials are primarily a function of the price of petroleum and natural gas, which is used to make 60–70 percent of these resins. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

  Market Conditions

        Resin suppliers continued to increase resin prices during the first quarter of fiscal 2008. The increases are primarily driven by rising oil prices and a strong export demand as the U.S. dollar weakens, with the U.S. market remaining relatively flat. Prices for resins in North America were higher during the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 (an average increase of $0.21 per pound or 42%). Resin prices in Europe also increased during the first three months of fiscal 2008 as compared to the first quarter of fiscal 2007, increasing an average of $0.08 per pound or 11%. We anticipate that worldwide resin prices will continue to rise in fiscal 2008.

        We believe that the marketplace in which we sell our products remains very competitive. Sales price increases were met with more resistance than we customarily experience and such increases took longer to implement. In certain situations, we delayed price increases in order to remain competitive. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices continue to increase.

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

Results of Operations—First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007

        The following table presents unaudited selected financial data for the three months ended January 31, 2008 and 2007 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	January 31, 2008			January 31, 2007
	$	$ Per lb. sold		$	$ Per lb. sold		% increase/ (decrease) of $	$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$204,989	$1.12		$179,335	$1.02		14.3%	$25,654
Gross profit	30,791	0.17		44,113	0.25		(30.2)%	(13,322)
Operating expenses:
Delivery	9,247	0.05		8,432	0.05		9.7%	815
Selling	8,691	0.05		8,353	0.05		4.0%	338
General and administrative	5,728	0.03		5,942	0.03		(3.6)%	(214)

Total operating expenses	$23,666	$0.13		$22,727	$0.13		4.1%	$939

Pounds sold		182,368	lbs.		175,111	lbs.

  Consolidated

        Net sales increased $25.7 million, or 14%, in the first quarter of fiscal 2008 to $205.0 million compared with $179.3 million in the first quarter of fiscal 2007. The increase in net sales was the result of a 7% increase in average selling prices combined with a 4% increase in sales volume during the first quarter of fiscal 2008 as compared to the same period in fiscal 2007. The increase in net sales also includes a net positive impact of foreign exchange of $5.6 million, reflecting the impact of the strengthened European and Canadian currencies.

        Gross profit for the first quarter of fiscal 2008 decreased $13.3 million to $30.8 million as compared to $44.1 million in the same quarter of the prior year. The decrease in gross profit for the first quarter of fiscal 2008 was largely due to a $7.8 million increase in the LIFO reserve in the current quarter as compared to a $6.9 million decrease in the LIFO reserve in the same quarter of the prior year, partially offset by an increase in sales volume and a net positive effect of $0.8 million related to foreign exchange.

  North America

        Net sales in North America increased $22.1 million, or 15%, to $173.7 million for the three months ended January 31, 2008 from $151.6 million in the same period in the prior fiscal year. The increase was primarily due to an 8% increase in average selling prices positively affecting net sales by $11.6 million, combined with a 5% increase in sales volume which positively affected net sales by $8.4 million. The first quarter of fiscal 2008 also included $2.1 million of positive impact of foreign exchange relating to our Canadian operations.

        Gross profit in North America decreased $13.6 million, or 33%, to $27.8 million for the quarter ended January 31, 2008, primarily due to the above noted $14.7 million cumulative impact on gross profit related to the LIFO reserve. Additionally, decreases in material margins resulting from lagging selling price increases were partially offset by increased sales volume. The effect of foreign exchange on the North American gross profit for the first quarter of fiscal 2008 was a positive $0.5 million.

  Europe

        Net sales in Europe for the three months ended January 31, 2008 increased $3.6 million to $31.3 million from $27.7 million for the three months ended January 31, 2007. This increase for the period included a positive impact of foreign exchange of $3.5 million combined with a 2% increase in average selling prices, partially offset by a 2% decrease in sales volume. Gross profit in Europe increased $0.3 million, or 10%, to $3.0 million for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 due primarily to a positive effect of foreign exchange of $0.3 million.

  Consolidated Operating Expenses

        Operating expenses for the three months ended January 31, 2008 increased $0.9 million, or 4%, to $23.7 million from the comparable period in the prior fiscal year. Fiscal 2008 includes $0.5 million of foreign exchange increasing reported total operating expenses. The remaining increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold, higher fuel costs, and advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands, partially mitigated by a decrease in compensation costs recorded in accordance with SFAS 123R for our stock options and performance units.

  Consolidated Interest Expense

        Interest expense for the three months ended January 31, 2008 increased $0.3 million, or 8%, to $4.3 million from the comparable period in the prior fiscal year. Interest expense on our Credit Facility increased approximately $0.3 million resulting from higher average borrowings during the quarter ended January 31, 2008 as compared to the same period in the prior fiscal year, partially offset by lower interest rates on Credit Facility borrowings. Interest expense in our foreign locations remained relatively flat.

  Consolidated Other, net

        Other, net for the three months ended January 31, 2008 amounted to $0.3 million in income, as compared to $0.1 million in income for the same period in the prior year. The increase in other income is primarily attributable to higher foreign currency gains in the current period as compared to the prior period resulting from the change in foreign exchange rates and an increase in unrealized gains on foreign currency denominated payables and receivables.

  Consolidated Income Tax Provision

        The provision for income taxes for the three months ended January 31, 2008 was $1.1 million on income from continuing operations before the provision for income taxes of $3.1 million. The difference between our effective tax rate of 35.7 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.1 million provision for state taxes in the United States, net of federal benefit (2.1%); (ii) a $0.1 million benefit for the utilization of net operating losses of the foreign operations (-2.3%); and (iii) the exclusion of tax benefit for certain foreign entities with net losses for which we have determined that it is more likely than not that the tax benefit will not be fully realized (0.5%).

        The provision for income taxes for the three months ended January 31, 2007 was $6.9 million on income from continuing operations before the provision for income taxes of $17.4 million. The difference between our effective tax rate of 39.6 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.7 million provision for state taxes in the United States, net of federal benefit (4.0%); and (ii) $0.1 million true-up of prior year's estimated tax refund in New

Zealand relating to excess non-resident withholding tax payments made on cash repatriations to the United States (0.3%).

  Results of Discontinued Operations—First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007

        During the fourth quarter of fiscal 2007, we completed the sale of our land and building located in Sydney, Australia. Our Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, requires discontinued operations reporting treatment. As a result, the financial statements at and for the three months ended January 31, 2007 have been restated to reflect the Australian land and building as a discontinued operation and is included as such in the discussion below. The financial statements at and for fiscal 2008 and 2007 also include as discontinued operations our UK and Spanish operations which are in liquidation.

        A consolidated summary of the operating results of discontinued operations for the three months ended January 31, 2008 and 2007 is as follows:

	For the Three Months Ended January 31,
	2008	2007
	(in thousands)
Net sales	$—	$—
Gross profit	—	—
Pre-tax income from discontinued operations	—	147
Income tax provision	—	—
Income from discontinued operations	$—	$147

        There was no activity in the discontinued operations during the three months ended January 31, 2008. The pre-tax income from discontinued operations for three months ended January 31, 2007 include $19,000 of net expenses paid by our UK operations during the period and $166,000 of income from our Australian land and building, resulting primarily from rental income.

Liquidity and Capital Resources

Summary

        We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to buy back shares of our common stock.

        We ended the first quarter of fiscal 2008 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $217.4 million, compared with $194.9 million at the end of fiscal 2007. During the three months ended January 31, 2008, in addition to our normal operating activities, we repurchased approximately 41,200 shares of our common stock in the open market totaling $1.2 million, incurred $5.3 million of capital expenditures and increased our raw material inventory reflecting our continuing investment in resin in periods of rising prices.

        Our working capital amounted to $111.8 million at January 31, 2008 compared to $86.2 million at October 31, 2007. The increase in working capital of $25.6 million was primarily due to an increase in inventories funded largely through borrowings under our Credit Facility.

        We believe that our cash and cash equivalents on hand at January 31, 2008, and our cash flows from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our foreign subsidiaries for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At January 31, 2008, we had an aggregate of approximately $93.9 million available under our various worldwide credit facilities.

Cash Flows

        The following table summarizes our cash flows from operating, investing, and financing of our continuing operations and net cash flows from our discontinued operations for each of the three months ended January 31, 2008 and 2007:

	For the Three Months Ended January 31,
	2008	2007
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$(15,297)	$15,423
Investing activities	(5,345)	(3,414)
Financing activities	21,512	(6,771)
Net cash used in discontinued operations	—	(2,309)
Effect of exchange rate changes on cash	(70)	36

Increase in cash and cash equivalents	$800	$2,965

Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

  Operating Activities

        Our cash and cash equivalents were $1.4 million at January 31, 2008, as compared to $0.6 million at October 31, 2007. Net cash used in operating activities from continuing operations during the three months ended January 31, 2008 was $15.3 million, and was comprised of income from continuing operations of $2.0 million adjusted for non-cash operating charges totaling $13.8 million. Cash provided by operating activities includes a $4.3 million decrease in accounts receivable resulting primarily from a decrease in sales revenue in the first quarter of fiscal 2008 as compared to the preceding quarter. Cash used in operating activities primarily includes a $35.1 million increase in inventories resulting from our increased investment in resin, $1.2 million increase in other current assets as a result of the timing of insurance prepayments, and a $3.4 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2007 and made during the first quarter of fiscal 2008.

  Investing Activities

        Net cash used in investing activities from continuing operations during the three months ended January 31, 2008 was $5.3 million, resulting from capital expenditures.

  Financing Activities

        Net cash provided by financing activities from continuing operations during the three months ended January 31, 2008 was $21.5 million, resulting primarily from $24.5 million in borrowings under our Credit Facility, partially offset by $1.5 million of repayments of our Pennsylvania loans and foreign borrowings, repurchases of our common stock totaling $1.2 million, $0.3 million of capital lease principal payments and $0.3 million increase in restricted cash.

  Discontinued Operations

        There was no activity in the discontinued operations during the three months ended January 31, 2008.

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

        We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $20.7 million and $3.5 million, with a weighted average interest rate of 7.0% and 8.25%, during the three months ended January 31, 2008 and 2007, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at January 31, 2008 and October 31, 2007 supported a borrowing base of $109.9 million and $118.1 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at both January 31, 2008 and October 31, 2007 totaled $0.9 million. Borrowings outstanding under the Credit Facility were $32.1 million and $7.6 million at January 31, 2008 and October 31, 2007, respectively. Therefore, availability at January 31, 2008 and October 31, 2007 under the Credit Facility was $76.9 million and $109.6 million, respectively.

        In addition to the amounts available under the Credit Facility, we also maintain secured credit facilities at our foreign subsidiaries with interest rates averaging 4.1% to 7.75% for the three months ended January 31, 2008. Borrowings under these foreign facilities are used to support operations at such subsidiaries and are generally serviced by local cash flows from operations. At January 31, 2008 and October 31, 2007, the aggregate amount outstanding under such facilities was approximately $10.4 million and $11.5 million, respectively. The current portion of these amounts was $8.4 million and $9.4 million at January 31, 2008 and October 31, 2007, respectively. There was $17.0 million and $15.6 million of additional availability under these facilities at January 31, 2008 and October 31, 2007, respectively.

        Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Share Repurchases

        On August 1, 2006, our Board approved a stock repurchase program under which we were authorized to purchase up to $15.0 million of our common stock program (the "2006 repurchase program"). On March 13, 2007, we repurchased, under the 2006 repurchase program, 109,800 shares of our common stock at $42.50 per share (which represented a 2.2% discount from the closing price of $43.46 per share on March 7, 2007), totaling $4.7 million, from Third Point LLC and affiliates. On May 9, 2007, we repurchased an additional 300,000 shares of our common stock from Third Point LLC and affiliates at $44.00 per share (which represented a 1.9% discount from the closing price on May 3,

2007 of $44.83 per share), totaling $13.2 million. Although this transaction was separately approved by our Board, our Board determined at such time that no amount remained available under the 2006 repurchase program.

        On June 8, 2007, our Board approved a new stock repurchase program (the "June 2007 repurchase program") under which we were authorized to purchase additional shares of our common stock, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. On July 5, 2007, pursuant to the June 2007 repurchase program, we repurchased the remaining 641,100 shares of our common stock held by Third Point LLC and affiliates, at $44.00 per share (which represented a 1.3% discount from the closing price on June 26, 2007 of $44.57 per share), totaling $28.2 million. Between August 2 and August 9, 2007, we repurchased under the June 2007 repurchase program, 78,200 shares of our common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million. The June 2007 stock repurchase program ended on October 31, 2007.

        On November 1, 2007, our Board approved a stock repurchase program under which we are authorized to purchase up to $5.0 million of our common stock. On January 11, 2008, our Board increased the amount with which we may repurchase our common stock from $5.0 million to $8.0 million ("the 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements, debt covenant restrictions, and other factors. The program does not obligate us to acquire any particular amount of our common stock and the program may be suspended at any time at our discretion.

        Between January 24 and January 30, 2008, we repurchased under the 2008 repurchase program, 41,200 shares of our common stock in the open market at an average cost of $29.67 per share, totaling $1.2 million.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

        Our contractual obligations and commercial commitments as of January 31, 2008 are as follows:

	For the Fiscal Years Ending October 31,
	Borrowings		Interest on Fixed Rate Borrowings	Capital Leases	Operating Leases	Total Commitments
	(in thousands)
2008 balance of the year	$8,543		$13,905	$1,049	$3,595	$27,092
2009	837		13,915	345	3,105	18,202
2010	845		13,881	18	2,199	16,943
2011	32,849	(2)	13,846	—	1,010	47,705
2012	446		13,816	—	780	15,042
Thereafter(1)	175,334		6,899	—	1,729	183,962

Total	$218,854	(3)	$76,262	$1,412	$12,418	$308,946

(1)
Borrowings include $175.0 million Senior Notes due on March 15, 2013.

(2)
Includes $32.1 million of outstanding borrowings under our Credit Facility which is due November 19, 2010.

(3)
Includes $40.0 million of variable rate borrowings. See Note 5 of the consolidated financial statements for further discussion of our debt.

        In addition to the amounts reflected in the table above:

        We had approximately $5.0 million of unfunded pension benefit obligations at October 31, 2007 related to our Canadian and the Netherlands operations. For the three months ended January 31, 2008, we contributed approximately $0.4 million to our foreign defined benefit pension plans. Presently, we anticipate contributing an additional $1.5 million to fund our foreign defined benefit pension plans in fiscal 2008 for a total of $1.9 million. With regards to the US' 401(k) Savings and Employee Stock Ownership Plan ("ESOP"), we contributed $2.0 million in cash in February 2008 to the ESOP effective for the 2007 ESOP contribution.

        We anticipate spending $14.0 million to $16.0 million on capital expenditures during fiscal 2008, which includes the final payments on a 10-color print press for our Kentucky location, expansion of our Pennsylvania and Georgia plants and the addition of custom and specialty film capacity. The projects, not all of which have been approved by our Board, are expected to be completed during fiscal 2008.

        Our unrecognized tax benefits for uncertain tax positions are $7.5 million, all of which, if recognized would favorably affect the effective income tax rate in future periods. We intend to use unutilized tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. The remaining $1.3 million has been reserved and is included in other long term liabilities on the consolidated balance sheet at January 31, 2008.

        At January 31, 2008, we had approximately $6.8 million remaining under the 2008 repurchase program, subject to covenant restrictions. On February 5, 2008, we repurchased an additional 4,700 shares of our common stock in the open market at an average cost of $29.88 per share, totaling $0.1 million. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, pension obligations, income taxes, including assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, impairment of long-lived assets, including goodwill, and costs associated with the shutdown of divested entities and sale of discontinued operations. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our critical accounting policies are described in detail in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements in our previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed with the U.S. Securities and Exchange Commission on January 14, 2008. In the first quarter of fiscal 2008, we adopted the provisions of issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which requires us to recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position.

        There were no other changes to our critical accounting policies during the three months ended January 31, 2008.

New Accounting Pronouncements

Accounting Pronouncements Adopted During Fiscal 2008

        In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain tax positions. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. We adopted FIN 48 as of November 1, 2007, as required. As of November 1, 2007, our unrecognized tax benefits for uncertain tax positions were $7.5 million, all of which, if recognized would favorably affect our effective income tax rate in future periods. We will use tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. The remaining $1.3 million has been reserved and is included in other long term liabilities on the consolidated balance sheet at January 31, 2008. See Note 9 in Item 1. for further discussion.

Accounting Pronouncements to be Adopted

        In September 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the effects, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141R retains the requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations (whether full, partial or step acquisition) and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141R is effective for business combination transactions we enter into for which the acquisition date is on or after November 1, 2009. Earlier application is prohibited. We are currently evaluating the requirements of SFAS No. 141R and will apply the statement to any acquisitions occurring on or after November 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for our fiscal year beginning November 1, 2009. We are evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

Interest Rates

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2008, the carrying value of our total debt was $218.9 million of which approximately $178.8 million was fixed rate debt. As of January 31, 2008, the estimated fair value of our fixed rate debt was approximately $174.5 million.

Foreign Exchange

        We enter into derivative financial instruments (principally foreign exchange forward contracts against the Euro, Canadian dollar, and New Zealand dollar) primarily to hedge intercompany transactions and trade sales and forecasted purchases. Foreign currency forward contracts reduce our exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

        We had a total of 18 and 26 open foreign exchange forward contracts outstanding at January 31, 2008 and October 31, 2007, respectively, with total notional contract amounts of $17.8 million and $25.9 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts were gains of $0.2 million at January 31, 2008 and $0.2 million of losses at October 31, 2007. At January 31, 2008 and October 31, 2007, we had $315,000 and $50,000, respectively, in restricted cash, or margin calls, required on our forward contracts.

        Our foreign subsidiaries had third party outstanding debt of approximately $10.4 million and $11.5 million on January 31, 2008 and October 31, 2007, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

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

        As of January 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of January 31, 2008.

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

Item 1A.    Risk Factors

        You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, and in other reports filed thereafter with the SEC, including this report, before deciding to invest in or retain shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. We do not believe there are any material changes to the risk factors discussed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth our purchases of common stock during the three months ended January 31, 2008:

2008	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 2007	—		—	—	$5,000,000	(1)
December 2007	—		—	—	$5,000,000
January 2008	41,200	(2)	$29.67	41,200	$6,777,601	(3)

Total	41,200		$29.67	41,200	$6,777,601

(1)
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

(2)
These shares were repurchased between January 24 and January 30, 2008 in the open market.

(3)
On January 11, 2008, our Board increased the amount with which we may repurchase our common stock from $5.0 million, as authorized on November 1, 2007, to $8.0 million, subject to covenant restrictions.

        On February 5, 2008, we repurchased 4,700 shares of our common stock on the open market at $29.88 per share, totaling approximately $140,000.

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    Submission of Matters to a Vote of Security Holders

  None

Item 5.    Other Information

  None

Item 6.    Exhibits

Exhibit #		Description
31.1	*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.
Dated: March 10, 2008	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Dated: March 10, 2008	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Chief Financial Officer (principal financial officer)

QuickLinks

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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES