Form 10-Q
period 2008-04-30
AEP INDUSTRIES INC
filed 2008-06-09
CIK 785787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2008
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

        The number of outstanding shares of the registrant's common stock, $0.01 par value, as of June 5, 2008 was 6,723,240.

AEP INDUSTRIES INC.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2008	October 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$700	$546
Accounts receivable, less allowance for doubtful accounts of $2,899 and $2,267 in 2008 and 2007, respectively	69,495	70,917
Inventories, net	84,552	64,210
Deferred income taxes	4,366	6,091
Other current assets	3,674	2,300
Assets of discontinued operations	3,894	56,743

Total current assets	166,681	200,807

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $236,621 in 2008 and $230,755 in 2007	114,251	111,432
GOODWILL	11,583	12,273
DEFERRED INCOME TAXES	1,452	—
OTHER ASSETS	3,962	4,280

Total assets	$297,929	$328,792

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$383	$383
Accounts payable	54,041	42,994
Accrued expenses	14,807	21,603
Liabilities of discontinued operations	3,357	33,501

Total current liabilities	72,588	98,481
LONG-TERM DEBT	180,896	183,694
DEFERRED TAX LIABILITY	1,960	2,085
OTHER LONG-TERM LIABILITIES	3,420	2,162

Total liabilities	258,864	286,422

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 10,881,983 and 10,861,027 shares issued in 2008 and 2007, respectively	109	109
Additional paid-in capital	104,997	104,201
Treasury stock at cost, 4,133,658 and 4,010,748 shares in 2008 and 2007, respectively	(128,930)	(125,378)
Retained earnings	60,073	52,570
Accumulated other comprehensive income	2,816	10,868

Total shareholders' equity	39,065	42,370

Total liabilities and shareholders' equity	$297,929	$328,792

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
NET SALES	$181,203	$158,273	$354,901	$309,881
COST OF SALES	158,862	125,341	304,722	235,517

Gross profit	22,341	32,932	50,179	74,364
OPERATING EXPENSES:
Delivery	8,695	8,059	17,225	15,812
Selling	8,092	7,767	16,074	15,440
General and administrative	6,348	5,040	11,272	10,308

Total operating expenses	23,135	20,866	44,571	41,560
OTHER OPERATING INCOME:
Gain (loss) on sales of property, plant and equipment, net	(434)	4	(434)	4

Operating income (loss)	(1,228)	12,070	5,174	32,808
OTHER INCOME (EXPENSE):
Interest expense	(4,093)	(3,703)	(8,139)	(7,462)
Other, net	129	141	495	186

Income (loss) from continuing operations before benefit (provision) for income taxes	(5,192)	8,508	(2,470)	25,532
BENEFIT (PROVISION) FOR INCOME TAXES	1,905	(3,381)	804	(10,281)

Income (loss) from continuing operations	(3,287)	5,127	(1,666)	15,251
DISCONTINUED OPERATIONS:
Income from discontinued operations	880	1,026	1,239	1,594
Gain from disposition	10,708	—	10,708	—
Provision for income taxes	(2,778)	—	(2,778)	—

Income from discontinued operations	8,810	1,026	9,169	1,594

Net income	$5,523	$6,153	$7,503	$16,845

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.48)	$0.65	$(0.24)	$1.93

Income from discontinued operations	$1.29	$0.13	$1.34	$0.20

Net income per common share	$0.81	$0.78	$1.10	$2.13

DILUTED EARNINGS PER COMMON SHARE:
Income (loss) from continuing operations	$(0.48)	$0.64	$(0.24)	$1.89

Income from discontinued operations	$1.29	$0.13	$1.34	$0.20

Net income per common share	$0.81	$0.77	$1.10	$2.09

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
Consolidated Statements of Other Comprehensive Income (Loss):
Net income	$5,523	$6,153	$7,503	$16,845
Other comprehensive income (loss):
Foreign currency translation adjustments	(208)	1,704	(411)	1,714
Amortization of prior service cost, net of tax (including $12 and $30, respectively, related to AEP Netherlands)	25	—	54	—
Reclass of accumulated foreign currency translation adjustments and unamortized prior service cost	(7,695)	—	(7,695)	—

Comprehensive income (loss)	$(2,355)	$7,857	$(549)	$18,559

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,503	$16,845
Income from discontinued operations	9,169	1,594

Income (loss) from continuing operations	(1,666)	15,251
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	6,816	7,171
Loss (gain) on sales of property, plant and equipment	434	(4)
Change in LIFO reserve	7,906	(605)
Amortization of debt fees	425	425
Provision for losses on accounts receivable and inventories	858	56
Change in deferred income taxes	(1,308)	9,819
Share-based compensation	544	1,963
Changes in operating assets and liabilities:
Decrease in accounts receivable	114	2,314
Increase in inventories	(28,566)	(11,175)
Increase in other current assets	(1,174)	(1,773)
Increase in other assets	(214)	(1)
Increase in accounts payable	11,290	6,117
Decrease in accrued expenses	(6,138)	(5,713)
Decrease in other long-term liabilities	(1)	(74)

Net cash (used in) provided by operating activities	(10,680)	23,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,664)	(5,233)
Net proceeds from dispositions of property, plant and equipment	170	179
Net proceeds from sale of discontinued operation	26,764	—

Net cash provided by (used in) investing activities	16,270	(5,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Buyback of common stock	(3,552)	(4,666)
Net repayments of credit facility	(2,607)	(4,130)
Repayments of Pennsylvania Industrial Loans	(191)	(156)
Net repayments of current foreign debt agreements	—	(690)
Proceeds from exercise of stock options	89	1,030
Proceeds from issuance of common stock pursuant to employee stock purchase plan	308	310
Other	(17)	—

Net cash used in financing activities	(5,970)	(8,302)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	2,915	578
Net cash used in investing activities	(155)	(646)
Net cash used in financing activities	(2,168)	(7,598)
Effects of exchange rate changes on cash in discontinued operations	94	(177)

Net cash provided by (used in) discontinued operations	686	(7,843)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(152)	(300)

Net increase in cash	154	2,272
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	546	1,168

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$700	$3,440

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid by continuing operations during the period for interest	$7,789	$7,159
Cash paid by discontinued operations during the period for interest	428	462
Cash paid by continuing operations during the period for income taxes	$698	$571

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

        The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2008, the consolidated results of operations for the three and six months ended April 30, 2008 and 2007, and consolidated cash flows for the six months ended April 30, 2008 and 2007, respectively, have been made. The consolidated results of operations for the three and six months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year.

        The consolidated financial information included herein has been prepared by the Company, without audit, for filing with the U.S. Securities and Exchange Commission (the "Commission") pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, pension obligations, income taxes, including assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, impairment of long-lived assets, including goodwill, and costs associated with the shutdown of divested entities and sale of discontinued operations. Management bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

        Certain prior period amounts related to the discontinued operations of the Company's Netherlands subsidiary and the Company's Australian land and building (see Note 10) have been reclassified from continuing operations to discontinued operations.

(2) Earnings Per Share

        Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Earnings Per Share (Continued)

        The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
Weighted average common shares outstanding:
Basic	6,807,424	7,892,554	6,829,165	7,897,781
Effect of dilutive securities:
Options to purchase common stock	73,943	140,218	82,485	153,195

Diluted	6,881,367	8,032,772	6,911,650	8,050,976

        At April 30, 2008 and 2007, the Company had 101,180 and 15,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company's average stock price.

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

        At April 30, 2008, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation expense related to the Company's share-based plans and employee stock purchase plan recorded in the consolidated statements of operations for the three and six months ended April 30, 2008 was $0.6 million and $0.5 million, respectively, and $1.0 million and $2.0 million for the three and six months ended April 30, 2007, respectively.

  Stock Option Plans

        The Company's 1995 Stock Option Plan ("1995 Option Plan") expired on December 31, 2004, except as to options granted prior to that date. The Company's Board of Directors (the "Board") adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders (prior to 2006 each non-employee director received 1,000 stock options). The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options during fiscal 2008 and 2007 has been made from new shares. At April 30, 2008, 701,253 shares are available to be issued under the 2005 Option Plan.

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

        The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the three and six months ended April 30, 2008 and 2007.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
Risk-free interest rates	3.15%	4.68%	3.67%	4.68%
Expected life in years	7.5	7.5	7.5	7.5
Expected volatility	55.38%	60.58%	56.88%	60.58%
Dividend rate	0%	0%	0%	0%
Weighted average fair value per option at date of grant	$16.52	$28.22	$20.47	$28.22

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

        The following table summarizes the Company's stock option plans as of April 30, 2008 and changes during the six months ended April 30, 2008:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2007 (177,714 options exercisable)	290,341	28,600	318,941	$18.09	$6.90-51.00	5.7	$7,088
Granted	—	24,000	24,000	$32.73	$27.36-38.10
Exercised	(9,499)	—	(9,499)	$9.30	$9.30
Forfeited/cancelled	(2,756)	—	(2,756)	$9.09	$7.87- 9.30
Expired	(13,000)	—	(13,000)	$45.63	$35.25-46.50

Options outstanding at April 30, 2008	265,086	52,600	317,686	$18.41	$6.90-51.00	5.8	$3,757

Vested and expected to vest at April 30, 2008	261,721	50,032	311,753	$18.37		5.8	$3,692

Exercisable at April 30, 2008	209,006	9,800	218,806	$17.63		5.2	$2,666

        The table below presents information related to stock option activity for the three and six months ended April 30, 2008 and 2007:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Total intrinsic value of stock options exercised	$147	$376	$205	$1,888
Total fair value of stock options vested	$165	$421	$511	$786

        Share-based compensation expense related to the Company's stock options recorded in the consolidated statements of operations for the three and six months ended April 30, 2008 was $0.1 million and $0.3 million, respectively, and $0.2 million and $0.4 million for the three and six months ended April 30, 2007, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2008 and 2007. For the three and six months ended April 30, 2008 and 2007, there were no excess tax benefit recognized resulting from share-based compensation cost.

        As of April 30, 2008, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

  Non-vested Stock Options

        A summary of the Company's non-vested stock options at April 30, 2008 and changes during the six months ended April 30, 2008 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2007	141,227	$9.55
Granted	24,000	$20.47
Vested	(63,591)	$8.04
Forfeited	(2,756)	$6.36

Non-vested at April 30, 2008	98,880	$13.26

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

        Total share-based compensation expense related to the Units was approximately $0.4 million and $0.1 million for the three and six months ended April 30, 2008, respectively, and $0.8 million and $1.5 million for the three and six months ended April 30, 2007, respectively. At April 30, 2008 and October 31, 2007, there are $1.1 million in current liabilities and $1.6 million and $1.7 million in long term liabilities, respectively, related to outstanding Units.

        The following table summarizes the Units as of April 30, 2008 and changes during the six months ended April 30, 2008:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2007	156,267	$0.00	2.1	$6,227
Units granted	56,514	$0.00
Units exercised	(6,540)	$0.00		$201
Units forfeited or cancelled	(500)	$0.00

Units outstanding at April 30, 2008	205,741	$0.00	2.0	$5,808

Vested and expected to vest at April 30, 2008	203,141	$0.00	1.9	$5,735

Exercisable at April 30, 2008	—

  Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company's 2005 Employee Stock Purchase Plan ("2005 Purchase Plan") became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of common stock to

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company's common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and six months ended April 30, 2008, zero and 11,335 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. During the three and six months ended April 30, 2007, zero and 10,914 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

        Total share-based compensation expense related to the 2005 Purchase Plan was approximately $51,000 and $92,000 for the three and six months ended April 30, 2008, respectively, and $46,000 and $85,000 for the three and six months ended April 30, 2007, respectively.

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

        On June 8, 2007, the Company's Board approved a new stock repurchase program (the "June 2007 repurchase program") under which the Company was authorized to purchase additional shares of its common stock from time to time. On July 5, 2007, pursuant to the June 2007 repurchase program, the Company repurchased the remaining 641,100 shares of the Company's common stock held by Third Point LLC and affiliates, at $44.00 per share (which represented a 1.3% discount from the closing price on June 26, 2007 of $44.57 per share), totaling $28.2 million. Between August 2 and August 9, 2007, the Company repurchased under its June 2007 repurchase program, 78,200 shares of its common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million. The June 2007 stock repurchase program ended as of October 31, 2007.

        On November 1, 2007, the Company's Board approved a stock repurchase program under which the Company was authorized to purchase up to $5.0 million of its common stock. On January 11, 2008, the Board increased the amount with which the Company may repurchase its common stock from $5.0 million to $8.0 million (the "2008 repurchase program"). Between January 24 and January 30, 2008, the Company repurchased under the 2008 repurchase program, 41,200 shares of its common stock in the open market at an average cost of $29.67 per share, totaling $1.2 million. During the three months ended April 30, 2008, the Company repurchased under the 2008 repurchase program, 81,710 shares of its common stock in the open market at an average cost of $28.51 per share, totaling $2.3 million.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

        On June 6, 2008, the Board terminated the existing stock repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company's debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion.

Preferred Shares

        The Board may direct the issuance of up to one million shares of the Company's $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(4) Inventories

        Inventories, stated at the lower of cost (last-in, first-out method ("LIFO") for the U.S. operations and first-in, first-out ("FIFO") method for the Canadian operations and for U.S. supplies and printed and converted finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	April 30, 2008	October 31, 2007
	(in thousands)
Raw materials	$44,101	$27,330
Finished goods	37,969	34,544
Supplies	2,488	2,343

	84,558	64,217
Less: Inventory reserve	6	7

Inventories, net	$84,552	$64,210

        The LIFO method was used for determining the cost of approximately 87% and 83% of total inventories at April 30, 2008 and October 31, 2007, respectively. Inventories would have increased by $26.1 million and $18.2 million at April 30, 2008 and October 31, 2007, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management's best estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Debt

        A summary of the components of debt is as follows:

	April 30, 2008	October 31, 2007
	(in thousands)
Credit facility(a)	$4,993	$7,600
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	1,286	1,477
Foreign bank borrowings(d)	—	—

Total debt	181,279	184,077
Less: current portion	383	383

Long-term debt	$180,896	$183,694

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

        The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of $32.1 million and $1.6 million, with a weighted average interest rate of 5.2% and 8.25%, during the three months ended April 30, 2008 and 2007, respectively. The Company had average borrowings under the Credit Facility of $26.3 million and $2.5 million, with a weighted average interest rate of 5.9% and 8.25%, during the six months ended April 30, 2008 and 2007, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at April 30, 2008 and October 31, 2007 supported a borrowing base of $120.6 million and $118.1 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at both April 30, 2008 and October 31, 2007 totaled $0.9 million. Borrowings outstanding under the Credit Facility were $5.0 million and $7.6 million at April 30, 2008 and October 31, 2007, respectively. Therefore, availability at April 30, 2008 and October 31, 2007 under the Credit Facility was $114.7 million and $109.6 million, respectively.

        The Credit Facility is secured by mortgages and liens on most of the Company's domestic assets and on 66% of the Company's ownership interest in certain foreign subsidiaries. The secured domestic

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Debt (Continued)

assets had a net carrying value of $236.4 million and $216.5 million at April 30, 2008 and October 31, 2007, respectively.

        If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company's working capital ratio. Excess Availability under the Credit Facility ranged from $66.0 million to $114.7 million during the six months ended April 30, 2008 and from $97.0 million to $118.9 million during the six months ended April 30, 2007.

        The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused line fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused fee is 0.50%. During the three months ended April 30, 2008 and 2007, the Company paid unused borrowing fees of approximately $63,000 and $91,000, respectively, and $138,000 and $183,000 for the six months ended April 30, 2008 and 2007, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

        The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Credit Facility is less than $20.0 million, a minimum EBITDA covenant is triggered and the Company would become subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at April 30, 2008 and October 31, 2007.

(b) 7.875% Senior Notes due 2013

        On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 ("2013 Notes") through a private offering.

        The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company's ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at April 30, 2008 and October 31, 2007.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Debt (Continued)

        During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three and six months ended April 30, 2008 and 2007, approximately $173,000 and $346,000, respectively, had been amortized into interest expense in the consolidated statements of operations.

(c) Pennsylvania Industrial Loans

        The Company has certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $13.1 million at April 30, 2008.

(d) Foreign bank borrowings

        In addition to the amounts available under the Credit Facility, the Company also maintains secured credit facilities at its Canadian subsidiary used to support operations and are generally serviced by local cash flows from operations. There were no borrowings in Canada at April 30, 2008 and October 31, 2007.

(6) Other Income (Expense)

        For the three and six months ended April 30, 2008 and 2007, other income (expense), net in the consolidated statements of operations consists of the following:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Foreign currency exchange gains	$157	$85	$509	$90
Interest income	42	59	94	104
Other miscellaneous	(70)	(3)	(108)	(8)

Total	$129	$141	$495	$186

(7) Segment and Geographic Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. As of April 30, 2008, the Company operates in the United States and Canada.

        In April 2008, the Company completed the sale of its subsidiary in the Netherlands, a primary component of the Company's former European geographical area. As a result of the sale, the Company no longer has any operations outside of the United States and Canada. The results of the Netherlands operations and other parts of the Company's former European operations and Pacific operations,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Segment and Geographic Information (Continued)

including the Australian land and building held in Sydney, Australia, have been classified as discontinued operations. See Note 10 for further discussion.

        Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2008
	United States	Canada	Total
	(in thousands)
Sales—external customers	$165,559	$15,644	$181,203
Intersegment sales	8,268	1	8,269
Gross profit	20,071	2,270	22,341
Operating income (loss)	(1,688)	460	(1,228)

	For the Three Months Ended April 30, 2007
	United States	Canada	Total
	(in thousands)
Sales—external customers	$145,229	$13,044	$158,273
Intersegment sales	6,642	71	6,713
Gross profit	30,167	2,765	32,932
Operating income	10,780	1,290	12,070

	For the Six Months Ended April 30, 2008
	United States	Canada	Total
	(in thousands)
Sales—external customers	$324,210	$30,691	$354,901
Intersegment sales	15,178	466	15,644
Gross profit	44,669	5,510	50,179
Operating income	3,445	1,729	5,174

	For the Six Months Ended April 30, 2007
	United States	Canada	Total
	(in thousands)
Sales—external customers	$284,640	$25,241	$309,881
Intersegment sales	12,032	75	12,107
Gross profit	68,990	5,374	74,364
Operating income	30,562	2,246	32,808

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Segment and Geographic Information (Continued)

        Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Custom films	$93,375	$80,486	$183,051	$156,150
Stretch (pallet) wrap	45,639	37,876	90,262	76,893
Polyvinyl chloride wrap	31,923	29,905	64,769	60,449
Printed and converted films	2,375	1,711	4,657	3,464
Other specialty	7,891	8,295	12,162	12,925

Total	$181,203	$158,273	$354,901	$309,881

(8) Pensions

        The Company has a defined benefit plan at its Canada location. For most hourly employees, benefits under this plan are based on specified amounts per year of credited service. The Company funds this plan in amounts actuarially determined.

        The components of net periodic benefit costs for the foreign defined benefit pension plan are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$27	$25	$54	$49
Interest cost	42	34	84	68
Expected return on plan assets	(52)	(38)	(104)	(75)
Amortization of prior service cost	18	16	36	32
Amortization of net actuarial loss	—	—	—	—

Net periodic benefit cost	$35	$37	$70	$74

  Employer Contributions

        For the six months ended April 30, 2008, the Company contributed approximately $0.2 million to its Canadian defined benefit pension plan. Presently, the Company anticipates contributing an additional $0.2 million to fund its Canadian defined benefit pension plan in fiscal 2008 for a total of $0.4 million.

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

        As of November 1, 2007, the date of adoption, the Company's unrecognized tax benefits for uncertain tax positions were $7.5 million, all of which, if recognized would favorably affect the effective income tax rate in future periods. The Company will use tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. The remaining $1.3 million has been reserved and is included in other long term liabilities on the consolidated balance sheet.

        Included in the amount above is approximately $80,000 and $93,000 of accrued interest related to uncertain tax positions at November 1, 2007 and April 30, 2008, respectively. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

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

(Unaudited)

(9) Income Taxes (Continued)

Service for the fiscal years 2006 and 2005. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2002 through 2006 remain open and subject to examination by the governmental agencies in the Company's various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

        The benefit for income taxes for the three and six months ended April 30, 2008 was $1.9 million and $0.8 million, respectively, on loss from continuing operations before the benefit for income taxes of $5.2 million and $2.5 million, respectively. The difference between the effective tax rate of 36.7 percent and 32.6 percent, respectively, and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for income taxes on intercompany income received by the U.S. company from discontinued operations, true-up of prior year's estimates, benefit for state taxes in the United States, and utilization of net operating losses of foreign operations.

        Included in the provision for income taxes from discontinued operations for the three and six months ended April 30, 2008 is $2.8 million provision related to the realized foreign currency gains resulting from the repayment of all the intercompany loans received by the U.S. company from the Netherlands. The reduction of the net operating loss carryforwards of the U.S. company is reflected in the deferred income taxes on the consolidated balance sheet at April 30, 2008.

        The sale of AEP Netherlands resulted in a taxable loss in which the Company provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. The Company determined that it is more likely than not that this carryforward will not be utilized.

        The provision for income taxes for the three and six months ended April 30, 2007 was $3.4 million and $10.3 million, respectively, on income from continuing operations before the provision for income taxes of $8.5 million and $25.5 million, respectively. The difference between the effective tax rate of 39.7 percent and 40.3 percent, respectively, and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, true-up of prior year's estimated tax refunds, utilization of net operating losses of foreign operations, and the provision for income taxes on intercompany income received by the U.S. company from discontinued operations.

(10) Discontinued Operations

        In April 2008, the Company completed the sale of its wholly-owned subsidiary in the Netherlands, AEP Industries Nederland B.V. ("AEP Netherlands"), a component of the Company's European segment that manufactured custom films, stretch wrap and printed and converted films. AEP Netherlands was a component of the Company's consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. Additionally, during the fourth quarter of fiscal 2007, the Company completed the sale of its land and building located in Sydney, Australia. The Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, also requires discontinued operations reporting treatment. As a result, the financial statements for the three and six months ended April 30, 2007 have been restated to reflect the Netherlands operation and the Australian land and building as discontinued operations and the consolidated balance sheet at October 31, 2007 has been restated to reflect the Netherlands operation as a discontinued operation.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

The financial statements at October 31, 2007 and April 30, 2008 and for the three and six months ended April 30, 2008 and 2007 also include as discontinued operations the Company's UK and Spanish operations which are in liquidation.

Netherlands

        On April 4, 2008, the Company completed the sale of AEP Netherlands to Euro-M Flexible Packaging S.A. and Ghlin S.r.L (the "Buyers"). Pursuant to a Share Purchase Agreement, dated April 4, 2008, among the Company and the Buyers, the Company received in cash approximately $28.3 million (approximately $4.7 million for the shares of AEP Netherlands and approximately $23.6 million for the settlement of all intercompany loans), prior to the payment of fees and closing and other costs totaling $1.5 million. The Buyers also assumed all third party debt and capital lease obligations totaling approximately $12.0 million and approximately $5.6 million of unfunded pension obligations of AEP Netherlands outstanding as of the closing date.

        In connection with the sale of AEP Netherlands, the Company recorded a $10.7 million pre-tax gain on disposition from discontinued operations for the three and six months ended April 30, 2008, including a $1.5 million pre-tax gain on sale of shares of AEP Netherlands, $6.9 million of realized foreign currency exchange gains ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), and the reclassification of AEP Netherlands' accumulated foreign currency translation gains into income in the amount of $2.3 million.

        The sale of AEP Netherlands, however, resulted in a taxable loss in which the Company provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. The Company determined that it is more likely than not that this carryforward will not be utilized.

United Kingdom

        During the fourth quarter of fiscal 2006, the Company initiated steps to liquidate its United Kingdom ("UK") operations, a component of the Company's European segment that sold polyvinyl chloride film in the UK market. During the fourth quarter of fiscal 2006, the Company recorded a $2.2 million impairment charge against the assets of the UK company and a $2.4 million liability related to funding of the UK's defined contribution plan, which was included in loss from discontinued operations for that period. The liability is an estimate and is based on advice obtained from outside counsel on the extent of the Company's pension liability to the previous employees of the UK company. There was no activity during the three and six months of fiscal 2008 and 2007, except for the payment of expenses. Completion of the liquidation of the UK operations is dependent on scheduling done by the UK pension regulators and therefore the Company is unable to determine when the liquidation will be completed.

        The U.S. company repaid in November 2006 its intercompany loan to the UK operations in the amount of $2.4 million. The monies are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheet at April 30, 2008. All interest earned on the escrow

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

account, also included in assets of discontinued operations on the consolidated balance sheets, is restricted and can only be used to fund the defined contribution plan.

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

        On August 23, 2007, the Company completed the sale of its land and building in Sydney, Australia. Net proceeds, after commissions and other costs to sell, were $7.8 million. The sale constituted a substantial liquidation of the Company's investment in Australia and as a result, the accumulated foreign currency translation gains of the Company's Australian subsidiary of $2.5 million were reclassified into income (loss) from discontinued operations in the consolidated statement of operations during the fourth quarter of fiscal 2007, in accordance with SFAS No. 52.

Spain

        During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. The Spanish liquidation committee met in February 2007 and approved the final allocation of Spain's assets. Final dissolution of the Company is expected during fiscal 2008, after all settlements have been made. Included in income from discontinued operations in the consolidated statements of operations for the three and six months ended April 30, 2008 is $0.3 million of income resulting from the return of a deposit held for a tax assessment currently being appealed. The asset had been previously fully reserved as the Company believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under its Credit Facility. The Company does not believe it will need to perform under this standby letter of credit.

        Condensed financial information related to these discontinued operations is as follows:

	For the Three Months Ended April 30, 2008
	Netherlands	Spain	UK	Total
	(in thousands)
Net sales	$24,947	$—	$—	$24,947
Gross profit	2,483	—	—	2,483
Income (loss) from operations	506	377	(3)	880
Gain on disposal	10,708	—	—	10,708
Provision for income taxes	(2,778)	—	—	(2,778)

Income (loss) from discontinued operations	$8,436	$377	$(3)	$8,810

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

	For the Three Months Ended April 30, 2007
	Netherlands	Spain	Australia	UK	Total
	(in thousands)
Net sales	$29,518	$—	$—	$—	$29,518
Gross profit	3,146	—	—	—	3,146
Income from operations	811	50	165	—	1,026
Provision for income taxes	—	—	—	—	—

Income from discontinued operations	$811	$50	$165	$—	$1,026

	For the Six Months Ended April 30, 2008
	Netherlands	Spain	UK	Total
	(in thousands)
Net sales	$56,238	$—	$—	$56,238
Gross profit	5,436	—	—	5,436
Income (loss) from operations	865	377	(3)	1,239
Gain on disposal	10,708	—	—	10,708
Provision for income taxes	(2,778)	—	—	(2,778)

Income (loss) from discontinued operations	$8,795	$377	$(3)	$9,169

	For the Six Months Ended April 30, 2007
	Netherlands	Spain	Australia	UK	Total
	(in thousands)
Net sales	$57,245	$—	$—	$—	$57,245
Gross profit	5,827	—	—	—	5,827
Income (loss) from operations	1,232	50	331	(19)	1,594
Provision for income taxes	—	—	—	—	—

Income (loss) from discontinued operations	$1,232	$50	$331	$(19)	$1,594

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

        Assets and liabilities of the discontinued operations are comprised of the following at April 30, 2008:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$1,136	$—	$1,136
Other assets	—	2,758	2,758

Total assets	$1,136	$2,758	$3,894

Liabilities:
Accounts payable	$473	$—	$473
Accrued expenses	—	2,884	2,884

Total liabilities	$473	$2,884	$3,357

        Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2007:

	Netherlands	Spain	UK	Total
Assets:
Cash	$104	$881	$—	$985
Accounts receivable	15,123	—	—	15,123
Inventories	11,431	—	—	11,431
Machinery and equipment	20,356	—	—	20,356
Goodwill	3,280	—	—	3,280
Other assets	2,758	—	2,810	5,568

Total assets	$53,052	$881	$2,810	$56,743

Liabilities:
Bank borrowings	$11,505	$—	$—	$11,505
Accounts payable	7,829	590	—	8,419
Accrued expenses and liabilities	10,636	—	2,941	13,577

Total liabilities	$29,970	$590	$2,941	$33,501

(11) Commitments and Contingencies

Claims and Lawsuits:

        The Company and its subsidiaries are subject to claims and lawsuits which arise in the ordinary course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. Included in

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) Commitments and Contingencies (Continued)

general and administrative expenses for the three and six months ended April 30, 2008 is a payment of approximately $1.6 million, excluding professional fees, related to a commercial dispute.

Employment Contracts:

        On May 9, 2005, the Company entered into employment agreements with each of the following executives of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements were effective as of November 1, 2004 and have an initial term of three years and can be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. All contracts were extended for a one-year term effective November 1, 2007. The employment agreements also include terms relating to severance upon termination or a change of control, confidentiality, non-competition, non-solicitation and other customary provisions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

  Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans or expectations about our prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "anticipate," "expect," "believe," "estimate," "plan," "project," "predict," "potential," or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; expected disposal and proceeds received from discontinued operations; results of the Internal Revenue Service examination and determination of uncertain tax positions; changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; impact of the recent sub-prime mortgage problems and other factors arising out of a recessionary economy; and other factors described in our Annual Report on Form 10-K for the year ended October 31, 2007 and our other reports filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

        We manufacture plastic films, principally from resins blended with other raw materials, which we either sell or further process by printing, laminating, slitting or converting. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. As of April 30, 2008, our manufacturing operations are located in the United States and Canada. We completed the sale in April 2008 of our operations in the Netherlands, which was the last of our operations outside of North America.

        The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The market for these resins has been volatile, resulting in record price increases. The long-term prices of these materials are primarily a function of the price of petroleum and natural gas, which is used to make 60-70 percent of these resins. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

  Market Conditions

        Resin prices remained relatively flat during the second quarter of fiscal 2008 as compared to the preceding first quarter of fiscal 2008, but were 36% higher, or $0.19 per pound, than the average resin cost during the three months ended April 30, 2007. Average resin cost during the six months ended April 30, 2008 was 39% higher, or $0.21 per pound, than the average resin cost during the six months ended April 30, 2007. The increases are primarily driven by rising crude oil and natural gas prices. We anticipate that resin prices will increase during the remainder of fiscal 2008, with increases already announced in May 2008. In addition to the rising cost of resin, higher energy prices have negatively impacted our production and delivery costs.

        We believe that the marketplace in which we sell our products remains very competitive. During the past twelve months, an economic slowdown and inflation have impacted the demand in markets to which we sell our products. Sales price increases were met with more resistance than we customarily experience and such increases took longer to implement. In certain situations, we delayed price increases in order to remain competitive. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices continue to increase.

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

Results of Operations—Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

        The following table presents unaudited selected financial data for the three months ended April 30, 2008 and 2007 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	April 30, 2008			April 30, 2007
	$	$ Per lb. sold		$	$ Per lb. sold		% increase (decrease) of $	$ increase (decrease)
	(in thousands, except for per pound data)
Net sales	$181,203	$1.13		$158,273	$0.97		14.5%	$22,930
Gross profit	22,341	0.14		32,932	0.20		(32.2)%	(10,591)
Operating expenses:
Delivery	8,695	0.05		8,059	0.05		7.9%	636
Selling	8,092	0.05		7,767	0.05		4.2%	325
General and administrative	6,348	0.04		5,040	0.03		26.0%	1,308

Total operating expenses	$23,135	$0.14		$20,866	$0.13		10.9%	$2,269
Pounds sold		160,775	lbs.		163,554	lbs.

  Net sales

        Net sales increased $22.9 million, or 14%, in the second quarter of fiscal 2008 to $181.2 million compared with $158.3 million in the second quarter of fiscal 2007. The increase is primarily the result of a 15% increase in average selling prices, driven by higher resin costs in the current period in comparison to the same period of the prior year, partially offset by a 2% decrease in sales volume. The effect of foreign exchange on net sales in the 2008 period was a positive $2.1 million, reflecting the impact of the strengthened Canadian currency.

  Gross profit

        Gross profit for the second quarter of fiscal 2008 decreased $10.6 million to $22.3 million as compared to $32.9 million in the same quarter of the prior year. The decrease in gross profit for the second quarter of fiscal 2008 was largely due to a $6.3 million LIFO benefit recorded in the second quarter of the prior year combined with current quarter margin erosion resulting from difficult economic and competitive conditions and higher utility costs in our plants. The effect of foreign exchange on gross profit in the 2008 period was a net positive $0.3 million.

  Operating Expenses

        Operating expenses for the three months ended April 30, 2008 increased $2.3 million, or 11%, to $23.1 million from the comparable period in the prior fiscal year. Fiscal 2008 includes $0.2 million unfavorable effect of foreign exchange increasing reported total operating expenses. Included in general and administrative expenses for the quarter ended April 30, 2008 is a payment of approximately $1.6 million, excluding professional fees, related to a commercial dispute. The remaining increase in operating expenses is primarily due to an increase in delivery expenses resulting from higher fuel costs and an increase in bad debt expense resulting from a customer's bankruptcy, partially mitigated by a decrease in our accrual for bonuses and a decrease in compensation costs recorded in accordance with SFAS 123R for our stock options and performance units.

  Other Operating Income

        Other operating income for the three months ended April 30, 2008 was $0.4 million in expense and represented net losses on sales of fixed assets during the period as compared to $4,000 in income for the same period in the prior fiscal year.

  Interest Expense

        Interest expense for the three months ended April 30, 2008 increased $0.4 million to $4.1 million from $3.7 million in the prior period, resulting primarily from higher average borrowings on our Credit Facility during the three months ended April 30, 2008 as compared to the same period in the prior fiscal year, partially offset by lower interest rates on Credit Facility borrowings.

  Other, net

        Other, net for the three months ended April 30, 2008 remained relatively flat as compared to the same period in the prior year. There was an increase in foreign currency exchange gains in the current period as compared to the prior period resulting from the change in foreign exchange rates and an increase in unrealized gains on foreign currency denominated payables and receivables offset by a decrease in interest income.

  Income Tax Provision

        The benefit for income taxes for the three months ended April 30, 2008 was $1.9 million on loss from continuing operations before the benefit for income taxes of $5.2 million. The difference between the effective tax rate of 36.7 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for income taxes on intercompany income received by the U.S. company from discontinued operations, true-up of prior year's estimates, benefit for state taxes in the United States, and utilization of net operating losses of foreign operations.

        Included in the provision for income taxes from discontinued operations for the three months ended April 30, 2008 is $2.8 million provision related to the realized foreign currency gains resulting from the repayment of all the intercompany loans received by the U.S. company from the Netherlands. The provision will reduce the net operating loss carryforwards of the U.S. company and is reflected in the deferred income taxes current asset on the consolidated balance sheet at April 30, 2008.

        The sale of AEP Netherlands resulted in a taxable loss in which we provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. We determined that it is more likely than not that this carryforward will not be utilized.

        The provision for income taxes for the three months ended April 30, 2007 was $3.4 million on income from continuing operations before the provision for income taxes of $8.5 million. The difference between the effective tax rate of 39.7 percent and the U.S. statutory tax rate of 35 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, true-up of prior year's estimated tax refunds, utilization of net operating losses of foreign operations, and the provision for income taxes on intercompany income received by the U.S. company from discontinued operations.

  Results of Discontinued Operations—Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. Additionally, during the fourth quarter of fiscal 2007, we completed the sale of our land and building located in Sydney, Australia. Our Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, also requires discontinued operations reporting treatment. As a result, the financial statements for the three and six months ended April 30, 2007 have been restated to reflect the Netherlands operation and the Australian land and building as discontinued operations and the consolidated balance sheet at October 31, 2007 has been restated to reflect the Netherlands operation as a discontinued operation. The financial statements at October 31, 2007 and April 30, 2008 and for the three and six months ended April 30, 2008 and 2007 also include as discontinued operations our UK and Spanish operations which are in liquidation.

        A consolidated summary of the operating results of discontinued operations for the three months ended April 30, 2008 and 2007 is as follows:

	For the Three Months Ended April 30,
	2008	2007
	(in thousands)
Net sales	$24,947	$29,518
Gross profit	2,483	3,146
Income from discontinued operations	880	1,026
Gain from disposition	10,708	—
Income tax provision	(2,778)	—
Income from discontinued operations	$8,810	$1,026

        Included in income from discontinued operations for the three months ended April 30, 2008 is $330,000 of income in our Spanish subsidiary resulting from the return of a deposit held for a tax assessment currently being appealed. The asset had been previously fully reserved as the Company believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under our Credit Facility.

        Net sales and gross profit decreased $4.6 million and $0.7 million, respectively, during the three months ended April 30, 2008 in comparison to the same period of the prior year and represents the activity of our Netherlands operation. The Netherlands operation was sold on April 4, 2008 and therefore, prior year amounts include one additional month of activity. Prior to the disposition, net sales and gross profit of our Netherlands operation were positively affected by an increase in average selling prices combined with a positive effect of foreign exchange, partially offset by a decrease in sales volume resulting from a decrease in demand in specialty products and rising resin prices.

        Included in gain from disposition from discontinued operations for the three months ended April 30, 2008 is $6.9 million of realized foreign currency exchange gains before provision for taxes ($4.1 million after tax) resulting from the settlement of all intercompany loans denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), $1.5 million gain on sale of AEP Netherlands, after all costs to sell, and the reclassification of AEP Netherlands accumulated foreign currency translation gains into income in the amount of $2.3 million.

Results of Operations—First Six Months of 2008 Compared to First Six Months of 2007

        The following table presents unaudited selected financial data for the six months ended April 30, 2008 and 2007 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended
	April 30, 2008			April 30, 2007
	$	$ Per lb. sold		$	$ Per lb. sold		% increase (decrease) of $	$ increase (decrease)
	(in thousands, except for per pound data)
Net sales	$354,901	$1.12		$309,881	$0.99		14.5%	$45,020
Gross profit	50,179	0.16		74,364	0.24		(32.5)%	(24,185)
Operating expenses:
Delivery	17,225	0.05		15,812	0.05		8.9%	1,413
Selling	16,074	0.05		15,440	0.05		4.1%	634
General and administrative	11,272	0.04		10,308	0.03		9.4%	964

Total operating expenses	$44,571	$0.14		$41,560	$0.13		7.2%	$3,011
Pounds sold		318,237	lbs.		313,323	lbs.

  Net sales

        Net sales increased $45.0 million to $354.9 million for the six months ended April 30, 2008 from $309.9 million in the same period in the prior fiscal year. The increase was primarily due to an 11% increase in average selling prices positively affecting net sales by $35.4 million, combined with a 2% increase in sales volume which positively affected net sales by $5.4 million. The first six months of fiscal 2008 also included $4.2 million of positive impact of foreign exchange relating to our Canadian operations.

  Gross profit

        Gross profit for the first six months of fiscal 2008 decreased $24.2 million to $50.2 million as compared to $74.4 million for the six months ended April 30, 2007. The decrease in gross profit for the first six months of fiscal 2008 includes an $8.5 million cumulative impact on gross profit related to the LIFO reserve. Additionally, decreases in material margin (selling prices less material costs) partly due to lagging selling prices were partially offset by an increase in sales volume and a positive foreign exchange effect of $0.8 million relating to our Canadian operations.

  Operating Expenses

        Operating expenses for the six months ended April 30, 2008 increased $3.0 million, or 7%, to $44.6 million from the comparable period in the prior fiscal year. Fiscal 2008 includes $0.5 million unfavorable effect of foreign exchange increasing reported total operating expenses. Included in general and administrative expenses for the six months ended April 30, 2008 is a payment of approximately $1.6 million, excluding professional fees, related to a commercial dispute. The remaining increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold, higher fuel costs, an increase in bad debt expense resulting from a customer's bankruptcy and advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands (sale was completed in April 2008), partially mitigated by a decrease in our accrual for bonuses and a decrease in compensation costs recorded in accordance with SFAS 123R for our stock options and performance units.

  Other Operating Income

        Other operating income for the six months ended April 30, 2008 was $0.4 million in expense and represented net losses on sales of fixed assets during the period as compared to $4,000 in income for the same period in the prior fiscal year.

  Interest Expense

        Interest expense for the six months ended April 30, 2008 increased $0.6 million to $8.1 million from $7.5 million in the prior period, resulting primarily from higher average borrowings on our Credit Facility during the six months ended April 30, 2008 as compared to the same period in the prior fiscal year, partially offset by lower interest rates on Credit Facility borrowings.

  Other, net

        Other, net for the six months ended April 30, 2008 amounted to $0.5 million in income, as compared to $0.2 million in income for the same period in the prior year. The increase in other income is primarily attributable to higher foreign currency gains in the current period as compared to the prior period resulting from the change in foreign exchange rates and an increase in unrealized gains on foreign currency denominated payables and receivables.

  Income Tax Provision

        The benefit for income taxes for the six months ended April 30, 2008 was $0.8 million on loss from continuing operations before the benefit for income taxes of $2.5 million. The difference between the effective tax rate of 32.6 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for income taxes on intercompany income received by the U.S. company from discontinued operations, true-up of prior year's estimates, benefit for state taxes in the United States, and utilization of net operating losses of foreign operations.

        Included in the provision for income taxes from discontinued operations for the six months ended April 30, 2008 is $2.8 million provision related to the realized foreign currency gains resulting from the repayment of all the intercompany loans received by the U.S. company from the Netherlands. The provision will reduce the net operating loss carryforwards of the U.S. company and is reflected in the deferred income taxes current asset on the consolidated balance sheet at April 30, 2008.

        The sale of AEP Netherlands resulted in a taxable loss in which we provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. We determined that it is more likely than not that this carryforward will not be utilized.

        The provision for income taxes for the six months ended April 30, 2007 was $10.3 million on income from continuing operations before the provision for income taxes of $25.5 million. The difference between the effective tax rate of 40.3 percent and the U.S. statutory tax rate of 35 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, true-up of prior year's estimated tax refunds, utilization of net operating losses of foreign operations, and the provision for income taxes on intercompany income received by the U.S. company from discontinued operations.

  Results of Discontinued Operations—First Six Months of 2008 Compared to First Six Months of 2007

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. Additionally, during the fourth quarter of fiscal 2007, we completed the sale of our land and building located in Sydney, Australia. Our Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, also requires discontinued operations reporting treatment. As a result, the financial statements for the three and six months ended April 30, 2007 have been restated to reflect the Netherlands operation and the Australian land and building as discontinued operations and the consolidated balance sheet at October 31, 2007 has been restated to reflect the Netherlands operation as a discontinued operation. The financial statements at October 31, 2007 and April 30, 2008 and for the three and six months ended April 30, 2008 and 2007 also include as discontinued operations our UK and Spanish operations which are in liquidation.

        A consolidated summary of the operating results of discontinued operations for the six months ended April 30, 2008 and 2007 is as follows:

	For the Six Months Ended April 30,
	2008	2007
	(in thousands)
Net sales	$56,238	$57,245
Gross profit	5,436	5,827
Income from discontinued operations	1,239	1,594
Gain from disposition	10,708	—
Income tax provision	(2,778)	—
Income from discontinued operations	$9,169	$1,594

        Included in income from discontinued operations for the six months ended April 30, 2008 is $330,000 of income in our Spanish subsidiary resulting from the return of a deposit held for a tax assessment currently being appealed. The asset had been previously fully reserved as the Company believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under our Credit Facility.

        Net sales and gross profit decreased $1.0 million and $0.4 million, respectively, during the six months ended April 30, 2008 in comparison to the same period of the prior year and represents the activity of our Netherlands operations. The Netherlands operation was sold on April 4, 2008 and therefore, prior year amounts include one additional month of activity. Prior to the disposition, net sales and gross profit of our Netherlands operation were positively affected by an increase in average selling prices combined with a positive effect of foreign exchange, partially offset by a decrease in sales volume resulting from a decrease in demand in specialty products and decreased material margins due to lagging sale price increases over rising resin costs.

        Included in gain from disposition from discontinued operations for the six months ended April 30, 2008 is $6.9 million of realized foreign currency exchange gains before provision for taxes ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), $1.5 million gain on sale of AEP Netherlands, after all costs to sell, and the reclassification of AEP Netherlands accumulated foreign currency translation gains into income in the amount of $2.3 million.

Liquidity and Capital Resources

Summary

        We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to repurchase shares of our common stock.

        We ended the first half of fiscal 2008 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $180.6 million, compared with $183.5 million at the end of fiscal 2007. During the six months ended April 30, 2008, in addition to our normal operating activities, we completed the sale of our subsidiary in the Netherlands and received in cash $26.8 million (approximately $3.2 million, after costs to sell, for the shares of AEP Netherlands and approximately $23.6 million for the settlement of all intercompany loans), repurchased 122,910 shares of our common stock in the open market totaling $3.6 million, incurred $10.7 million of capital expenditures and increased our raw material inventory reflecting our continuing investment in resin in periods of rising prices.

        Our working capital amounted to $94.1 million at April 30, 2008 compared to $102.3 million at October 31, 2007. The decrease in working capital of $8.2 million was primarily due to a decrease in the net assets of discontinued operations as a result of the completion of the sale of our subsidiary in the Netherlands in April 2008 (net proceeds were used primarily to repay borrowings under our Credit Facility), partially offset by an increase in inventories funded largely through borrowings under our Credit Facility.

        We believe that our cash and cash equivalents on hand at April 30, 2008, and our cash flows from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months. At April 30, 2008, we had an aggregate of approximately $119.6 million available under our various credit facilities.

Cash Flows

        The following table summarizes our cash flows from operating, investing, and financing activities of our continuing operations and net cash flows from our discontinued operations for each of the six months ended April 30, 2008 and 2007:

	For the Six Months Ended April 30,
	2008	2007
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$(10,680)	$23,771
Investing activities	16,270	(5,054)
Financing activities	(5,970)	(8,302)
Net cash provided by (used in) by discontinued operations	686	(7,843)
Effect of exchange rate changes on cash and cash equivalents	(152)	(300)

Increase in cash and cash equivalents	$154	$2,272

    Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

  Operating Activities

        Our cash and cash equivalents were $0.7 million at April 30, 2008, as compared to $0.5 million at October 31, 2007. Net cash used in operating activities from continuing operations during the six months ended April 30, 2008 was $10.7 million, and was comprised of loss from continuing operations of $1.7 million adjusted for non-cash operating charges totaling $15.7 million. Cash used in operating activities primarily includes a $28.6 million increase in inventories resulting from our increased investment in resin, $1.2 million increase in other current assets as a result of the timing of insurance prepayments, and a $6.1 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2007 and made during the first quarter of fiscal 2008. Cash provided by operating activities includes an $11.3 million increase in accounts payable resulting from the timing of payments and the rising cost of resin, freight and utilities.

  Investing Activities

        Net cash provided by investing activities from continuing operations during the six months ended April 30, 2008 was $16.3 million, resulting from the receipt of approximately $26.8 million related to the sale of our Netherlands subsidiary (approximately $3.2 million, after costs to sell, for the shares of AEP Netherlands and approximately $23.6 million for the settlement of all intercompany loans), partially offset by $10.7 million in capital expenditures.

  Financing Activities

        Net cash used in financing activities from continuing operations during the six months ended April 30, 2008 was $6.0 million, resulting primarily from $2.6 million in repayments under our Credit Facility, $0.2 million repayments of our Pennsylvania Industrial Loans and repurchases of our common stock totaling $3.6 million, partially offset by $0.4 million of proceeds received from the issuance of common stock pursuant to our employee stock purchase plan and from the exercise of stock options.

  Discontinued Operations

        Net cash provided by discontinued operations during the six months ended April 30, 2008 was $0.7 million and primarily relates to our Netherlands operations. Cash provided by operating activities of the discontinued operations of $2.9 million was comprised primarily of income from discontinued operations of $1.2 million adjusted for depreciation of $2.0 million. Cash used in investing activities was due to capital expenditures during the six months ended April 30, 2008 of $0.2 million. Cash used in financing activities by the discontinued operations of $2.2 million was comprised of $1.5 million of repayments of bank borrowings and $0.7 million of payments under capitalized leases.

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

        We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $32.1 million and $1.6 million, with a weighted average interest rate of 5.2% and 8.25%, during the three months ended April 30, 2008 and 2007, respectively. We had average borrowings under the Credit Facility of approximately $26.3 million and $2.5 million, with a weighted average interest rate of 5.9% and 8.25%, during the six months ended April 30, 2008 and 2007, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at April 30, 2008 and October 31, 2007 supported a borrowing base of $120.6 million and $118.1 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding, which at both April 30, 2008 and October 31, 2007 totaled $0.9 million. Borrowings outstanding under the Credit Facility were $5.0 million and $7.6 million at April 30, 2008 and October 31, 2007, respectively. Therefore, availability at April 30, 2008 and October 31, 2007 under the Credit Facility was $114.7 million and $109.6 million, respectively.

        In addition to the amounts available under the Credit Facility, we also maintain secured credit facilities at our Canadian subsidiary used to support operations and are generally serviced by local cash flows from operations. There were no borrowings in Canada at April 30, 2008 and October 31, 2007.

        Please refer to Note 5 of the consolidated financial statements included herein for further discussion of our debt.

Share Repurchases

        On November 1, 2007, our Board approved a stock repurchase program under which we are authorized to purchase up to $5.0 million of our common stock. On January 11, 2008, our Board increased the amount with which we may repurchase our common stock from $5.0 million to $8.0 million ("the 2008 repurchase program"). Between January 24 and January 30, 2008, we repurchased under the 2008 repurchase program, 41,200 shares of our common stock in the open market at an average cost of $29.67 per share, totaling $1.2 million. During the three months ended April 30, 2008, we repurchased under the 2008 repurchase program, 81,710 shares of our common stock in the open market at an average cost of $28.51 per share, totaling $2.3 million.

        On June 6, 2008, the Board terminated the existing stock repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

        Please refer to Note 3 of the consolidated financial statements included herein for additional information on prior stock repurchase programs.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

        Our contractual obligations and commercial commitments as of April 30, 2008 are as follows:

	For the Fiscal Years Ending October 31,
	Borrowings		Interest on Fixed Rate Borrowings	Operating Leases	Total Commitments
			(in thousands)
2008 balance of the year	$193		$6,903	$2,010	$9,106
2009	391		13,799	2,932	17,122
2010	399		13,792	2,150	16,341
2011	5,296	(2)	13,784	996	20,076
2012	—		13,781	798	14,579
Thereafter(1)	175,000		6,891	1,735	183,626

Total	$181,279	(2)	$68,950	$10,621	$260,850

    (1)
    Borrowings include $175.0 million Senior Notes due on March 15, 2013.

    (2)
    Includes $5.0 million of outstanding variable rate borrowings under our Credit Facility which is due November 19, 2010. See Note 5 of the consolidated financial statements included herein for further discussion of our debt.

        In addition to the amounts reflected in the table above:

        We anticipate spending an additional $4.0 to $6.0 million on capital expenditures during the remainder of fiscal 2008, which includes addition of custom, specialty and stretch film capacity and expansion of our Pennsylvania and North Carolina plants. The projects are expected to be completed during fiscal 2008.

        Our unrecognized tax benefits for uncertain tax positions are $7.5 million, all of which, if recognized would favorably affect the effective income tax rate in future periods. We intend to use unutilized tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. The remaining $1.3 million has been reserved and is included in other long term liabilities on the consolidated balance sheet at April 30, 2008.

        At April 30, 2008, we had approximately $4.4 million remaining under the 2008 repurchase program, subject to covenant restrictions. Between May 1 and May 7, 2008, we repurchased an additional 26,500 shares of our common stock in the open market at an average cost of $28.35 per share, totaling $0.8 million. On June 6, 2008, the Board terminated the existing 2008 stock repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

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

        There were no other changes to our critical accounting policies during the six months ended April 30, 2008.

New Accounting Pronouncements

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for our fiscal year beginning November 1, 2009. We do not expect the adoption of this standard to have an impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133," which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for our financial statements issued for the second quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 161 will have on the disclosures in our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP". We are evaluating the impact, if any, the adoption of SFAS No. 162 will have on our consolidated financial statements.

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

Interest Rates

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2008, the carrying value of our total debt was $181.3 million of which approximately $176.3 million was fixed rate debt. As of April 30, 2008, the estimated fair value of our fixed rate debt was approximately $169.1 million.

Foreign Exchange

        We enter into derivative financial instruments (principally foreign exchange forward contracts) primarily to hedge intercompany transactions and trade sales and forecasted purchases. Foreign currency forward contracts reduce our exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

        We had a total of 14 and 26 open foreign exchange forward contracts outstanding at April 30, 2008 and October 31, 2007, respectively, with total notional contract amounts of $13.3 million and $25.9 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts was net gains of $0.1 million at April 30, 2008 and $0.2 million of net losses at October 31, 2007.

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

        As of April 30, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of April 30, 2008.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth our purchases of common stock during the three months ended April 30, 2008:

2008	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
February 2008	4,700	(2)	$29.88	4,700	$6,637,153
March 2008	26,210	(3)	$29.85	26,210	$5,854,708
April 2008	50,800	(4)	$27.69	50,800	$4,447,932

Total	81,710		$28.51	81,710	$4,447,932

(1)
On January 11, 2008, our Board increased the amount with which we may repurchase our common stock from $5.0 million, as authorized on November 1, 2007, to $8.0 million, subject to covenant restrictions.

(2)
These shares were repurchased on February 5, 2008 in the open market.

(3)
These shares were repurchased between March 19 and March 28, 2008 in the open market.

(4)
These shares were repurchased between April 1 and April 30, 2008 in the open market.

        Between May 1 and May 7, 2008, we repurchased 26,500 shares of our common stock in the open market at an average price per share of $28.35 per share, totaling approximately $751,000.

        On June 6, 2008, the Board terminated the existing stock repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        At our annual meeting of stockholders on April 8, 2008, stockholders elected the three Class A director nominees to serve three-year terms, approved the AEP Industries Inc. Management Incentive Plan, and ratified the appointment of KPMG LLP as our independent registered public accounting firm for the year ending October 31, 2008. The results of the voting are shown below:

Proposal 1—Election of Directors

Class C Nominees	Votes For	Votes Withheld
Kenneth Avia	4,518,636	128,923
Paul E. Gelbard	3,452,166	1,195,393
Lawrence R. Noll	4,498,947	148,612

Proposal 2—Approval of the AEP Industries Inc. Management Incentive Plan

Votes For	Votes Against	Abstain
4,576,782	60,769	10,008

Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm

Votes For	Votes Against	Abstain
4,640,861	6,501	197

    *
    For Proposal 1, the three nominees receiving the most votes cast were elected as directors. Proposals 2 and 3 required the affirmative vote of the holders of a majority of shares entitled to vote and present at the meeting.

Item 5.    Other Information

        None

Item 6.    Exhibits

Exhibit #	Description
2.1	Share Purchase Agreement, dated April 4, 2008, by and among AEP Industries Inc., and Euro-M Flexible Packaging S.A. and Ghlin S.r.L., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed April 10, 2008.
31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Dated: June 9, 2008	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Dated: June 9, 2008	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)

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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES