Form 10-Q
period 2008-07-31
AEP INDUSTRIES INC
filed 2008-09-08
CIK 785787

Use these links to rapidly review the document
AEP INDUSTRIES INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2008
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

        The number of outstanding shares of the registrant's common stock, $0.01 par value, as of September 3, 2008 was 6,749,501.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2008	October 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,170	$546
Accounts receivable, less allowance for doubtful accounts of $2,707 and $2,267 in 2008 and 2007, respectively	75,570	70,917
Inventories, net	72,953	64,210
Deferred income taxes	6,566	6,091
Other current assets	4,901	2,300
Assets of discontinued operations	3,323	56,743

Total current assets	166,483	200,807

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $239,780 in 2008 and $230,755 in 2007	119,747	111,432
GOODWILL	11,238	12,273
DEFERRED INCOME TAXES	1,943	—
OTHER ASSETS	3,736	4,280

Total assets	$303,147	$328,792

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$389	$383
Accounts payable	66,228	42,994
Accrued expenses	20,031	21,603
Liabilities of discontinued operations	3,298	33,501

Total current liabilities	89,946	98,481
LONG-TERM DEBT	175,801	183,694
DEFERRED TAX LIABILITY	1,928	2,085
OTHER LONG-TERM LIABILITIES	1,930	2,162

Total liabilities	269,605	286,422

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 10,909,195 and 10,861,027 shares issued in 2008 and 2007, respectively	109	109
Additional paid-in capital	105,598	104,201
Treasury stock at cost, 4,160,158 and 4,010,748 shares in 2008 and 2007, respectively	(129,682)	(125,378)
Retained earnings	55,301	52,570
Accumulated other comprehensive income	2,216	10,868

Total shareholders' equity	33,542	42,370

Total liabilities and shareholders' equity	$303,147	$328,792

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
NET SALES	$207,020	$173,812	$561,921	$483,693
COST OF SALES	188,959	141,405	493,681	376,922

Gross profit	18,061	32,407	68,240	106,771
OPERATING EXPENSES:
Delivery	10,340	9,699	27,565	25,511
Selling	7,981	8,237	24,055	23,677
General and administrative	3,584	5,194	14,856	15,502

Total operating expenses	21,905	23,130	66,476	64,690
OTHER OPERATING INCOME:
Gain (loss) on sales of property, plant and equipment, net	98	15	(336)	19

Operating income (loss)	(3,746)	9,292	1,428	42,100
OTHER INCOME (EXPENSE):
Interest expense	(3,772)	(3,918)	(11,911)	(11,380)
Other, net	237	766	732	952

Income (loss) from continuing operations before benefit (provision) for income taxes	(7,281)	6,140	(9,751)	31,672
BENEFIT (PROVISION) FOR INCOME TAXES	2,547	(2,466)	3,351	(12,747)

Income (loss) from continuing operations	(4,734)	3,674	(6,400)	18,925
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(38)	1,103	1,201	2,697
Gain from disposition	—	—	10,708	—
Provision for income taxes	—	—	(2,778)	—

Income (loss) from discontinued operations	(38)	1,103	9,131	2,697

Net income (loss)	$(4,772)	$4,777	$2,731	$21,622

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.70)	$0.50	$(0.94)	$2.45

Income (loss) from discontinued operations	$(0.01)	$0.15	$1.34	$0.35

Net income (loss) per common share	$(0.71)	$0.65	$0.40	$2.80

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.70)	$0.49	$(0.94)	$2.40

Income (loss) from discontinued operations	$(0.01)	$0.15	$1.34	$0.34

Net income (loss) per common share	$(0.71)	$0.63	$0.40	$2.75

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$(4,772)	$4,777	$2,731	$21,622
Other comprehensive income (loss):
Foreign currency translation adjustments	(612)	1	(1,023)	1,715
Amortization of prior service cost, net of tax (including $30 for the nine months ended July 31, 2008 related to AEP Netherlands)	12	—	66	—
Reclass of accumulated foreign currency translation adjustments and unamortized prior service cost related to AEP Netherlands	—	—	(7,695)	—

Comprehensive income (loss)	$(5,372)	$4,778	$(5,921)	$23,337

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,731	$21,622
Income from discontinued operations	9,131	2,697

Income (loss) from continuing operations	(6,400)	18,925
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,186	10,514
Loss (gain) on sales of property, plant and equipment	336	(19)
Change in LIFO reserve	22,757	5,445
Amortization of debt fees	638	644
Provision for losses on accounts receivable and inventories	883	385
Change in deferred income taxes	(4,158)	11,633
Share-based compensation cost (income)	(113)	2,615
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,102)	2,697
Increase in inventories	(31,896)	(16,658)
Increase in other current assets	(2,115)	(668)
Increase in other assets	(213)	(56)
Increase in accounts payable	23,521	3,859
(Decrease) increase in accrued expenses	(861)	2,343
Increase (decrease) in other long-term liabilities	3	(109)

Net cash provided by operating activities	6,466	41,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,655)	(10,238)
Net proceeds from dispositions of property, plant and equipment	302	207
Net proceeds from sale of discontinued operation	26,764	—

Net cash provided by (used in) investing activities	7,411	(10,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Buyback of common stock	(4,304)	(46,075)
Net (repayments)/borrowings of credit facility	(7,600)	16,113
Repayments of Pennsylvania Industrial Loans	(287)	(250)
Net repayments of current foreign debt agreements	—	(860)
Proceeds from exercise of stock options	129	1,152
Proceeds from issuance of common stock pursuant to employee stock purchase plan	572	565
Other	(254)	—

Net cash used in financing activities	(11,744)	(29,355)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	2,928	2,888
Net cash used in investing activities	(155)	(990)
Net cash used in financing activities	(2,168)	(2,133)
Effects of exchange rate changes on cash in discontinued operations	69	(39)

Net cash provided by (used in) discontinued operations	674	(274)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(183)	(641)

Net increase in cash	2,624	1,249
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	546	1,168

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,170	$2,417

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid by continuing operations during the period for interest	$7,944	$7,232
Cash paid by discontinued operations during the period for interest	428	679
Cash paid by continuing operations during the period for income taxes	1,524	867

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

        The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2008, the consolidated results of operations for the three and nine months ended July 31, 2008 and 2007, and consolidated cash flows for the nine months ended July 31, 2008 and 2007, respectively, have been made. The consolidated results of operations for the three and nine months ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Earnings Per Share (Continued)

        The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
Weighted average common shares outstanding:
Basic	6,729,953	7,393,798	6,795,853	7,727,941
Effect of dilutive securities:
Options to purchase common stock	—	134,547	—	146,979

Diluted	6,729,953	7,528,345	6,795,853	7,874,920

        For the three and nine months ended July 31, 2008, the Company had 42,051 and 69,007 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. At July 31, 2008 and 2007, the Company had 114,180 and 15,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company's average stock price.

(3) Shareholders' Equity

Share-Based Compensation

        At July 31, 2008, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation expense related to the Company's stock option plans and employee stock purchase plan recorded in the consolidated statements of operations was $0.7 million of income and $0.1 million of income for the three and nine months ended July 31, 2008, respectively, and $0.7 million of expense and $2.6 million of expense for the three and nine months ended July 31, 2007, respectively.

  Stock Option Plans

        The Company's 1995 Stock Option Plan ("1995 Option Plan") expired on December 31, 2004, except as to options granted prior to that date. The Company's Board of Directors (the "Board") adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders (prior to 2006 each non-employee director received 1,000 stock options). The Company has reserved 1,000,000 shares of the Company's common stock for issuance

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2008 and 2007 has been made from new shares. At July 31, 2008, 700,020 shares are available to be issued under the 2005 Option Plan.

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

        There were no options granted during the three months ended July 31, 2008 or during the three months ended July 31, 2007. As a result, the table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the nine months ended July 31, 2008 and 2007.

	For the Nine Months Ended July 31,
	2008	2007
Risk-free interest rates	3.67%	4.68%
Expected life in years	7.5	7.5
Expected volatility	56.88%	60.58%
Dividend rate	0%	0%
Weighted average fair value per option at date of grant	$20.47	$28.22

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

        The following table summarizes the Company's stock options as of July 31, 2008 and changes during the nine months ended July 31, 2008:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2007 (177,714 options exercisable)	290,341	28,600	318,941	$18.09	$6.90-51.00	5.7	$7,088
Granted	—	24,000	24,000	$32.73	$27.36-38.10
Exercised	(14,210)	—	(14,210)	$9.07	$6.90- 9.30
Forfeited/cancelled	(4,132)	—	(4,132)	$9.16	$7.87- 9.30
Expired	(13,000)	—	(13,000)	$45.63	$35.25-46.50

Options outstanding at July 31, 2008	258,999	52,600	311,599	$18.59	$6.90-51.00	5.6	$1,510

Vested and expected to vest at July 31, 2008	255,676	50,032	305,708	$18.56		5.5	$1,483

Exercisable at July 31, 2008	203,615	9,800	213,415	$17.85		4.9	$1,069

        The table below presents information related to stock option activity for the three and nine months ended July 31, 2008 and 2007:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Total intrinsic value of stock options exercised	$56	$543	$261	$2,431
Total fair value of stock options vested	$3	$4	$514	$791

        Share-based compensation expense related to the Company's stock options recorded in the consolidated statements of operations was $0.2 million and $0.5 million for the three and nine months ended July 31, 2008, respectively, and $0.1 million and $0.5 million for the three and nine months ended July 31, 2007, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2008 and 2007. For the three and nine months ended July 31, 2008 and 2007, there were no excess tax benefit recognized resulting from share-based compensation cost.

        As of July 31, 2008, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

  Non-vested Stock Options

        A summary of the Company's non-vested stock options at July 31, 2008 and changes during the nine months ended July 31, 2008 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2007	141,227	$9.55
Granted	24,000	$20.47
Vested	(64,191)	$8.01
Forfeited	(2,852)	$6.36

Non-vested at July 31, 2008	98,184	$13.31

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

        The vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates. The Units will immediately vest in the event of (1) the death of an employee, (2) the permanent disability of an employee (within the meaning of the Internal Revenue Code of 1986, as amended) or (3) a termination of employment due to the disposition of any asset, division, subsidiary, business unit, product line or group of the Company or any of its affiliates. In the case of any other termination, any unvested Units will be forfeited. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the exercisability of any award, or the end of a performance period. For each Unit, upon vesting and the satisfaction of any required tax withholding obligation, the employee has the option to receive one share of the Company's common stock, the equivalent cash value or a combination of both.

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

        Total share-based compensation expense related to the Units was approximately $0.9 million and $0.7 million of income for the three and nine months ended July 31, 2008, respectively, and $0.5 million and $2.0 million of expense for the three and nine months ended July 31, 2007, respectively. During the nine months ended July 31, 2008, the Company paid $0.5 million in cash and issued 4,749 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during this period. During the nine months ended July 31, 2007, the Company paid $0.9 million in cash and issued 600 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during this period. At July 31, 2008 and October 31, 2007, there are $0.5 million and $1.1 million in current liabilities and $0.6 million and $1.7 million in long-term liabilities, respectively, related to outstanding Units.

        The following table summarizes the Units as of July 31, 2008 and changes during the nine months ended July 31, 2008:

	2005 Option Plan		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2007	156,267		$0.00	2.1	$6,227
Units granted	58,014		$0.00
Units exercised	(38,040)		$0.00		$937
Units forfeited or cancelled	(767)		$0.00

Units outstanding at July 31, 2008	175,474		$0.00	2.0	$3,060

Vested and expected to vest at July 31, 2008	115,860	(A)	$0.00	1.8	$2,021

Exercisable at July 31, 2008	—

(A)
The Company has assumed that the 2008 grants of Units will be forfeited in their entirety as the Company does not believe that it will achieve at least 80% of the fiscal 2008 EBITDA performance goal.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

  Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan ("1995 Purchase Plan") expired on June 30, 2005, with no further employee purchases allowed to be made under this plan. The Company's 2005 Employee Stock Purchase Plan ("2005 Purchase Plan") became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of the Company's common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company's common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and nine months ended July 31, 2008, 17,874 and 29,209 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. During the three and nine months ended July 31, 2007, 6,654 and 17,568 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

        Total share-based compensation expense related to the 2005 Purchase Plan was approximately $49,000 and $142,000 for the three and nine months ended July 31, 2008, respectively, and $43,000 and $128,000 for the three and nine months ended July 31, 2007, respectively.

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

        On November 1, 2007, the Company's Board approved a stock repurchase program under which the Company was authorized to purchase up to $5.0 million of its common stock. On January 11, 2008, the Board increased the amount with which the Company may repurchase its common stock from $5.0 million to $8.0 million (the "January 2008 repurchase program"). Between January 24 and

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Shareholders' Equity (Continued)

January 30, 2008, the Company repurchased under the January 2008 repurchase program, 41,200 shares of its common stock in the open market at an average cost of $29.67 per share, totaling $1.2 million. During the three months ended April 30, 2008, the Company repurchased under the January 2008 repurchase program, 81,710 shares of its common stock in the open market at an average cost of $28.51 per share, totaling $2.3 million. Between May 1 and May 7, 2008, the Company repurchased under the January 2008 repurchase program, 26,500 shares of its common stock in the open market at an average cost of $28.35 per share, totaling $0.8 million.

        On June 6, 2008, the Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company's debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. At July 31, 2008, there were no repurchases made under the June 2008 repurchase program.

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

(4) Inventories

        Inventories, stated at the lower of cost (last-in, first-out method ("LIFO") for the U.S. operations and first-in, first-out ("FIFO") method for the Canadian operations and for U.S. supplies and printed and converted finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	July 31, 2008	October 31, 2007
	(in thousands)
Raw materials	$40,811	$27,330
Finished goods	29,617	34,544
Supplies	2,531	2,343

	72,959	64,217
Less: Inventory reserve	6	7

Inventories, net	$72,953	$64,210

        The LIFO method was used for determining the cost of approximately 86% and 83% of total inventories at July 31, 2008 and October 31, 2007, respectively. Inventories would have increased by $40.9 million and $18.2 million at July 31, 2008 and October 31, 2007, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Inventories (Continued)

calculations are based on management's best estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(5) Debt

        A summary of the components of debt is as follows:

	July 31, 2008	October 31, 2007
	(in thousands)
Credit facility(a)	$—	$7,600
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	1,190	1,477
Foreign bank borrowings(d)	—	—

Total debt	176,190	184,077
Less: current portion	389	383

Long-term debt	$175,801	$183,694

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

        The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of $7.6 million and $12.1 million, with a weighted average interest rate of 5.0% and 7.9%, during the three months ended July 31, 2008 and 2007, respectively. The Company had average borrowings under the Credit Facility of $20.0 million and $5.8 million, with a weighted average interest rate of 5.8% and 8.0%, during the nine months ended July 31, 2008 and 2007, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at July 31, 2008 and October 31, 2007 supported a borrowing base of $124.1 million and $118.1 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million at July 31, 2008 and $0.9 million at October 31, 2007. Borrowings outstanding under the Credit Facility

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Debt (Continued)

were zero and $7.6 million at July 31, 2008 and October 31, 2007, respectively. Therefore, availability at July 31, 2008 and October 31, 2007 under the Credit Facility was $123.0 million and $109.6 million, respectively.

        The Credit Facility is secured by mortgages and liens on most of the Company's domestic assets and on 66% of the Company's ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of $236.9 million and $216.5 million at July 31, 2008 and October 31, 2007, respectively.

        If Excess Availability is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding under the Credit Facility. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company's working capital ratio. Excess Availability under the Credit Facility ranged from $66.0 million to $123.0 million during the nine months ended July 31, 2008 and from $80.3 million to $118.9 million during the nine months ended July 31, 2007.

        The Company has an unused borrowing fee related to the Credit Facility. This fee is equal to the unused borrowing fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused borrowing fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's leverage ratio. If the Quarterly Average Excess Availability is greater than $50 million, the unused borrowing fee is 0.375%. If the Quarterly Average Excess Availability is less than $50 million, the unused borrowing fee is 0.50%. During the three months ended July 31, 2008 and 2007, the Company paid unused borrowing fees of approximately $88,000 and $83,000, respectively, and $226,000 and $266,000 for the nine months ended July 31, 2008 and 2007, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

        The Credit Facility contains customary bank covenants, including limitations on the incurrence of debt, the disposition of assets, the making of restricted payments and the payment of cash dividends. If at any time Excess Availability under the Credit Facility is less than $20.0 million, a minimum EBITDA covenant is triggered and the Company would become subject to further restrictions, including limitations on inter-company funding and global capital expenditures. The Company was in compliance with the financial and other covenants at July 31, 2008 and October 31, 2007.

(b) 7.875% Senior Notes due 2013

        On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 ("2013 Notes") through a private offering.

        The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company's ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at July 31, 2008 and October 31, 2007.

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

        During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three and nine months ended July 31, 2008 and 2007, approximately $173,000 and $519,000 respectively, had been amortized into interest expense in the consolidated statements of operations.

(c) Pennsylvania Industrial Loans

        The Company has certain amortizing fixed rate 2% term loans in connection with the construction of its Wright Township, Pennsylvania manufacturing facility in fiscal 1995. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $13.0 million at July 31, 2008.

(d) Foreign bank borrowings

        In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations and is generally serviced by local cash flows from operations. There were no borrowings in Canada at July 31, 2008 and October 31, 2007.

(6) Other Income (Expense)

        For the three and nine months ended July 31, 2008 and 2007, other income (expense), net in the consolidated statements of operations consists of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Foreign currency exchange gains	$144	$581	$653	$671
Interest income	29	66	123	170
Other miscellaneous	64	119	(44)	111

Total	$237	$766	$732	$952

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Segment and Geographic Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. As of July 31, 2008, the Company operates in the United States and Canada.

        In April 2008, the Company completed the sale of its subsidiary in the Netherlands, a primary component of the Company's former European geographical area. As a result of the sale, the Company no longer has any operations outside of the United States and Canada. The results of the Netherlands operation and other parts of the Company's former European operations and Pacific operations, including the Australian land and building held in Sydney, Australia, have been classified as discontinued operations. See Note 10 for further discussion.

        Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2008
	United States	Canada	Total
	(in thousands)
Sales—external customers	$187,600	$19,420	$207,020
Intersegment sales	10,375	167	10,542
Gross profit	15,509	2,552	18,061
Operating income (loss)	(3,914)	168	(3,746)

	For the Three Months Ended July 31, 2007
	United States	Canada	Total
	(in thousands)
Sales—external customers	$156,140	$17,672	$173,812
Intersegment sales	8,448	573	9,021
Gross profit	28,407	4,000	32,407
Operating income	7,330	1,962	9,292

	For the Nine Months Ended July 31, 2008
	United States	Canada	Total
	(in thousands)
Sales—external customers	$511,810	$50,111	$561,921
Intersegment sales	25,553	633	26,186
Gross profit	60,178	8,062	68,240
Operating income (loss)	(469)	1,897	1,428

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Segment and Geographic Information (Continued)

	For the Nine Months Ended July 31, 2007
	United States	Canada	Total
	(in thousands)
Sales—external customers	$440,780	$42,913	$483,693
Intersegment sales	20,480	648	21,128
Gross profit	97,397	9,374	106,771
Operating income	37,892	4,208	42,100

        Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Custom films	$108,062	$86,374	$291,113	$242,524
Stretch (pallet) wrap	49,234	45,369	139,496	122,262
Polyvinyl chloride wrap	36,806	32,678	101,575	93,127
Printed and converted films	2,488	1,951	7,145	5,415
Other specialty	10,430	7,440	22,592	20,365

Total	$207,020	$173,812	$561,921	$483,693

(8) Pensions

        The Company has a defined benefit plan at its Canada location. For most hourly employees, benefits under this plan are based on specified amounts per year of credited service. The Company funds this plan in amounts actuarially determined.

        The components of net periodic benefit costs for the foreign defined benefit pension plan are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Service cost	$27	$25	$81	$74
Interest cost	42	34	126	102
Expected return on plan assets	(52)	(38)	(156)	(113)
Amortization of prior service cost	17	16	53	48
Amortization of net actuarial loss	—	—	—	—

Net periodic benefit cost	$34	$37	$104	$111

  Employer Contributions

        For the nine months ended July 31, 2008, the Company contributed approximately $0.2 million to its Canadian defined benefit pension plan. Presently, the Company anticipates contributing an

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Pensions (Continued)

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

        As of November 1, 2007, the date of adoption, the Company's unrecognized tax benefits for uncertain tax positions were $7.5 million, all of which, if recognized would favorably affect the effective income tax rate in future periods. The Company will use tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. During the quarter ended July 31, 2008, the statute of limitations related to uncertain tax benefits totaling $0.5 million expired and as a result, the total unrecognized benefits were reduced to $7.0 million. The remaining $0.8 million of unrecognized tax benefits has been reserved and is included in other long term liabilities on the consolidated balance sheet at July 31, 2008.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Income Taxes (Continued)

        Included in the amount above is approximately $80,000 and $104,000 of accrued interest related to uncertain tax positions at November 1, 2007 and July 31, 2008, respectively. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

        The Company files income tax returns in the U.S. federal jurisdiction, fourteen U.S. states and various foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service for the fiscal years 2006 and 2005. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2002 through 2006 remain open and subject to examination by the governmental agencies in the Company's various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

        The benefit for income taxes for the three and nine months ended July 31, 2008 was $2.5 million and $3.4 million, respectively, on loss from continuing operations before the benefit for income taxes of $7.3 million and $9.8 million, respectively. The effective rate for the three months ended July 31, 2008 was 35.0 percent, the same as the U.S. statutory tax rate, and is primarily due to a benefit for state taxes in the United States offset by a true-up of prior year's estimates in the United States. The difference between the effective tax rate of 34.4 percent for the nine months ended July 31 2008 and the U.S. statutory tax rate of 35.0 percent primarily relates to a true-up of prior year's estimates in the United States, the provision for income taxes on intercompany income received by the U.S. company from discontinued operations, partially offset by a benefit for state taxes in the United States and utilization of net operating losses of foreign operations for the which the Company had previously provided a valuation allowance.

        Included in the provision for income taxes from discontinued operations for the nine months ended July 31, 2008 is a $2.8 million provision related to the realized foreign currency gains resulting from the repayment of all the intercompany loans received by the U.S. company from the Netherlands. The reduction of the net operating loss carryforwards of the U.S. company is reflected in the deferred income taxes on the consolidated balance sheet at July 31, 2008.

        The sale of AEP Netherlands resulted in a taxable loss in which the Company provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. The Company determined that it is more likely than not that this carryforward will not be utilized.

        The provision for income taxes for the three and nine months ended July 31, 2007 was $2.5 million and $12.7 million, respectively, on income from continuing operations before the provision for income taxes of $6.1 million and $31.7 million, respectively. The difference between the effective tax rate of 40.2 percent for each of the three months and nine months ended July 31, 2007, and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, true-up of prior year's estimated tax refunds, utilization of net operating losses of foreign operations, and the provision for income taxes on intercompany income received by the U.S. company from discontinued operations.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations

        In April 2008, the Company completed the sale of its wholly-owned subsidiary in the Netherlands, AEP Industries Nederland B.V. ("AEP Netherlands"), a component of the Company's European segment that manufactured custom films, stretch wrap and printed and converted films. AEP Netherlands was a component of the Company's consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. Additionally, during the fourth quarter of fiscal 2007, the Company completed the sale of its land and building located in Sydney, Australia. The Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, also requires discontinued operations reporting treatment. As a result, the financial statements for the three and nine months ended July 31, 2007 have been restated to reflect the Netherlands operation and the Australian land and building as discontinued operations and the consolidated balance sheet at October 31, 2007 has been restated to reflect the Netherlands operation as a discontinued operation. The financial statements at July 31, 2008 and October 31, 2007 and for the three and nine months ended July 31, 2008 and 2007 also include as discontinued operations the Company's UK and Spanish operations which are in liquidation.

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

        In connection with the sale of AEP Netherlands, the Company recorded a $10.7 million pre-tax gain on disposition from discontinued operations for the nine months ended July 31, 2008, including a $1.5 million pre-tax gain on sale of shares of AEP Netherlands, $6.9 million of realized foreign currency exchange gains ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), and the reclassification of AEP Netherlands' accumulated foreign currency translation gains into income in the amount of $2.3 million.

        The sale of AEP Netherlands, however, resulted in a taxable loss in which the Company provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. The Company determined that it is more likely than not that this carryforward will not be utilized.

United Kingdom

        During the fourth quarter of fiscal 2006, the Company initiated steps to liquidate its United Kingdom ("UK") operations, a component of the Company's European segment that sold polyvinyl chloride film in the UK market. During the fourth quarter of fiscal 2006, the Company recorded a $2.2 million impairment charge against the assets of the UK company and a $2.4 million liability related to funding of the UK's defined contribution plan, which was included in loss from discontinued

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

operations for that period. The liability is an estimate and is based on advice obtained from outside counsel on the extent of the Company's pension liability to the previous employees of the UK company. There was no activity during the three and nine months of fiscal 2008 and 2007, except for the payment of expenses. Completion of the liquidation of the UK operations is dependent on scheduling done by the UK pension regulators and therefore the Company is unable to determine when the liquidation will be completed.

        The U.S. company repaid in November 2006 its intercompany loan to the UK operations in the amount of $2.4 million. The monies are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheet at July 31, 2008 and October 31, 2007. All interest earned on the escrow account, also included in assets of discontinued operations on the consolidated balance sheets, is restricted and can only be used to fund the defined contribution plan.

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

Spain

        During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. The Spanish liquidation committee met in February 2007 and approved the final allocation of Spain's assets. Final dissolution of the Company is expected during fiscal 2008, after all settlements have been made. Included in income from discontinued operations in the consolidated statements of operations for the nine months ended July 31, 2008 is $0.3 million of income resulting from the return of a deposit held for a tax assessment currently being appealed. The asset had been previously fully reserved as the Company believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under its Credit Facility. The Company does not believe it will need to perform under this standby letter of credit.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

        Condensed financial information related to these discontinued operations is as follows:

For the Three Months Ended July 31, 2008
	Netherlands	Spain	UK	Total
(in thousands)
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from operations	—	(27)	(11)	(38)
Gain on disposal	—	—	—	—
Provision for income taxes	—	—	—	—

Loss from discontinued operations	$—	$(27)	$(11)	$(38)

	For the Three Months Ended July 31, 2007
	Netherlands	Spain	Australia	UK	Total
	(in thousands)
Net sales	$31,153	$—	$—	$—	$31,153
Gross profit	3,200	—	—	—	3,200
Income from operations	815	—	288	—	1,103
Provision for income taxes	—	—	—	—	—

Income from discontinued operations	$815	$—	$288	$—	$1,103

	For the Nine Months Ended July 31, 2008
	Netherlands	Spain	UK	Total
	(in thousands)
Net sales	$56,238	$—	$—	$56,238
Gross profit	5,436	—	—	5,436
Income (loss) from operations	865	350	(14)	1,201
Gain on disposal	10,708	—	—	10,708
Provision for income taxes	(2,778)	—	—	(2,778)

Income (loss) from discontinued operations	$8,795	$350	$(14)	$9,131

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

	For the Nine Months Ended July 31, 2007
	Netherlands	Spain	Australia	UK	Total
	(in thousands)
Net sales	$88,398	$—	$—	$—	$88,398
Gross profit	9,027	—	—	—	9,027
Income (loss) from operations	2,047	50	619	(19)	2,697
Provision for income taxes	—	—	—	—	—

Income (loss) from discontinued operations	$2,047	$50	$619	$(19)	$2,697

        Assets and liabilities of the discontinued operations are comprised of the following at July 31, 2008:

	Spain	UK	Total
	(in thousands)
Assets:
Cash	$565	$—	$565
Other assets	—	2,758	2,758

Total assets	$565	$2,758	$3,323

Liabilities:
Accounts payable	$401	$—	$401
Accrued expenses	—	2,897	2,897

Total liabilities	$401	$2,897	$3,298

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

(11) Commitments and Contingencies

Claims and Lawsuits:

        The Company and its subsidiaries are subject to claims and lawsuits which arise in the ordinary course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. Included in general and administrative expenses for the nine months ended July 31, 2008 is a payment of approximately $1.6 million, excluding professional fees, related to a commercial dispute.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) Subsequent Event

        On August 9, 2008, the Company entered into an Asset Purchase Agreement (the "Atlantis Agreement") for the purchase of substantially all of the assets of the stretch films, custom films and institutional products divisions (the "Subject Assets") of Atlantis Plastics, Inc. and certain of its subsidiaries ("Seller") for $87.0 million in cash plus the assumption of certain liabilities (the "Atlantis Acquisition"). In addition, the Company may assume industrial revenue bond indebtedness relating to the Subject Assets, with principal and interest outstanding of up to approximately $5.4 million, and the cash purchase price will be reduced on a dollar for dollar basis to the extent such indebtedness is assumed by the Company. The Atlantis Agreement also provides for a purchase price adjustment based on net working capital (as defined in the Atlantis Agreement). Approximately five business days prior to closing, the parties will estimate net working capital as of closing and the cash purchase price will be adjusted downward or upward if the estimated net working capital is less or greater than, respectively, $44.6 million. Subsequent to closing, the parties will determine the actual net working capital, with a further purchase price adjustment downward or upward (up to a maximum of $2.5 million) if the final net working capital is less or greater than, respectively, the estimated net working capital. $2.5 million of the cash purchase price will be held in escrow at closing until the final net working capital adjustment is determined. The Company anticipates funding the cash purchase price with cash on hand and availability under its existing Credit Facility.

        Seller commenced Chapter 11 bankruptcy proceedings on August 10, 2008 in the United States Bankruptcy Court for the Northern District of Georgia-Atlanta Division (the "Court"). On August 11, 2008, Seller filed a motion with the Court seeking approval of proposed auction procedures (the "Bidding Procedures") for the Subject Assets. On August 28, 2008, the Court appointed the Company as the "stalking horse" bidder for the Subject Assets. The "stalking horse" bid is subject to higher and better offers at a Court sponsored auction, scheduled to be held on October 2, 2008. Following the Court's approval of the Bidding Procedures, the closing of transactions contemplated by the Atlantis Agreement is subject to (a) Seller not receiving a "higher or better" offer from a qualified bidder at an auction of the Subject Assets, (ii) approval by the Court and (iii) other customary closing conditions set forth in the Atlantis Agreement. Either party may terminate the Atlantis Agreement by November 3, 2008 if the terminating party is not the primary cause of the closing not having occurred by such date.

        In the event the Atlantis Agreement is terminated for specified reasons following the Court's entry of the Bidding Procedures order, including if Seller accepts a higher or better offer from a competing bidder at the auction, the Company will be entitled to a break-up fee of $2.6 million or the reimbursement of certain expenses up to $0.4 million as its sole and exclusive remedy.

        In the event the Atlantis Agreement is terminated for specified reasons following the Court's entry of the Bidding Procedures order, including if the Company materially breaches its obligations under the Atlantis Agreement and fails to cure such breach on a timely basis following written notice, the Company is required to pay $6.1 million to Seller as its sole and exclusive remedy. In furtherance of the foregoing obligation, the Company deposited such funds into an escrow account on August 12, 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

  Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans or expectations about our prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales and profits of our operations and our ability to generate sufficient funds to meet our cash requirements. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "anticipate," "expect," "believe," "estimate," "plan," "project," "predict," "potential," or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; the consummation or failure to consummate the Atlantis Acquisition, expected disposal and proceeds received from discontinued operations; results of the Internal Revenue Service examination and determination of uncertain tax positions; changes in United States or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; impact of the recent sub-prime mortgage problems and other factors arising out of a recessionary economy; and other factors described in our Annual Report on Form 10-K for the year ended October 31, 2007 and our other reports filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements

  •
  Critical Accounting Policies

  •
  New Accounting Pronouncements

        Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, other reports filed with or furnished to the SEC and other publicly available information.

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

        We manufacture plastic films, principally from resins blended with other raw materials, which we either sell or further process by printing, laminating, slitting or converting. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. As of July 31, 2008, our manufacturing operations are located in the United States and Canada. We completed the sale in April 2008 of our operations in the Netherlands, which was the last of our operations outside of North America.

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

        On August 9, 2008, we entered into a definitive agreement to acquire substantially all of the assets of the Plastic Films segment of Atlantis Plastics, Inc., an Atlanta-based company. The Plastic Films segment operates through three divisions—stretch films, custom films and institutional products—and maintains a significant presence in many of its product categories, which are used in a variety of applications, including storage, transportation, food packaging and other commercial and consumer applications. The segment also converts some institutional products internally from custom films. This transaction deepens our strategy to create additional long-term value for shareholders by enhancing our position as the preferred supplier of flexible packaging solutions. The acquisition of Plastic Films will provide us a stronger array of products and service to meet the needs of both companies' customers. The transaction, which is expected to close in the fourth calendar quarter of 2008, is subject to the Seller not receiving higher or better offers that may be submitted by competing bidders in connection with a process conducted under the supervision of the United States Bankruptcy Court for the Northern District of Georgia in connection with Atlantis' voluntary petition for Chapter 11 protection, as well as other customary closing conditions.

  Market Conditions

        We are operating in a difficult economic environment. Significantly higher prices for oil and natural gas have resulted in record increases in the cost of resins, increased energy costs to operate our manufacturing facilities and higher transportation costs to deliver products to customers. Average resin costs during the three and nine months ended July 31, 2008 were 37% higher, or $0.22 per pound, and 38% higher, or $0.21 per pound, respectively, than the average resin costs during the three and nine months ended July 31, 2007. The future direction of resin prices is uncertain. Although, we anticipate that resin prices will stay flat or decline during the remainder of fiscal 2008 reflecting the decrease in oil and natural gas prices which began in the latter part of July.

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

Results of Operations—Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007

        The following table presents unaudited selected financial data for the three months ended July 31, 2008 and 2007 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	July 31, 2008			July 31, 2007
	$	$ Per lb. sold		$	$ Per lb. sold		% increase (decrease) of $	$ increase (decrease)
	(in thousands, except for per pound data)
Net sales	$207,020	$1.15		$173,812	$1.00		19.1%	$33,208
Gross profit	18,061	0.10		32,407	0.19		(44.3)%	(14,346)
Operating expenses:
Delivery	10,340	0.06		9,699	0.05		6.6%	641
Selling	7,981	0.04		8,237	0.05		(3.1)%	(256)
General and administrative	3,584	0.02		5,194	0.03		(31.0)%	(1,610)

Total operating expenses	$21,905	$0.12		$23,130	$0.13		(5.3)%	$(1,225)
Pounds sold		180,626	lbs.		174,279	lbs.

  Net sales

        Net sales increased $33.2 million, or 19%, in the third quarter of fiscal 2008 to $207.0 million compared with $173.8 million in the third quarter of fiscal 2007. The increase is primarily the result of a 14% increase in average selling prices, driven by higher resin costs in the current period in comparison to the same period of the prior year, combined with a 4% increase in sales volume, primarily in our custom division. The effect of foreign exchange on net sales in the 2008 period was a positive $1.3 million, reflecting the impact of the strengthened Canadian currency.

  Gross profit

        Gross profit for the third quarter of fiscal 2008 decreased $14.3 million to $18.1 million as compared to $32.4 million in the same quarter of the prior year. The decrease in gross profit for the third quarter of fiscal 2008 was largely due to a cumulative increase in LIFO reserves of $8.8 million between the periods combined with current quarter margin erosion resulting from lagging increases in selling prices. The effect of foreign exchange on gross profit in the 2008 period was a positive $0.1 million.

  Operating Expenses

        Operating expenses for the three months ended July 31, 2008 decreased $1.2 million, or 5%, to $21.9 million from the comparable period in the prior fiscal year. Fiscal 2008 includes $0.2 million unfavorable effect of foreign exchange increasing reported total operating expenses. The decrease in operating expenses is primarily due to a decrease in our accrual for bonuses and a decrease in compensation costs recorded in accordance with SFAS 123R for our stock options and performance units, partially offset by an increase in delivery expenses resulting from higher fuel costs.

  Other Operating Income

        Other operating income for the three months ended July 31, 2008 was $0.1 million in income and represented net gains on sales of fixed assets during the period as compared to $15,000 in income for the same period in the prior fiscal year.

  Interest Expense

        Interest expense for the three months ended July 31, 2008 decreased $0.1 million to $3.8 million from $3.9 million in the prior period, resulting primarily from lower average borrowings combined with lower interest rates on our Credit Facility during the three months ended July 31, 2008 as compared to the same period in the prior fiscal year.

  Other, net

        Other, net for the three months ended July 31, 2008 decreased $0.5 million to $0.2 million in income for the three months ended July 31, 2008. There was a decrease in foreign currency exchange gains in the current period as compared to the prior period resulting from the change in foreign exchange rates and a decrease in unrealized gains on foreign currency denominated payables and receivables combined with a decrease in interest income resulting from less cash on hand earning interest during the current period.

  Income Tax Provision

        The benefit for income taxes for the three months ended July 31, 2008 was $2.5 million on loss from continuing operations before the benefit for income taxes of $7.3 million. The effective rate for the three months ended July 31, 2008 was 35.0 percent, the same as the U.S. statutory tax rate, and is primarily due to a benefit for state taxes in the United States offset by a true-up of prior year's estimates in the United States.

        The provision for income taxes for the three months ended July 31, 2007 was $2.5 million on income from continuing operations before the provision for income taxes of $6.1 million. The difference between the effective tax rate of 40.2 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, true-up of prior year's estimated tax refunds, utilization of net operating losses of foreign operations, and the provision for income taxes on intercompany income received by the U.S. company from discontinued operations.

  Results of Discontinued Operations—Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. Additionally, during the fourth quarter of fiscal 2007, we completed the sale of our land and building located in Sydney, Australia. Our Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, also requires discontinued operations reporting treatment. As a result, the financial statements for the three and nine months ended July 31, 2007 have been restated to reflect the Netherlands operation and the Australian land and building as discontinued operations and the consolidated balance sheet at October 31, 2007 has been restated to reflect the Netherlands operation as a discontinued operation. The financial statements at July 31, 2008 and October 31, 2007 and for the three and nine months ended July 31, 2008 and 2007 also include as discontinued operations our UK and Spanish operations which are in liquidation.

        A consolidated summary of the operating results of discontinued operations for the three months ended July 31, 2008 and 2007 is as follows:

	For the Three Months Ended July 31,
	2008	2007
	(in thousands)
Net sales	$—	$31,153
Gross profit	—	3,200
Income (loss) from discontinued operations	(38)	1,103
Gain from disposition	—	—
Income tax provision	—	—
Income (loss) from discontinued operations	$(38)	$1,103

        Net sales and gross profit decreased $31.2 million and $3.2 million, respectively, during the three months ended July 31, 2008 in comparison to the same period of the prior year and represents the activity of our Netherlands operation. The Netherlands operation was sold on April 4, 2008 and therefore, there was no activity in our Netherlands operation during the three months ended July 31, 2008. There was no activity during the three months ended July 31, 2008 and 2007 in our Spain and UK operations, which are in liquidation, except for the payment of expenses during the fiscal 2008 period which is included in income (loss) from discontinued operations. Included in income (loss) from discontinued operations for the three months ended July 31, 2007 are the results of our Australian land and building, sold in August 2007, totaling $0.3 million which consists primarily of rental income.

Results of Operations—First Nine Months of Fiscal 2008 Compared to First Nine Months of Fiscal 2007

        The following table presents unaudited selected financial data for the nine months ended July 31, 2008 and 2007 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended
	July 31, 2008			July 31, 2007
	$	$ Per lb. sold		$	$ Per lb. sold		% increase (decrease) of $	$ increase (decrease)
	(in thousands, except for per pound data)
Net sales	$561,921	$1.13		$483,693	$0.99		16.2%	$78,228
Gross profit	68,240	0.14		106,771	0.22		(36.1)%	(38,531)
Operating expenses:
Delivery	27,565	0.05		25,511	0.05		8.1%	2,054
Selling	24,055	0.05		23,677	0.05		1.6%	378
General and administrative	14,856	0.03		15,502	0.03		(4.2)%	(646)

Total operating expenses	$66,476	$0.13		$64,690	$0.13		2.8%	$1,786
Pounds sold		498,863	lbs.		487,602	lbs.

  Net sales

        Net sales increased $78.2 million to $561.9 million for the nine months ended July 31, 2008 from $483.7 million in the same period in the prior fiscal year. The increase was primarily due to a 12% increase in average selling prices positively affecting net sales by $60.2 million, combined with a 2% increase in sales volume which positively affected net sales by $12.5 million. The first nine months of fiscal 2008 also included $5.5 million of positive impact of foreign exchange relating to our Canadian operations.

  Gross profit

        Gross profit for the first nine months of fiscal 2008 decreased $38.6 million to $68.2 million as compared to $106.8 million for the nine months ended July 31, 2007. The decrease in gross profit was primarily due to a $17.3 million cumulative gross profit impact related to the LIFO reserve combined with lagging increases in selling prices partially offset by an increase in sales volume and a positive foreign exchange effect of $0.9 million relating to our Canadian operations.

  Operating Expenses

        Operating expenses for the nine months ended July 31, 2008 increased $1.8 million, or 3%, to $66.5 million from the comparable period in the prior fiscal year. Fiscal 2008 includes $0.7 million unfavorable effect of foreign exchange increasing reported total operating expenses. Included in general and administrative expenses for the nine months ended July 31, 2008 is a payment of approximately $1.6 million, excluding professional fees, related to a commercial dispute. The remaining increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold, higher fuel costs, an increase in bad debt expense resulting from a customer's bankruptcy and advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands (sale was completed in April 2008), partially mitigated by a decrease in our accrual for bonuses and a decrease in compensation costs recorded in accordance with SFAS 123R for our stock options and performance units.

  Other Operating Income

        Other operating income for the nine months ended July 31, 2008 was $0.3 million in expense and represented net losses on sales of fixed assets during the period as compared to $19,000 in income for the same period in the prior fiscal year.

  Interest Expense

        Interest expense for the nine months ended July 31, 2008 increased $0.5 million to $11.9 million from $11.4 million in the prior period, resulting primarily from higher average borrowings on our Credit Facility during the nine months ended July 31, 2008 as compared to the same period in the prior fiscal year, partially offset by lower interest rates on Credit Facility borrowings.

  Other, net

        Other, net for the nine months ended July 31, 2008 amounted to $0.7 million in income, as compared to $1.0 million in income for the same period in the prior year. Included in the prior period is $0.1 million of interest on tax refunds received by our New Zealand operation. The remaining decrease in the current period is due to a decrease in interest income resulting from less cash on hand earning interest during the current period.

  Income Tax Provision

        The benefit for income taxes for the nine months ended July 31, 2008 was $3.4 million on loss from continuing operations before the benefit for income taxes of $9.8 million. The difference between the effective tax rate of 34.4 percent for the nine months ended July 31 2008 and the U.S. statutory tax rate of 35.0 percent primarily relates to a true-up of prior year's estimates in the United States, the provision for income taxes on intercompany income received by the U.S. company from discontinued operations, partially offset by a benefit for state taxes in the United States and utilization of net operating losses of foreign operations for the which the Company had previously provided a valuation allowance.

        Included in the provision for income taxes from discontinued operations for the nine months ended July 31, 2008 is a $2.8 million provision related to the realized foreign currency gains resulting from the repayment of all the intercompany loans received by the U.S. company from the Netherlands. The reduction of the net operating loss carryforwards of the U.S. company is reflected in the deferred income taxes on the consolidated balance sheet at July 31, 2008.

        The sale of AEP Netherlands resulted in a taxable loss in which we provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. We determined that it is more likely than not that this carryforward will not be utilized.

        The provision for income taxes for the nine months ended July 31, 2007 was $12.7 million on income from continuing operations before the provision for income taxes of $31.7 million. The difference between the effective tax rate of 40.2 percent for the nine months ended July 31, 2007 and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, true-up of prior year's estimated tax refunds, utilization of net operating losses of foreign operations, and the provision for income taxes on intercompany income received by the U.S. company from discontinued operations.

  Results of Discontinued Operations—First Nine Months of Fiscal 2008 Compared to First Nine Months of Fiscal 2007

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. Additionally, during the fourth quarter of fiscal 2007, we completed the sale of our land and building located in Sydney, Australia. Our Australian land and building constituted an asset group, as defined by SFAS No. 144, and as such, also requires discontinued operations reporting treatment. As a result, the financial statements for the three and nine months ended July 31, 2007 have been restated to reflect the Netherlands operation and the Australian land and building as discontinued operations and the consolidated balance sheet at October 31, 2007 has been restated to reflect the Netherlands operation as a discontinued operation. The financial statements at July 31, 2008 and October 31, 2007 and for the three and nine months ended July 31, 2008 and 2007 also include as discontinued operations our UK and Spanish operations which are in liquidation.

        A consolidated summary of the operating results of discontinued operations for the nine months ended July 31, 2008 and 2007 is as follows:

	For the Nine Months Ended July 31,
	2008	2007
	(in thousands)
Net sales	$56,238	$88,398
Gross profit	5,436	9,027
Income from discontinued operations	1,201	2,697
Gain from disposition	10,708	—
Income tax provision	(2,778)	—
Income from discontinued operations	$9,131	$2,697

        Included in income from discontinued operations for the nine months ended July 31, 2008 is $0.3 million of income from our Spanish subsidiary resulting from the return of a deposit held for a tax assessment currently being appealed. The asset had been previously fully reserved as we believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under our Credit Facility. We do not believe we will need to perform under this standby letter of credit.

        Net sales and gross profit decreased $32.2 million and $3.6 million, respectively, during the nine months ended July 31, 2008 in comparison to the same period of the prior year and represents the activity of our Netherlands operation. The Netherlands operation was sold on April 4, 2008 and therefore, prior year amounts include four additional months of activity. Prior to the disposition, net sales and gross profit of our Netherlands operation were positively affected by an increase in average selling prices combined with a positive effect of foreign exchange, partially offset by a decrease in sales volume resulting from a decrease in demand in specialty products and decreased material margins due to lagging sale price increases over rising resin costs.

        Included in gain from disposition from discontinued operations for the nine months ended July 31, 2008 is $6.9 million of realized foreign currency exchange gains before provision for taxes ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), $1.5 million gain on sale of AEP Netherlands, after all costs to sell, and the reclassification of AEP Netherlands accumulated foreign currency translation gains into income in the amount of $2.3 million.

        There was no activity during the nine months ended July 31, 2008 and 2007 in our UK operation, which is in liquidation, except for the payment of expenses which is included in income from discontinued operations. Included in income from discontinued operations for the nine months ended July 31, 2007 are the results of our Australian land and building, sold in August 2007, totaling $0.6 million which consists primarily of rental income.

Liquidity and Capital Resources

Summary

        We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service, capital expenditures, and to repurchase shares of our common stock.

        We ended the first nine months of fiscal 2008 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $173.0 million, compared with $183.5 million at the end of fiscal 2007. During the nine months ended July 31, 2008, in addition to our normal operating activities, we completed the sale of our subsidiary in the Netherlands and received in cash $26.8 million (approximately $3.2 million, after costs to sell, for the shares of AEP Netherlands and approximately $23.6 million for the settlement of all intercompany loans), repurchased 149,410 shares of our common stock in the open market totaling $4.3 million, incurred $19.7 million of capital expenditures and increased our raw material inventory reflecting our continuing investment in resin in periods of rising prices.

        Our working capital amounted to $76.5 million at July 31, 2008 compared to $102.3 million at October 31, 2007. The decrease in working capital of $25.8 million was primarily due to a decrease in the net assets of discontinued operations as a result of the completion of the sale of our subsidiary in the Netherlands in April 2008 (net proceeds were used primarily to repay borrowings under our Credit Facility).

        We believe that our cash and cash equivalents on hand at July 31, 2008, and our cash flows from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, and access to credit markets, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next twelve months and to fund the Atlantis Acquisition. At July 31, 2008, we had an aggregate of approximately $127.8 million available under our various credit facilities.

Cash Flows

        The following table summarizes our cash flows from operating, investing, and financing activities of our continuing operations and net cash flows from our discontinued operations for each of the nine months ended July 31, 2008 and 2007:

	For the Nine Months Ended July 31,
	2008	2007
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$6,466	$41,550
Investing activities	7,411	(10,031)
Financing activities	(11,744)	(29,355)
Net cash provided by (used in) by discontinued operations	674	(274)
Effect of exchange rate changes on cash and cash equivalents	(183)	(641)

Increase in cash and cash equivalents	$2,624	$1,249

    Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

  Operating Activities

        Our cash and cash equivalents were $3.2 million at July 31, 2008, as compared to $0.5 million at October 31, 2007. Net cash provided by operating activities from continuing operations during the nine months ended July 31, 2008 was $6.5 million, and was comprised of loss from continuing operations of $6.4 million adjusted for non-cash operating charges totaling $30.5 million. Cash used in operating activities primarily includes a $31.9 million increase in inventories resulting from our increased investment in resin, $2.1 million increase in other current assets as a result of the timing of insurance prepayments, and a $6.1 million increase in accounts receivable as a result of higher-dollar and higher-volume sales. Cash provided by operating activities includes a $23.5 million increase in accounts payable resulting from the timing of payments and the rising cost of resin, freight and utilities.

  Investing Activities

        Net cash provided by investing activities from continuing operations during the nine months ended July 31, 2008 was $7.4 million, resulting from the receipt of approximately $26.8 million related to the sale of our Netherlands subsidiary (approximately $3.2 million, after costs to sell, for the shares of AEP Netherlands and approximately $23.6 million for the settlement of all intercompany loans), partially offset by $19.7 million in capital expenditures.

  Financing Activities

        Net cash used in financing activities from continuing operations during the nine months ended July 31, 2008 was $11.7 million, resulting primarily from $7.6 million in repayments under our Credit Facility, $0.3 million repayments of our Pennsylvania Industrial Loans and repurchases of our common stock totaling $4.3 million, partially offset by $0.7 million of proceeds received from the issuance of common stock pursuant to our employee stock purchase plan and from the exercise of stock options.

  Discontinued Operations

        Net cash provided by discontinued operations during the nine months ended July 31, 2008 was $0.7 million and primarily relates to our Netherlands operation. Cash provided by operating activities of the discontinued operations of $2.9 million was comprised primarily of income from discontinued operations of $1.2 million adjusted for depreciation of $2.0 million. Cash used in investing activities was due to capital expenditures incurred by our Netherlands operation during the nine months ended July 31, 2008 of $0.2 million. Cash used in financing activities by the discontinued operations of $2.2 million was incurred by our Netherlands operation and was comprised of $1.5 million of repayments of bank borrowings and $0.7 million of payments under capitalized leases.

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

        We utilize the Credit Facility to provide funding for operations through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $7.6 million and $12.1 million, with a weighted average interest rate of 5.0% and 7.9%, during the three months ended July 31, 2008 and 2007, respectively. We had average borrowings under the Credit Facility of approximately $20.0 million and $5.8 million, with a weighted average interest rate of 5.8% and 8.0%, during the nine months ended July 31, 2008 and 2007, respectively. Borrowings available under the Credit Facility are limited to the sum of eligible domestic assets and are reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consist of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. The sum of eligible domestic assets at July 31, 2008 and October 31, 2007 supported a borrowing base of $124.1 million and $118.1 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million at July 31, 2008 and $0.9 million at October 31, 2007. Borrowings outstanding under the Credit Facility were zero and $7.6 million at July 31, 2008 and October 31, 2007, respectively. Therefore, availability at July 31, 2008 and October 31, 2007 under the Credit Facility was $123.0 million and $109.6 million, respectively.

        In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary used to support operations and is generally serviced by local cash flows from operations. There were no borrowings in Canada at July 31, 2008 and October 31, 2007.

        Please refer to Note 5 of the consolidated financial statements included herein for further discussion of our debt.

Share Repurchases

        On November 1, 2007, our Board approved a stock repurchase program under which we were authorized to purchase up to $5.0 million of our common stock. On January 11, 2008, our Board increased the amount with which we may repurchase our common stock from $5.0 million to $8.0 million ("the January 2008 repurchase program"). Between January 24 and January 30, 2008, we repurchased under the January 2008 repurchase program, 41,200 shares of our common stock in the open market at an average cost of $29.67 per share, totaling $1.2 million. During the three months ended April 30, 2008, we repurchased under the January 2008 repurchase program, 81,710 shares of our common stock in the open market at an average cost of $28.51 per share, totaling $2.3 million. Between May 1 and May 7, 2008, we repurchased under the January 2008 repurchase program, 26,500 shares of our common stock in the open market at an average cost of $28.35 per share, totaling $0.8 million.

        On June 6, 2008, our Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. At July 31, 2008, there were no repurchases made under the June 2008 repurchase program.

        Please refer to Note 3 of the consolidated financial statements included herein for additional information on prior stock repurchase programs.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

        Our contractual obligations and commercial commitments as of July 31, 2008 are as follows:

	For the Fiscal Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Operating Leases	Total Commitments
		(in thousands)
2008 balance of the year	$97	$6,896	$1,110	$8,103
2009	391	13,799	2,951	17,141
2010	399	13,792	2,195	16,386
2011	303	13,784	1,043	15,130
2012	—	13,781	809	14,590
Thereafter(1)	175,000	6,891	1,737	183,628

Total	$176,190	$68,943	$9,845	$254,978

    (1)
    Borrowings include $175.0 million Senior Notes due on March 15, 2013.

        In addition to the amounts reflected in the table above:

        We spent $19.7 million in capital expenditures during the nine months ended July 31, 2008, higher than originally anticipated because we accelerated certain projects and because of the increased cost of steel. We anticipate spending approximately an additional $3.0 million on capital expenditures during the remainder of fiscal 2008.

        As of November 1, 2007, the date of adoption of FIN 48, our unrecognized tax benefits for uncertain tax positions were $7.5 million, all of which, if recognized would favorably affect the effective income tax rate in future periods. We intend to use unutilized tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. During the quarter ended July 31, 2008, the statute of limitations related to uncertain tax benefit totaling $0.5 million expired and as such, the total unrecognized benefits were reduced to $7.0 million. The remaining $0.8 million of unrecognized tax benefits has been reserved and is included in other long-term liabilities on the consolidated balance sheet at July 31, 2008.

        On June 6, 2008, our Board terminated the existing January 2008 stock repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. At July 31, 2008, there were no repurchases made under the June 2008 repurchase program.

        On August 9, 2008, the Company entered into an Asset Purchase Agreement (the "Atlantis Agreement") for the purchase of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries ("Seller") for $87.0 million in cash plus the assumption of certain liabilities (the "Atlantis Acquisition"). The Atlantis Agreement also provides for a purchase price adjustment downward or upward if the estimated net working capital is less or greater than, respectively, $44.6 million. On August 12, 2008, we deposited $6.1 million into an escrow account. The Atlantis Agreement is subject to various conditions as discussed in Note 12. We anticipate that the auction will be completed by October 2, 2008 and we expect to close during the fourth calendar quarter of 2008. We anticipate funding the purchase price with cash on hand and availability under our existing Credit Facility. Please refer to Note 12 of the consolidated financial statements included herein for further discussion of the Atlantis Acquisition.

Off-Balance Sheet Arrangements

        We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

        There were no other changes to our critical accounting policies during the nine months ended July 31, 2008.

New Accounting Pronouncements

Accounting Pronouncements to be Adopted

        In September 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 is effective for our fiscal year beginning November 1, 2008 for financial assets and our fiscal year beginning November 1, 2009 for non-financial assets. We are currently evaluating the effects, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

        In June 2008, the FASB issued Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This FSP is effective for our fiscal year beginning November 1, 2009, and requires that all prior period EPS data be adjusted retroactively. We do not expect the adoption of this standard to have an impact on our consolidated financial statements as holders of our stock options and performance units are not entitled to any rights as a stockholder until the date as of which shares of stock are issued or the performance units become vested.

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

Interest Rates

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At

July 31, 2008, the carrying value of our total debt was $176.2 million, all of which was fixed rate debt. As of July 31, 2008, the estimated fair value of our fixed rate debt was approximately $142.1 million.

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

        We had a total of 10 and 26 open foreign exchange forward contracts outstanding at July 31, 2008 and October 31, 2007, respectively, with total notional contract amounts of $9.1 million and $25.9 million, respectively, all of which have maturities of less than one year. The net fair values of foreign exchange forward contracts were net losses of $0.1 million and $0.2 million at July 31, 2008 and October 31, 2007, respectively.

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

        As of July 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of July 31, 2008.

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

Item 1A.    Risk Factors

        You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, and in other reports filed or furnished thereafter with the SEC, including this report, before deciding to invest in or retain shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. Except as set forth below, we do not believe there are any material changes to the risk factors discussed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

The closing of the Atlantis Acquisition is subject to various conditions, and we are required to pay monetary damages upon specified terminations of the Atlantis Agreement.

        The closing of the Atlantis Acquisition is subject to (i) Seller not receiving a "higher or better" offer from a qualified bidder at an auction of the Subject Assets, currently scheduled for October 2, 2008, (ii) approval by the Court and (iii) other customary closing conditions set forth in the Atlantis Agreement. Either party may terminate the Atlantis Agreement by November 3, 2008 if the terminating party is not the primary cause of the closing not having occurred by such date.

        In the event the Agreement is terminated for specified reasons, including if we materially breach our obligations under the Atlantis Agreement and fail to cure such breach on a timely basis following written notice, we are required to pay $6.1 million to Seller as its sole and exclusive remedy. In furtherance of the foregoing obligation, we deposited such funds into an escrow account on August 12, 2008.

The Atlantis Acquisition and other future acquisitions inherently involve significant risks and uncertainties.

        Any of the following risks may be associated with the Atlantis Acquisition or future acquisitions, which individually or in aggregate may have a material adverse effect on our business, financial condition and operating results:

  •
  difficulty in realizing anticipated financial or strategic benefits of such acquisition;

  •
  diversion of capital and potential dilution of stockholder ownership;

  •
  the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all;

  •
  disruption of our ongoing business or the ongoing acquired business;

  •
  diversion of managements attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures;

  •
  difficulty in integrating acquired operations, personnel, technologies and products, including the loss of key employees, distributors, suppliers or customers of acquired businesses;

  •
  impairment of existing relationships with employees, distributors, suppliers or customers;

  •
  inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame;

  •
  assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify; and

  •
  non-cash impairment charges or other accounting charges relating to the acquired assets.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth our purchases of common stock during the three months ended July 31, 2008:

2008	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
May 2008	26,500	(1)	$28.35	26,500	$3,696,578
June 2008	—		—	—	$8,000,000
July 2008	—		—	—	$8,000,000

Total	26,500		$28.35	26,500	$8,000,000

(1)
These shares were repurchased between May 1 and May 7, 2008 in the open market.

(2)
On June 6, 2008, our Board terminated the then existing 2008 stock repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program, subject to covenant restrictions. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

Exhibit #	Description
2.1	Asset Purchase Agreement, dated August 9, 2008, by and among Atlantis Plastics, Inc, Atlantis Plastics Films, Inc., and Linear Films, Inc. and AEP Industries Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed August 12, 2008.
31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP INDUSTRIES INC.
Dated: September 8, 2008	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Dated: September 8, 2008	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)