Form 10-K
period 2008-10-31
AEP INDUSTRIES INC
filed 2009-01-27
CIK 785787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☒    No

         The aggregate market value of the common stock held by non-affiliates of the registrant as of April 30, 2008 was $70,006,420, based upon the closing price of $28.23 as reported by the Nasdaq Global Select Market on such date. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

         The number of shares of the registrant's common stock outstanding as of January 21, 2009 was 6,773,591.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2009 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.

INDEX TO FORM 10-K

 Cautionary Note Regarding Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of Excess Availability under our credit facility, our ability to continue to maintain sales and profits of our operations, the implementation of our Board-approved plan to restructure and realign the recently acquired Atlantis Plastics Films businesses, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "anticipate," "expect," "believe," "estimate," "plan," "project," "predict," "potential," or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the integration of Atlantis Plastics with us; the ongoing U.S. recession, the existing global credit and financial crisis and other changes in the United States or international economic or political conditions, such as fluctuations in interest or foreign exchange rates and inflation; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"), and in particular those factors set forth in Item 1A "Risk Factors" in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.    BUSINESS

Overview

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

        We manufacture plastic films, principally from resins blended with other raw materials, which we either sell or further process by printing, laminating, slitting or converting. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. Our manufacturing operations are located in the United States and Canada.

        We manufacture both industrial grade products, which are manufactured to general industry specifications, and specialty products, which are manufactured under more exacting standards to assure certain required chemical and physical properties. Specialty products generally sell at higher margins than industrial grade products.

Fiscal 2008 Developments

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by Statement of Financial Accounting Standards ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", and as such requires discontinued operations reporting treatment. As a result, the financial statements at and for fiscal 2007 and 2006, and the financial information contained in Item 6, "Selected Financial Data" contained in this Form 10-K, have been restated to reflect our Netherlands operations as discontinued operations and are included as such in this Form 10-K.

        On October 30, 2008, we completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries ("Atlantis") for a purchase price of $99.2 million in cash, before expenses of approximately $1.5 million. The net assets acquired included approximately $56.8 million of net working capital. The purchase price is subject to a post-closing net working capital true-up of no more than plus or minus $2.5 million. The acquisition was conducted under the supervision of the United States Bankruptcy Court for the Northern District of Georgia-Atlanta Division in connection with Atlantis' voluntary petition for Chapter 11 protection. Atlantis stretch films, manufactured in Tulsa, Oklahoma and Nicholasville, Kentucky, produce high quality, monolayer and multilayer, cast and blown films used to cover, package and protect products for storage and transportation applications. We anticipate the acquisition will make AEP the top producer of stretch film in North America. Atlantis custom films, manufactured in Mankato, Minnesota and Cartersville, Georgia, produce a wide variety of specialized monolayer and multilayer co-extruded blown, cast and embossed films used for retail packaging, foam padding for carpet and automotive applications, medical applications, protective masking for acrylic sheet goods, industrial packaging and an array of other highly specialized applications. Atlantis' institutional products, manufactured in Mankato, Minnesota, converts custom films into disposable products such as table covers, gloves and aprons, which are used primarily in institutional food service. Institutional products is predominantly an automated converting facility that enjoys a low cost manufacturing position. This division holds a competitive advantage through vertical integration with base film supplied from custom films' Mankato, Minnesota operation. This division also imports products, predominantly gloves, from Asia. This transaction enhances our position as the preferred supplier of flexible packaging solutions. The acquisition of Atlantis will provide us a stronger array of products and service to meet the needs of both companies' customers.

        Concurrently with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. We are in the process of determining how we will execute the plan. At this time, we are unable to estimate the costs associated with this plan, other than the approximately $50,000 of severance costs already paid to the employees of the Atlantis Fontana, California plant. The Company expects to complete its plan to reorganize and realign the Atlantis operations within fiscal 2009.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other business developments in fiscal 2008.

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

        The following table summarizes our product lines:

Product	Material	Examples of Uses
Custom and Proformance films	polyethylene and polypropylene co-extruded and custom designed monolayer film	• • • • • •	drum, box, carton, and pail liners furniture and mattress bags films to cover high value products barrier films cheese films freezer grade bundle films
stretch (pallet) wrap	polyethylene	•	pallet wrap
polyvinyl chloride wrap	polyvinyl chloride	•	food and freezer wrap
printed and converted films	polyethylene	• •	printed shrink films printed, laminated, converted films for flexible packaging to consumer markets
other products and specialty films	unplasticized polyvinyl chloride polyethylene	• • • • • • •	battery labels credit card laminate retail and institutional films and products twist wrap canliners table covers, aprons, bibs and gloves agricultural films

        Net sales by product line for each of the years ended October 31, 2008, 2007 and 2006 are as follows(A):

	2008	2007	2006
	(in thousands)
Custom and proformance films	$354,628	$299,939	$327,204
Stretch (pallet) wrap	184,516	166,070	168,680
Polyvinyl chloride wrap	88,672	81,803	84,113
Printed and converted films	10,006	7,974	5,017
Other products and specialty films	124,409	110,532	112,219

Total	$762,231	$666,318	$697,233

    (A)
    We have realigned our product lines to pair them more closely with the Atlantis products.

        No single customer accounted for more than 10% of net sales in any year.

Custom and Proformance Films

        We believe that the strength of our custom film operations lies in our variety of product applications, high quality control standards, well-trained and knowledgeable sales force and commitment to customer service. Most of the custom films manufactured by us, which may be as many as 27,000 separate and distinct products (7,000 of which were added through the Atlantis acquisition) in any given year, are custom designed to meet the specific needs of our customers.

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

        The Atlantis acquisition broadens our array of products in the custom area and fosters our strategy of improving and investing in value-added business where the margins are better. These custom engineered and specialty films serve the coating, laminating, medical, automotive, textile, carpeting, furniture, manufacturing and food industries. Included in this area are films engineered for converted flexible packaging and marketed under the Proflex brand and used in laminated applications as sealant layers, barrier layers and/or as a print carrier for graphics in stand-up pouches and similar value added packaging.

Stretch (Pallet) Wrap

        We manufacture the most complete line of stretch film products for both hand wrap and rotary applications, using both monolayer and co-extruded constructions used to wrap pallets of industrial and commercial goods for shipping or storage. We also market a wide variety of pre stretch and high performance products designed for commodity and specialty uses. Through the Atlantis acquisition, we believe we are now the number one producer of stretch film in North America. Included in the Atlantis stretch products is the Linear® brand product family.

        In fiscal 2008, 2007 and 2006, we sold approximately 87%, 82% and 82%, respectively, of our stretch wrap through distributors. The remainder of our output is sold directly to customers on a national account basis.

Polyvinyl Chloride Wrap

        We manufacture polyvinyl chloride, or PVC, food wrap for the supermarket and industrial markets, offering a broad range of products with approximately 65 different formulations. Our Griffin, Georgia facility also manufactures dispenser (ZipSafe® cutter) boxes containing polyvinyl chloride food wrap for sale to consumers and institutions, including restaurants, schools, hospitals and penitentiaries. These institutional polyvinyl chloride food wrap products are marketed under several private labels and under our own Seal Wrap® name. These stretch and shrink PVC films are used for packaging of fresh red meats, poultry, fish, fruits, vegetables and bakery products. We also provide PVC films for windowing, blister packaging and aseptic shrink bundling film in the industrial marketplace.

Printed and Converted Films

        Our printed and converted films provide printed rollstock to the food and beverage industries and other manufacturing and distributing companies. We also "convert" printed rollstock to bags and pouches for use by bakeries, fresh or frozen food processors, manufacturers or other dry goods processors.

Other Products and Specialty Films

        We manufacture unplasticized polyvinyl chloride ("UPVC") film for use in battery labels, twist films, credit card laminates, PVC films for sale to retailers for use by consumers and a variety of film products with agricultural applications such as mulch films, fumigation films and sileage films. As a result of the Atlantis acquisition, we also will produce disposable consumer and institutional plastic products for the food service, party supply and school/collegiate markets, marketed under the Sta-Dri® brand name. Products produced include table covers and skirts, aisle runners, aprons, bibs, gloves, boots, freezer/storage bags, saddle pack bags, locker wrap and custom imprint designs.

  Discontinued Operations

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. As a result, the financial statements as of October 31, 2007 and for fiscal years ended October 31, 2007 and 2006 have been restated to reflect the Netherlands operation as a discontinued operation.

        During the fourth quarter of fiscal 2006, we decided to liquidate our UK operations, a sales and distribution facility for our former European PVC operations. The liquidation was completed in October 2008. We are in the final stages of liquidating our Spanish and Italian companies and expect the respective liquidations to be completed in early fiscal 2009.

        See Note 20 in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion of our discontinued operations.

  Manufacturing and Raw Materials

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

        We manufacture our film at several large, geographically dispersed, integrated extrusion facilities throughout North America, which also have the ability to produce other flexible packaging products. The size and location of those facilities, as well as their capacity to manufacture multiple types of flexible packaging products and to re-orient equipment as market conditions warrant, enable us to achieve savings and minimize overhead and transportation costs.

        With the acquisition of Atlantis, we now have plants located in the major hubs of the United States to better serve our customers and remain competitive.

        See Item 2, "Properties" for a discussion of product lines manufactured at each facility as of October 31, 2008.

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

        We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, including the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. During fiscal 2008, we incurred approximately $28.0 million of capital expenditures related primarily to the expansion of our North Carolina plant, including a cast stretch line (production began in November 2008) and a new pre-stretch line (production expected to begin in February 2009), two new three-layer co-extruded lines (one began production in our Pennsylvania plant in September 2008 and the other in our California plant with production beginning in December 2008), and investments in auxiliary pieces of equipment in our PVC business.

  Raw Materials

        We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. We currently purchase resins from most of the major North American resin suppliers and believe any combination of purchases from such suppliers, as well as other suppliers we do not currently do business with, could satisfy our ongoing resin requirements, including the additional resin required to operate the Atlantis plants. Our top three suppliers of resin during fiscal 2008 supplied us with 29%, 28% and 22%, respectively. Given the significant effect of resin costs on our operations and financial results, we have elected to focus our purchases with three suppliers in order to take advantage of the volume rebates which are customary among resin suppliers and critical to our success. Although the plastics industry has from time to time experienced shortages of resin supply and we have limited contractual protections in the event of such shortage, we believe we are well positioned to deal with such risks given our significant relationships and history with existing suppliers, as well as suppliers with whom we currently do not do business.

        The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers. See Item 1A, "Risk Factors."

        During fiscal 2008, resin prices, along with energy and freight costs, increased to unprecedented levels which negatively impacted our operating results. Average resin prices, which comprise 62% of our cost of goods sold in fiscal 2008, increased by 34% during fiscal 2008 relative to fiscal 2007. Although resin and energy costs have recently declined, it is not known whether resin and energy prices will remain lower or will revert to increasing price levels.

  Backlog

        Our total backlog at October 31, 2008 was approximately $44.3 million (including $15.4 million in the Atlantis plants), compared with approximately $38.7 million at October 31, 2007. We do not consider any specific month's backlog to be a significant indicator of sales trends due to the various factors that influence backlog.

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

  Marketing and Sales

        We believe that our ability to continue to provide superior customer service will be critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities and our ability to timely deliver products can be a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers, which we attribute to our ability to consistently manufacture high-quality products and provide timely delivery and superior customer service. We serve approximately 3,000 customers worldwide (excluding the Atlantis customers), none of which individually accounted for more than 4% of our net sales in fiscal 2008. The Atlantis acquisition added in excess of 600 new customers.

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

        We generally sell either directly to customers who are end-users of our products or to distributors, including nation-wide brokers, for resale to end-users. In fiscal 2008, 2007 and 2006 approximately 62%, 61%, and 62%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users.

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

  Research and Development

        We have a research and development department with a staff of approximately 10 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer's needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2008 and 2007, we focused a significant portion of our research and development efforts on stretch hooder products, mattress films, co-extruded high barrier products, one-sided cling films, premium stretch film products, and bundle film products.

        Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2008, 2007 and 2006, we spent $1.1 million, $1.0 million and $0.8 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

        We expect to incur additional research and development costs in fiscal 2009 related to analyzing and merging the comparable products lines of AEP's existing products with those of Atlantis. The acquisition of Atlantis added 12 persons to this department, covering both research and development and quality control.

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

  Employees

        At October 31, 2008, we had approximately 2,100 full and part time employees worldwide (which include approximately 400 employees from the acquisition of Atlantis), including officers and administrative personnel. We have three collective bargaining agreements covering 281 employees, which expire in January 2010, February 2010, and March 2011, respectively. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations and liquidity.

  Executive Officers of the Registrant

        At January 27, 2009, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	68	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	66	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	44	Executive Vice President, Sales and Marketing
David J. Cron	54	Executive Vice President, Manufacturing
Paul C. Vegliante	43	Executive Vice President, Operations
Lawrence R. Noll	60	Vice President, Tax and Administration, and Director
James B. Rafferty	56	Vice President, Treasurer and Secretary
Linda N. Guerrera	41	Vice President and Controller

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

ITEM 1A.    RISK FACTORS

        You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity. Further, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations.

Industry Risks

Our business is dependent on the price and availability of resin, our principal raw material, and our ability to pass on resin price increases to our customers.

        The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in a large part, on the markets for these resins. We use resins that are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. Economic conditions in the United States during fiscal 2008 were difficult with global and financial markets experiencing substantial disruption. Resin prices, along with energy and freight costs, increased to unprecedented levels as demand for our products declined due to the economic slowdown. Average resin prices, which comprise 62% of our cost of goods sold in fiscal 2008, increased by 34% during fiscal 2008 relative to fiscal 2007, which negatively impacted our business.

        Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with a higher gross profit margin. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results. If there is overcapacity in the production of any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase. If resin prices increase and we are not able to fully pass on the increases to our customers (which occurred in fiscal 2008 due to the recessionary environment), our results of operations, financial condition and liquidity will be adversely affected.

Intense competition in the flexible packaging markets may adversely affect our operating results.

        The business of supplying plastic packaging products is extremely competitive. The competition in our market is highly price sensitive; we also compete on the basis of quality, service, timely delivery and differentiation of product properties. We face intense competition from numerous competitors, including from local manufacturers which specialize in the extrusion of a limited group of products, which they market nationally, and a limited number of manufacturers of flexible packaging products which offer a broad range of products and maintain production and marketing facilities domestically and internationally. Certain of our competitors may have extensive production facilities, well-developed sales and marketing staffs and greater financial resources than we do. We believe that there are few barriers to entry into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market for a plastic packaging product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. In addition, we compete with other packaging product manufacturers, many of which can offer consumers non-plastic packaging solutions. Many of these competitors have greater financial resources than we do and such competition can result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of our market share, which could materially adversely affect our operations and financial condition. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

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

Company Risks

The Atlantis acquisition and other future acquisitions inherently involve significant risks and uncertainties.

        Any of the following risks associated with the Atlantis acquisition (or future acquisitions), individually or in aggregate may have a material adverse effect on our business, financial condition and operating results:

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

  •
  difficulty in integrating acquired operations, including restructuring and realigning activities, personnel, technologies and products, including the loss of key employees, distributors, suppliers or customers of acquired businesses;

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

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.

        The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been severely affected by the current economic turmoil. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which has and could continue to lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

        The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See "—Financial Risks" below for a discussion of additional risks to our liquidity resulting from the current crisis.

The loss of a key supplier could lead to increased costs and lower profit margins.

        Resin costs comprise approximately 62% of our total consolidated cost of sales during fiscal 2008. The majority of the resins purchased by the Company are purchased under supply contracts which are typically renewed annually. In 2008 the Company purchased approximately 29%, 28% and 22% of its resin requirements from its three largest suppliers. Each of these suppliers produce resins in multiple locations, and should any one, or a combination, of these locations fail to meet the Company's needs, the Company believes sufficient capacity exists among its remaining contract holders, the open market and the secondary markets to supply any shortfall that may result. Nevertheless, it is not always possible to replace a specialty resin without a disruption in our operations and replacement of significant supply is often at higher prices.

        The Company negotiates and awards its supply contracts annually. The resin contracts generally serve to establish the basic terms and conditions between the parties, but do not bind us in a materially significant way. Should any of our existing relationships fail to bid or survive the bid process, the position previously enjoyed by that contract holder typically migrates to another supplier. While this process has served the Company well in the past, there is no guarantee that the future replacement of any supplier will always result in a more effective and efficient relationship in the future.

We have limited contractual relationships with our customers and, as a result, our customers may unilaterally reduce the purchase of our products.

        A substantial portion of our business is in the merchant market, in which we do not have long-term contractual relationships with our customers. As a result, our customers may unilaterally reduce the purchase of our products or, in certain cases, terminate existing orders for which we may have incurred significant production costs. The loss of several customers could, in the aggregate, materially adversely affect our operations and financial condition.

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

        We depend upon third-party transportation providers for delivery of our products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, decreases in ship building or increases in fuel prices, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. For example, recent rising fuel prices in fiscal 2008 have resulted in increasing transportation costs and have adversely affected and our operations and financial condition. Although fuel and energy costs have recently declined, it is not known whether energy and fuel prices will remain lower or revert to increasing price levels which may negatively affect our operations and financial condition.

We may, from time to time, experience problems in our labor relations.

        Unions represent 281 employees, or 13% of our workforce, at October 31, 2008, under three collective bargaining agreements which expire in January 2010, February 2010 and March 2011, respectively. Although we believe that our present labor relations with our employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

        Our future success depends to a large extent on the experience and continued services of our key managerial employees, including J. Brendan Barba, our Chairman, President and Chief Executive Officer, and Paul M. Feeney, our Executive Vice President, Finance, and Chief Financial Officer. We may not be able to retain our executive officers and key personnel or attract additional qualified key employees in the future. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse effect on our results of operations and financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our Chief Executive Officer owns a substantial amount of our common stock and has significant influence over our business.

        At October 31, 2008, J. Brendan Barba, our Chairman, President and Chief Executive Officer, beneficially owned 844,453 shares of our common stock and had the right to acquire an additional 74,180 shares of our common stock. His ownership and voting control over approximately 13% of our common stock gives him significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including acquisitions, mergers, consolidations and the sale of all or substantially all of our assets.

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

Financial Risks

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

        The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. For example, in the fourth quarter of fiscal 2008, we amended our domestic credit facility to a range of LIBOR plus 2.25% to 2.75% from LIBOR plus 1.25% to 2.0%.

Credit market developments may reduce availability under our credit agreement.

        Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facility, it could be difficult in the current environment to replace our credit facility on similar terms. Although we believe that our operating cash flow, access to capital markets and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of any of the lenders under our credit facility may impact our ability to finance our operating or investing activities.

To service our debt or redeem such debt upon a change of control, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all. As of October 31, 2008, we could have borrowed up to an additional $79.1 million under our U.S. credit facility and an additional $2.8 million in our Canadian credit facility.

        A provision of our senior notes requires us, upon a change of control, to offer to purchase the outstanding senior notes. If a change of control were to occur and we could not obtain a waiver or if we do not have the funds to make the purchase, we would be in default under the senior notes, which could, in turn, cause any of our debt to which a cross-acceleration or cross-default provision applies to become immediately due and payable. If our debt were to be accelerated, we cannot assure you that we would be able to repay it.

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

        Our ability to comply with the restrictions contained in our credit facility, our senior notes and the agreements relating to the indebtedness of our subsidiaries may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility, our senior notes and the agreements relating to the indebtedness of our subsidiaries, or any other subsequent financing agreement, which could, in turn, cause any of our debt to which a cross-acceleration or cross-default provision applies to become immediately due and payable. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds.

Risks Related to an Investment in Our Common Stock

Our common stock price may be volatile.

        The market price of our common stock has fluctuated regularly in the past, and has been more volatile in recent months as a result of the current credit crisis, unfavorable general economic and financial market conditions and the substantial decline of stock market prices generally. The market price of our common stock will continue to be subject to significant fluctuations in response to a variety of factors, including:

  •
  fluctuations in operating results, including as a result of changes in resin prices, LIFO reserve, currency exchange fluctuations and the other variables;

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

  •
  acquisitions and divestitures

  •
  the introduction of new products or changes in product pricing policies by us or our competitors;

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

        The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2008 under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which approximately 6.7 million shares of common stock were outstanding and approximately 0.3 million shares of common stock were issuable related to the exercise of currently outstanding stock options and 0.1 million shares of common stock were issuable related to settlement of performance units if the performance unit holders elected settlement in stock.

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

        On June 6, 2008, our board of directors terminated our January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. The existence of our stock repurchase program and any purchases under this program could result in an increase in the market price of our stock. In addition, purchases under this repurchase program could reduce the liquidity for our stock. Further, our repurchase program may be suspended at any time at our discretion, and any discontinuation could cause the market price of our stock to decline.

        In fiscal 2008, we repurchased $4.3 million of our common stock pursuant to a stock repurchase program authorized by our board of directors.

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

        The following table describes the manufacturing facilities we own or lease as of October 31, 2008. Substantially all of the owned properties are pledged as collateral under our various credit facilities and the Wright Township, Pennsylvania facility is pledged under the Pennsylvania Industrial Loans. The following chart sets forth the square footage of our manufacturing facilities, including warehousing space:

Location	Approximate Square Footage	Types of Film Produced
North America
Griffin, Georgia	322,000	PVC food wrap, UPVC
Wright Township, Pennsylvania	430,000	Custom and stretch
Matthews, North Carolina	277,000	Custom and stretch
Alsip, Illinois	182,000	Custom
West Hill, Ontario, Canada	138,000	PVC food wrap
Chino, California	259,000	Custom and stretch
Waxahachie, Texas	216,000	Custom
Tulsa, Oklahoma	126,000	Stretch
Nicholasville, Kentucky	125,000	Stretch
Mankato, Minnesota	104,000	Custom
Bowling Green, Kentucky (under lease ending October 31, 2010)	165,000	Printed and converted, custom
Cartersville, Georgia (under lease ending July 31, 2015)	62,000	Custom
Mankato, Minnesota (under lease ending July 31, 2009)	65,000	Institutional products
Fontana, California (under lease ending October 31, 2010)	95,000	Stretch

Total	2,566,000

        We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

        As of October 31, 2008, our manufacturing facilities had a combined average annual production capacity exceeding one billion pounds (including the capacity of the Atlantis plants).

ITEM 3.    LEGAL PROCEEDINGS

        Reference is made to matters described in Note 14 to our consolidated financial statements included herein, which description is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is quoted on the Nasdaq Global Select Market under the symbol "AEPI." The high and low closing prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2007 and 2008, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2007
First quarter (November-January)	$55.59	$44.57
Second quarter (February-April)	48.05	42.04
Third quarter (May-July)	48.42	38.72
Fourth quarter (August-October)	42.70	35.02
2008
First quarter (November-January)	$38.40	$28.72
Second quarter (February-April)	32.54	26.10
Third quarter (May-July)	28.57	16.71
Fourth quarter (August-October)	21.75	12.42

        On January 21, 2009, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $14.45.

Holders

        On January 21, 2009, our common stock was held by approximately 1,500 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

        The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended October 31, 2008.

2008 period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
August 1-August 31	—	—	—	8,000,000
September 1-September 30	—	—	—	8,000,000
October 1-October 31	—	—	—	8,000,000

Total	—	—	—	8,000,000

(1)
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

Performance Graph

        The following graph compares, for the five-year period ended on October 31, 2008, the cumulative total stockholder return on our common stock against the cumulative total return of:

  •
  the S&P 500 Index and

  •
  a peer group consisting of twelve publicly traded plastic manufacturing companies that we have selected. The companies in the peer group are as follows: Aptar Group, Astronics Corporation, Ball Corporation, Bemis Company, Inc., Crown Holdings, Inc., Intertape Polymer Group Inc., Pactiv Corporation, Silgan Holdings Inc., Sonoco Products Company, Spartech Corporation, Dean Foods Company and West Pharmaceutical Services, Inc.

        Atlantis Plastics Inc., PVC Container Corporation and Peak International Limited have been removed from the peer group utilized in the prior year's report as they have ceased trading.

        The graph assumes $100 was invested on October 31, 2003 in our common stock, the S&P 500 Index and the peer group consisting of twelve companies, and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AEP Industries, Inc., The S&P 500 Index
And A Peer Group

*
$100 Invested on 10/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending October 31.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table presents our selected financial data. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data", of this Annual Report on Form 10-K. In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. As a result, prior year amounts related to this asset group have been reclassified to discontinued operations and are included as such in the amounts below. The results of operations of Atlantis since the date of acquisition (for the one day ended October 31, 2008) have not been included in our consolidated statement of operations for the year ended October 31, 2008.

	For the Year Ended October 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$762,231	$666,318	$697,233	$633,273	$528,742
Gross profit	96,822	139,152	151,236	123,878	109,615
Operating income from continuing operations(1)	9,593	52,866	66,964	43,324	36,006
Interest expense	(15,731)	(15,551)	(15,437)	(27,492)	(22,671)
Other income (expense), net	916	779	(7,703)	813	(371)
Income (loss) from continuing operations before benefit (provision) for income taxes	(5,222)	38,094	43,824	16,645	12,964
Benefit (provision) for income taxes(2)	8,534	(15,217)	(8,432)	(15,269)	(7,084)
Income from continuing operations	3,312	22,877	35,392	1,376	5,880
Income (loss) from discontinued operations	8,932	7,175	27,537	(51,998)	(24,413)
Net income (loss)	$12,244	$30,052	$62,929	$(50,622)	$(18,533)
Basic Earnings (Loss) per Common Share:
Income from continuing operations	$0.49	$3.05	$4.20	$0.16	$0.71

Income (loss) from discontinued operations	$1.32	$0.96	$3.27	$(6.12)	$(2.93)

Net income (loss) per common share	$1.80	$4.00	$7.46	$(5.95)	$(2.23)

Diluted Earnings (Loss) per Common Share:
Income from continuing operations	$0.48	$2.99	$4.14	$0.16	$0.70

Income (loss) from discontinued operations	$1.31	$0.94	$3.22	$(6.03)	$(2.92)

Net income (loss) per common share	$1.79	$3.93	$7.35	$(5.87)	$(2.22)

Cash dividends declared and paid	—	—	—	—	—

	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data (at period end):
Total assets	$390,840	$328,792	$336,080	$311,323	$451,950
Total debt (including current portion)	249,155	184,077	182,802	180,575	224,223
Shareholders' equity	40,140	42,370	57,593	6,195	47,359

(1)
Operating income from continuing operations for the year ended October 31, 2004 includes reversal of FIAP shutdown costs of $2.0 million.

(2)
Benefit for income taxes from continuing operations for the year ended October 31, 2008 includes $7.0 million in benefits arising from previously unrecognized tax benefits resulting from the completion in September 2008 of an IRS examination for fiscal 2005 and 2006.

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

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements

  •
  Critical Accounting Policies and

  •
  New Accounting Pronouncements

        Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

Overview

        AEP Industries Inc. is a leading manufacturer of plastic packaging films. We manufacture and market an extensive and diverse line of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. Our plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture, carpeting, furniture and textile industries.

        We manufacture plastic films, principally from resins blended with other raw materials, which we either sell or further process by printing, laminating, slitting or converting. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. Our principal manufacturing operations are located in the United States and Canada.

        The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The prices of these materials are primarily a function of the price of petroleum and natural gas, and therefore typically is volatile. In fiscal 2008, we believe there was record volatility in resin prices. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

        As discussed further in Item 1, "Business", of this Annual Report on Form 10-K and below, on October 30, 2008, we acquired substantially all of the assets of the Plastic Films segment of Atlantis Plastics, Inc. ("Atlantis"). Atlantis operated this segment through three divisions—stretch films, custom films and institutional products—with production in six plants located throughout the United States. Atlantis maintained a significant presence in many of its product categories, which are used in a variety of applications, including storage, transportation, food packaging and other commercial and consumer applications. Atlantis also converted some institutional products internally from custom films. This transaction enhances our position as the preferred supplier of flexible packaging solutions. The acquisition of Atlantis will provide us a stronger array of products and service to meet the needs of both companies' customers.

  Market Conditions

        Fiscal 2008 was a challenging year. Economic conditions in the United States have been difficult with global and financial markets experiencing substantial disruption. Resin prices, along with energy and freight costs, increased to unprecedented levels as demand for our products declined due to the economic slowdown. Average resin prices, which comprise 62% of our cost of goods sold in fiscal 2008, increased by 34% during fiscal 2008 relative to fiscal 2007. Although resin and energy costs have recently declined, it is not known whether resin and energy prices will remain lower or will revert to increasing price levels. Further, many of our customers, distributors and suppliers have been severely affected by the current turmoil. Sales price increases were met with more resistance than we customarily experience and such increases took longer to implement. In certain situations, we delayed price increases in order to remain competitive, as we believe that the marketplace in which we sell our products remains very competitive. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future.

        Forecasts for fiscal 2009 generally call for a weakening economy in the United States, with the continuation of the economic recession and possibly an economic depression. It is difficult to predict the duration and depth of the economic slowdown and the impact on our business, but we expect that a weak economy will continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. We are limited in our ability to reduce costs to offset the results of a prolonged or severe downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve. However, we believe we have taken appropriate steps to minimize the impact of these conditions, primarily through the acquisition of Atlantis (and the related reorganization of such business) and the completion of our amended and restated Credit Facility.

  Company Development in Fiscal 2008

        During fiscal 2008, we furthered our strategic plan to create additional long-term value for shareholders by enhancing our position as the preferred supplier of flexible packaging solutions in North America and strengthen our balance sheet. In particular:

  •
  In October 2008, we acquired the Atlantis assets for a purchase price of $99.2 million in cash, before expenses of approximately $1.5 million. The net assets acquired included approximately $56.8 million of net working capital. The purchase price is subject to a post-closing net working capital true-up of no more than plus or minus $2.5 million. The acquisition was funded with a $6.1 million deposit previously funded into an escrow account to the sellers, $23.0 million in cash on hand and $70.1 million under our Credit Facility. The acquisition had an immaterial effect on our results of operations in fiscal 2008, but we anticipate it will have a material effect in fiscal 2009;

  •
  In April 2008, we completed the sale of our subsidiary in the Netherlands, the final component of our former European operations. We received approximately $28.3 million in cash, before expenses, and the buyers also assumed all third party debt and capital lease obligations totaling approximately $12.0 million and all of the unfunded pension obligations (approximately

    $5.6 million). In connection with the sale, we recorded a $10.7 million pre-tax gain on disposition from discontinued operations;

  •
  We entered into an amendment to our existing Credit Facility, increasing our maximum borrowings from $125.0 million to $150.0 million and extending the maturity from November 19, 2010 to December 15, 2012. The interest rate for borrowings under LIBOR increased to a range of LIBOR plus 2.25% to 2.75% from LIBOR plus 1.25% to 2.0%. We incurred approximately $1.4 million of fees related to the amendment to our Credit Facility;

  •
  We incurred approximately $28.0 million of capital expenditures during fiscal 2008 related primarily to an expansion of our North Carolina plant, including a cast stretch line (production began in November 2008) and a new pre-stretch line (production expected to begin in February 2009), two new three-layer co-extruded lines (one began production in our Pennsylvania plant in September 2008 and the other in our California plant with production beginning in December 2008), and investments in auxiliary pieces of equipment in our PVC business.

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

Results of Operations—Fiscal 2008 Compared to Fiscal 2007

        The following table presents selected financial data for fiscal 2008 and 2007 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Year Ended October 31,
	2008			2007
	$	$ Per lb. sold		$	$ Per lb. sold		% increase /(decrease) of $	$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$762,231	$1.16		$666,318	$1.01		14.4%	$95,913
Gross profit	96,822	0.15		139,152	0.21		(30.4)%	(42,330)
Operating expenses:
Delivery	36,425	0.05		34,629	0.05		5.2%	1,796
Selling	31,866	0.05		31,849	0.05		0.1%	17
General and administrative	18,596	0.03		19,762	0.03		(5.9)%	(1,166)

Total operating expenses	$86,887	$0.13		$86,240	$0.13		0.8%	$647

Pounds sold		659,887	lbs.		660,988	lbs.

  Net Sales

        Net sales for fiscal 2008 increased $95.9 million, or 14.4%, to $762.2 million from $666.3 million for fiscal 2007. The increase was the result of a 13.9% increase in average selling prices, driven primarily by higher resin costs, positively affecting net sales by $92.7 million, partially offset by a 0.2% decrease in sales volume which negatively affected net sales by $1.2 million. Fiscal 2008 also included $4.4 million of positive impact of foreign exchange relating to our Canadian operations.

  Gross Profit

        Gross profit for fiscal 2008 decreased $42.4 million to $96.8 million from $139.2 million for fiscal 2007. The decrease in gross profit was primarily due to lagging increases in selling prices during a period of unprecedented resin price increases, as well as a $13.5 million increase in the LIFO reserve during the current year ($3.4 million of this amount relates to the increase of approximately 20.9 million pounds of inventory in connection with the Atlantis acquisition) and a slight decrease in pounds sold. Fiscal 2008 also included $0.7 million of positive impact of foreign exchange relating to our Canadian operations.

  Operating Expenses

        Operating expenses for fiscal 2008 increased $0.6 million, or 0.8%, to $86.9 million as compared to fiscal 2007. Included in general and administrative expenses for fiscal 2008 is a payment of approximately $1.6 million, excluding professional fees, related to a commercial dispute. Other increases are primarily due to an increase in delivery expense due to higher fuel costs, an increase in bad debt expense resulting from a customer's bankruptcy and advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands (sale was completed in April 2008), partially mitigated by a decrease in our accrual for bonuses and a decrease in compensation costs recorded in accordance with SFAS 123R for our share-based compensation. Fiscal 2008 also includes $0.5 million unfavorable effect of foreign exchange increasing total operating expenses.

  Other Operating Expense

        Other operating expense for fiscal 2008 was $0.3 million and represented net losses on sales of fixed assets during the period as compared to net losses on sales of fixed assets of $46,000 in fiscal 2007.

  Interest Expense

        Interest expense for fiscal 2008 increased $0.2 million to $15.7 million from $15.5 million in fiscal 2007, resulting primarily from higher average borrowings on our Credit Facility during fiscal 2008 as compared to fiscal 2007, partially offset by lower interest rates on Credit Facility borrowings.

  Other, net

        Other, net for fiscal 2008 amounted to $0.9 million in income, as compared to $0.8 million in income for fiscal 2007. The increase is primarily due to an increase of $0.5 million in foreign currency transaction gains, partially offset by income in fiscal 2007 of $0.3 million from interest income on tax refunds in our New Zealand subsidiary.

  Income Taxes

        The benefit for income taxes for fiscal 2008 was $8.5 million on loss from continuing operations before the benefit for income taxes of $5.2 million. Included in this amount is a $7.0 million tax benefit arising from previously unrecognized tax benefits resulting from the completion in September 2008 of an IRS examination for fiscal years 2005 and 2006. The difference between the effective tax rate of 28.5%, excluding the $7.0 million benefit, and the U.S. statutory tax rate of 34.0% primarily relates to the following: (i) $0.2 million for state taxes in the United States, net of federal benefit (+4.1%); and (ii) $0.2 million true-up of prior year's estimates in the United States (-4.7%).

        The provision for income taxes for fiscal 2007 was $15.2 million on income from continuing operations before the provision for income taxes of $38.1 million. The difference between the effective tax rate of 39.9% and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $1.7 million provision for state taxes in the United States (+4.5%), no federal tax benefit was recognized in fiscal 2007 as the Company is not in a state tax paying position; and (ii) a $0.2 million true-up of prior year's estimates (-0.5%).

  Results of Discontinued Operations—Fiscal 2008 Compared to Fiscal 2007

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. As a result, the financial statements at and for the year ended October 31, 2007 have been restated to reflect our Netherlands operations as discontinued operations and are included as such in the discussion below. The financial statements at and for fiscal 2008 and 2007 also include as discontinued operations our UK and Spanish operations which are in liquidation. The financial statements at and for fiscal 2007 also include as discontinued operations our Australian land and building, which was sold in the fourth quarter of fiscal 2007.

        A consolidated summary of the operating results of discontinued operations for fiscal 2008 and 2007 is as follows:

	For the Year Ended October 31,
	2008	2007
	(in thousands)
Net sales	$56,238	$119,697
Gross profit	5,436	12,261
Income from discontinued operations	898	6,716
Gain from disposition	10,708	459
Income tax provision	(2,674)	—
Income from discontinued operations	$8,932	$7,175

        Net sales and gross profit of the discontinued operations decreased $63.5 million and $6.8 million, respectively, during fiscal 2008 as compared to fiscal 2007 and primarily represents the activity of our Netherlands operation. The Netherlands operation was sold on April 4, 2008 and therefore, prior fiscal year amounts include seven additional months of activity. Prior to the disposition, net sales and gross profit of our Netherlands operation were positively affected by an increase in average selling prices combined with a positive effect of foreign exchange, partially offset by a decrease in sales volume resulting from a decrease in demand in specialty products and decreased material margins due to lagging sale price increases over rising resin costs.

        Included in income from discontinued operations for fiscal 2008 is $0.4 million of income from our Spanish subsidiary resulting primarily from the return of a deposit held for a tax assessment currently being appealed. The asset had been fully reserved in fiscal 2005 as we believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under our Credit Facility. We do not believe we will need to perform under this standby letter of credit. Also included in income is a loss in UK of $0.3 million which primarily includes reclassification of UK's accumulated foreign currency translation losses.

        Included in gain from disposition from discontinued operations for fiscal 2008 is $6.9 million of realized foreign currency exchange gains before provision for taxes ($4.2 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), a $1.5 million gain on sale of AEP Netherlands, after all costs to sell, and the reclassification of AEP Netherlands accumulated foreign currency translation gains into income in the amount of $2.3 million.

        Included in income from discontinued operations in fiscal 2007 is $2.5 million of income from the reclassification of Australia's accumulated foreign currency translation gains in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"), $0.6 million of rental income received during fiscal 2007 from our land and building in Sydney, Australia, and $0.3 million of foreign currency gains. No tax provision has been recognized for the $2.5 million reclassification of Australia's accumulated foreign currency translation gains into income for fiscal 2007. Also included in income for fiscal 2007 is a $0.3 million reversal of provisions established at the time of sale of certain assets and liabilities of our New Zealand operation in May 2005 relating to non-collection of trade receivables (used as basis of cash advance to us by the buyers of the New Zealand operation) and clean-up of leased properties. The fiscal 2007 income from discontinued operations also includes interest income earned and expenses paid by our Spanish operation and expenses incurred by our UK operations during the period. The gain from disposition in fiscal 2007 of $0.5 million includes a $0.4 million gain on the sale of our land and building in Sydney, Australia and a $29,000 final settlement on closing balance sheet adjustments related to our Bordex operation sold in July 2006.

Fiscal 2007 Compared to Fiscal 2006

        The following table presents selected financial data for fiscal 2007 and 2006 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Year Ended October 31,
	2007			2006
	$	$ Per lb. sold		$	$ Per lb. sold		% increase /(decrease) of $	$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$666,318	$1.01		$697,233	$1.12		(4.4)%	$(30,915)
Gross profit	139,152	0.21		151,236	0.24		(8.0)%	(12,084)
Operating expenses:
Delivery	34,629	0.05		33,369	0.05		3.8%	1,260
Selling	31,849	0.05		29,877	0.05		6.6%	1,972
General and administrative	19,762	0.03		22,367	0.04		(11.6)%	(2,605)

Total operating expenses	$86,240	$0.13		$85,613	$0.14		0.7%	$627

Pounds sold		660,988	lbs.		624,964	lbs.

  Net Sales

        Net sales for fiscal 2007 decreased $30.9 million, or 4.4%, to $666.3 million from $697.2 million for fiscal 2006. The decrease was primarily due to a 10% decrease in average selling prices, attributable to lower resin costs, negatively affecting net sales by $69.3 million, partially mitigated by a 6% increase in sales volume which positively affected net sales by $36.2 million. Fiscal 2007 also included $2.2 million of positive impact of foreign exchange relating to our Canadian operations.

  Gross Profit

        Gross profit for fiscal 2007 decreased $12.0 million to $139.2 million from $151.2 million for fiscal 2006. The decrease in gross profit was primarily due to a $19.5 million cumulative gross profit impact related to the LIFO reserve combined with lagging increases in selling prices, partially mitigated by an increase in sales volume. Fiscal 2007 also included $0.4 million of positive impact of foreign exchange relating to our Canadian operations.

  Operating Expenses

        Operating expenses for fiscal 2007 increased $0.6 million, or 0.7%, to $86.2 million as compared to fiscal 2006. Fiscal 2007 includes $0.3 million unfavorable effect of foreign exchange increasing total operating expenses. The remaining increase is primarily due to an increase in delivery and selling expenses resulting from higher volumes sold, an increase in compensation costs recorded in accordance with SFAS 123R for our share-based compensation and advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands. These increases were partially mitigated by a decrease in audit and consulting fees associated with compliance with the Sarbanes-Oxley Act of 2002 and a decrease in bonuses earned in fiscal 2007.

  Other Operating Income (Expense)

        Other operating expense for fiscal 2007 was $46,000 and represented net losses on sales of fixed assets as compared to $1.3 million in income during fiscal 2006, which primarily was the result of the gain on sale of our FIAP land and building in January 2006 producing a gain, after costs to sell, of $1.4 million.

  Interest Expense

        Interest expense of $15.5 million for fiscal 2007 remained relatively flat in comparison to fiscal 2006. Interest expense on our Credit Facility increased $0.3 million during fiscal 2007 as compared to fiscal 2006 resulting from higher average borrowings, partially offset by lower average interest rates during fiscal 2007. Interest expense in our Canadian location decreased $0.2 million primarily due to reduced borrowings, partially offset by higher average interest rates during fiscal 2007 as compared to fiscal 2006.

  Other, net

        Other, net for fiscal 2007 amounted to $0.8 million in income as compared to $7.7 million in expense for the prior fiscal year. During the prior fiscal year, we charged operations $8.0 million for the accumulated foreign currency translation losses of FIAP in accordance with SFAS No. 52. The remaining changes are primarily attributable to $0.3 million in interest income on tax refunds in our New Zealand subsidiary in fiscal 2007, coupled with a $0.3 million increase in foreign currency gains in the current year as compared to the prior year resulting from an increase in the number of hedge contracts settled in each period, the changes in foreign exchange rates, and an increase in unrealized gains on foreign currency denominated payables and receivables.

  Income Tax Provision

        The provision for income taxes for fiscal 2007 was $15.2 million on income from continuing operations before the provision for income taxes of $38.1 million. The difference between the effective tax rate of 39.9% and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) $1.7 million provision for state taxes in the United States (+4.5%), no federal tax benefit was recognized in fiscal 2007 as the Company is not in a state tax paying position; and (ii) a $0.2 million true-up of prior year's estimates (-0.5%).

        The provision for income taxes for fiscal 2006 was $8.4 million on income from continuing operations before the provision for income taxes of $43.8 million. The difference between our effective tax rate and the U.S. statutory tax rate of 35 percent primarily relates to the following: (i) a benefit of $7.0 million related to the write-off of intercompany loans and investment due to the liquidation of FIAP; (ii) the release of approximately $1.8 million of excess taxes payable resulting primarily from a tax refund received in the U.S. during fiscal 2006; and (iii) a $1.0 million benefit resulting from a tax refund to be received in fiscal 2007 by our New Zealand operations relating to excess non-resident withholding tax payments made on cash repatriations to the United States. Due to the net operating loss carryforward for fiscal 2006, our provision for state taxes is $0.1 million, which represents the Alternative Minimum Assessment due to the State of New Jersey. Additionally, no tax benefit has been recognized for the $8.0 million write-off of accumulated foreign currency translation adjustments related to FIAP which is included in other income (expense) of continuing operations for fiscal 2006.

  Results of Discontinued Operations—Fiscal 2007 Compared to Fiscal 2006

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. As a result, the financial statements at and for fiscal 2007 and 2006 have been restated to reflect our Netherlands operations as discontinued operations and are included in the discussion below. The financial statements at and for fiscal 2007 and 2006 also include as discontinued operations our Australian land and building sold in the fourth quarter of fiscal 2007, and our UK and Spanish operations which are in liquidation. Included as discontinued operation in fiscal 2006 are the operations of AEP Bordex BV and AEP Belgium SA, subsidiaries that were a part of our fiscal 2005 plan to dispose of certain foreign subsidiaries and were sold in fiscal 2006.

        A consolidated summary of the operating results of discontinued operations for fiscal 2007 and 2006 is as follows:

	For the Year Ended October 31,
	2007	2006
	(in thousands)
Net sales	$119,697	$125,397
Gross profit	12,261	13,541
Income (loss) from discontinued operations	6,716	(1,332)
Gain from disposition	459	653
Income tax benefit	—	28,216
Income from discontinued operations	$7,175	$27,537

        Net sales and gross profit decreased $5.7 million and $1.3 million, respectively. Net sales in the Netherlands increased $14.8 million in fiscal 2007 as compared to fiscal 2006. This increase includes the positive impact of foreign exchange of $9.7 million, a 2% increase in sales volume and a 2% increase in per pound average selling prices. Gross profit in the Netherlands increased $1.8 million, or 17%, to $12.3 million for fiscal 2007 compared to fiscal 2006. This increase is primarily due to the favorable shift in product mix to higher-margined custom films and improved manufacturing efficiencies. The increase also includes the positive impact of foreign exchange of $1.0 million.

        Pre-tax income from discontinued operations for fiscal 2007 primarily relates to the results of our Netherlands and Australian operations, including $3.1 million of income related to the Netherlands, $2.5 million of income from the reclassification of Australia's accumulated foreign currency translation gains in accordance with SFAS No. 52, $0.6 million of rental income received during fiscal 2007 from our land and building in Sydney, Australia, and $0.3 million of foreign currency gains. No tax provision had been recognized for the $2.5 million reclassification of Australia's accumulated foreign currency translation gains into income for fiscal 2007. Also included in the pre-tax income for fiscal 2007 is a $0.3 million reversal of provisions established at the time of sale of certain assets and liabilities of our New Zealand operation in May 2005 relating to non-collection of trade receivables (used as basis of cash advance to us by the buyers of the New Zealand operation) and clean-up of leased properties. The fiscal 2007 pre-tax income from discontinued operations also includes interest income earned and expenses paid by our Spanish operation and expenses incurred by our UK operations during the period. The gain from disposition in fiscal 2007 of $0.5 million includes a $0.4 million gain on the sale of our land and building in Sydney, Australia and $29,000 final settlement on closing balance sheet adjustments related to our Bordex operation sold in July 2006.

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

  Company Developments in Fiscal 2008

        We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures and to buy back shares of our common stock.

        We ended fiscal 2008 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $248.9 million, compared with $183.5 million at the end of fiscal 2007. In addition to our normal operating activities:

  •
  In October 2008, we acquired the Atlantis assets for a purchase price of $99.2 million in cash, before expenses of approximately $1.5 million. The net assets acquired included approximately $56.8 million of net working capital. The purchase price is subject to a post-closing net working capital true-up of no more than plus or minus $2.5 million. The acquisition was funded with a $6.1 million deposit previously funded into an escrow account to the sellers, $23.0 million in cash on hand and $70.1 million under our Credit Facility;

  •
  In April 2008, we completed the sale of our subsidiary in the Netherlands, the final component of our former European operations. We received approximately $28.3 million in cash, before expenses, and the buyers also assumed all third party debt and capital lease obligations totaling approximately $12.0 million and all of the unfunded pension obligations (approximately $5.6 million);

  •
  We entered into an amendment to our existing Credit Facility, increasing our maximum borrowings from $125.0 million to $150.0 million and extending the maturity from November 19, 2010 to December 15, 2012. The interest rate for borrowings under LIBOR increased to a range of LIBOR plus 2.25% to 2.75% from LIBOR plus 1.25% to 2.0%. We incurred approximately $1.4 million of fees related to the amendment to our Credit Facility;

  •
  We incurred approximately $28.0 million of capital expenditures during fiscal 2008; and

  •
  We repurchased a total of 149,410 shares of our common stock for an aggregate purchase price of $4.3 million, utilizing cash on hand coupled with borrowings under our Credit Facility.

        Our working capital increased $3.5 million to $105.8 million at October 31, 2008 as compared to $102.3 million at October 31, 2007. Included in the amount at October 31, 2008 is the working capital of Atlantis we acquired, which was $52.4 million at October 31, 2008, including the reserves for employee severance of the Fontana California plant and LIFO adjustment. We did not acquire pre-petition trade liabilities of Atlantis (liabilities incurred by Atlantis prior to its declaring bankruptcy), and therefore the acquired working capital is not representative of normalized working capital related to the acquired Atlantis assets by approximately $23.0 million, which represents estimated accounts payables. Without Atlantis, working capital at October 31, 2008 would have decreased $48.9 million from October 31, 2007 primarily due to a decrease in the net assets of discontinued operations as a result of the completion of the sale of our subsidiary in the Netherlands in April 2008 (net proceeds were used primarily to repay borrowings under our Credit Facility) and an increase in accounts payable due to timing of resin payments.

        We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next twelve months. However, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe the flexibility of our strong balance sheet affords us the opportunity to weather uncertain economic events from a position of strength and we remain confident in our ability to access capital to meet our strategic growth needs. At October 31, 2008, we had an aggregate of approximately $81.9 million available under our various worldwide credit facilities.

  Market Conditions

        The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Further, in the current volatile state of the credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments.

Cash Flows

        The following table summarizes our cash flows from operating, investing, financing and discontinued operating activities for each of the past three fiscal years:

	For the Years Ended October 31,
	2008	2007	2006
	(in thousands)
Total cash provided by (used in):
Operating activities	$40,798	$51,207	$52,953
Investing activities	(100,623)	(14,058)	(33,955)
Financing activities	60,090	(46,511)	(26,829)
Discontinued operations (net)	1,023	8,308	2,776
Effect of exchange rate changes on cash	(1,610)	432	(92)

Decrease in cash and cash equivalents	$(322)	$(622)	$(5,147)

Note: See consolidated statements of cash flows included in Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K for additional information.

  Operating Activities

        Our cash and cash equivalents were $0.2 million at October 31, 2008 as compared to $0.5 million at October 31, 2007. Net cash provided by operating activities from continuing operations during the fiscal year ended October 31, 2008 was $40.8 million, primarily comprised of income from continuing operations of $3.3 million adjusted for non-cash operating charges totaling $21.4 million. Cash used in operating activities, net of effects of the Atlantis acquisition in 2008 primarily includes a $4.5 million net increase in inventories due to higher resin costs, a $4.4 million increase in accounts receivable as a result of higher-dollar sales, and a $4.1 million decrease in accrued expenses due to a decrease in accrued bonuses in fiscal 2008, partially offset by an increase in accounts payable resulting from the timing of resin payments. The remaining net changes in other operating assets and liabilities reflect normal operating activity for the period.

  Investing Activities

        Net cash used in investing activities during fiscal 2008 was $100.6 million, resulting primarily from the acquisition of Atlantis for $99.8 million (including $0.6 million of transaction costs paid prior to October 31, 2008) and capital expenditures of $28.0 million, partially offset by the sale of our Netherlands subsidiary resulting in the receipt of approximately $26.8 million in cash (approximately $3.2 million, after costs to sell, for the shares of AEP Netherlands and approximately $23.6 million for the settlement of all intercompany loans).

  Financing Activities

        Net cash provided by financing activities during fiscal 2008 was $60.1 million, resulting from $62.4 million net borrowings under our Credit Facility, $1.7 million of new 2% fixed rate borrowings associated with the expansion of our Wright Township, Pennsylvania building, foreign borrowings of $1.6 million, and $0.7 million proceeds related to the issuance of common stock and exercise of employee stock options, partially offset by the repurchase of our common stock totaling $4.3 million, payment of debt fees associated with the amendment to our Credit Facility of $1.4 million, and repayment of the existing Pennsylvania loans of $0.4 million.

  Discontinued Operations

        The net cash provided by our discontinued operations during fiscal 2008 is $1.0 million and relates primarily to our Netherlands operations. Cash provided by operating activities was $3.5 million and was comprised primarily of income from discontinued operations of $0.9 million adjusted for depreciation of $2.0 million. Cash used in investing activities was due to capital expenditures incurred by our Netherlands operations of $0.2 million. Cash used in financing activities by the discontinued operations of $2.2 million was incurred by our Netherlands operation and was comprised of $1.5 million of repayments of bank borrowings and $0.7 million of payments under capitalized leases.

Sources of Liquidity

  Debt

        On October 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with Wachovia Bank N.A. as a lender thereunder and as agent for the lenders thereunder (the "Amended Credit Facility"). We previously were party to a Loan and Security Agreement with Wachovia Bank N.A. as initial lender thereunder and as agent for the lenders thereunder (the "Original Credit Facility"). "Credit Facility" refers either to the Original Credit Facility or Amended Credit Facility as the context requires. The Amended Credit Facility increased the maximum borrowing amount from $125.0 million to $150.0 million, while maintaining a maximum of $20.0 million for letters of credit, and extended the maturity date from November 19, 2010 to December 15, 2012. We can reduce commitments under the Credit Facility at any time after October 30, 2009.

        We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $17.7 million and $10.8 million, with a weighted average interest rate of 5.8% and 7.9%, during fiscal 2008 and 2007, respectively. Borrowings available under the Original Credit Facility were limited to the sum of eligible domestic assets and were reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consisted of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. Borrowings and letters of credit available under the Amended Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of eligible domestic assets at October 31, 2008 and 2007 supported a borrowing base of $150.0 million and $118.1 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $0.9 million at October 31, 2008 and 2007, respectively. Borrowings outstanding under the Credit Facility were $70.0 million and $7.6 million at October 31, 2008 and 2007, respectively. Therefore, availability at October 31, 2008 and 2007 under the Credit Facility was $79.1 million and $109.6 million, respectively.

        In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary used to support operations and is serviced by local cash flows from operations. There was $1.3 million and zero outstanding in Canada at October 31, 2008 and 2007, respectively. The interest rate on the Canadian credit facility is 6.5%.

        Beginning in fiscal 2009, we may from time to time repurchase a portion of our Senior Notes in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The amount of Senior Notes that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions and prices, contractual restrictions, our liquidity resources and requirements and other factors.

        Please refer to Note 8 of the consolidated financial statements for further discussion of our debt.

Share Repurchases

        On November 1, 2007, our Board approved a stock repurchase program under which we were authorized to purchase up to $5.0 million of our common stock. On January 11, 2008, our Board increased the amount with which we may repurchase our common stock from $5.0 million to $8.0 million ("the January 2008 repurchase program"). Between January 24 and May 7, 2008, we repurchased under the January 2008 repurchase program, 149,410 shares of our common stock in the open market at an average cost ranging from $29.67 to $28.35 per share, totaling $4.3 million.

        On June 6, 2008, our Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Through October 31, 2008, there were no repurchases made under the June 2008 repurchase program.

        Please refer to Note 9 of the consolidated financial statements included herein for additional information on prior stock repurchase programs.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

        Our contractual obligations and commercial commitments as of October 31, 2008 are as follows:

	For the Year Ended October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Operating Leases	Total Commitments
	(in thousands)
2009	$1,826	$13,860	$5,136	$20,822
2010	532	13,854	4,444	18,830
2011	442	13,843	2,742	17,027
2012	146	13,837	2,527	16,510
2013(1)	245,153	6,942	2,371	254,466
Thereafter	1,056	273	4,466	5,795

Total(2)	$249,155	$62,609	$21,686	$333,450

    (1)
    Borrowings include $175.0 million Senior Notes due on March 15, 2013 and $70.0 million of outstanding borrowings under our Amended Credit Facility which is due December 15, 2012.

    (2)
    Borrowings include $71.3 million of variable rate borrowings (including the $70.0 million of outstanding borrowing under our Amended Credit Facility). See Note 8 of the consolidated financial statements for further discussion of our debt.

        In addition to the amounts reflected in the table above:

          Concurrently with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. We are in the process of determining how we will execute the plan. At this time, we are unable to estimate the costs associated with this plan, other than the approximately $50,000 of severance costs already paid to the employees of the Atlantis Fontana, California plant. Additional costs associated with this plan that meet the requirements of the Emerging Issues Task Force (EITF) Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3") will be recorded as an adjustment to the allocation of the purchase price paid by us in connection with the acquisition. The Company expects to complete its plan to reorganize and realign the Atlantis operations within fiscal 2009.

          We expect to incur approximately $15.0 million of capital expenditures during fiscal 2009. We do not expect we will need to make any significant capital expenditures in the Atlantis plants during fiscal 2009.

          We have approximately $0.2 million of unfunded pension benefit obligations at October 31, 2008 related to our Canadian operation. We expect to contribute approximately $30,000 during fiscal 2009 to fund the Canadian defined benefit plan. With regards to the US' 401(k) Savings and Employee Stock Ownership Plan ("ESOP"), we estimate contributing approximately $2.1 million in cash in February 2009 to our 401(k) and ESOP plan effective for the 2008 ESOP year contributions.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, intangible assets, acquisitions, assets of discontinued operations, income taxes, retirement benefits, share-based compensation and contingencies and litigation. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of our consolidated financial statements.

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

        Inventory Reserves.    Management reviews our physical inventories at each business unit to determine the obsolescence of inventory on hand. These deemed obsolescent items are considered scrap. We maintain our United States inventory on the LIFO method of inventory valuation, except for supplies and printed and converted finished goods. The LIFO inventory is reviewed quarterly for net realizable value and adjusted accordingly.

        Litigation Reserves.    Management's current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and our best estimate of potential loss. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. At October 31, 2008, we are involved in routine litigation in the normal course of our business and based on facts currently available we believe such matters will not have a material adverse impact on our results of operations, financial position or liquidity.

        Pension Benefit Obligations.    We sponsor a defined benefit plan in our Canada operation. Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. We evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $0.1 million at October 31, 2008. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $16,000 for fiscal 2008.

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

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). We adopted FIN 48 on November 1, 2007. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties on tax reserves continue to be classified as provision for income taxes in our consolidated statements of operations. For purposes of intraperiod allocation, we include changes in reserves for uncertain tax positions related to discontinued operations in continuing operations.

        The recognition and measurement of uncertain tax positions involves significant management judgment. The ultimate resolution of uncertain tax positions could result in amounts different than the amounts reserved for, and, therefore have an impact on our consolidated financial results in the future.

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

        As required by SFAS No. 142, "Goodwill and Other Intangibles" ("SFAS No. 142"), we perform an annual assessment as to whether goodwill is impaired. We performed our annual impairment analysis under SFAS No. 142 on September 30 based on a comparison of the Company's market capitalization to its book value at that date. On September 30, 2008, 2007 and 2006, we concluded that there was no impairment because our market capitalization was above book value. On October 31, 2008 our market capitalization was above book value. Our policy is that impairment of goodwill will have occurred if the market capitalization of our company were to remain below book value for a reasonable period of time. If we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. In the second test, the fair value of our company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. We also review our financial position quarterly for other triggering events as described in SFAS No. 142.

        Acquisitions.    At acquisition, we allocate the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe is relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Any excess of the fair value of the net tangible and identifiable intangible assets acquired over the purchase price (negative goodwill) is allocated on a pro-rata basis to long-lived assets, including identified intangible assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period which the acquisition is completed. As discussed above, recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.

        Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in our consolidated statement of operations. Once final, we are not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances differ from our original estimates and judgments.

        Restructuring activities at acquired businesses are accounted for in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". In connection with any restructuring activity, we establish reserves, primarily for lease termination costs, severance and excess facilities, as part of the acquisition cost. In accordance with EITF Issue No. 95-3, we finalize our restructuring plans no later than one year from the date of the acquisition. Upon finalization of the restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. Accrued acquisition costs are included in accrued liabilities in the consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements to be Adopted

        In September 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 is effective for our fiscal year beginning November 1, 2008 for financial assets and our fiscal year beginning November 1, 2009 for non-financial assets. The adoption of SFAS No. 157 will have no effect on our consolidated financial statements other than expanded disclosure requirements.

        On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in the consolidated statements of income at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective for our fiscal year beginning November 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." The adoption of SFAS No. 159 will have no effect on our consolidated financial statements.

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

        In April 2008, the FASB issued FASB Staff Position SFAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for our fiscal year beginning November 1, 2009. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective November 15, 2008. The adoption of this statement will have no effect on our consolidated financial statements.

        In June 2008, the FASB issued Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This FSP is effective for our fiscal year beginning November 1, 2009, and requires that all prior period EPS data be adjusted retroactively. We do not expect the adoption of this standard to have an impact on our consolidated financial statements as holders of our stock options and performance units are not entitled to any rights as a stockholder until the date as of which shares of stock are issued or the performance units become vested.

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

Interest Rates

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2008, the carrying value of our company's total debt was $249.2 million of which approximately $177.8 million was fixed rate debt. As of October 31, 2008, the estimated fair value of our fixed rate debt was approximately $102.6 million.

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

        We had a total of 5 and 26 open foreign exchange forward contracts outstanding at October 31, 2008 and 2007, respectively, with total notional contract amounts of $8.5 million and $25.9 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts were net losses of $0.6 million and $0.2 million at October 31, 2008 and 2007 respectively.

        Our Canadian subsidiary had third party outstanding debt of approximately $1.3 million and zero on October 31, 2008 and 2007, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

        As of October 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of October 31, 2008.

        On October 30, 2008, the Company acquired substantially all of the assets and assumed certain liabilities of the plastic films divisions of Atlantis. Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of October 31, 2008 Atlantis' internal control over financial reporting associated with total assets of $109.6 million and total liabilities of $8.8 million included in the consolidated balance sheet at October 31, 2008.

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

        The Company acquired substantially all of the assets and assumed certain liabilities of the plastic films divisions of Atlantis on October 30, 2008. Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of October 31, 2008 Atlantis' internal control over financial reporting associated with total assets of $109.6 million (approximately 28% of total consolidated assets at October 31, 2008) and total liabilities of $8.8 million (approximately 3% of total consolidated liabilities at October 31, 2008) included in the consolidated balance sheet of the Company at October 31, 2008.

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

        Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2008.

        Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control over Financial Reporting

        There was no change in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Our Board of Directors approved an amendment to the AEP Industries Inc. 2005 Stock Option Plan on November 3, 2008. The Amendment clarified that the Compensation Committee of the Board would administer the plan (instead of the Stock Option Committee, which no longer exists), and noted that such Committee was required to have three members (instead of four). The Amended and Restated AEP Industries Inc. 2005 Stock Option Plan is attached hereto as Exhibit 10.1.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2009 annual meeting of stockholders (the "Proxy Statement"), all of which is incorporated herein by reference: "Proposal No. 1—Election of Directors," "Board Matters—The Board of Directors and Committees," "Board Matters—Corporate Governance" and "Certain Relationships and Related Person Transactions," "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: "Compensation Discussion and Analysis," "Executive Compensation Tables," "Board Matters—Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: "Additional Information—Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: "Certain Relationships and Related Person Transactions" and "Board Matters—The Board of Directors and Committees."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: "Audit Committee Matters—KPMG Fees" and "Audit Committee Matters—Pre-Approval Policies and Procedures."

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

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.'s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.'s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 12 and 10 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" on November 1, 2007 and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R," at the end of the fiscal year ended October 31, 2007.

AEP Industries Inc. acquired substantially all of the assets and assumed certain liabilities of Atlantis Plastics Films on October 30, 2008. Management has excluded from its assessment of the effectiveness of AEP Industries Inc.'s internal control over financial reporting as of October 31, 2008 Atlantis Plastic Films' internal control over financial reporting associated with total assets of $109.6 million and total liabilities of $8.8 million included in the consolidated balance sheet of the Company at October 31, 2008. Our audit of internal control over financial reporting of AEP Industries Inc. also excluded an evaluation of Atlantis Plastic Films' internal control over financial reporting of the acquired assets and assumed liabilities.

/s/ KPMG LLP
Short Hills, New Jersey January 27, 2009

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2008 AND 2007

(in thousands, except share and per share amounts)

	October 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224	$546
Accounts receivable, less allowance for doubtful accounts of $3,434 and $2,267 in 2008 and 2007, respectively	102,579	70,917
Inventories, net	78,020	64,210
Deferred income taxes	12,427	6,091
Other current assets	12,683	2,300
Assets of discontinued operations	450	56,743

Total current assets	206,383	200,807
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	164,305	111,432
GOODWILL	10,894	12,273
INTANGIBLE ASSETS	3,353	253
DEFERRED INCOME TAXES	925	—
OTHER ASSETS	4,980	4,027

Total assets	$390,840	$328,792

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$1,826	$383
Accounts payable	74,691	42,994
Accrued expenses	23,762	21,603
Liabilities of discontinued operations	317	33,501

Total current liabilities	100,596	98,481
LONG-TERM DEBT	247,329	183,694
DEFERRED TAX LIABILITY	1,328	2,085
OTHER LONG-TERM LIABILITIES	1,447	2,162

Total liabilities	350,700	286,422
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 30,000,000 shares authorized; 10,909,659 and 10,861,027 shares issued in 2008 and 2007, respectively	109	109
Additional paid-in-capital	105,808	104,201
Treasury stock at cost, 4,160,158 and 4,010,748 shares in 2008 and 2007, respectively	(129,682)	(125,378)
Retained earnings	64,814	52,570
Accumulated other comprehensive (loss) income	(909)	10,868

Total shareholders' equity	40,140	42,370

Total liabilities and shareholders' equity	$390,840	$328,792

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006

(in thousands, except per share data)

	2008	2007	2006
NET SALES	$762,231	$666,318	$697,233
COST OF SALES	665,409	527,166	545,997

Gross profit	96,822	139,152	151,236
OPERATING EXPENSES:
Delivery	36,425	34,629	33,369
Selling	31,866	31,849	29,877
General and administrative	18,596	19,762	22,367

Total operating expenses	86,887	86,240	85,613
OTHER OPERATING INCOME:
Gain (loss) on sales of property and equipment, net	(342)	(46)	1,341

Operating income	9,593	52,866	66,964
OTHER INCOME (EXPENSE):
Interest expense	(15,731)	(15,551)	(15,437)
Other, net	916	779	(7,703)

Income (loss) from continuing operations before benefit (provision) for income taxes	(5,222)	38,094	43,824
BENEFIT (PROVISION) FOR INCOME TAXES	8,534	(15,217)	(8,432)

Income from continuing operations	3,312	22,877	35,392
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	898	6,716	(1,332)
Gain from disposition	10,708	459	653
(Provision) benefit for income taxes	(2,674)	—	28,216

Income from discontinued operations	8,932	7,175	27,537

Net income	$12,244	$30,052	$62,929

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.49	$3.05	$4.20

Income from discontinued operations	$1.32	$0.96	$3.27

Net income per common share	$1.80	$4.00	$7.46

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.48	$2.99	$4.14

Income from discontinued operations	$1.31	$0.94	$3.22

Net income per common share	$1.79	$3.93	$7.35

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006

(in thousands)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock				(Accumulated Deficit)/ Retained Earnings
					Additional Paid-in- Capital			Comprehensive Income
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2005	10,654	$107	2,101	$(46,666)	$98,340	$(5,175)	$(40,411)
Issuance of common stock pursuant to stock purchase plan	31				557
Issuance of common stock upon exercise of stock options	83	1			1,564
Share-based compensation					980
ESOP contribution			(69)	1,538	222
Buyback of common stock			850	(31,258)
Net income							62,929	$62,929
Translation adjustments						1,677		1,677
Pension plan minimum liability, net of $86 taxes						236		236
Translation adjustment reversals into income						12,952		12,952

Comprehensive income								$77,794

BALANCES AT OCTOBER 31, 2006	10,768	$108	2,882	$(76,386)	$101,663	$9,690	$22,518
Issuance of common stock pursuant to stock purchase plan	17				565
Issuance of common stock upon exercise of stock options	75	1			1,131
Issuance of common stock upon settlement of performance units	1				27
Share-based compensation					815
Buyback of common stock			1,129	(48,992)
Net income							30,052	$30,052
Translation adjustments						4,277		4,277
Pension plan minimum liability, net of tax						165		165
Cumulative effect of the adoption of SFAS No. 158, net of $368 of taxes						(752)
Translation adjustment reversals into income						(2,512)		(2,512)

Comprehensive income								$31,982

BALANCES AT OCTOBER 31, 2007	10,861	$109	4,011	$(125,378)	$104,201	$10,868	$52,570
Issuance of common stock pursuant to stock purchase plan	29				572
Issuance of common stock upon exercise of stock options	15				133
Issuance of common stock upon settlement of performance units	5				92
Share-based compensation					810
Buyback of common stock			149	(4,304)
Net income							12,244	$12,244
Translation adjustments						(4,282)		(4,282)
Change in deferred prior service cost and actuarial losses, net of tax						(322)		(322)
Amortization of prior service cost, net of tax (including $30 related to AEP Netherlands)						84		84
Translation adjustments and unamortized prior service cost reversals into income related to AEP Netherlands and AEP UK						(7,257)		(7,257)

Comprehensive income								$467

BALANCES AT OCTOBER 31, 2008	10,910	$109	4,160	$(129,682)	$105,808	$(909)	$64,814

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006

(in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,244	$30,052	$62,929
Income from discontinued operations	8,932	7,175	27,537

Income from continuing operations	3,312	22,877	35,392
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,712	13,894	12,624
Write-off of FIAP accumulated foreign currency translation losses.	—	—	7,986
Increase (decrease) in LIFO reserve	13,477	7,906	(11,636)
Amortization of debt fees and unamortized discount	875	860	845
Provision for losses on accounts receivable and inventories	1,089	339	494
Change in deferred income taxes	(8,484)	2,685	9,938
Utilization of deferred tax assets related to worthless stock deductions	—	11,128	—
Share-based compensation	370	3,337	2,740
Other	342	46	658
Changes in operating assets and liabilities, net of effects of Atlantis acquisition in fiscal 2008 and Mercury Plastics acquisition in fiscal 2006:
(Increase) decrease in accounts receivable	(4,375)	(6,044)	7,529
Increase in inventories	(4,486)	(9,867)	(5,991)
(Increase) decrease in other current assets	(1,267)	886	(783)
(Increase) decrease in other assets	(591)	(181)	1,099
Increase (decrease) in accounts payable	30,856	6,275	(4,631)
Decrease in accrued expenses	(4,066)	(2,667)	(3,426)
Increase (decrease) in other long-term liabilities	34	(267)	115

Net cash provided by operating activities	40,798	51,207	52,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,984)	(14,264)	(34,522)
Acquisition of Atlantis	(99,805)	—	—
Acquisition of Mercury Plastics	—	—	(11,799)
Net proceeds from dispositions of property, plant and equipment	402	206	108
Proceeds from sale of assets held for sale	—	—	11,366
Net proceeds from sale of discontinued operations	26,764	—	892

Net cash (used in) provided by investing activities	(100,623)	(14,058)	(33,955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Buyback of common stock	(4,304)	(48,992)	(31,258)
Net borrowings of credit facility	62,400	2,511	5,089
Repayments of Pennsylvania Industrial Loans	(384)	(345)	(369)
Borrowings of Pennsylvania Industrial Loans	1,740	—	—
Net proceeds (repayments) of current foreign debt agreements	1,565	(911)	(1,693)
Payment of debt issuance costs	(1,428)	—	—
Repayments of long-term foreign bank debt	—	—	(797)
Proceeds from exercise of stock options	133	1,132	1,565
Proceeds from issuance of common stock	572	565	557
Other	(204)	(471)	77

Net cash provided by (used in) financing activities	60,090	(46,511)	(26,829)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	3,502	5,831	3,978
Net cash (used in) provided by investing activities	(155)	6,542	(1,670)
Net cash (used in) provided by financing activities	(2,168)	(2,923)	541
Effects of exchange rate changes on cash in discontinued operations	(156)	(1,142)	(73)

Net cash provided by discontinued operations	1,023	8,308	2,776
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,610)	432	(92)

Net decrease in cash	(322)	(622)	(5,147)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	546	1,168	6,315

CASH AND CASH EQUIVALENTS AT END OF YEAR	$224	$546	$1,168

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment financed through capital lease obligation in discontinued operations	$—	$579	$367

Atlantis transaction costs yet to be paid	$953	$—	$—

Collections of trade receivables related to Pacific operations offset against cash received from buyer	$—	$—	$77

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS:

        AEP Industries Inc. (the "Company") is a manufacturer of a wide range of plastic film products. The Company's products are used in a number of industrial, commercial, food and agricultural applications and are sold predominately in North America.

        In October 2008, the Company acquired substantially all of the assets of the stretch film, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries ("Atlantis"). The acquisition of Atlantis strengthens the Company's position in the plastic films market and broadens the array of products offered to customers. Atlantis' plastic films divisions conducted operations within North America with six plants located throughout the United States.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

        Use of Estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Volatility in the credit, equity, and foreign currency markets and in the world markets for petroleum and natural gas, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, as necessary.

          The Company's significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, pension obligations, income taxes, share-based compensation, impairment of long-lived assets, including goodwill, acquisitions, and costs associated with the restructuring of the Atlantis plants and sale of discontinued operations.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

        Pension Plans:

          The Company records annual amounts relating to its pension plan in Canada based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return and compensation increases. These estimates are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The Company believes that the assumptions used in recording its pension obligation are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

        Foreign Currency Translation:

          Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets and foreign currency transaction gains and losses are recorded in other income (expense) in the consolidated statements of operations.

        Foreign Exchange:

          The Company enters into derivative financial instruments (principally foreign exchange forward contracts against the Canadian dollar and New Zealand dollar) primarily to hedge intercompany transactions and trade sales and forecasted purchases. The Company does not apply hedge accounting for these transactions. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

          The Company had a total of 5 and 26 open foreign exchange forward contracts outstanding at October 31, 2008 and 2007, respectively, with total notional contract amounts of $8.5 million and $25.9 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts were losses of $0.6 million and $0.2 million at October 31, 2008 and 2007 respectively.

        Research and Development Costs:

          Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs in continuing operations was approximately $1.1 million, $1.0 million and $0.8 million during fiscal 2008, 2007 and 2006, respectively.

        Business Combinations:

          At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Any excess of the fair value of the net tangible and identifiable intangible assets acquired over the purchase price (negative goodwill) is allocated on a pro-rata basis to long-lived assets, including identified intangible assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period which the acquisition is completed. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.

          Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company's consolidated statement of operations. Once final, the Company is not permitted to revise the allocation of the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  original purchase price, even if subsequent events or circumstances differ from original judgments and estimates.

          Restructuring activities at acquired businesses are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". In connection with any restructuring activity, the Company establishes reserves, primarily for lease termination costs, severance and excess facilities, as part of the acquisition cost. In accordance with EITF Issue No. 95-3, the Company finalizes its restructuring plans no later than one year from the date of the acquisition. Upon finalization of the restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists. Accrued acquisition costs are included in accrued liabilities in the consolidated balance sheets.

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

        Goodwill:

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company's market capitalization to its book value at that date. On September 30, 2008, 2007 and 2006 the Company concluded that there was no impairment because the Company's market capitalization was above book value. On October 31, 2008 the Company's market capitalization was above book value. The Company's policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a reasonable period of time. If the Company determines an impairment has occurred, it will perform a second test to determine the amount of the impairment loss. In the second test, the fair value of the Company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill.

        Fair Value of Financial Instruments:

          Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements equal or approximate their fair values because of the short-term maturity of those instruments. The fair value of the Company's debt is discussed in Note 8.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

          The Company purchases its resin from three principal suppliers that provided the Company with approximately 29%, 28% and 22%, respectively, of the Company's fiscal 2008 resin supply.

          The Company has three collective bargaining agreements in North America representing approximately 13% of its workforce.

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

          The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Year Ended October 31,
	2008	2007	2006
Weighted average common shares outstanding:
Basic	6,784,184	7,507,708	8,433,385
Effect of dilutive securities:
Options to purchase common stock	57,415	139,966	123,563

Diluted	6,841,599	7,647,674	8,556,948

          At October 31, 2008, 2007 and 2006, the Company had 120,780, 27,000 and 18,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company's average stock price.

        Comprehensive Income:

          The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Accumulated other comprehensive income (loss) includes the unrealized gains and losses on the translation of the assets and liabilities of the Company's foreign operations, pension plan minimum liability, the impact of the initial application of the provisions of SFAS No. 158, "Employers' Accounting for

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS No. 158"), net of their income tax effects where applicable, and changes in deferred prior service costs and net actuarial losses, net of tax.

Recently Issued Accounting Pronouncements

  Accounting Pronouncements to be Adopted

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 is effective for the Company's fiscal year beginning November 1, 2008 for financial assets and for the Company's fiscal year beginning November 1, 2009 for non-financial assets. The adoption of SFAS No. 157 will have no effect on the consolidated financial statements other than expanded disclosure requirements.

        On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in the consolidated statements of income at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective for the Company's fiscal year beginning November 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." The adoption of SFAS No. 159 will have no effect on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141R retains the requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations (whether full, partial or step acquisition) and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141R is effective for business combination transactions the Company enters into for which the acquisition date is on or after November 1, 2009. Earlier application is prohibited. The Company is currently evaluating the requirements of SFAS No. 141R and will apply the statement to any business combinations occurring on or after November 1, 2009.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning November 1, 2009. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133," which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company's financial statements issued for the second quarter of fiscal 2009. The Company is evaluating the impact, if any, the adoption of SFAS No. 161 will have on the disclosures in its consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for the Company's fiscal year beginning November 1, 2009. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective November 15, 2008. The adoption of this statement will have no effect on the Company's consolidated financial statements.

        In June 2008, the FASB issued Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This FSP is effective for the Company's fiscal year beginning November 1, 2009, and requires that all prior period EPS data be adjusted retroactively. The Company does not expect the adoption of this standard to have an impact on our consolidated financial statements as holders of the Company's stock options and performance units are not entitled to any rights as a stockholder until the date as of which shares of stock are issued or the performance units become vested.

Reclassifications:

        Certain prior year amounts have been reclassified in order to conform with the 2008 presentation.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) ACQUISITIONS

Atlantis Plastics Films

        On October 30, 2008, the Company completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries ("Atlantis") for a purchase price of $99.2 million in cash, before expenses of approximately $1.5 million. The net assets acquired included approximately $56.8 million of net working capital. The purchase price is subject to a post-closing net working capital true-up of no more than plus or minus $2.5 million. The acquisition was conducted under the supervision of the United States Bankruptcy Court for the Northern District of Georgia-Atlanta Division in connection with Atlantis' voluntary petition for Chapter 11 protection. All pre-petition liabilities were excluded from the acquisition. The purpose of the acquisition was to synergistically complement the Company's existing businesses. The $6.1 million deposit previously funded by the Company in August 2008 into escrow was paid to the seller, and the Company funded the remaining purchase price with $70.1 million under its revolving credit facility and $23.0 million with cash on hand. Concurrently with the acquisition of Atlantis, the Company entered into an amendment to its existing Credit Facility (see Note 8 for further discussion). The results of operations of Atlantis since the date of acquisition (for the one day ended October 31, 2008) have not been included in the Company's consolidated statement of operations for the year ended October 31, 2008.

        Pursuant to the purchase method of accounting, in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"), the total purchase price of $99.2 million, plus estimated acquisition costs of $1.5 million, is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and AEP may adjust the preliminary purchase price allocation after finalizing asset valuations conducted by third-parties, obtaining more information regarding liabilities assumed and revising preliminary estimates. Concurrently with the closing of the Atlantis acquisition, the Company initiated the first step in a Board-approved plan to realign and reorganize the Atlantis business, including commencement of shutting down Atlantis' Fontana, California plant, which manufactured stretch films. At this time, the Company is unable to estimate the costs associated with a restructuring of the Atlantis business, other than the approximately $50,000 of severance already paid to the employees of the Atlantis Fontana, California plant. The Company expects to complete its plan to reorganize and realign the Atlantis operations within fiscal 2009. The purchase price allocation will be finalized in fiscal 2009.

        The preliminary purchase price and related allocation to the estimated fair values of the assets acquired and liabilities assumed, after proportionately allocating the negative goodwill resulting from

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) ACQUISITIONS (Continued)

the transaction to property, plant and equipment and intangible assets in accordance with SFAS No. 141, is as follows (in thousands):

Cash paid for certain assets and liabilities of Atlantis Plastics Films	$99,276
Estimated acquisition costs	1,481

Total purchase price	100,757

Assets acquired and liabilities assumed:
Accounts receivable, net	30,002
Inventories, net	24,041
Other current assets	9,193
Deferred income taxes (current)	424
Property, plant and equipment	40,857
Deferred income taxes (long term)	1,261
Other assets	616
Intangible assets	3,158
Accounts payable	(2,098)
Accrued expenses	(5,012)
Deferred income tax liability	(1,685)

Net assets acquired	$100,757

        The following unaudited pro forma information summarizes the results of operations for the fiscal years ended October 31, 2008 and 2007, as if the Atlantis acquisition had been completed as of November 1, 2007 and 2006. The pro forma information below gives effect to actual operating results prior to the acquisition. Adjustments for additional interest expense related to the borrowings made under the Amended Credit Facility and amortization of the related deferred financing costs, depreciation expense based on the preliminary assessment of fair value of the newly acquired property, plant and equipment using the Company's depreciation policy, amortization expense related to preliminary separately identifiable intangible assets using the straight-line method over a weighted average life of 13 years and the increase in the LIFO reserve related to the Atlantis inventory added to the Company's LIFO layers are reflected in the pro forma information. These pro forma amounts do

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) ACQUISITIONS (Continued)

not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	For the Year Ended October 31,
	2008	2007
	(in thousands, except per share data)
Net sales	$1,048,512	$939,323
Operating income	$4,187	$59,734
Income (loss) from continuing operations	$(9,670)	$21,129
Net income (loss)	$(738)	$28,304
Basic Earnings (Loss) Per Common Share:
Income (loss) from continuing operations	$(1.43)	$2.81

Income from discontinued operations	$1.32	$0.96

Net income (loss) per common share	$(0.11)	$3.77

Diluted Earnings Per Common Share:
Income (loss) from continuing operations	$(1.43)	$2.76

Income from discontinued operations	$1.32	$0.94

Net income (loss) per common share	$(0.11)	$3.70

Mercury Plastic Inc.

        On February 23, 2006, the Company purchased the business and certain operating assets of Mercury Plastic Inc.'s Bowling Green, Kentucky facility, a printing and converting operation. The purpose of the acquisition was to strengthen the business already conducted at this location as well as synergistically complement the Company's existing businesses. The Company paid $11.8 million primarily for machinery, equipment and inventory. The acquisition was recorded under the purchase method of accounting, in accordance with SFAS No. 141, which requires that the total consideration be allocated to the assets, both tangible and intangible, acquired and liabilities assumed based on their fair values. The results of operations of Mercury Plastics have been included in the Company's consolidated financial statements since the date of acquisition.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) ACQUISITIONS (Continued)

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

        The customer list is included in other long-term assets in the consolidated balance sheets at October 31, 2008 and 2007 and is being amortized on a straight-line basis over six years. Amortization expense for fiscal 2008, 2007 and 2006 was approximately $58,000, $58,000 and $39,000, respectively.

(4) INVENTORIES:

        Inventories, stated at the lower of cost (last-in, first-out method ("LIFO") for the U.S. operations and first-in, first-out ("FIFO") method for the Canadian operation and for U.S. supplies and printed and converted finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates, and are comprised of the following:

	October 31,
	2008	2007
	(in thousands)
Raw materials	$32,677	$27,330
Finished goods	42,617	34,544
Supplies	3,537	2,343

	78,831	64,217
Less: Inventory reserves	811	7

Inventories, net	$78,020	$64,210

        Included in the increase in inventory is the acquisition of Atlantis, which accounted for $20.7 million, net of $3.4 million LIFO reserve.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) INVENTORIES: (Continued)

        The LIFO method was used for determining the cost of approximately 84% of total inventories at October 31, 2008 and 2007. Inventories would have increased by $31.7 million and $18.2 million at October 31, 2008 and 2007, respectively, if the FIFO method had been used exclusively. During fiscal 2008, 2007 and 2006, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $0, $0.1 million and $0, respectively. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(5) PROPERTY, PLANT AND EQUIPMENT:

        A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2008	2007	Estimated Useful Lives
	(in thousands)
Land	$7,713	$6,452
Buildings	67,689	55,239	15 to 31.5 years
Machinery and equipment	303,190	259,741	5 to 9 years
Furniture and fixtures	9,797	9,624	3 to 9 years
Leasehold improvements	2,436	2,373	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	349	349	3 years
Construction in progress	14,503	8,409

	405,677	342,187
Less: Accumulated depreciation and amortization	241,372	230,755

Property, plant and equipment, net	$164,305	$111,432

        The acquisition of Atlantis accounted for $40.9 million of the increase in property, plant and equipment during fiscal 2008 based on preliminary valuations .

        Maintenance and repairs expense was approximately $7.8 million, $6.8 million, and $6.6 million for the years ended October 31, 2008, 2007 and 2006, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) GOODWILL AND INTANGIBLE ASSETS:

        Changes in the carrying amount of goodwill during the years ended October 31, 2008 and 2007 are as follows:

(in thousands)
Goodwill at October 31, 2006	$16,209
Sale of AEP Netherlands	(3,280)
Resolution of estimates related to Mercury acquisition (see Note 3)	723
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2007	12,273
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2008	$10,894

        Changes in the carrying amount of intangible assets during the years ended October 31, 2008 and 2007 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Option to purchase Land and Building	Customer relationships	Total
	(in thousands)
Balance at October 31, 2006	$311	$—	$—	$—	$311
Amortization	(58)	—	—	—	(58)

Balance at October 31, 2007	253	—	—	—	253
Amortization	(58)	—	—	—	(58)
Atlantis acquisition (see Note 3)	—	931	894	1,333	3,158

Balance at October 31, 2008	$195	$931	$894	$1,333	$3,353

        Amortization periods over a straight—line basis are as follows:

In Years
Customer list (Mercury)	6 years
Trade names—Linear Films	10 years
Trade names—Sta-Dri	20 years
Leasehold interests	1 year
Customer relationships	15 years

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) ACCRUED EXPENSES:

        At October 31, 2008 and 2007, accrued expenses consist of the following:

	October 31,
	2008	2007
	(in thousands)
Payroll and employee related	$6,538	$8,615
Customer rebates	6,080	4,428
Interest	1,790	1,903
Taxes (other than income)	1,509	1,183
Accrual for performance units	600	1,123
Accrued professional fees	2,131	1,052
Income taxes payable	20	584
Reserve for Atlantis restructuring	50	—
Other	5,044	2,715

Accrued expenses	$23,762	$21,603

(8) DEBT

        A summary of the components of debt is as follows:

	October 31, 2008	October 31, 2007
	(in thousands)
Credit facility(a)	$70,000	$7,600
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	2,833	1,477
Foreign bank borrowings(d)	1,322	—

Total debt	249,155	184,077
Less: current portion	1,826	383

Long-term debt	$247,329	$183,694

    (a)
    Credit facility

      On October 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Bank N.A. as a lender thereunder and as agent for the lenders thereunder (the "Amended Credit Facility"). The Company previously was party to a Loan and Security Agreement with Wachovia Bank N.A. as initial lender thereunder and as agent for the lenders thereunder (the "Original Credit Facility"). "Credit Facility" refers either to the Original Credit Facility or Amended Credit Facility as the context requires. The Amended Credit Facility increased the maximum borrowing amount from $125.0 million to $150.0 million, while maintaining a maximum of $20.0 million for letters of credit, and extended the maturity date from November 19, 2010 to December 15, 2012. The Company can reduce commitments under the Amended Credit Facility at any time after October 30, 2009.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) DEBT (Continued)

      The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $17.7 million and $10.8 million, with a weighted average interest rate of 5.8% and 7.9%, during fiscal 2008 and 2007.

      Under the Original Credit Facility, interest rates were based upon Excess Availability (as defined) at a margin of the prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR borrowings up to nine months. Under the Amended Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate (defined as the greater of Wachovia's prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

      Borrowings available under the Original Credit Facility were limited to the sum of eligible domestic assets and were reduced by the aggregate amount of letters of credit outstanding. The eligible domestic assets consisted of the net carrying value of buildings and equipment and inventories, as of the month-end closing date, and eligible accounts receivable, as of the week-end date. Borrowings and letters of credit available under the Amended Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of eligible domestic assets at October 31, 2008 and 2007 supported a borrowing base of $150.0 million and $118.1 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $0.9 million at October 31, 2008 and 2007. Borrowings outstanding under the Credit Facility were $70.0 million and $7.6 million at October 31, 2008 and 2007, respectively. Therefore, availability at October 31, 2008 and 2007 under the Credit Facility was $79.1 million and $109.6 million, respectively.

      The Credit Facility is secured by mortgages and liens on most of the Company's domestic assets and on 66% of the Company's ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of $315.6 million and $216.5 million at October 31, 2008 and 2007, respectively.

      If Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company's working capital ratio.

      The Company had an unused line fee related to the Credit Facility. Under the Original Credit Facility, this fee was equal to the unused line fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused line fee percentage rate was based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's leverage ratio. If the Quarterly Average Excess Availability was equal

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) DEBT (Continued)

      to or greater than $50 million, the unused line fee was 0.375%. If the Quarterly Average Excess Availability was less than $50 million, the unused line fee was 0.50%. Under the Amended Credit Facility, the unused line fee is equal to the unused line fee percentage described below multiplied by (i) $125.0 million minus (ii) the average daily usage of the Amended Credit Facility during the relevant monthly period. The unused line fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's Leverage Ratio, as defined. If the Quarterly Average Excess Availability is $50.0 million or greater or the Company's Leverage Ratio is less than 2.0 to 1.0, the unused line fee percentage is 0.375%. If the Quarterly Average Excess Availability is less than $50.0 million or the Company's Leverage Ratio is greater than 2.0 to 1.0, the unused line fee percentage is 0.50%. If determination of the Company's Quarterly Average Excess Availability and Leverage Ratio would yield different unused line fee percentages, the lower percentage shall be used. During fiscal 2008, 2007 and 2006, the Company paid unused line fees of approximately $0.2 million, $0.3 million and $0.4 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

      The Amended Credit Facility contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. If at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. Excess Availability under the Credit Facility ranged from $66.0 million to $123.0 million during fiscal 2008 and from $77.7 million to $118.9 million during fiscal 2007.

      The Amended Credit Facility also provides for events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults under material indebtedness and material contracts, certain events of bankruptcy and insolvency, defaults based on certain indictments or threatened indictments or judgments, failure of any material provision of any loan document to be in full force and effect, change of control, certain ERISA defaults and the occurrence of a material adverse change. If an event of default occurs and is continuing, amounts due under the Amended Credit Facility may be accelerated and the commitments to extend credit thereunder terminated, and the rights and remedies of the lenders under the Amended Credit Facility available under the applicable loan documents may be exercised, including rights with respect to the collateral securing obligation under the Amended Credit Facility.

      During fiscal 2008, $1.4 million of fees were paid and capitalized related to the Amended Credit Facility. These fees, along with the unamortized fees of $0.3 million related to the Original Credit Facility, will be amortized on a straight line basis over 50 months, the term of the Amended Credit Facility, in accordance with EITF Issue No. 98-14.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) DEBT (Continued)

      The Company was in compliance with the financial and other covenants at October 31, 2008 and October 31, 2007.

    (b)
    7.875% Senior Notes due 2013

      On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 ("2013 Notes") through a private offering.

      The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company's ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at October 31, 2008 and October 31, 2007.

      Interest is paid semi-annually on every March 15th and September 15th.

      The 2013 Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after March 31, 2009 and prior to maturity at certain fixed redemption prices plus accrued interest. The 2013 Notes do not have any sinking fund requirements. The 2013 Notes contain a provision that in the event of a change in control, the Company is required to offer to purchase the outstanding 2013 Notes. If a change of control were to occur and the Company was unable to obtain a waiver or did not have funds to make the purchase, the Company would be in default under the 2013 Notes.

      During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the fiscal years 2008, 2007 and 2006, $0.7 had been amortized related to these fees into interest expense in the consolidated statements of operations.

    (c)
    Pennsylvania Industrial Loans

      The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. The following are outstanding at October 31, 2008 and 2007:

      A $0.3 million five year fixed rate 5.0% loan, originated in October 2008, due on November 1, 2013, of which $0.3 million was outstanding at October 31, 2008;

      A $1.4 million fifteen year fixed rate 4.75% loan, originated in October 2008, due November 1, 2023, of which $1.4 million was outstanding at October 31, 2008;

      A $2.0 million fifteen year fixed rate 2.0% loan due on July 1, 2011, of which $0.4 million and $0.6 million was outstanding at October 31, 2008 and 2007, respectively; and

      A $3.3 million fifteen year fixed rate 2.0% loan due on July 1, 2011, of which $0.7 million and $0.9 million was outstanding at October 31, 2008 and 2007, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) DEBT (Continued)

      These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $13.2 million at October 31, 2008.

    (d)
    Foreign bank borrowings

      In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was $1.3 million and zero outstanding in Canada at October 31, 2008 and 2007, respectively. The interest rate on the Canadian credit facility is 6.5%.

              Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2009	$1,826
2010	532
2011	442
2012	146
2013	245,153
Thereafter	1,056

$249,155

      Cash paid for interest during fiscal 2008, 2007 and 2006 was approximately $15.4 million, $15.6 million, and $15.7 million, respectively, including interest paid by the discontinued operations of $0.4 million, $0.9 million and $1.2 million, respectively.

      The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with similar terms and the same remaining maturities. At October 31, 2008 and 2007, there was $177.8 million and $176.5 million, respectively, of fixed rate debt outstanding. The fair value of the 2013 Notes at October 31, 2008 and 2007 was $99.8 million and $173.4 million, respectively. The Company believes that the stated values of the Company's remaining fixed-rate and all variable-rate debt instruments approximate their estimated fair values and total $74.2 million and $9.1 million at October 31, 2008 and 2007, respectively.

(9) SHAREHOLDERS' EQUITY

Share-Based Compensation

        At October 31, 2008, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation expense related to the Company's stock options plans and employee stock purchase plan recorded in the consolidated statements of operations for the years ended October 31, 2008, 2007 and 2006 was $0.4 million, $3.3 million and $2.7 million, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) SHAREHOLDERS' EQUITY (Continued)

  Stock Option Plans

        The Company's 1995 Stock Option Plan ("1995 Option Plan") expired on December 31, 2004, except as to options granted prior to that date. The Company's Board of Directors (the "Board") adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders (prior to 2006 each non-employee director received 1,000 stock options). The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2008, 2007 and 2006 has been made from new shares. At October 31, 2008, 760,134 shares are available to be issued under the 2005 Option Plan.

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

        The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the years ended October 31, 2008, 2007 and 2006.

	For the Year Ended October 31,
	2008	2007	2006
Expected volatility	56.88%	60.58%	61.59%
Expected life in years	7.5	7.5	7.5
Risk-free interest rates	3.67%	4.68%	4.90%
Dividend rate	0%	0%	0%
Weighted average fair value per option at date of grant	$20.47	$28.22	$22.73

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) SHAREHOLDERS' EQUITY (Continued)

        The following table summarizes the Company's stock option plans as of October 31, 2008 and changes during each of the three year periods ended October 31, 2008:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2005 (187,475 options exercisable)	474,835	9,000	483,835	$17.30	$6.90-51.00
Granted	—	12,000	12,000	$33.84	$33.84
Exercised	(90,267)	(800)	(91,067)	$21.28	$6.90-38.75
Forfeited/Cancelled	(6,816)	(1,600)	(8,416)	$16.61	$9.30-31.00

Options outstanding at October 31, 2006 (174,657 options exercisable)	377,752	18,600	396,352	$16.90	$6.90-51.00
Granted	—	12,000	12,000	$42.60	$42.60
Exercised	(76,453)	—	(76,453)	$15.62	$6.90-46.00
Forfeited/Cancelled	(8,958)	(2,000)	(10,958)	$14.01	$9.30-33.84
Expired	(2,000)	—	(2,000)	$46.00	$46.00

Options outstanding at October 31, 2007 (177,714 options exercisable)	290,341	28,600	318,941	$18.09	$6.90-51.00
Granted	—	24,000	24,000	$32.73	$27.36-38.10
Exercised	(14,674)	—	(14,674)	$9.08	$6.90-9.30
Forfeited/Cancelled	(4,948)	—	(4,948)	$9.18	$7.87-9.30
Expired	(13,000)	—	(13,000)	$45.63	$35.25-46.50

Options outstanding at October 31, 2008	257,719	52,600	310,319	$18.63	$6.90-51.00	5.3	1,904

Vested and expected to vest at October 31, 2008	254,545	50,056	304,601	$18.60		5.3	1,872

Exercisable at October 31, 2008	204,811	10,200	215,011	$17.81		4.7	1,369

        The table below presents information related to stock option activity for the years ended October 31, 2008, 2007 and 2006:

	For the Year Ended October 31,
	2008	2007	2006
	(in thousands)
Total intrinsic value of stock options exercised	$265	$2,453	$1,653
Total fair value of stock options vested	$531	$801	$799

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) SHAREHOLDERS' EQUITY (Continued)

        Share-based compensation expense related to the Company's stock options recorded in the consolidated statements of operations for the years ended October 31, 2008, 2007 and 2006 was $0.6 million, $0.6 million and $0.8 million, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2008, 2007 and 2006, respectively. For fiscal 2008, 2007 and 2006 there were no excess tax benefits recognized resulting from share-based compensation cost.

        As of October 31, 2008, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

  Non-vested Stock Options

        A summary of the Company's non-vested stock options at October 31, 2008 and changes during fiscal 2008 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2007	141,227	$9.55
Granted	24,000	$20.47
Vested	(66,251)	$8.01
Forfeited/cancelled	(3,668)	$6.40

Non-vested at October 31, 2008	95,308	$13.49

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) SHAREHOLDERS' EQUITY (Continued)

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

        Total share-based compensation expense related to the Units was approximately $0.4 million of income (resulting from the decrease in the Company's stock price at October 31, 2008), $2.5 million of expense and $1.7 million of expense for the years ended October 31, 2008, 2007 and 2006, respectively. During the year ended October 31, 2008, the Company paid $0.5 million in cash and issued 4,749 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2008. During the year ended October 31, 2007, the Company paid $0.9 million in cash and issued 600 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2007. At October 31, 2008 and October 31, 2007, there are $0.6 million and $1.1 million in current liabilities and $0.8 million and $1.7 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) SHAREHOLDERS' EQUITY (Continued)

        The following table summarizes the Units as of October 31, 2008 and changes during each of the three year periods ended October 31, 2008:

	2005 Option Plan		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2005	—
Units granted	164,333
Units exercised	—
Units forfeited or cancelled	(1,000)

Units outstanding at October 31, 2006 (zero Units exercisable)	163,333

Units granted	29,700
Units exercised	(33,066)
Units forfeited or cancelled	(3,700)

Units outstanding at October 31, 2007 (zero Units exercisable)	156,267			2.1	$6,227

Units granted	58,014		$0.00
Units exercised	(38,040)		$0.00		$937
Units forfeited or cancelled	(60,881	)(A)

Units outstanding at October 31, 2008	115,360		$0.00	1.6	$2,258

Vested and expected to vest at October 31, 2008	114,260		$0.00	1.6	$2,236

Exercisable at October 31, 2008	—

    (A)
    The 2008 grants of Units have been forfeited in their entirety because the Company did not achieve at least 80% of the fiscal 2008 EBITDA performance goal.

  Employee Stock Purchase Plan

        The Company's 2005 Employee Stock Purchase Plan ("2005 Purchase Plan") became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of the Company's common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company's common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the years ended October 31, 2008, 2007 and 2006 29,209, 17,568 and 31,327 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

        Total share-based compensation expense related to the 2005 Purchase Plan was $0.2 million for each of the years ended October 31, 2008, 2007 and 2006.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) SHAREHOLDERS' EQUITY (Continued)

Treasury Shares

        During 2006 the Company issued 69,248 shares from treasury to fund the Company's 401(k) Savings and Employee Stock Ownership Plan contribution. See Note 10 for further discussion of plan.

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

        On June 8, 2007, the Company's Board approved a stock repurchase program (the "June 2007 repurchase program") under which the Company was authorized to purchase additional shares of its common stock from time to time. On July 5, 2007, pursuant to the June 2007 repurchase program, the Company repurchased the remaining 641,100 shares of the Company's common stock held by Third Point LLC and affiliates, at $44.00 per share (which represented a 1.3% discount from the closing price on June 26, 2007 of $44.57 per share), totaling $28.2 million. Between August 2 and August 9, 2007, the Company repurchased under its June 2007 repurchase program, 78,200 shares of its common stock in the open market at an average cost of $37.31 per share, totaling $2.9 million. The June 2007 stock repurchase program ended as of October 31, 2007.

        On November 1, 2007, the Company's Board approved a stock repurchase program under which the Company was authorized to purchase up to $5.0 million of its common stock. On January 11, 2008, the Board increased the amount with which the Company may repurchase its common stock from $5.0 million to $8.0 million (the "January 2008 repurchase program"). Between January 24 and January 30, 2008, the Company repurchased under the January 2008 repurchase program, 41,200 shares of its common stock in the open market at an average cost of $29.67 per share, totaling $1.2 million. During the three months ended April 30, 2008, the Company repurchased under the January 2008 repurchase program, 81,710 shares of its common stock in the open market at an average cost of $28.51 per share, totaling $2.3 million. Between May 1 and May 7, 2008, the Company repurchased under the January 2008 repurchase program, 26,500 shares of its common stock in the open market at an average cost of $28.35 per share, totaling $0.8 million.

        On June 6, 2008, the Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company's debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. At October 31, 2008, there were no repurchases made under the June 2008 repurchase program.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) SHAREHOLDERS' EQUITY (Continued)

Preferred Shares

        The Board may direct the issuance of up to one million shares of the Company's $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(10) PENSIONS AND RETIREMENT SAVINGS PLAN:

        The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its Canadian location. Total expense for these plans for 2008, 2007 and 2006 was $2.5 million, $2.3 million and $2.2 million, respectively.

  401(k) Savings and Employee Stock Ownership Plan

        Employees of the Company in the United States who have completed one year of service (with the exception of those employees covered by a collective bargaining agreement at its California facility) may participate in a 401(k) Savings and Employee Stock Ownership Plan (the "Plan"). Effective for the fiscal 2006 plan year and thereafter, the Company has and will contribute cash to the Plan. Prior to this, the Company contributed common stock held in treasury.

        Effective January 1, 2001, the Company began making contributions to the Plan, equal to 1% of a participant's compensation for the Plan year and matched 100% of the first 3% and 50% of the following 2% of each participant's 401(k) contribution with a maximum of 5% of the participant's annual compensation. In fiscal 2008 and 2007, the Company contributed $2.0 million and $1.9 million in cash to the Plan in fulfillment of the 2007 and 2006 contribution requirement, respectively. In 2006 69,248 shares of treasury stock were contributed in fulfillment of the 2005. For the purpose of determining the number of shares of Company common stock to be contributed to the Plan, the Company's common stock is valued at the first ten business days of the month of February following the close of each Plan year. The Company has expensed approximately $2.1 million, $2.0 million and $1.9 million in 2008, 2007 and 2006, respectively, for contributions under the Plan.

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

        At October 31, 2008, there were 421,583 shares of the Company's common stock held by the Plan, representing approximately 6% of the total number of shares outstanding. Shares of the Company's common stock credited to each member's account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are voted by the trustee in the same proportion as those for which instructions are received.

  Defined Contribution Plans

        The Company also sponsors a defined contribution plan at its location in Canada. The plan covers full time employees and provides for a base employer contribution of 4.5% of salary plus an additional

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) PENSIONS AND RETIREMENT SAVINGS PLAN: (Continued)

matching contribution of 50% of employee contributions up to 5% (for a maximum employer contribution of 7% of salary). The Company's contributions related to these plans for fiscal 2008, 2007 and 2006 totaled approximately $190,000, $159,000 and $166,000, respectively.

  Defined Benefit Plans

        The Company has a defined benefit plan in its Canadian location. Benefits under this plan are based on specified amounts per year of credited service. The Company funds these plans in accordance with the funding requirements of local law and regulations.

        In September 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in its financial statements. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. SFAS No. 158 eliminates the delayed recognition of actuarial gains and losses and prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of SFAS No. 158. The recognition and disclosure requirements were effective for the Company's fiscal year ended October 31, 2007. SFAS No. 158 also requires that plan assets and benefit obligations be measured as of the date of the employer's fiscal year-end statement of financial position.

        The adoption of SFAS No. 158 as of October 31, 2007 required the recognition of previously unrecognized prior service cost and net actuarial losses for Canada and AEP Netherlands (sold in April 2008).

	Pre-SFAS No. 158	SFAS No. 158 Adoption Adjustments	Post-SFAS No. 158
	(in thousands)
Assets:
Deferred income taxes	$—	$368	$368
Liabilities:
Other long-term liabilities	(3,881)	(1,120)	(5,001)
Shareholders' equity:
Accumulated other comprehensive income (loss)	$—	$(752)	$(752)

        SFAS No. 158 does not permit retrospective application.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) PENSIONS AND RETIREMENT SAVINGS PLAN: (Continued)

        The components of the net periodic pension costs for the Canadian defined benefit plan are as follows:

	For the Year Ended October 31,
	2008	2007	2006
	(in thousands)
Service cost	$111	$102	$99
Interest cost	171	139	134
Expected return on assets	(202)	(153)	(121)
Amortization of net actuarial loss (gain)	—	—	11
Amortization of prior service cost	82	64	61

Net periodic pension cost	$162	$152	$184

        Amortization of the prior service cost and net actuarial loss of AEP Netherlands is included in accumulated other comprehensive income through the date of its disposal in April 2008.

        The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2009 are:

(in thousands)
Amortization of prior service cost	$84
Amortization of net actuarial gain	5

Total	$89

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) PENSIONS AND RETIREMENT SAVINGS PLAN: (Continued)

        A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets for the Canadian defined benefit plan is shown below (based on an October 31 measurement date):

	October 31,
	2008	2007
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$3,106	$2,613
Service cost	111	102
Interest cost	171	139
Benefit and expense payments	(40)	(35)
Settlements	—	—
Plan amendments	369	—
Actuarial (gains) losses	(436)	(208)
Foreign currency exchange rate impact	(714)	495

Pension benefit obligation at end of year	$2,567	$3,106
Change in plan assets:
Fair value of plan assets at beginning of year	$3,356	$2,351
Company contributions	378	331
Benefit and expense payments	(40)	(35)
Actual return on plan assets	(587)	184
Foreign currency exchange rate impact	(707)	525

Fair value of plan assets at end of year	$2,400	$3,356

Funded status	$(167)	$250

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(167)	—
Other assets	—	$250
Amounts recognized in the accumulated other comprehensive income (loss):
Prior service cost	$(881)	$(821)
Net actuarial loss	(313)	(21)
Tax	370	286

Net amount recognized, after tax	$(824)	$(556)

Accumulated benefit obligation	$2,564	$3,106

        In May 2008, the Canadian plan was amended to increase the flat benefit multiplier. The increase is being phased-in in three stages. The rate was increased in March 2008, the second increase will be effective March 2009 and the third increase will be effective March 2010. This change is retroactive and was the result of negotiations with the union representing the AEP hourly employees in Canada.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) PENSIONS AND RETIREMENT SAVINGS PLAN: (Continued)

        Investment Policy:

          It is the objective of the plan sponsors to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2008 and 2007 and the target allocation of pension plan assets for fiscal 2009:

	October 31,
			Target Allocation
	2008	2007
Canadian equity securities	29%	31%	34%
International equity securities	31%	30%	25%
Debt securities	36%	36%	36%
Other	4%	3%	5%

Total	100%	100%	100%

          The weighted-average assumptions that were used to determine the Company's benefit obligations as of the measurement date (October 31) were as follows:

	October 31,
	2008	2007	2006
Discount rate	7.3%	5.75%	5.25%
Salary progression rate	0.00%	0.00%	0.00%

          The discount rates used for the defined benefit plans in Canada are based on high quality AA-rated corporate bonds with duration corresponding to the expected durations of the benefit obligations.

          The weighted-average assumptions that were used to determine the Company's net periodic benefit cost were as follows:

	October 31,
	2008	2007	2006
Discount rate	5.75%	5.25%	5.50%
Salary progression rate	0.00%	0.00%	0.00%
Expected long-term rate of return on plan assets	6.25%	6.0%	6.25%

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) PENSIONS AND RETIREMENT SAVINGS PLAN: (Continued)

          The Company expects the following benefit payments to be paid out of the Canada plan for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company's benefit obligation at October 31, 2008 and include estimated future employee service. Payments from the pension plan are made from the plan assets.

(in thousands)
2009	$73
2010	90
2011	99
2012	108
2013	128
Next 5 fiscal years (2014–2018)	864

          The Company expects to contribute a total of approximately $0.3 million to its Canada defined benefit plans during fiscal 2009.

(11) OTHER INCOME (EXPENSE):

        For the years ended October 31, 2008, 2007 and 2006, other income (expense), net in the consolidated statements of operations consists of the following:

	For the Year Ended October 31,
	2008	2007	2006
	(in thousands)
Write-off of FIAP's accumulated foreign currency translation losses	$—	$—	$(7,986)
Foreign currency exchange gains	782	290	14
Interest income	171	249	237
Other miscellaneous	(37)	240	32

Total	$916	$779	$(7,703)

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES:

        The U.S. and foreign components of income (loss) from continuing operations before benefit (provision) for income taxes are as follows:

	For the Year Ended October 31,
	2008	2007	2006
	(in thousands)
U.S.	$(7,359)	$33,930	$47,753
Foreign	2,137	4,164	(3,929)

Total	$(5,222)	$38,094	$43,824

        The benefit (provision) for income taxes from continuing operations is summarized as follows:

	For the Year Ended October 31,
	2008	2007	2006
	(in thousands)
Current:
Federal and State	$450	$(417)	$1,694
Foreign	(400)	(987)	(188)

	50	(1,404)	1,506

Deferred:
Federal and State	8,381	(13,747)	(9,829)
Foreign	103	(66)	(109)

	8,484	(13,813)	(9,938)

Total benefit (provision) for income taxes from continuing operations	$8,534	$(15,217)	$(8,432)

        The U.S. benefit for income taxes for the year ended October 31, 2008 in the above table excludes approximately $2.7 million of provision for income taxes related to $6.9 million of realized foreign currency exchange gains resulting from the repayment of all the intercompany loans received by the U.S. company from its Netherlands' subsidiary. These items were reclassified to discontinued operations in the statement of operations for the year ended October 31, 2008. The U.S. provision for income taxes for the year ended October 31, 2006 in the above table excludes approximately $28.2 million of tax benefits related to worthless stock deductions of certain disposed subsidiaries of the U.S. company taken in the U.S. federal income tax return. The $28.2 million tax benefit had been recorded in the income tax benefit line of the discontinued operations in the consolidated statement of operations for the year ended October 31, 2006. See Note 20 for further discussion.

        Undistributed earnings of the Company's foreign subsidiaries (primarily Canada) of approximately $11.7 million, $13.6 million and $11.7 million for fiscal 2008, 2007 and 2006, respectively, are considered permanently invested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings. It is not practicable to determine the tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES: (Continued)

        The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2008 and 2007 are as follows:

	October 31,
	2008	2007
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$1,115	$926
Inventories	942	1,020
Alternative minimum tax credits carryforwards	5,138	4,791
State net operating loss carryforwards	1,716	1,341
Net operating loss carryforwards	12,805	6,978
Capital loss carryforwards	9,154	5,565
Foreign tax credits carryforwards	4,718	4,718
Other	4,138	2,566

Total gross deferred tax assets	39,726	27,905
Valuation allowance	(16,780)	(14,944)

Total net deferred tax asset	$22,946	$12,961
Deferred tax liabilities:
Depreciation	$(11,296)	$(9,404)
Accrued employee benefits	(277)	(336)
Other	651	785

Total gross deferred tax liabilities	(10,922)	(8,955)

Net deferred tax asset	$12,024	$4,006

        The Company reduced goodwill by approximately $1.4 million each year in fiscal 2008, 2007 and 2006 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging ("BGP") business in fiscal 1996.

        Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards, foreign tax credits carryforwards and foreign operating loss carryforwards to an amount that, based on all available information, is more likely than not to be realized. The net change in the valuation allowance from October 31, 2007 to October 31, 2008 was an increase of $1.8 million. The change included an increase of $3.6 million in capital loss carryforwards resulting from the sale of the Netherlands business during fiscal 2008 which the Company has determined that it is more likely than not that the capital loss carryforward will not be fully utilized in the near future, a decrease of $0.9 million resulting from the expiration of net operating loss carryforwards in Italy, a decrease of $0.2 million relating to the utilization of net operating loss carryforwards in the foreign operations during fiscal 2008, and a decrease of $0.7 million resulting from fluctuations in foreign exchange. The net change in the valuation allowance from October 31, 2006 to October 31, 2007, was a decrease of $1.1 million. The change included a decrease of $2.1 million resulting from the expiration of net operating loss carryforwards in Italy, an increase of $0.4 million for current year net operating losses and additional valuation allowances booked in the current year on certain foreign deferred tax assets and net operating loss carryforwards in which the Company has determined that it is more likely than

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES: (Continued)

not that the carryforwards will not be fully utilized, and an increase of $0.5 million resulting from fluctuations in foreign exchange. Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2008 expire as follows:

	Related Tax Deduction	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
Federal net operating loss	$28,360	$9,927	Fiscal 2026
State net operating loss	37,318	1,716	Fiscal 2009 - 2028
Foreign net operating loss:
Italy	5,967	1,969	Fiscal 2009 - 2011
All other foreign	2,755	909	Indefinite

Total foreign net operating loss	8,722	2,878

Total net operating loss carryforwards	$74,400	$14,521

Capital loss carryforwards:
U.S.	$23,443	$9,124	Fiscal 2010 - 2013
Canada	197	30	Indefinite

Total capital loss carryforwards	$23,640	$9,154

Tax credit carryforwards:
Foreign tax credits	$4,718	$4,718	Fiscal 2012 - 2016
Alternative minimum tax credit	5,138	5,138	Indefinite

Total tax credit carryforwards	$9,856	$9,856

        The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Management believes that it is more likely than not that the Company's deferred tax assets, net of existing valuation allowances, at October 31, 2008 will be realized.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES: (Continued)

        A reconciliation of the (provision) benefit for income taxes on income from continuing operations to that which would be computed at the statutory rate is as follows:

	For the Year Ended October 31,
	2008		2007			2006
	(in thousands, except percentages)
Benefit (provision) at statutory rate	$1,775	34.0%	$(13,333)		(35.0)%	$(15,338)	(35.0)%
CTA write-off related to FIAP (see Note 11)	—	—	—		—	(2,794)	(6.4)%
Worthless stock deduction and liquidation of FIAP	—	—	—		—	7,036	16.1%
Recognition of previously unrecognized tax positions	7,046	134.9%	—		—	—	—
State tax provision, net of federal tax benefit	216	4.1%	(1,727	)(a)	(4.5)%	(91)	(0.2)%
Tax refund related to excess non-resident withholding tax payments in New Zealand	—	—	—		—	1,018	2.3%
True-up of prior year tax returns	(246)	(4.7)%	170		0.5%	(124)	(0.3)%
Release of excess taxes payable	—	—	—		—	1,840	4.2%
Other, net	(257)	(4.9)%	(327)		(0.9)%	21	0.1%

Benefit (provision) for income taxes from continuing operations	$8,534	163.4%	$(15,217)		(39.9)%	$(8,432)	(19.2)%

(a)
No federal tax benefit recognized in fiscal 2007 as the U.S. company was not in a state tax paying position.

        As with most companies, the Company's income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding tax filing positions, including the timing and amount of deductions taken. At any time, multiple tax years are subject to audit by various tax authorities. A number of years may elapse before a particular tax position, for which a reserve has been established, is audited and fully resolved. When the actual result of a tax settlement differs from the Company's estimated reserve for a tax position, the Company adjusts the tax contingency reserve and income tax provision. For purposes of intraperiod allocation, the Company includes changes in reserves for uncertain tax positions related to discontinued operations in continuing operations.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES: (Continued)

        The adoption of FIN 48 as of November 1, 2007 had the following effect on the Company's consolidated financial statements (after reclassing AEP Netherlands to discontinued operations):

	Balances at October 31, 2007	FIN 48 Adoption Adjustments	Balances at November 1, 2007
	(in thousands)
Assets:
Deferred income taxes	$6,091	$500	$6,591
Liabilities:
Accrued expenses	$21,603	$(800)	$20,803
Other long-term liabilities	$2,162	$1,300	$3,462

        As of November 1, 2007, the date of adoption, the Company's unrecognized tax benefits for uncertain tax positions were $7.5 million, which primarily related to the abandonment of the Company's investment in its French subsidiary in 2005 and expenses related to the Company's sale of its Asia-Pacific subsidiaries in 2005, all of which, if recognized would favorably affect the effective income tax rate in future periods. The Company would have used tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. During the fourth quarter of fiscal 2008, the Internal Revenue Service completed their examination of the Company's United States income tax returns for the fiscal years 2005 and 2006 and have accepted the tax returns as filed. The recognition of previously unrecognized tax benefits arising from the effective settlement of the IRS examination amounted to $7.0 million and an additional $0.5 million resulted from the lapse of the statute of limitations for fiscal 2004. The total unrecognized tax benefits were reduced by $7.5 million. The remaining $22,000 of unrecognized tax benefits has been reserved and is included in other long term liabilities on the consolidated balance sheet at October 31, 2008.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in thousands)
Balance at November 1, 2007	$7,528
Additions based upon tax positions related to the current year	40
Reductions:
Settlements (Completion of IRS examination)	(7,046)
Lapse of applicable statute	(500)

Balance at October 31, 2008	$22

        Included in the unrecognized tax benefits above is approximately $80,000 and $2,800 of accrued interest related to uncertain tax positions at November 1, 2007 and October 31, 2008, respectively. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES: (Continued)

        The Company files income tax returns in the U.S. federal jurisdiction, fourteen U.S. states and various foreign jurisdictions. As discussed above, during the fourth quarter of 2008 the Internal Revenue Service completed their examination for the fiscal years 2006 and 2005 and has accepted the tax returns as filed. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2003 through 2007 remain open and subject to examination by the governmental agencies in the Company's various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

        Cash paid for income taxes during fiscal 2008, 2007 and 2006 was approximately $1.6 million, $1.2 million and $1.6 million, respectively. No taxes were paid by the Company's discontinued operations for the three years ended October 31, 2008.

(13) LEASE COMMITMENTS:

        The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through February 28, 2015. Rental expense under all leases was $5.1 million, $4.5 million and $4.9 million for fiscal 2008, 2007 and 2006, respectively.

        Under the terms of capital leases and noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the years ending October 31,	Operating Leases
2009	$5,136
2010	4,444
2011	2,742
2012	2,527
2013	2,371
Thereafter	4,466

Total minimum lease payments	$21,686

        The amounts contained in the above table include the operating leases of Atlantis assumed by the Company.

(14) COMMITMENTS AND CONTINGENCIES:

  Claims and Lawsuits:

        The Company and its subsidiaries are subject to claims and lawsuits which arise in the ordinary course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. Included in general and administrative expenses for the year ended October 31, 2008 is a payment of approximately $1.6 million, excluding professional fees, related to a commercial dispute.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) COMMITMENTS AND CONTINGENCIES: (Continued)

  Employment Contracts:

        On May 9, 2005, the Company entered into employment agreements with each of the following executives of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements were effective as of November 1, 2004 and have an initial term of three years and can be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. All contracts were extended for a one-year term effective November 1, 2008. The employment agreements also include terms relating to severance upon termination or a change of control, confidentiality, non-competition, non-solicitation and other customary provisions.

        On November 1, 2008, the Company entered into an employment agreement with Linda N. Guerrera, the Company's Vice President and Controller. The terms of the agreement are the same as discussed above.

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

(15) QUARTERLY FINANCIAL DATA (UNAUDITED):

        In April 2008, the Company completed the sale of its Netherlands operation. The Netherlands operation was a component of the Company's consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. As a result, current year and prior year quarterly amounts related to the Netherlands operation have been reclassified to discontinued operations and are included as such in the amounts below.

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2008
Net sales	$173,698	$181,203	$207,020	$200,310
Gross profit	$27,838	$22,341	$18,061	$28,582
Income (loss) from continuing operations	$1,621	$(3,287)	$(4,734)	$9,712
Income (loss) from discontinued operations	$359	$8,810	$(38)	$(199)
Net income (loss)	$1,980	$5,523	$(4,772)	$9,513
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$0.24	$(0.48)	$(0.70)	$1.44

Income (loss) from discontinued operations	$0.05	$1.29	$(0.01)	$(0.03)

Net income (loss) per common share	$0.29	$0.81	$(0.71)	$1.41

Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$0.23	$(0.48)	$(0.70)	$1.43

Income (loss) from discontinued operations	$0.05	$1.29	$(0.01)	$(0.03)

Net income (loss) per common share	$0.29	$0.81	$(0.71)	$1.40

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) QUARTERLY FINANCIAL DATA (UNAUDITED): (Continued)

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2007
Net sales	$151,608	$158,273	$173,812	$182,625
Gross profit	$41,432	$32,932	$32,407	$32,381
Income from continuing operations	$10,124	$5,127	$3,674	$3,952
Income from discontinued operations	$568	$1,026	$1,103	$4,478
Net income	$10,692	$6,153	$4,777	$8,430
Basic Earnings per Common Share:
Income from continuing operations	$1.28	$0.65	$0.50	$0.58

Income from discontinued operations	$0.07	$0.13	$0.15	$0.65

Net income per common share	$1.35	$0.78	$0.65	$1.23

Diluted Earnings per Common Share:
Income from continuing operations	$1.25	$0.64	$0.49	$0.57

Income from discontinued operations	$0.07	$0.13	$0.15	$0.64

Net income per common share	$1.33	$0.77	$0.63	$1.21

        Earnings per share are computed independently for each of the quarters presented.

(16) SEGMENT INFORMATION:

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. As of October 31, 2008, the Company operates in the United States and Canada. In April 2008, the Company completed the sale of its subsidiary in the Netherlands, a primary component of the Company's former European geographical area. As a result of the sale, the Company no longer has any operations outside of the United States and Canada. The geographical assets and operating results reported within the Pacific operations primarily represent tax refunds and intercompany interest income in the Company's New Zealand subsidiary. Parts of the Company's former Pacific operations, including the Australian land and building held in Sydney, Australia, and European operations have been classified as discontinued operations. See Note 20 for further discussion.

        Income from operations includes all costs and expenses directly related to the geographical area, including intercompany interest income and expense. Identifiable assets are those used in the operations of those geographical areas.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT INFORMATION: (Continued)

        Information about the Company's operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2008, 2007 and 2006, respectively, is as follows:

	North America
					Discontinued Operations
	United States	Canada	Europe	Pacific		Total
	(in thousands)
2008
Sales—external customers	$695,829	$66,402	$—	$—	$—	$762,231
Intercompany sales	33,727	633	—	—	—	34,360
Gross profit	86,412	10,410	—	—	—	96,822
Operating income (loss) from continuing operations	7,117	2,471	50	(45)	—	9,593
Interest income	63	88	—	20	—	171
Interest expense	15,681	50	—	—	—	15,731
Depreciation and amortization	13,392	320	—	—	—	13,712
Benefit (provision) for income taxes	8,831	(297)	—	—	—	8,534
Net income	1,472	1,241	131	468	8,932	12,244
Provision for losses on accounts receivable and inventories	973	116	—	—	—	1,089
Geographical area assets	370,030	20,001	166	193	450	390,840
Goodwill	7,720	3,174	—	—	—	10,894
Capital expenditures	27,635	349	—	—	—	27,984

	North America
					Discontinued Operations
	United States	Canada	Europe	Pacific		Total
	(in thousands)
2007
Sales—external customers	$606,388	$59,930	$—	$—	$—	$666,318
Intercompany sales	29,675	875	—	—	—	30,550
Gross profit	126,758	12,394	—	—	—	139,152
Operating income (loss) from continuing operations	47,481	5,526	(49)	(92)	—	52,866
Interest income	91	82	—	76	—	249
Interest expense	15,494	57	—	—	—	15,551
Depreciation and amortization	13,569	325	—	—	—	13,894
Provision for income taxes	(14,164)	(1,020)	—	(33)	—	(15,217)
Net income (loss)	19,766	2,749	(60)	422	7,175	30,052
Provision for losses on accounts receivable and inventories	267	72	—	—	—	339
Geographical area assets	248,894	22,763	154	238	56,743	328,792
Goodwill	9,099	3,174	—	—	—	12,273
Capital expenditures	14,082	182	—	—	—	14,264

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT INFORMATION: (Continued)

	North America
					Discontinued Operations
	United States	Canada	Europe	Pacific		Total
	(in thousands)
2006
Sales—external customers	$642,188	$55,045	$—	$—	$—	$697,233
Intercompany sales	26,842	809	—	—	—	27,651
Gross profit	140,166	11,070	—	—	—	151,236
Operating income (loss) from continuing operations	60,620	5,103	1,319	(78)	—	66,964
Interest income	175	44	4	14	—	237
Interest expense	15,199	238	—	—	—	15,437
Depreciation and amortization	12,250	374	—	—	—	12,624
Write-off of FIAP's accumulated foreign currency translation losses	—	—	(7,986)	—	—	(7,986)
(Provision) benefit for income taxes	(8,135)	(1,315)	—	1,018	—	(8,432)
Net income (loss)	39,618	2,429	(7,328)	673	27,537	62,929
Provision for losses on accounts receivable and inventories	314	180	—	—	—	494
Geographical area assets	256,947	18,774	237	1,672	58,450	336,080
Goodwill	9,755	3,174	—	—	—	12,929
Capital expenditures	34,477	45	—	—	—	34,522

        Net sales by product line are as follows:

	For the Year Ended October 31,
	2008	2007	2006
	(in thousands)
Custom films	$354,628	$299,939	$327,204
Stretch (pallet) wrap	184,516	166,070	168,680
Polyvinyl chloride wrap	88,672	81,803	84,113
Printed and converted films	10,006	7,974	5,017
Other specialty	124,409	110,532	112,219

Total	$762,231	$666,318	$697,233

        No single customer accounted for more than 10% of net sales in any year.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

        The accumulated balances at October 31, related to each component of accumulated other comprehensive income (loss) are as follows:

	2008	2007	2006
	(in thousands)
Foreign currency translation adjustments	$(85)	$11,620	$9,855
Minimum pension liability, net of tax	—	—	(165)
Adjustment to initially apply SFAS No. 158 in 2007, net of tax	—	(752)	—
Unrecognized prior service cost and actuarial losses related to Canadian pension plan, net of tax	(824)	—	—

Total accumulated other comprehensive income (loss)	$(909)	$10,868	$9,690

        The accumulated other comprehensive loss related to the Company's pension plans is net of tax benefits of $0.4 million, $0.4 million and $0.1 million at October 31, 2008, 2007 and 2006, respectively.

        The sale of AEP Netherlands in April 2008 resulted in the reclassification of AEP Netherlands' accumulated foreign currency translation gains into income in the amount of $2.3 million ($2.4 million which existed at October 31, 2007), $6.9 million of realized foreign currency exchange gains ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), and the write-off of $0.2 million of unamortized prior service cost and actuarial losses.

(18) RELATED PARTY TRANSACTIONS:

        During fiscal 2008, 2007 and 2006, $131,074, $120,267 and $334,476, respectively, was paid to Warshaw, Burstein Cohen, Schlesinger and Kuh, LLP the Company's outside legal firm in which Paul E. Gelbard, a member of the Board of Directors, is of counsel.

        During fiscal 2008, 2007 and 2006, $80,944, $99,313 and $84,934, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer, for the production of the Company's Annual Report and the production of marketing brochures.

        During fiscal 2008, 2007 and 2006, $90,292, $69,796 and $29,987, was paid to Omni Products, a company owned by the cousin of the Chief Executive Officer, for printing costs.

        On September 1, 2008, the brother of the Executive Vice President, Sales and Marketing, became a partner in Allstate Poly, a distributor. From September 1, 2008 to October 31, 2008, the Company sold $92,774 to Allstate Poly and from November 1, 2007 to August 31, 2008, the Company sold $538,152 to Allstate Poly.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) ASSETS HELD FOR SALE

        During fiscal 2006, the Company completed the sale of various assets held for sale. On June 1, 2006, the Company completed the sale of its land and building in its Gainesville, Texas plant. Net proceeds from the sale were $3.5 million. The Company recorded a loss on the disposal of the Gainesville land and building of $69,000 and is included in gain (loss) on sales of property, plant and equipment, net in the consolidated statements of operations for fiscal 2006. On April 25, 2006, the Company completed the sale of its Edmonton (Canada) plant. Net proceeds from the sale were $0.8 million, after decommissioning and sale costs. No gain or loss was recorded. On January 31, 2006, the Company completed the sale of its land and building in its FIAP (Italy) operation. The Company received net proceeds, after costs to sell, of $7.1 million. The Company also received from the buyer approximately $1.4 million, representing the value added tax portion of the sale which was remitted by FIAP to the tax authorities during the Company's quarterly tax filings in May 2006. The Company recorded a gain on the sale of the land and building during fiscal 2006 of approximately $1.4 million, which is included in gain (loss) on sales of property, plant and equipment, net in the consolidated statements of operations for fiscal 2006.

(20) DISCONTINUED OPERATIONS

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

        In connection with the sale of AEP Netherlands, the Company recorded a $10.7 million pre-tax gain on disposition from discontinued operations during the second quarter of fiscal 2008, including a $1.5 million pre-tax gain on sale of shares of AEP Netherlands, $6.9 million of realized foreign currency exchange gains ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), and the reclassification of AEP Netherlands' accumulated foreign currency translation gains into income in the amount of $2.3 million.

        The sale of AEP Netherlands, however, resulted in a taxable loss in which the Company provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. The Company determined that it is more likely than not that this carryforward will not be utilized.

United Kingdom

        During the fourth quarter of fiscal 2006, the Company initiated steps to liquidate its United Kingdom ("UK") operations, a component of the Company's European geographical area that sold polyvinyl chloride film in the UK market. During fiscal 2006, the Company recorded a $2.2 million impairment charge against the assets of the UK company and a $2.4 million liability related to funding of the UK's defined contribution plan, which was included in loss from discontinued operations for that

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) DISCONTINUED OPERATIONS (Continued)

period. The liability was an estimate and was based on advice obtained from outside counsel on the extent of the Company's pension liability to the previous employees of the UK company.

        The U.S. company repaid in November 2006 its intercompany loan to the UK operations in the amount of $2.4 million. The monies are being held in escrow awaiting transfer to the UK Pension Protection Fund to fund the UK defined contribution plan and are included in assets of discontinued operations on the consolidated balance sheet at October 31, 2007. All interest earned on the escrow account, also included in assets of discontinued operations on the consolidated balance sheets, is restricted and can only be used to fund the defined contribution plan.

        During October 2008, the liquidation of the UK operations was completed with 1.3 million British Pounds (approximately $2.1 million) being paid to the trustees of the pension scheme in full and final settlement. There are no further liabilities of the UK company. The final settlement of the pension liabilities (which was fully funded with restricted cash in the UK company) constituted a substantial liquidation of the Company's investment in the UK and as a result, the accumulated foreign currency translation losses of the Company's UK subsidiary of $0.4 million were reclassified into income (loss) from discontinued operations in the consolidated statement of operations during fiscal 2008, in accordance with SFAS No. 52.

Spain

        During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. The Spanish subsidiary, a component of the Company's European geographical area, manufactured a range of products in PVC stretch film, primarily for the automatic and manual wrapping of fresh food and for catering film use. As a result of the completion of the liquidation, the Company took a $23.0 million worthless stock deduction on its fiscal 2006 U.S. federal income tax return, which resulted in the recognition of an $8.8 million income tax benefit in discontinued operations during the fourth quarter of fiscal 2006. The deferred tax asset associated with this tax benefit was recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S.

        The Spanish liquidation committee met in February 2007 and approved the final allocation of Spain's assets. The U.S. company received $0.5 million and $0.8 million during fiscal 2008 and 2007, respectively, as partial repayment of intercompany loans. Final dissolution of the Company has been delayed but is expected to conclude in early fiscal 2009, after all settlements have been made. Included in income from discontinued operations in the consolidated statements of operations for fiscal 2008 is $0.3 million of income resulting from the return of a deposit held for a tax assessment currently being appealed. The asset had been previously fully reserved as the Company believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under its Credit Facility. The Company does not believe it will need to perform under this standby letter of credit.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) DISCONTINUED OPERATIONS (Continued)

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

        In May 2006, the Company liquidated its remaining interest in AEP Industries (Australia) Pty Limited for U.S. tax purposes by making a "check-the-box" election to treat the subsidiary as a disregarded entity for U.S. federal income tax purposes. As a result of the election, the Company took a $24.9 million worthless stock deduction on its U.S. federal income return, which resulted in the recognition of a $9.5 million income tax benefit on the discontinued operations for the fiscal year ended October, 31, 2006. The deferred tax asset associated with this tax benefit was recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. Prior to recording this worthless stock deduction, the Company had not recognized a tax benefit for the impairment loss of the Australian operations as management believed it was more likely than not that the Company's tax benefits would not be realized.

        On August 23, 2007, the Company completed the sale of its land and building in Sydney, Australia. Net proceeds, after commissions and other costs to sell, were $7.8 million. The sale constituted a substantial liquidation of the Company's investment in Australia and as a result, the accumulated foreign currency translation gains of the Company's Australian subsidiary of $2.5 million were reclassified into income (loss) from discontinued operations in the consolidated statement of operations during fiscal 2007, in accordance with SFAS No. 52.

Bordex

        The sale of all the Company's equity interest in AEP Bordex BV, a distribution facility in the Netherlands and component of the Company's European segment was completed on July 28, 2006 to a French supplier. Net proceeds from the sale, after all costs to sell, was $0.9 million and was subject to closing balance sheet adjustments. The Company recorded a gain from disposition through discontinued operations of $0.1 million in fiscal 2006 resulting primarily from an increase in the sale price from the original estimate. Final closing balance sheet adjustments were settled during the fourth quarter of fiscal 2007 and amounted to $29,000 in additional income, which is included in the gain on disposition in the discontinued operations in the statement of operations for fiscal 2007.

Belgium

        On February 28, 2006, the Company completed its divestiture of its Belgium operations, a component of the Company's European segment that manufactures specialty film for food packaging, primarily for the cheese market with innerwrap for processed cheese and overwraps for processed and natural cheese. As a result of the divestiture, the Company took a $25.7 million worthless stock

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) DISCONTINUED OPERATIONS (Continued)

deduction on its U.S. federal income tax return, which resulted in the recognition of a $9.9 million income tax benefit on the discontinued operations for fiscal 2006. The deferred tax asset associated with this tax benefit was recorded in current deferred income taxes in the consolidated balance sheet at October 31, 2006 and has been partially utilized to offset taxable income of the U.S. Additionally, the accumulated foreign currency translation losses of $4.0 million had been reclassified from liabilities of discontinued operations (previously included in the impairment losses recorded in fiscal 2005) to accumulated comprehensive income (loss) during fiscal 2006.

        Condensed financial information related to these discontinued operations is as follows:

For the Year Ended October 31, 2008	Netherlands	Spain	UK	Total
	(in thousands)
Net sales	$56,238	$—	$—	$56,238
Gross profit	5,436	—	—	5,436
Income (loss) from operations	865	361	(328)	898
Gain on disposal	10,708	—	—	10,708
Provision for income taxes	(2,674)	—	—	(2,674)

Income (loss) from discontinued operations	$8,899	$361	$(328)	$8,932

For the Year Ended October 31, 2007	Netherlands	Spain	Australia	New Zealand	Bordex	UK	Total
	(in thousands)
Net sales	$119,697	$—	$—	$—	$—	$—	$119,697
Gross profit	12,261	—	—	—	—	—	12,261
Pre-tax income (loss) from operations	3,059	40	3,328	321	—	(32)	6,716
Gain on disposition	—	—	430	—	29	—	459
Benefit for income taxes	—	—	—	—	—	—	—

Income (loss) from discontinued operations	$3,059	$40	$3,758	$321	$29	$(32)	$7,175

For the Year Ended October 31, 2006	Netherlands	Spain	Australia	Bordex	UK	Belgium	Total
	(in thousands)
Net sales	$104,876	$—	$—	$12,960	$—	$7,561	$125,397
Gross profit	10,476	—	—	2,098	—	967	13,541
Pre-tax income (loss) from operations before impairment charges	1,872	(149)	1,503	245	(2,778)	140	833
Impairment charges	—	—	—	—	(2,165)	—	(2,165)

Pre-tax income (loss) from operations	1,872	(149)	1,503	245	(4,943)	140	(1,332)
Gain (loss) on disposition		572	—	124	—	(43)	653
Benefit for income taxes	—	8,801	9,534	—	—	9,881	28,216

Income (loss) from discontinued operations	$1,872	$9,224	$11,037	$369	$(4,943)	$9,978	$27,537

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) DISCONTINUED OPERATIONS (Continued)

        Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2008:

Spain
(in thousands)
Assets:
Cash	$450

Total assets	450

Liabilities:
Accounts payable	317

Total liabilities	$317

        Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2007:

	Netherlands	Spain	UK	Total
		(In thousands)
Assets:
Cash	$104	$881	$—	$985
Accounts receivable	15,123	—	—	15,123
Inventories	11,431	—	—	11,431
Machinery and Equipment	20,356	—	—	20,356
Goodwill	3,280	—	—	3,280
Other assets	2,758	—	2,810	5,568

Total assets	$53,052	$881	$2,810	$56,743

Liabilities:
Bank Borrowings	$11,505	$—	$—	$11,505
Accounts payable	7,829	590	—	8,419
Accrued expenses and liabilities	10,636	—	2,941	13,577

Total liabilities	$29,970	$590	$2,941	$33,501

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE:

  II Valuation and Qualifying Accounts

        Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED OCTOBER 31, 2008

(in thousands)

	Balance at Beginning of Year	Atlantis Acquisition	Additions (Reversals) Charged to Operations	Deductions From Reserves	Other (1)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2008:
Allowance for doubtful accounts	$2,267	$597	$1,071	$448	$(53)	$3,434
Inventories	$7	$790	$18	$—	$(4)	$811
YEAR ENDED OCTOBER 31, 2007:
Allowance for doubtful accounts	$3,190	$—	$339	$1,291	$29	$2,267
Inventories	$30	$—	$—	$25	$2	$7
YEAR ENDED OCTOBER 31, 2006:
Allowance for doubtful accounts	$3,531	$—	$471	$851	$39	$3,190
Inventories	$7	$—	$23	$—	$—	$30

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

AEP INDUSTRIES INC.
Dated: January 27, 2009	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AEP INDUSTRIES INC.
Dated: January 27, 2009	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Dated: January 27, 2009	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Chief Financial Officer and Director (principal financial officer)
Dated: January 27, 2009	By:	/s/ LINDA N. GUERRERA Linda N. Guerrera Vice President, Controller (principal accounting officer)
Dated: January 27, 2009	By:	/s/ LAWRENCE R. NOLL Lawrence R. Noll Director

Dated: January 27, 2009	By:	/s/ KENNETH AVIA Kenneth Avia Director
Dated: January 27, 2009	By:	/s/ ROBERT T. BELL Robert T. Bell Director
Dated: January 27, 2009	By:	/s/ RICHARD E. DAVIS Richard E. Davis Director
Dated: January 27, 2009	By:	/s/ FRANK P. GALLAGHER Frank P. Gallagher Director
Dated: January 27, 2009	By:	/s/ PAUL E. GELBARD Paul E. Gelbard Director
Dated: January 27, 2009	By:	/s/ LEE C. STEWART Lee C. Stewart Director

INDEX TO EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number		Filing date
**2.1	Share Purchase Agreement, dated April 4, 2008, by and among AEP Industries Inc., and Euro-M Flexible Packaging S.A. and Ghlin S.r.L		8-K		2.1		04/10/08
**2.2	Asset Purchase Agreement, dated August 9, 2008, by and among Atlantis Plastics, Inc, Atlantis Plastics Films, Inc., and Linear Films, Inc. and AEP Industries Inc.		8-K		2.1		08/12/08
3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the "Company")		10-Q	04/30/97	3	(a)	06/13/97
3.2	Third Amended and Restated By-Laws of the Company		8-K		10.2		11/06/07
4.1	Indenture (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and The Bank of New York, as trustee		8-K		4.1		03/22/05
4.2	Registration Rights Agreement (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and the security holders named therein		8-K		4.2		03/22/05
**4.3	Amended and Restated Loan and Security Agreement, dated October 30, 2008, by and among the Company, Wachovia Bank N.A., as Agent, and the financial institutions party thereto		8-K		4		11/05/08
*10.1	Amended and Restated 2005 Stock Option Plan of the Company	X
*10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1		06/20/06
*10.3	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, for 409A compliance	X
*10.4	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4		05/10/06
*10.5	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5		05/10/06
*10.6	2005 Employee Stock Purchase Plan of the Company		S-8 (No. 333-121711)		4.1		12/29/04

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number		Filing date
*10.7	1995 Stock Option Plan of the Company		S-8, (No. 33-58747)		4		04/21/95
*10.8	Form of Management Incentive Plan of the Company		Schedule 14A		Annex A		02/27/08
*10.9	Summary of Non-Employee Director Compensation		8-K		10.2		05/10/06
10.10	Lease, dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P.		10-K	10/31/90	10	(aa)	01/29/91
*10.11	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba		8-K		10.1		05/13/05
*10.12	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney		8-K		10.2		05/13/05
*10.13	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers		8-K		10.3		05/13/05
*10.14	Employment Agreement, effective as of November 1, 2004, between the Company and David J. Cron		8-K		10.4		05/13/05
*10.15	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K		10.5		05/13/05
*10.16	Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll		8-K		10.6		05/13/05
*10.17	Employment Agreement, effective as of November 1, 2008, between the Company and Linda N. Guerrera	X
*10.18
	Form of Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante and Linda N. Guerrera, for 409A compliance, effective December 2008	X
10.19	Asset Sale Agreement, dated April 19, 2005, among AEP Industries (Australia) Pty Limited and AEP Industries (NZ) Limited, as vendors, Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, as purchasers and the Company, as guarantor		8-K		10.1		05/06/05
21	List of subsidiaries of the Company at January 27, 2009	X

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number	Filing date
23	Consent of KPMG LLP	X
24	Power of Attorney (set forth on signature page)	X
31.1	Section 302 Certification—CEO	X
31.2	Section 302 Certification—CFO	X
32.1	Section 906 Certification—CEO	X
32.2	Section 906 Certification—CFO	X

*
A management contract or compensatory arrangement required to be filed.

**
The schedules and appendices to the foregoing have been omitted. A copy of any omitted schedule or appendix will be furnished to the Securities and Exchange Commission supplementally upon request