Form 10-Q
period 2009-01-31
AEP INDUSTRIES INC
filed 2009-03-12
CIK 785787

Use these links to rapidly review the document
AEP INDUSTRIES INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2009
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

        The number of outstanding shares of the registrant's common stock, $0.01 par value, as of March 9, 2009 was 6,773,792.

 AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2009	October 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$414	$224
Accounts receivable, less allowance for doubtful accounts of $5,565 and $3,434 in 2009 and 2008, respectively	68,562	102,579
Inventories, net	77,943	78,020
Deferred income taxes	7,027	12,427
Other current assets	7,494	12,683
Assets of discontinued operations	454	450

Total current assets	161,894	206,383

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $245,467 in 2009 and $241,372 in 2008	165,530	164,305
GOODWILL	10,548	10,894
INTANGIBLE ASSETS	3,479	3,353
DEFERRED INCOME TAXES	—	925
OTHER ASSETS	4,999	4,980

Total assets	$346,450	$390,840

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$623	$1,826
Accounts payable	56,496	74,691
Accrued expenses	22,338	23,762
Liabilities of discontinued operations	319	317

Total current liabilities	79,776	100,596
LONG-TERM DEBT	211,394	247,329
DEFERRED TAX LIABILITY	2,007	1,328
OTHER LONG-TERM LIABILITIES	1,297	1,447

Total liabilities	294,474	350,700

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 10,933,892 and 10,909,659 shares issued in 2009 and 2008, respectively	109	109
Additional paid-in capital	106,305	105,808
Treasury stock at cost, 4,160,158 shares in 2009 and 2008, respectively	(129,682)	(129,682)
Retained earnings	76,939	64,814
Accumulated other comprehensive loss	(1,695)	(909)

Total shareholders' equity	51,976	40,140

Total liabilities and shareholders' equity	$346,450	$390,840

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2009	2008
NET SALES	$180,212	$173,698
COST OF SALES	132,128	145,860

Gross profit	48,084	27,838
OPERATING EXPENSES
Delivery	9,108	8,530
Selling	9,034	7,982
General and administrative	5,373	4,924

Total operating expenses	23,515	21,436

Operating income	24,569	6,402
OTHER INCOME (EXPENSE):
Interest expense	(4,348)	(4,046)
Other, net	(204)	366

Income from continuing operations before provision for income taxes	20,017	2,722
PROVISION FOR INCOME TAXES	7,892	1,101

Income from continuing operations	12,125	1,621
DISCONTINUED OPERATIONS:
Income from discontinued operations	—	359
Income tax provision	—	—

Income from discontinued operations	—	359

Net income	$12,125	$1,980

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.79	$0.24

Income from discontinued operations	—	$0.05

Net income per common share	$1.79	$0.29

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.79	$0.23

Income from discontinued operations	—	$0.05

Net income per common share	$1.79	$0.29

	For the Three Months Ended January 31,
	2009	2008
Consolidated Statements of Other Comprehensive Income:
Net income	$12,125	$1,980
Other comprehensive income (loss):
Foreign currency translation adjustments	(801)	(203)
Amortization of prior service cost, net of tax (including $17 for the three months ended January 31, 2008 related to AEP Netherlands)	15	29

Comprehensive income	$11,339	$1,806

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,125	$1,980
Income from discontinued operations	—	359

Income from continuing operations	12,125	1,621
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,624	3,368
Change in LIFO reserve	(29,748)	7,794
Amortization of debt fees	278	213
Provision for losses on accounts receivable and inventories	301	547
Change in deferred income taxes	7,366	655
Share-based compensation income	(26)	(42)
Changes in operating assets and liabilities:
Decrease in accounts receivable	33,511	3,146
Decrease (increase) in inventories	28,256	(35,301)
Decrease (increase) in other current assets	5,628	(1,719)
(Increase) decrease in other assets	(572)	4
(Decrease) increase in accounts payable	(18,156)	4,246
Decrease in accrued expenses	(1,570)	(2,673)
Increase (decrease) increase in other long-term liabilities	40	(11)

Net cash provided by (used in) operating activities	42,057	(18,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,142)	(5,281)
Net working capital true-up related to Atlantis acquisition	1,479	—
Net proceeds from dispositions of property, plant and equipment	150	—

Net cash used in investing activities	(4,513)	(5,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of Credit Facility	(35,800)	24,500
Repayments of Pennsylvania Industrial Loans	(119)	(95)
Net repayments of foreign debt	(1,205)	—
Other	—	(265)
Buyback of common stock	—	(1,223)
Proceeds from exercise of stock options	19	24
Proceeds from issuance of common stock	321	308

Net cash (used in) provided by financing activities	(36,784)	23,249

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	2,111
Net cash used in investing activities	—	(64)
Net cash used in financing activities	—	(1,737)
Effects of exchange rate changes on cash in discontinued operations	—	(120)

Net cash provided by discontinued operations	—	190

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(570)	50

Net increase in cash	190	56
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224	546

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$414	$602

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid by continuing operations during the period for interest	$527	$341

Cash paid by discontinued operations during the period for interest	—	$263

Cash paid by continued operations during the period for income taxes	$112	$323

Working capital true-up yet to be received related to Atlantis acquisition	$569	—

Equipment financed through buyout of operating lease deposit	$58	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

        The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2009, the consolidated results of operations for the three months ended January 31, 2009 and 2008, and consolidated cash flows for the three months ended January 31, 2009 and 2008, respectively, have been made. The consolidated results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the full year.

        The consolidated financial information included herein has been prepared by the Company, without audit, for filing with the U.S. Securities and Exchange Commission (the "Commission") pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, pension obligations, income taxes, including assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, impairment of long-lived assets and intangibles, including goodwill, acquisitions, and costs associated with the restructuring of the Atlantis plants. Management bases its estimates and judgments on historical experience and various other factors, including the current economic environment, which it believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Volatility in the credit, equity, and foreign currency markets and in the world markets for petroleum and natural gas, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes to estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, as necessary.

        Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2008, filed with the Commission on January 27, 2009.

        Certain prior period amounts related to the discontinued operations of the Company's Netherlands subsidiary (see Note 10) have been reclassified from continuing operations to discontinued operations.

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

        The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2009	2008
Weighted average common shares outstanding:
Basic	6,754,905	6,850,433
Effect of dilutive securities:
Options to purchase common stock	30,363	91,027

Diluted	6,785,268	6,941,460

        At January 31, 2009 and 2008, the Company had 120,780 and 38,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company's average stock price.

(3) Atlantis Plastics Films Acquisition

        On October 30, 2008, the Company completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries ("Atlantis") for a purchase price of $99.2 million in cash, before expenses of approximately $1.5 million. The net assets acquired included approximately $56.8 million of net working capital. The purchase price was subject to a post-closing net working capital true-up of no more than plus or minus $2.5 million. The acquisition was conducted under the supervision of the United States Bankruptcy Court for the Northern District of Georgia-Atlanta Division in connection with Atlantis' voluntary petition for Chapter 11 protection. All pre-petition liabilities were excluded from the acquisition. The purpose of the acquisition was to synergistically complement the Company's existing businesses. The $6.1 million deposit previously funded by the Company in August 2008 into escrow was paid to the seller, and the Company funded the remaining purchase price with $70.1 million under its revolving credit facility and $23.0 million with cash on hand. Concurrently with the acquisition of Atlantis, the Company entered into an amendment to its existing Credit Facility (see Note 6 for further discussion).

        During the first quarter of fiscal 2009, the Company settled the net working capital true-up with Atlantis. The Company received $1.5 million on January 29, 2009 and $0.6 million is expected to be received in March 2009; the latter of which is included in other current assets on the consolidated balance sheet at January 31, 2009. The full $2.1 million has been reflected as a reduction in the purchase price bringing the adjusted purchase price to $98.7 million after expenses.

        Pursuant to the purchase method of accounting, in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"), the total adjusted purchase price of $98.7 million (adjusted for the $2.1 million in net working capital true-up) is allocated to the tangible and identifiable intangible assets

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Atlantis Plastics Films Acquisition (Continued)

acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and AEP may adjust the preliminary purchase price allocation after obtaining more information regarding liabilities assumed and revising preliminary estimates. Concurrently with the closing of the Atlantis acquisition, the Company initiated the first step in a Board-approved plan to realign and reorganize the Atlantis business, including commencement of shutting down Atlantis' Fontana, California plant, which manufactured stretch films. At this time, the Company is unable to estimate the costs associated with a restructuring of the Atlantis business, other than the approximately $50,000 of severance already paid to the employees of the Atlantis Fontana, California plant. The Company expects to complete its plan to reorganize and realign the Atlantis operations within fiscal 2009. The purchase price allocation will be finalized in fiscal 2009.

        The following table represents the preliminary purchase price and related allocation to the estimated fair values of the assets acquired and liabilities assumed, after proportionately allocating the negative goodwill resulting from the transaction to property, plant and equipment and intangible assets in accordance with SFAS No. 141. The revised allocation reflects the reduction of the purchase price due to the net working capital true-up of $2.1 million and related allocation.

	Revised Allocation At January 31, 2009	Preliminary Allocation At October 31, 2008
Cash paid for certain assets and liabilities of Atlantis Plastics Films	$97,228	$99,276
Estimated acquisition costs	1,481	1,481

Total purchase price	98,709	100,757

Assets acquired and liabilities assumed:
Accounts receivable	31,940	30,599
Allowance for doubtful accounts	(2,233)	(597)

Accounts receivable, net	29,707	30,002
Inventories, net	22,533	24,041
Other current assets	9,180	9,193
Deferred income taxes (current)	421	424
Property, plant and equipment	40,661	40,857
Deferred income taxes (long term)	1,263	1,261
Other assets	616	616
Intangible assets (including $1.0 million option to purchase property)	3,353	3,158
Accounts payable	(2,098)	(2,098)
Accrued expenses	(5,243)	(5,012)
Deferred income tax liability	(1,684)	(1,685)

Net assets acquired	$98,709	$100,757

        The following unaudited pro forma information summarizes the results of operations for the three months ended January 31, 2008, as if the Atlantis acquisition had been completed as of November 1,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Atlantis Plastics Films Acquisition (Continued)

2007. The pro forma information below gives effect to actual operating results prior to the acquisition. Adjustments for additional interest expense related to the borrowings made under the Amended Credit Facility and amortization of the related deferred financing costs, depreciation expense based on the fair value of the newly acquired property, plant and equipment using the Company's depreciation policy, amortization expense related to separately identifiable intangible assets using the straight-line method over a weighted average life of 12 years and the increase in the LIFO reserve related to the Atlantis inventory added to the Company's LIFO layers are reflected in the pro forma information. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

For the Three Months Ended January 31, 2008
(in thousands, except per share data)
Net sales	$244,486
Operating income	$2,344
Loss from continuing operations	$(2,574)
Net loss	$(2,215)
Basic earnings (loss) per common share:
Loss from continuing operations	$(0.38)

Income from discontinued operations	$0.05

Net loss per common share	$(0.32)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.38)

Income from discontinued operations	$0.05

Net loss per common share	$(0.32)

(4) Inventories

        Inventories, stated at the lower of cost (last-in, first-out method ("LIFO") for the U.S. operations, and the first-in, first-out method ("FIFO") for the Canadian operation and for U.S. supplies and printed and converted finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates. The Company establishes a reserve in those situations in which cost exceeds market value.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Inventories (Continued)

        Inventories are comprised of the following:

	January 31, 2009	October 31, 2008
	(in thousands)
Raw materials	$30,024	$32,677
Finished goods	44,680	42,617
Supplies	3,325	3,537

	78,029	78,831
Less: Inventory reserve	86	811

Inventories, net	$77,943	$78,020

        The LIFO method was used for determining the cost of approximately 84% of total inventories at January 31, 2009 and October 31, 2008, respectively. Inventories would have increased by $1.9 million and $31.7 million at January 31, 2009 and October 31, 2008, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management's best estimate of expected year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of year-end costs. Interim LIFO calculations are therefore, subject to the final year-end LIFO inventory valuation. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(5) Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill during the quarter ended January 31, 2009 and the year ended October 31, 2008 are as follows:

(in thousands)
Goodwill at October 31, 2007	12,273
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2008	10,894

Realization of deferred tax assets related to Borden Global Packaging acquisition	(346)

Goodwill at January 31, 2009	$10,548

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Goodwill and Intangible Assets (Continued)

        Changes in the carrying amount of intangible assets during the quarter ended January 31, 2009 and the year ended October 31, 2008 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2007	$253	$—	$—	$—	$253
Amortization	(58)	—	—	—	(58)
Atlantis acquisition (see Note 3)	—	931	894	1,333	3,158

Balance at October 31, 2008	195	931	894	1,333	3,353
Reallocation of negative goodwill (see Note 3)	—	2	100	93	195
Amortization	(15)	(21)	(5)	(28)	(69)

Balance at January 31, 2009	$180	$912	$989	$1,398	$3,479

        Included in leasehold interests is a purchase option whereby the Company may buy the Mankato, Minnesota property (currently under an operating lease) from the lessor (the City of Mankato) for a purchase price of $2.3 million minus 50% of that portion of each rental payment that would be considered principal reduction (increasing to 75% during the last 24 months of the lease term). The Company intends to exercise this option to purchase the Mankato property at the end of the lease term which is July 2009 and as a result, the allocated value of this option to purchase of $978,000 is considered a non-amortizable intangible asset and will be reclassified to property, plant and equipment at the time of purchase.

        Amortization periods over a straight-line basis are as follows:

In Years
Customer list (Mercury)	6 years
Trade names—Linear Films	10 years
Trade names—Sta-Dri	20 years
Leasehold interests (excluding Mankato purchase option)	4 years
Customer relationships	13 years

(6) Debt

        A summary of the components of debt is as follows:

	January 31, 2009	October 31, 2008
	(in thousands)
Credit facility(a)	$34,200	$70,000
7.875% senior notes due 2013(b)	175,000	175,000
Pennsylvania Industrial Loans(c)	2,714	2,833
Foreign bank borrowings(d)	103	1,322

Total debt	212,017	249,155
Less: current portion	623	1,826

Long-term debt	$211,394	$247,329

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

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

        The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $63.2 million and $20.7 million, with a weighted average interest rate of 3.7% and 7.0%, during three months ended January 31, 2009 and 2008, respectively.

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

        Borrowings and letters of credit available under the Amended Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of eligible domestic assets at January 31, 2009 and October 31, 2008 supported a borrowing base of $136.7 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.2 million and $0.9 million at January 31, 2009 and October 31, 2008, respectively. Borrowings outstanding under the Credit Facility were $34.2 million and $70.0 million at January 31, 2009 and October 31, 2008, respectively. Therefore, availability at January 31, 2009 and October 31, 2008 under the Credit Facility was $101.3 million and $79.1 million, respectively.

        The Credit Facility is secured by mortgages and liens on most of the Company's domestic assets and on 66% of the Company's ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of $285.5 million and $315.6 million at January 31, 2008 and October 31, 2008, respectively.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company's working capital ratio.

        The Company has an unused line fee related to the Credit Facility. Under the Original Credit Facility, this fee was equal to the unused line fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused line fee percentage rate was based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's leverage ratio. If the Quarterly Average Excess Availability was equal to or greater than $50 million, the unused line fee was 0.375%. If the Quarterly Average Excess Availability was less than $50 million, the unused line fee was 0.50%. Under the Amended Credit Facility, the unused line fee is equal to the unused line fee percentage described below multiplied by (i) $125.0 million minus (ii) the average daily usage of the Amended Credit Facility during the relevant monthly period. The unused line fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's Leverage Ratio, as defined. If the Quarterly Average Excess Availability is $50.0 million or greater or the Company's Leverage Ratio is less than 2.0 to 1.0, the unused line fee percentage is 0.375%. If the Quarterly Average Excess Availability is less than $50.0 million or the Company's Leverage Ratio is greater than 2.0 to 1.0, the unused line fee percentage is 0.50%. If determination of the Company's Quarterly Average Excess Availability and Leverage Ratio would yield different unused line fee percentages, the lower percentage shall be used. During the three months ended January 31, 2009 and 2008, the Company paid unused line fees of approximately $58,000 and $75,000, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

        The Amended Credit Facility contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. If at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. Excess Availability under the Credit Facility ranged from $66.6 million to $101.3 million during the three months ended January 31, 2009 and from $66.0 million to $113.4 million during the three months ended January 31, 2008.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

        During fiscal 2008, $1.4 million of fees were paid and capitalized related to the Amended Credit Facility. These fees, along with the unamortized fees of $0.3 million related to the Original Credit Facility, are being amortized on a straight line basis over 50 months, the term of the Amended Credit Facility, in accordance with EITF Issue No. 98-14. During the three months ended January 31, 2009 and 2008, approximately $0.1 million and $35,000, respectively, had been amortized into interest expense related to these fees in the consolidated statements of operations.

        The Company was in compliance with the financial and other covenants at January 31, 2009 and October 31, 2008.

  (b) 7.875% Senior Notes due 2013

        On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 ("2013 Notes") through a private offering.

        The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company's ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at January 31, 2009 and October 31, 2008.

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

        During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three months ended January 31, 2009 and 2008, approximately $0.2 million had been amortized into interest expense related to these fees in the consolidated statements of operations.

  (c) Pennsylvania Industrial Loans

        The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $13.1 million at January 31, 2009.

  (d) Foreign bank borrowings

        In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was $0.1 million and $1.3 million outstanding in Canada at

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

January 31, 2009 and October 31, 2008, respectively. The weighted average interest rate on the Canadian credit facility is 4.5%. Availability under the Canadian credit facility at January 31, 2009 and October 31, 2008 was $4.0 million and $2.8 million, respectively.

(7) Shareholders' Equity

Share-Based Compensation

        At January 31, 2009, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation expense related to the Company's stock option plans and employee stock purchase plan recorded in the consolidated statements of operations for the three months ended January 31, 2009 and 2008 was income in each quarter of $26,000 and $42,000, respectively.

Stock Option Plans

        The Company's 1995 Stock Option Plan ("1995 Option Plan") expired on December 31, 2004, except as to options granted prior to that date. The Company's Board of Directors (the "Board") adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders (prior to 2006 each non-employee director received 1,000 stock options). The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2009 and 2008 has been made from new shares. At January 31, 2009, 599,684 shares are available to be issued under the 2005 Option Plan.

Stock Options

        The fair value of options granted is estimated on the date of grant using a Black-Scholes options pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors stock option exercise and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, including executive officers, and board members, that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of stock options represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders' Equity (Continued)

        The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the three months ended January 31, 2008. There were no options granted during the three months ended January 31, 2009.

For the Three Months Ended January 31, 2008
Risk-free interest rate	4.19%
Expected life in years	7.5
Expected volatility	58.38%
Dividend rate	0%
Weighted average fair value per option at date of grant	$24.42

        The following table summarizes the Company's stock option plans as of January 31, 2009, and changes during the three months ended January 31, 2009:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2008 (215,011 options exercisable)	257,719	52,600	310,319	$18.63	$6.90-51.00	5.3	$1,904
Granted	—	—	—	—	—
Exercised	(2,040)	—	(2,040)	$9.30	$9.30
Forfeited	(96)	—	(96)	$9.30	$9.30

Options outstanding at January 31, 2009	255,583	52,600	308,183	$18.70	$6.90-51.00	5.1	$901

Vested and expected to vest at January 31, 2009	255,583	52,552	308,135	$18.70		5.1	$901

Exercisable at January 31, 2009	251,183	12,600	263,783	$16.50		4.6	$888

        The table below presents information related to stock option activity for the three months ended January 31, 2009 and 2008:

	For the Three Months Ended January 31,
	2009	2008
	(in thousands)
Total intrinsic value of stock options exercised	$13	$58
Total fair value of stock options vested	$374	$346

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders' Equity (Continued)

        Share-based compensation expense related to the Company's stock options recorded in the consolidated statements of operations for the three months ended January 31, 2009 and 2008 was approximately $102,000 and $150,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2009 and 2008. For the three months ended January 31, 2009 and 2008, there were no excess tax benefits recognized resulting from share-based compensation cost.

        As of January 31, 2009, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.

  Non-vested Stock Options

        A summary of the Company's non-vested stock options at January 31, 2009 and changes during the three months ended January 31, 2009 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2008	95,308	$13.49
Granted	—	—
Vested	(50,812)	$7.36
Forfeited	(96)	$6.51

Non-vested at January 31, 2009	44,400	$20.52

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

Performance Units

        The 2005 Option Plan also provides for the granting of performance units ("Units"). Outstanding Units are subject to forfeiture based on an annual EBITDA (earnings before interest, taxes, depreciation and amortization) or Adjusted EBITDA (EBITDA, as adjusted for share-based compensation expense) performance goal as determined and adjusted by the Board. If the Company's EBITDA or Adjusted EBITDA equals or exceeds the performance goal, no Units will be forfeited. If the Company's EBITDA or Adjusted EBITDA is between 80% and less than 100% of the performance goal, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage EBITDA or Adjusted EBITDA is less than the performance goal. If EBITDA or Adjusted EBITDA is below 80% of the performance goal, the employee will forfeit all Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders' Equity (Continued)

        Subsequent to the satisfaction of the performance goal, the vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates. The Units will immediately vest (subject to pro-ration, if such termination event occurs during or as of the end of the fiscal year in which the initial grant was made) in the event of (1) the death of an employee, (2) the permanent disability of an employee (within the meaning of the Internal Revenue Code of 1986, as amended) or (3) a termination of employment due to the disposition of any asset, division, subsidiary, business unit, product line or group of the Company or any of its affiliates. In the case of any other termination, any unvested performance units will be forfeited. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the exercisability of any award, or the end of a performance period. For each Unit, upon vesting and the satisfaction of any required tax withholding obligation, the employee has the option to receive one share of the Company's common stock, the equivalent cash value or a combination of both.

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

        On January 12, 2009, the Board approved the grant of Units to certain employees of the Company based on a fiscal 2009 Adjusted EBITDA performance goal. On January 11, 2008, the Board of the Company approved the grant of Units to certain employees of the Company, however these grants were forfeited in their entirety because the Company did not achieve at least 80% of the fiscal 2008 Adjusted EBITDA performance goal.

        Total share-based compensation expense related to the Units was income of $183,000 and $234,000 for the three months ended January 31, 2009 and 2008, respectively (resulting from the decrease in the Company's stock price). At January 31, 2009 and October 31, 2008, there are $0.6 million in current liabilities, and $0.7 million and $0.8 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders' Equity (Continued)

        The following table summarizes the Units as of January 31, 2009, and changes during the three months ended January 31, 2009:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2008	115,360	$0.00	1.6	$2,258
Units granted	160,450	$0.00
Units vested	(5,740)	$0.00		$87
Units forfeited or cancelled	—

Units outstanding at January 31, 2009	270,070	$0.00	2.3	$3,873

Vested and expected to vest at January 31, 2009	262,670		2.3	$3,767

Exercisable at January 31, 2009	—

        The Company paid on February 4, 2009, $0.1 million in cash and issued 58 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of Units occurring during the first quarter of fiscal 2009.

Employee Stock Purchase Plan

        The Company's 2005 Employee Stock Purchase Plan ("2005 Purchase Plan") became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of the Company's common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company's common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three months ended January 31, 2009 and 2008, 22,193 and 11,335 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

        Total share-based compensation expense related to the 2005 Purchase Plan was approximately $55,000 and $42,000 for the three months ended January 31, 2009 and 2008, respectively.

Treasury Shares

        On November 1, 2007, the Company's Board approved a stock repurchase program under which the Company was authorized to purchase up to $5.0 million of its common stock. On January 11, 2008, the Board increased the amount with which the Company may repurchase its common stock from $5.0 million to $8.0 million ("the January 2008 repurchase program"). Between January 24 and January 30, 2008, the Company repurchased under the January 2008 repurchase program, 41,200 shares of its common stock in the open market at an average cost of $29.67 per share, totaling $1.2 million. During the three months ended April 30, 2008, the Company repurchased under the January 2008 repurchase program, 81,710 shares of its common stock in the open market at an average cost of

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders' Equity (Continued)

$28.51 per share, totaling $2.3 million. Between May 1 and May 7, 2008, the Company repurchased under the January 2008 repurchase program, 26,500 shares of its common stock in the open market at an average cost of $28.35 per share, totaling $0.8 million.

        On June 6, 2008, the Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company's debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. Through January 31, 2009, there were no repurchases made under the June 2008 repurchase program.

Preferred Shares

        The Board may direct the issuance of up to one million shares of the Company's $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(8) Income Taxes

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

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on November 1, 2007. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

        As of November 1, 2007, the date of adoption, the Company's unrecognized tax benefits for uncertain tax positions were $7.5 million, which primarily related to the abandonment of the Company's investment in its French subsidiary in 2005 and expenses related to the Company's sale of its Asia-Pacific subsidiaries in 2005, all of which, if recognized would favorably affect the effective income tax rate in future periods. The Company would have used tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Income Taxes (Continued)

generated. During the fourth quarter of fiscal 2008, the Internal Revenue Service completed their examination of the Company's United States income tax returns for the fiscal years 2005 and 2006 and accepted the tax returns as filed. The recognition of previously unrecognized tax benefits arising from the effective settlement of the IRS examination amounted to $7.0 million and an additional $0.5 million resulted from the lapse of the statute of limitations for fiscal 2004. The total unrecognized tax benefits were reduced by $7.5 million. The remaining $22,000 of unrecognized tax benefits has been reserved and is included in other long term liabilities on the consolidated balance sheets at January 31, 2009 and October 31, 2008.

        Included in the amount above at January 31, 2009 and October 31, 2008 is approximately $3,000 and $2,800, respectively, of accrued interest related to uncertain tax positions. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

        The Company files income tax returns in the U.S. federal jurisdiction, fifteen U.S. states and various foreign jurisdictions. Tax years ended October 31, 2008 and 2007 remain open and subject to examination by the Internal Revenue Service. The Company is currently under examination by several states for the fiscal years ended October 31, 2006 and 2005. Tax years ended October 31, 2008 and 2007 remain open for all fifteen states. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2003 through 2007 remain open and subject to examination by the governmental agencies in the Company's various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

        The provision for income taxes for the three months ended January 31, 2009 was $7.9 million on income from continuing operations before the provision for income taxes of $20.0 million. The difference between the effective tax rate of 39.4 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.9 million provision for state taxes in the United States, net of federal benefit (+4.6%); and (ii) the utilization of net operating losses of the foreign operations (-0.2%).

        The provision for income taxes for the three months ended January 31, 2008 was $1.1 million on income from continuing operations before the provision for income taxes of $2.7 million. The difference between the effective tax rate of 40.4 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.1 million provision for state taxes in the United States, net of federal benefit (+2.4%); (ii) a $0.1 million benefit for the utilization of net operating losses of the foreign operations (-2.6%); and (iii) provision for income taxes on intercompany income received by the U.S. company from discontinued operations (+5.3%).

(9) Segment and Geographic Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. As of January 31, 2009, the Company operates in the United States and Canada.

        In April 2008, the Company completed the sale of its subsidiary in the Netherlands, a primary component of the Company's former European geographical area. As a result of the sale, the Company

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Segment and Geographic Information (Continued)

no longer has any operations outside of the United States and Canada. The results of the Netherlands operation and other parts of the Company's former European operations have been classified as discontinued operations. See Note 10 for further discussion.

        Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$169,135	$11,077	$180,212
Intersegment sales	5,142	—	5,142
Gross profit	46,226	1,858	48,084
Operating income	24,349	220	24,569

	For the Three Months Ended January 31, 2008
	United States	Canada	Total
	(in thousands)
Sales—external customers	$158,651	$15,047	$173,698
Intersegment sales	6,910	465	7,375
Gross profit	24,598	3,240	27,838
Operating income	5,133	1,269	6,402

        Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2009	2008
	(in thousands)
Custom films	$80,138	$78,462
Stretch (pallet) wrap	53,077	44,623
Polyvinyl chloride wrap	18,063	21,671
Printed and converted films	2,253	2,282
Other specialty	26,681	26,660

Total	$180,212	$173,698

(10) Discontinued Operations

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

        The sale of AEP Netherlands, however resulted in a taxable loss in which the Company provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. The Company determined that it is more likely than not that this carryforward will not be utilized.

United Kingdom

        During October 2008, the liquidation of the UK operations (liquidation had commenced in fiscal 2006) was completed with 1.3 million British Pounds (approximately $2.1 million) paid to the trustees of the pension scheme in full and final settlement. There are no further liabilities of the UK company. The final settlement of the pension liabilities (which was fully funded with restricted cash in the UK company) constituted a substantial liquidation of the Company's investment in the UK and as a result, the accumulated foreign currency translation losses of the Company's UK subsidiary of $0.4 million were reclassified into income (loss) from discontinued operations in the consolidated statement of operations during the fourth quarter of fiscal 2008, in accordance with SFAS No. 52.

Spain

        During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. The Spanish liquidation committee met in February 2007 and approved the final allocation of Spain's assets. Final dissolution of the Company is expected during fiscal 2009, after all settlements have been made.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

        Condensed financial information related to these discontinued operations is as follows:

For the Three Months Ended January 31, 2009
Spain
(in thousands)
Net sales	$—
Gross profit	—
Income from operations	—
Provision for income taxes	—

Income from discontinued operations	$—

	For the Three Months Ended January 31, 2008
	Netherlands	Spain	UK	Total
	(in thousands)
Net sales	$31,291	$—	$—	$31,291
Gross profit	2,953	—	—	2,953
Income from operations	359	—	—	359
Provision for income taxes	—	—	—	—

Income from discontinued operations	$359	$—	$—	$359

        Assets and liabilities of the discontinued operations are comprised of the following at January 31, 2009:

Spain
(in thousands)
Assets:
Cash	$454

Total assets	454

Liabilities:
Accounts payable	319

Total liabilities	$319

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

        Assets and liabilities of the discontinued operations are comprised of the following at October 31, 2008:

Spain
(in thousands)
Assets:
Cash	$450

Total assets	450

Liabilities:
Accounts payable	317

Total liabilities	$317

(11) Fair Value of Financial Instruments

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities as of November 1, 2008. The FASB deferred the effective date of SFAS No. 157 as it relates to fair value measurements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to the Company's fiscal year beginning November 1, 2009.

        The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets and the liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

  Level
  1   Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

  Level
  2   Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

  Level
  3   Unobservable inputs reflecting management's own assumption about the inputs used in pricing the asset or liability at the measurement date.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) Fair Value of Financial Instruments (Continued)

        The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheet.

	Balance at January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset (liability)
Foreign exchange forward contracts	$(694)	—	$(694)	—

        Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company's variable rate debt (revolving credit facilities) are financial liabilities with carrying values that approximate fair value. As of January 31, 2009, the carrying value of the Company's fixed rate debt was $177.7 million and fair value was estimated to be $104.2 million based on quoted market rates (Level 1).

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, our ability to continue to maintain sales and profits of our operations, the implementation of our Board-approved plan to restructure and realign the recently acquired Atlantis Plastics Films businesses, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "anticipate," "expect," "believe," "estimate," "plan," "project," "predict," "potential," or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the integration of Atlantis Plastics with us; the ongoing U.S. recession, the existing global credit and financial crisis and other changes in the United States or international economic or political conditions, such as fluctuations in interest or foreign exchange rates and inflation; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; effects of rising fuel costs; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"), and in particular those factors set forth in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended October 31, 2008 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements

  •
  Critical Accounting Policies

  •
  New Accounting Pronouncements

        Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, other reports filed with the SEC and other publicly available information.

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

        The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The prices of these materials are primarily a function of the price of petroleum and natural gas, and therefore typically are volatile. The market for these resins has been extremely volatile, resulting in record price increases followed by significant decreases. Since resin costs fluctuate, selling prices are generally determined as a "spread" over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

        We acquired substantially all of the assets of the Plastic Films segment of Atlantis Plastics, Inc. ("Atlantis"). Atlantis operated this segment through three divisions—stretch films, custom films and institutional products—with production in six plants located throughout the United States. Atlantis maintained a significant presence in many of its product categories, which are used in a variety of applications, including storage, transportation, food packaging and other commercial and consumer applications. Atlantis also converted some institutional products internally from custom films. This transaction enhances our position as the preferred supplier of flexible packaging solutions. The acquisition of Atlantis has provided us a stronger array of products and service to meet the needs of both companies' customers. Please refer to Note 3 of the consolidated financial statements for further discussion of the Atlantis acquisition.

  Market Conditions

        Following a year of rapidly increasing resin prices, the cost of resin decreased during the first quarter of fiscal 2009. Resin prices were lower during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 (an average decrease of $0.27 per pound or 37%). Although resin and energy costs have recently declined, it is not known whether resin and energy prices will remain lower or will revert to increasing price levels. We believe that the marketplace in which we sell our products remains very competitive, and is further complicated with many of our customers, distributors and suppliers adversely affected by the current economic turmoil. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such prices were to increase.

        Forecasts for fiscal 2009 generally call for a weakening economy in the United States, with the continuation of the economic recession. It is difficult to predict the duration and depth of the economic slowdown and the impact on our business, but we expect that a weak economy will continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. We are limited in our ability to reduce costs to offset the results of a prolonged or severe downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve. However, we believe we have taken appropriate steps to minimize the impact of these conditions, primarily through the acquisition in October 2008 of Atlantis (and the related reorganization of such business) and the completion of our amended and restated Credit Facility.

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

Results of Operations—First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

        AEP and Atlantis were significant competitors in the plastic films industry for many years, competing to sell similar products to a similar customer base. One of the primary factors in AEP's determination to pursue and consummate the Atlantis acquisition was the potential realization of synergistic benefits derived from SKU consolidation, logistical savings, resin cost savings and product cost efficiencies. Immediately upon the completion of the acquisition, AEP began the process of reducing and combining SKU's, reformulating common products to their most effective common denominator and changing the manufacturing location of certain products to maximize operating and logistical efficiencies. For example, within a week of the Atlantis closing, AEP shut down Atlantis' Fontana, CA facility and began to implement a plan under which the customers previously serviced by Fontana would, in the future, be serviced by AEP's Chino, CA plant or Atlantis' Tulsa plant. We expect to devote significant time and efforts throughout fiscal 2009 to achieve these synergistic benefits. However, as a result of the foregoing, no meaningful operational or financial information exists subsequent to the acquisition that segregates the impact of Atlantis from AEP as a whole. Therefore, although the Atlantis acquisition materially impacted AEP's net sales and results of operations for the first quarter of fiscal 2009, the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations does not include any separate information regarding Atlantis.

        The following table presents unaudited selected financial data for the three months ended January 31, 2009 and 2008 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	January 31, 2009		January 31, 2008
	$	$ Per lb. sold	$	$ Per lb. sold	% increase/ (decrease) of $	$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$180,212	$1.09	$173,698	$1.10	3.8%	$6,514
Gross profit	48,084	0.29	27,838	0.18	72.7%	20,246
Operating expenses:
Delivery	9,108	0.06	8,530	0.06	6.8%	578
Selling	9,034	0.05	7,982	0.05	13.2%	1,052
General and administrative	5,373	0.03	4,924	0.03	9.1%	449

Total operating expenses	$23,515	$0.14	$21,436	$0.14	9.7%	$2,079

Pounds sold		164,810 lbs.		157,462 lbs.

  Net Sales

        Net sales for the first quarter of fiscal 2009 increased $6.5 million, or 3.8%, to $180.2 million from $173.7 million for the first quarter of fiscal 2008. The increase was the result of a 1.0% increase in average selling prices, positively affecting net sales by $1.0 million, and a 4.7% increase in sales volume, driven by the Atlantis acquisition. Consolidated first quarter sales volume was 20 to 25% below expectations due to destocking activities by our customers and the adverse effects of the economic recession. The first quarter of fiscal 2009 also included a $2.6 million negative impact of foreign exchange relating to our Canadian operations.

  Gross Profit

        Gross profit for the first quarter of fiscal 2009 increased $20.3 million to $48.1 million from $27.8 million in the same quarter in the prior fiscal year. The increase in gross profit was primarily due to a $29.8 million decrease in the LIFO reserve during the current period resulting from a decrease in resin prices during the first quarter of fiscal 2009. The first quarter of fiscal 2009 also included $0.4 million of negative impact of foreign exchange relating to our Canadian operations.

  Operating Expenses

        Operating expenses for the three months ended January 31, 2009 increased $2.1 million, or 9.7%, to $23.5 million from the comparable period in the prior fiscal year. The first quarter of fiscal 2009 includes $0.4 million favorable effect of foreign exchange decreasing reported total operating expenses. The increase in operating expenses is primarily due to higher delivery and selling expenses resulting from greater volumes sold in the current period, combined with an increase in general and administrative expenses resulting primarily from transitional service costs and increased professional services fees related to Sarbanes-Oxley compliance associated with Atlantis. Included in general and administrative expenses in fiscal 2008 are expenses of $0.3 million related to advisory costs incurred as a result of our exploration of strategic alternatives related to our Netherlands subsidiary.

  Interest Expense

        Interest expense for the three months ended January 31, 2009 increased $0.3 million to $4.3 million from $4.0 million in the prior period, resulting primarily from higher average borrowings on our Credit Facility during the three months ended January 31, 2009 as compared to the same period in the prior fiscal year, partially offset by lower interest rates on Credit Facility borrowings.

  Other, net

        Other, net for the three months ended January 31, 2009 amounted to $0.2 million in expense, as compared to $0.4 million in income for three months ended January 31, 2008. The decrease in other income is primarily attributable to higher foreign currency losses in the current period as compared to the prior period resulting from changes in foreign exchange rates and an increase in unrealized losses on foreign currency denominated payables and receivables.

  Income Tax Provision

        The provision for income taxes for the three months ended January 31, 2009 was $7.9 million on income from continuing operations before the provision for income taxes of $20.0 million. The difference between our effective tax rate of 39.4 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.9 million provision for state taxes in the United States, net of federal benefit (+4.6%); and (ii) the utilization of net operating losses of the foreign operations (-0.2%).

        The provision for income taxes for the three months ended January 31, 2008 was $1.1 million on income from continuing operations before the provision for income taxes of $2.7 million. The difference between our effective tax rate of 40.4 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.1 million provision for state taxes in the United States, net of federal benefit (+2.4%); (ii) a $0.1 million benefit for the utilization of net operating losses of the foreign operations (-2.6%); and (iii) provision for income taxes on intercompany income received by the U.S. company from discontinued operations (+5.3%).

  Results of Discontinued Operations—First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. As a result, the financial statements for the three months ended January 31, 2008 have been restated to reflect the Netherlands operation as a discontinued operation. The financial statements at January 31, 2009 and October 31, 2008 and for the three months ended January 31, 2009 and 2008 also include as discontinued operations our UK and Spanish operations which are in liquidation.

        A consolidated summary of the operating results of discontinued operations for the three months ended January 31, 2009 and 2008 is as follows:

	For the Three Months Ended January 31,
	2009	2008
	(in thousands)
Net sales	$—	$31,291
Gross profit	—	2,953
Income from discontinued operations	—	359
Income tax provision	—	—
Income from discontinued operations	$—	$359

        The results of the discontinued operation for the three months ended January 31, 2008 represent the activity of our Netherlands operation. The Netherlands operation was sold on April 4, 2008 and therefore, there was no activity in our Netherlands operation during the three months ended January 31, 2009. There was no activity during the three months ended January 31, 2009 and 2008 in our Spain and UK operations. The liquidation of the UK operation was completed in October 2008.

Liquidity and Capital Resources

Summary

        We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to buy back shares of our common stock.

        We ended the first quarter of fiscal 2009 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $211.6 million, compared with $248.9 million at the end of fiscal 2008. The improvement in our net debt position was driven primarily by cash provided by operating activities of $42.1 million, partially reduced by capital expenditures of $6.1 million.

        Our working capital amounted to $82.1 million at January 31, 2009 compared to $105.8 million at October 31, 2008. The decrease in working capital of $23.7 million was primarily due to a decrease in accounts receivable resulting from lower sales revenue in the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 and a decrease in other current assets resulting primarily from the receipt of prepaid inventory and supplier credits, partially offset by a decrease in accounts payable resulting from the timing of payments and a reduction in resin prices.

        We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next twelve months. However, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe the flexibility of our strong balance sheet affords us the opportunity to weather uncertain economic events from a position of strength and we remain confident in our ability to access capital to meet our strategic growth needs. At January 31, 2009, we had an aggregate of approximately $105.2 million available under our various worldwide credit facilities.

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

Cash Flows

        The following table summarizes our cash flows from operating, investing, and financing of our continuing operations and net cash flows from our discontinued operations for each of the three months ended January 31, 2009 and 2008:

	For the Three Months Ended January 31,
	2009	2008
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$42,057	$(18,152)
Investing activities	(4,513)	(5,281)
Financing activities	(36,784)	23,249
Net cash provided by discontinued operations	—	190
Effect of exchange rate changes on cash	(570)	50

Increase in cash and cash equivalents	$190	$56

    Note:
    See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

  Operating Activities

        Our cash and cash equivalents were $0.4 million at January 31, 2009, as compared to $0.2 million at October 31, 2008. Net cash provided by operating activities from continuing operations during the three months ended January 31, 2009 was $42.1 million, and was comprised of income from continuing operations of $12.1 million adjusted for non-cash operating income totaling $17.2 million. Cash provided by operating activities includes a $33.5 million decrease in accounts receivable resulting primarily from a decrease in sales revenue in the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, $28.3 million decrease in inventories resulting from decreased resin prices and a decrease of $5.6 million in current assets resulting primarily from the receipt of prepaid inventory and supplier credits associated with Atlantis. Cash used in operating activities primarily includes an $18.2 million decrease in accounts payable as a result of timing of payments and a reduction in resin prices.

  Investing Activities

        Net cash used in investing activities from continuing operations during the three months ended January 31, 2009 was $4.5 million, resulting from $6.1 million in capital expenditures, partially offset by the receipt of $1.5 million from the partial settlement of working capital with Atlantis.

  Financing Activities

        Net cash used in financing activities from continuing operations during the three months ended January 31, 2009 was $36.8 million, resulting primarily from $35.8 million in repayments under our Credit Facility and $1.3 million of repayments of our Pennsylvania loans and foreign borrowings, partially offset by $0.3 million of proceeds received from issuance of our common stock, primarily under our employee stock purchase plan.

  Discontinued Operations

        There was no activity in the discontinued operations of our Spanish subsidiary during the three months ended January 31, 2009.

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

        We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $63.2 million and $20.7 million, with a weighted average interest rate of 3.7% and 7.0%, during the three months ended January 31, 2009 and 2008, respectively. Borrowings and letters of credit available under the Amended Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of eligible domestic assets at January 31, 2009 and October 31, 2008 supported a borrowing base of $136.7 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.2 million and $0.9 million at January 31, 2009 and October 31 2008, respectively. Borrowings outstanding under the Credit Facility were $34.2 million and $70.0 million at January 31, 2009 and October 31, 2008, respectively. Therefore, availability at January 31, 2009 and October 31, 2008 under the Credit Facility was $101.3 million and $79.1 million, respectively.

        In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary used to support operations and is serviced by local cash flows from operations. There was $0.1 million and $1.3 million outstanding in Canada at January 31, 2009 and October 31, 2008, respectively. The interest rate on the Canadian credit facility is 4.5%. Availability under the Canadian credit facility at January 31, 2009 and October 31, 2008 was $4.0 million and $2.8 million, respectively.

        During fiscal 2009, we may from time to time repurchase a portion of our Senior Notes in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The amount of Senior Notes that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions and prices, contractual restrictions, our liquidity resources and requirements and other factors.

        Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Share Repurchases

        On June 6, 2008, our Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Through January 31, 2009, there were no repurchases made under the June 2008 repurchase program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

        Our contractual obligations and commercial commitments as of January 31, 2009 are as follows:

	For the Year Ended October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Operating Leases	Total Commitments
	(in thousands)
2009 balance of year	$492	$13,843	$4,080	$18,415
2010	530	13,854	4,470	18,854
2011	442	13,843	2,764	17,049
2012	145	13,837	2,544	16,526
2013(1)	209,352	6,943	2,372	218,667
Thereafter	1,056	273	4,466	5,795

Total(2)	$212,017	$62,593	$20,696	$295,306

(1)
Borrowings include $175.0 million Senior Notes due on March 15, 2013 and $34.2 million of outstanding borrowings under our Amended Credit Facility which is due December 15, 2012.

(2)
Borrowings include $34.3 million of variable rate borrowings (including the $34.2 million of outstanding borrowing under our Amended Credit Facility). See Note 6 of the consolidated financials statements for further discussion of our debt.

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

        We expect to incur approximately $15.0 million of capital expenditures during the remainder of fiscal 2009. We do not expect we will need to make any significant capital expenditures in the Atlantis plants during fiscal 2009.

        With regards to the US' 401(k) Savings and Employee Stock Ownership Plan ("ESOP"), we estimate contributing approximately $2.2 million in cash in March 2009 to our 401(k) and ESOP plan effective for the 2008 ESOP year contributions.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, litigation and contingency accruals, pension obligations, income taxes, including assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, impairment of long-lived assets and intangibles, including goodwill, and costs associated with the restructuring of the Atlantis plants. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our critical accounting policies are described in detail in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements in our previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the U.S. Securities and Exchange Commission on January 27, 2009.

        There were no changes to our critical accounting policies during the three months ended January 31, 2009.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 is effective for our fiscal year beginning November 1, 2008 for financial assets and liabilities and our fiscal year beginning November 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities had no effect on our consolidated financial statements other than expanded disclosure requirements (see Note 10 for further discussion). The adoption of SFAS No. 157 for non-financial assets and liabilities will have no effect on our consolidated financial statements other than expanded disclosure requirements.

        On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS

No. 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in the consolidated statements of income at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective for our fiscal year beginning November 1, 2008. The adoption of SFAS No. 159 had no effect on our consolidated financial statements as the fair value option was not elected for any of our financial assets or liabilities.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161") which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for our financial statements issued for the second quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 161 will have on the disclosures in our consolidated financial statements.

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

        In December 2008, the FASB issued FSP 132R-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132R-1"). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company's defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP 132R-1 are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for our fiscal year ending October 31, 2010. We do not expect the adoption of FSP 132R-1 to have an impact on our consolidated financial statements.

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

Interest Rates

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2009, the carrying value of our total debt was $212.0 million of which approximately $177.7 million was fixed rate debt. As of January 31, 2009, the estimated fair value of our fixed rate debt was approximately $104.2 million.

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

        We had a total of 19 and 5 open foreign exchange forward contracts outstanding at January 31, 2009 and October 31 2008, respectively, with total notional contract amounts of $10.9 million and $8.5 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts were net losses of $0.7 million and $0.6 million at January 31, 2009 and October 31, 2008 respectively.

        Our Canadian subsidiary had third party outstanding debt of approximately $0.1 million and $1.3 million on January 31, 2009 and October 31 2008, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

        As of January 31, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of January 31, 2009.

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

Item 1A.    Risk Factors

        You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, and in other reports filed thereafter with the SEC, including this report, before deciding to invest in or retain shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. We do not believe there are any material changes to the risk factors discussed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On June 6, 2008, our Board terminated the then existing 2008 stock repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program, subject to covenant restrictions (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. There were no repurchases under the June 2008 repurchase program through January 31, 2009.

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

AEP Industries Inc.
Dated: March 12, 2009	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Dated: March 12, 2009	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Chief Financial Officer (principal financial officer)