Form 10-Q
period 2009-04-30
AEP INDUSTRIES INC
filed 2009-06-09
CIK 785787

Use these links to rapidly review the document
AEP INDUSTRIES INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of outstanding shares of the registrant's common stock, $0.01 par value, as of June 4, 2009 was 6,779,456.

AEP INDUSTRIES INC.

		Page Number
PART I	FINANCIAL INFORMATION
ITEM 1:	Financial Statements	3
	Consolidated Balance Sheets at April 30, 2009 (unaudited) and October 31, 2008	3
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months and six months ended April 30, 2009 and 2008 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended April 30, 2009 and 2008 (unaudited)	5
	Notes to Consolidated Financial Statements	6
ITEM 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	46
ITEM 4:	Controls and Procedures	46
PART II	OTHER INFORMATION
ITEM 1:	Legal Proceedings	47
ITEM 1A:	Risk Factors	47
ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	47
ITEM 3:	Defaults Upon Senior Securities	48
ITEM 4:	Submission of Matters to a Vote of Security Holders	48
ITEM 5:	Other Information	48
ITEM 6:	Exhibits	48
	Signatures	49

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2009	October 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$658	$224
Accounts receivable, less allowance for doubtful accounts of $5,654 and $3,434 in 2009 and 2008, respectively	63,898	102,579
Inventories, net	71,069	78,020
Deferred income taxes	5,030	12,427
Other current assets	4,603	12,683
Assets of discontinued operations	471	450

Total current assets	145,729	206,383

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $249,829 in 2009 and $241,372 in 2008	165,609	164,305
GOODWILL	10,204	10,894
INTANGIBLE ASSETS	3,410	3,353
DEFERRED INCOME TAXES	—	925
OTHER ASSETS	5,319	4,980

Total assets	$330,271	$390,840

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$524	$1,826
Accounts payable	41,967	74,691
Accrued expenses	19,701	23,762
Liabilities of discontinued operations	332	317

Total current liabilities	62,524	100,596
LONG-TERM DEBT	189,672	247,329
DEFERRED INCOME TAXES	5,666	1,328
OTHER LONG-TERM LIABILITIES	7,843	1,447

Total liabilities	265,705	350,700

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 10,934,942 and 10,909,659 shares issued in 2009 and 2008, respectively	109	109
Additional paid-in capital	106,453	105,808
Treasury stock at cost, 4,160,158 shares in 2009 and 2008, respectively	(129,682)	(129,682)
Retained earnings	88,509	64,814
Accumulated other comprehensive loss	(823)	(909)

Total shareholders' equity	64,566	40,140

Total liabilities and shareholders' equity	$330,271	$390,840

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
NET SALES	$182,567	$181,203	$362,779	$354,901
COST OF SALES	140,886	158,862	273,014	304,722

Gross profit	41,681	22,341	89,765	50,179
OPERATING EXPENSES:
Delivery	9,357	8,695	18,465	17,225
Selling	9,549	8,092	18,583	16,074
General and administrative	5,209	6,348	10,582	11,272

Total operating expenses	24,115	23,135	47,630	44,571
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	4	(434)	4	(434)

Operating income (loss)	17,570	(1,228)	42,139	5,174
OTHER INCOME (EXPENSE):
Interest expense	(3,945)	(4,093)	(8,293)	(8,139)
Gain on extinguishment of debt, net	5,285	—	5,285	—
Other, net	(148)	129	(352)	495

Income (loss) from continuing operations before (provision) benefit for income taxes	18,762	(5,192)	38,779	(2,470)
(PROVISION) BENEFIT FOR INCOME TAXES	(7,192)	1,905	(15,084)	804

Income (loss) from continuing operations	11,570	(3,287)	23,695	(1,666)
DISCONTINUED OPERATIONS:
Income from discontinued operations	—	880	—	1,239
Gain from disposition	—	10,708	—	10,708
Provision for income taxes	—	(2,778)	—	(2,778)

Income from discontinued operations	—	8,810	—	9,169

Net income	$11,570	$5,523	$23,695	$7,503

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$1.71	$(0.48)	$3.50	$(0.24)

Income from discontinued operations	$—	$1.29	$—	$1.34

Net income per common share	$1.71	$0.81	$3.50	$1.10

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$1.71	$(0.48)	$3.49	$(0.24)

Income from discontinued operations	$—	$1.29	$—	$1.34

Net income per common share	$1.71	$0.81	$3.49	$1.10

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
Consolidated Statements of Other Comprehensive Income (Loss):
Net income	$11,570	$5,523	$23,695	$7,503
Other comprehensive income (loss):
Foreign currency translation adjustments	857	(208)	56	(411)
Amortization of prior service cost, net of tax (including $12 and $30, respectively, for the three and six months ended April 30, 2008 related to AEP Netherlands)	15	25	30	54
Reclassification of accumulated foreign currency translation adjustments and unamortized prior service cost	—	(7,695)	—	(7,695)

Comprehensive income (loss)	$12,442	$(2,355)	$23,781	$(549)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,695	$7,503
Income from discontinued operations	—	9,169

Income (loss) from continuing operations	23,695	(1,666)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9,364	6,816
Gain on extinguishment of debt, net	(5,285)	—
(Gain) loss on sales of property, plant and equipment	(4)	434
Change in LIFO reserve	(26,361)	7,906
Amortization of debt fees	555	425
Provision for losses on accounts receivable and inventories	215	858
Change in deferred income taxes	13,308	(1,308)
Share-based compensation expense	1,147	544
Changes in operating assets and liabilities:
Decrease in accounts receivable	37,274	114
Decrease (increase) in inventories	32,810	(28,566)
Decrease (increase) in other current assets	7,908	(1,174)
Increase in other assets	(1,217)	(214)
(Decrease) increase in accounts payable	(32,824)	11,290
Decrease in accrued expenses	(4,982)	(6,138)
Increase (decrease) in other long-term liabilities	238	(1)

Net cash provided by (used in) operating activities	55,841	(10,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,331)	(10,664)
Net working capital true-up related to Atlantis acquisition	2,032	—
Net proceeds from dispositions of property, plant and equipment	178	170
Net proceeds from sale of discontinued operations	—	26,764

Net cash (used in) provided by investing activities	(8,121)	16,270

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of Credit Facility	(42,550)	(2,607)
Repurchase of 2013 Senior Notes	(9,320)	—
Proceeds from sale leaseback transactions	6,638	—
Repayments of Pennsylvania Industrial Loans	(247)	(191)
Net repayments of foreign debt	(1,298)	—
Principal payments on capital lease obligations	(204)	—
Buyback of common stock	—	(3,552)
Proceeds from issuance of common stock	321	308
Proceeds from exercise of stock options	28	89
Other	(149)	(17)

Net cash used in financing activities	(46,781)	(5,970)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	2,915
Net cash used in investing activities	—	(155)
Net cash used in financing activities	—	(2,168)
Effects of exchange rate changes on cash in discontinued operations	—	94

Net cash provided by discontinued operations	—	686

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(505)	(152)

Net increase in cash	434	154
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224	546

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$658	$700

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid by continuing operations during the period for interest	$7,810	$7,789

Cash paid by discontinued operations during the period for interest	—	$428

Cash paid by continued operations during the period for income taxes	$194	$698

Equipment financed through capital lease obligation during period	$407	—

Equipment financed through buyout of operating lease deposit	$58	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

        The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2009, the consolidated results of operations for the three and six months ended April 30, 2009 and 2008, and consolidated cash flows for the six months ended April 30, 2009 and 2008, respectively, have been made. The consolidated results of operations for the three and six months ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year.

        The consolidated financial information included herein has been prepared by the Company, without audit, for filing with the U.S. Securities and Exchange Commission (the "Commission") pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, income taxes, including assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, impairment of long-lived assets and intangibles, including goodwill, acquisitions, and costs associated with the restructuring of the Atlantis plants. Management bases its estimates and judgments on historical experience and various other factors, including the current economic environment, which it believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Volatility in the credit, equity, and foreign currency markets and in the world markets for petroleum and natural gas, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes to estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, as necessary.

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

        The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
Weighted average common shares outstanding:
Basic	6,773,825	6,807,424	6,764,208	6,829,165
Effect of dilutive securities:
Options to purchase common stock	3,154	73,943	16,758	82,485

Diluted	6,776,979	6,881,367	6,780,966	6,911,650

        At April 30, 2009 and 2008, the Company had 131,780 and 101,180 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company's average stock price in the applicable periods.

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

        During the first half of fiscal 2009, the Company settled the net working capital true-up with Atlantis. The Company received $1.5 million on January 29, 2009 and $0.5 million on April 2, 2009. The full $2.0 million has been reflected as a reduction in the purchase price bringing the adjusted purchase price to $98.8 million after expenses.

        Pursuant to the purchase method of accounting, in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"), the total adjusted purchase price of $98.8 million (adjusted for the $2.0 million in net working capital true-up) is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and AEP may adjust the preliminary purchase price allocation

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Atlantis Plastics Films Acquisition (Continued)

after obtaining more information regarding liabilities assumed and revising preliminary estimates. Concurrently with the closing of the Atlantis acquisition, the Company initiated the first step in a Board-approved plan to realign and reorganize the Atlantis business, including commencement of shutting down Atlantis' Fontana, California plant, which manufactured stretch films. On May 21, 2009 the Company gave notice to its employees of its intention to shut down the acquired Cartersville, Georgia plant during the second half of fiscal 2009. The Cartersville plant manufactures custom films. At this time, the Company is unable to estimate the costs associated with a restructuring of the Atlantis businesses, other than the approximately $50,000 of severance already paid to the employees of the Atlantis Fontana, California plant. Costs associated with a restructuring may include severance costs, lease termination costs, and equipment moving costs. The Company expects to complete its plan to reorganize and realign the Atlantis operations within fiscal 2009. The purchase price allocation will be finalized in fiscal 2009.

        The following table represents the purchase price and related preliminary allocation to the estimated fair values of the assets acquired and liabilities assumed, after proportionately allocating the negative goodwill resulting from the transaction to property, plant and equipment and intangible assets in accordance with SFAS No. 141. The revised allocation reflects the reduction of the purchase price due to the net working capital true-up of $2.0 million and related allocation.

	Revised Preliminary Allocation At April 30, 2009	Preliminary Allocation At October 31, 2008
	(in thousands)
Cash paid for certain assets and liabilities of Atlantis Plastics Films	$97,244	$99,276
Estimated acquisition costs	1,544	1,481

Total purchase price	98,788	100,757

Assets acquired and liabilities assumed:
Accounts receivable	31,940	30,599
Allowance for doubtful accounts	(2,233)	(597)

Accounts receivable, net	29,707	30,002
Inventories, net	22,533	24,041
Other current assets	9,180	9,193
Deferred income taxes (current)	421	424
Property, plant and equipment	40,678	40,857
Deferred income taxes (long term)	1,263	1,261
Other assets	616	616
Intangible assets (including $1.0 million option to purchase property)	3,353	3,158
Accounts payable	(2,098)	(2,098)
Accrued expenses	(5,181)	(5,012)
Deferred income tax liability	(1,684)	(1,685)

Net assets acquired	$98,788	$100,757

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Atlantis Plastics Films Acquisition (Continued)

        The following unaudited pro forma information summarizes the results of operations for the three and six months ended April 30, 2008, as if the Atlantis acquisition had been completed as of November 1, 2007. The pro forma information below gives effect to actual operating results prior to the acquisition. Adjustments for additional interest expense related to the borrowings made under the Amended Credit Facility and amortization of the related deferred financing costs, depreciation expense based on the fair value of the newly acquired property, plant and equipment using the Company's depreciation policy, amortization expense related to separately identifiable intangible assets using the straight-line method over a weighted average life of 12 years and the increase in the LIFO reserve related to the Atlantis inventory added to the Company's LIFO layers are reflected in the pro forma information. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

	For the Three Months Ended April 30, 2008	For the Six Months Ended April 30, 2008
	(in thousands, except per share data)
Net sales	$249,935	$494,421
Operating income	$2,363	$4,707
Loss from continuing operations	$(2,332)	$(4,906)
Net income	$6,478	$4,263
Basic earnings (loss) per common share:
Loss from continuing operations	$(0.34)	$(0.72)

Income from discontinued operations	$1.29	$1.34

Net income per common share	$0.95	$0.62

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.34)	$(0.72)

Income from discontinued operations	$1.29	$1.34

Net income per common share	$0.95	$0.62

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Inventories (Continued)

        Inventories are comprised of the following:

	April 30, 2009	October 31, 2008
	(in thousands)
Raw materials	$28,248	$32,677
Finished goods	40,233	42,617
Supplies	3,341	3,537

	71,822	78,831
Less: Inventory reserve	753	811

Inventories, net	$71,069	$78,020

        The LIFO method was used for determining the cost of approximately 84% of total inventories at both April 30, 2009 and October 31, 2008. Inventories would have increased by $5.3 million and $31.7 million at April 30, 2009 and October 31, 2008, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management's best estimate of expected year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of year-end costs. Interim LIFO calculations are therefore, subject to the final year-end LIFO inventory valuation. Because of the Company's continuous manufacturing process, there is no significant work in process at any point in time.

(5) Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill during the six months ended April 30, 2009 and the year ended October 31, 2008 are as follows:

(in thousands)
Goodwill at October 31, 2007	12,273
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2008	10,894
Realization of deferred tax assets related to Borden Global Packaging acquisition	(690)

Goodwill at April 30, 2009	$10,204

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Goodwill and Intangible Assets (Continued)

        Changes in the carrying amount of intangible assets during the six months ended April 30, 2009 and the year ended October 31, 2008 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2007	$253	$—	$—	$—	$253
Amortization	(58)	—	—	—	(58)
Atlantis acquisition (see Note 3)	—	931	894	1,333	3,158

Balance at October 31, 2008	195	931	894	1,333	3,353
Reallocation of negative goodwill (see Note 3)	—	2	100	93	195
Amortization	(30)	(42)	(11)	(55)	(138)

Balance at April 30, 2009	$165	$891	$983	$1,371	$3,410

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt

        A summary of the components of debt is as follows:

	April 30, 2009	October 31, 2008
	(in thousands)
Credit facility(a)	$27,450	$70,000
7.875% senior notes due 2013(b)	160,160	175,000
Pennsylvania Industrial Loans(c)	2,586	2,833
Foreign bank borrowings(d)	—	1,322

Total debt	190,196	249,155
Less: current portion	524	1,826

Long-term debt	$189,672	$247,329

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

        The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $38.0 million and $32.1 million, with a weighted average interest rate of 3.0% and 5.2%, during the three months ended April 30, 2009 and 2008, respectively. The Company had average borrowings under the Credit Facility of approximately $50.8 million and $26.3 million, with a weighted average interest rate of 3.4% and 5.9%, during the six months ended April 30, 2009 and 2008, respectively.

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

        Borrowings and letters of credit available under the Amended Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

sum of eligible domestic assets at April 30, 2009 and October 31, 2008 supported a borrowing base of $100.4 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million and $0.9 million at April 30, 2009 and October 31, 2008, respectively. Borrowings outstanding under the Credit Facility were $27.5 million and $70.0 million at April 30, 2009 and October 31, 2008, respectively. Therefore, availability at April 30, 2009 and October 31, 2008 under the Credit Facility was $71.8 million and $79.1 million, respectively.

        The Credit Facility is secured by mortgages and liens on most of the Company's domestic assets and on 66% of the Company's ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of $273.4 million and $315.6 million at April 30, 2009 and October 31, 2008, respectively.

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

        The Company has an unused line fee related to the Credit Facility. Under the Original Credit Facility, this fee was equal to the unused line fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused line fee percentage rate was based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's leverage ratio. If the Quarterly Average Excess Availability was equal to or greater than $50 million, the unused line fee was 0.375%. If the Quarterly Average Excess Availability was less than $50 million, the unused line fee was 0.50%. Under the Amended Credit Facility, the unused line fee is equal to the unused line fee percentage described below multiplied by (i) $125.0 million minus (ii) the average daily usage of the Amended Credit Facility during the relevant monthly period. The unused line fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company's Leverage Ratio, as defined. If the Quarterly Average Excess Availability is $50.0 million or greater or the Company's Leverage Ratio is less than 2.0 to 1.0, the unused line fee percentage is 0.375%. If the Quarterly Average Excess Availability is less than $50.0 million or the Company's Leverage Ratio is greater than 2.0 to 1.0, the unused line fee percentage is 0.50%. If determination of the Company's Quarterly Average Excess Availability and Leverage Ratio would yield different unused line fee percentages, the lower percentage shall be used. During the three months ended April 30, 2009 and 2008, the Company paid unused line fees of approximately $80,000 and $63,000, respectively, and $138,000 for each of the six months ended April 30, 2009 and 2008 which are included in general and administrative expenses in the consolidated statements of operations.

        The Amended Credit Facility contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. If at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. Excess Availability under the Credit Facility ranged from $60.7 million to $101.3 million during the six months ended April 30, 2009 and from $66.0 million to $114.7 million during the six months ended April 30, 2008.

        The Amended Credit Facility also provides for events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults under material indebtedness and material contracts, certain events of bankruptcy and insolvency, defaults based on certain indictments or threatened indictments or judgments, failure of any material provision of any loan document to be in full force and effect, change of control, certain ERISA defaults and the occurrence of a material adverse change. If an event of default occurs and is continuing, amounts due under the Amended Credit Facility may be accelerated and the commitments to extend credit thereunder terminated, and the rights and remedies of the lenders under the Amended Credit Facility available under the applicable loan documents may be exercised, including rights with respect to the collateral securing obligations under the Amended Credit Facility.

        The Company has paid and capitalized $1.5 million of fees related to the Amended Credit Facility. These fees, along with the unamortized fees of $0.3 million related to the Original Credit Facility, are being amortized on a straight line basis over 50 months, the term of the Amended Credit Facility, in accordance with EITF Issue No. 98-14. During the three months ended April 30, 2009 and 2008 the Company amortized approximately $0.1 million and $34,000, respectively, and for the six months ended April 30, 2009 and 2008, approximately $0.2 million and $69,000, respectively, into interest expense related to these fees in the consolidated statements of operations.

        The Company was in compliance with the financial and other covenants at April 30, 2009 and October 31, 2008.

  (b) 7.875% Senior Notes due 2013

        On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 ("2013 Notes") through a private offering.

        In March 2009, the Company's Board authorized the Senior Note Repurchase Program, under which the Company may repurchase a portion of the 2013 Notes in privately negotiated transactions, funded by proceeds from sale-leaseback transactions up to $8.0 million and borrowings under the Credit Facility up to $3.0 million. On April 1, 2009, the Company repurchased and retired $14.8 million (principal amount) of its 2013 Notes at a price of 62.8% of par. The cash paid was $9.4 million which included $0.1 million of accrued interest. In connection with the partial retirement, the Company recognized a gain on extinguishment of debt of $5.3 million, which is the difference between the repurchase amount of $9.3 million and the principal amount retired of $14.8 million, net of the pro-rata write-off of the unamortized debt financing costs related to the 2013 Notes of $0.2 million.

        On April 14, 2009, the Board approved an increase to the previously authorized Senior Note Repurchase Program to a total of $25.0 million (representing an additional $14.0 million from the initial approval). Repurchases may be made in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company's debt covenants. The program does not obligate the Company to acquire any

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

particular amount of the 2013 Notes and the program may be suspended at any time at the Company's discretion.

        The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company's ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at April 30, 2009 and October 31, 2008.

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

        During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three and six months ended April 30, 2009 and 2008, in addition to the pro-rata write-off in April 2009 of the unamortized debt financing costs of $0.2 million discussed above, the Company amortized approximately $0.2 million and $0.3 million, respectively, into interest expense related to these fees in the consolidated statements of operations.

  (c) Pennsylvania Industrial Loans

        The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.9 million at April 30, 2009.

  (d) Foreign bank borrowings

        In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero and $1.3 million outstanding in Canada at April 30, 2009 and October 31, 2008, respectively. The weighted average interest rate on the Canadian credit facility is 4.4%. Availability under the Canadian credit facility at April 30, 2009 and October 31, 2008 was $4.2 million and $2.8 million, respectively.

(7) Shareholders' Equity

Share-Based Compensation

        At April 30, 2009, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders' Equity (Continued)

expense related to the Company's stock option plans and employee stock purchase plan recorded in the consolidated statements of operations for the three and six months ended April 30, 2009 was $1.2 million and $1.1 million, respectively. Total share-based compensation expense related to the Company's stock option plans and employee stock purchase plan recorded in the consolidated statements of operations for the three and six months ended April 30, 2008 was $0.6 million and $0.5 million, respectively.

Stock Option Plans

        The Company's 1995 Stock Option Plan ("1995 Option Plan") expired on December 31, 2004, except as to options granted prior to that date. The Company's Board of Directors (the "Board") adopted the AEP Industries Inc. 2005 Stock Option Plan ("2005 Option Plan") and the Company's shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders (prior to 2006 each non-employee director received 1,000 stock options). The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2009 and 2008 has been made from new shares. At April 30, 2009, 586,184 shares are available to be issued under the 2005 Option Plan.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders' Equity (Continued)

        The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the three months and six months ended April 30, 2009 and 2008.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
Risk-free interest rates	2.26%	3.15%	2.26%	3.67%
Expected life in years	7.5	7.5	7.5	7.5
Expected volatility	54.51%	55.38%	54.51%	56.88%
Dividend rate	0%	0%	0%	0%
Weighted average fair value per option at date of grant	$9.95	$16.52	$9.95	$20.47

        The following table summarizes the Company's stock option plans as of April 30, 2009, and changes during the six months ended April 30, 2009:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2008 (215,011 options exercisable)	257,719	52,600	310,319	$18.63	$6.90-51.00	5.3	$1,904
Granted	—	12,000	12,000	$17.07	$17.07
Exercised	(3,032)	—	(3,032)	$9.30	$9.30
Forfeited/Cancelled	(192)	—	(192)	$9.30	$9.30
Expired	(1,000)	—	(1,000)	$26.63	$26.63

Options outstanding at April 30, 2009	253,495	64,600	318,095	$18.64	$6.90-51.00	5.0	$2,056

Vested and expected to vest at April 30, 2009	253,495	64,552	318,047	$18.64		5.0	$2,056

Exercisable at April 30, 2009	253,495	20,400	273,895	$16.87		4.4	$2,016

        The table below presents information related to stock option activity for the three and six months ended April 30, 2009 and 2008:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Total intrinsic value of stock options exercised	$10	$147	$23	$205
Total fair value of stock options vested	$200	$165	$574	$511

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders' Equity (Continued)

        Share-based compensation expense related to the Company's stock options recorded in the consolidated statements of operations for the three and six months ended April 30, 2009 was approximately $0.1 million and $0.2 million, respectively, and $0.1 million and $0.3 million for the three and six months ended April 30, 2008, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2009 and 2008. For the three and six months ended April 30, 2009 and 2008, there were no excess tax benefits recognized resulting from share-based compensation cost.

        As of April 30, 2009, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.

  Non-vested Stock Options

        A summary of the Company's non-vested stock options at April 30, 2009 and changes during the six months ended April 30, 2009 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2008	95,308	$13.49
Granted	12,000	$9.95
Vested	(63,012)	$9.11
Forfeited	(96)	$6.51

Non-vested at April 30, 2009	44,200	$18.78

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

        On January 12, 2009, the Board approved the grant of Units to certain employees of the Company based on a fiscal 2009 Adjusted EBITDA performance goal. On January 11, 2008, the Board approved the grant of Units to certain employees of the Company, however these grants were forfeited in their entirety because the Company did not achieve at least 80% of the fiscal 2008 Adjusted EBITDA performance goal.

        Total share-based compensation expense related to the Units was approximately $1.0 million and $0.8 million for the three and six months ended April 30, 2009, respectively, and $0.4 million and $0.1 million for the three and six months ended April 30, 2008, respectively. At April 30, 2009 and October 31, 2008, there are $0.9 million and $0.6 million in current liabilities, respectively, and $1.2 million and $0.8 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders' Equity (Continued)

        The following table summarizes the Units as of April 30, 2009, and changes during the six months ended April 30, 2009:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2008	115,360	$0.00	1.6	$2,258
Units granted	161,950	$0.00
Units vested	(5,740)	$0.00		$87
Units forfeited or cancelled	—

Units outstanding at April 30, 2009	271,570	$0.00	2.1	$5,542

Vested and expected to vest at April 30, 2009	264,170		2.1	$5,392

Exercisable at April 30, 2009	—

        The Company paid on February 4, 2009, $0.1 million in cash and issued 58 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of Units occurring during the first quarter of fiscal 2009.

Employee Stock Purchase Plan

        The Company's 2005 Employee Stock Purchase Plan ("2005 Purchase Plan") became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of the Company's common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company's common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and six months ended April 30, 2009, zero and 22,193 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. During the three and six months ended April 30, 2008, zero and 11,335 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

        Total share-based compensation expense related to the 2005 Purchase Plan was approximately $72,000 and $127,000 for the three and six months ended April 30, 2009, respectively, and $51,000 and $92,000 for the three and six months ended April 30, 2008, respectively.

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

        On June 6, 2008, the Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company's debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. Through April 30, 2009, there were no repurchases made under the June 2008 repurchase program.

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

(Unaudited)

(8) Income Taxes (Continued)

of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. During the fourth quarter of fiscal 2008, the Internal Revenue Service completed their examination of the Company's United States income tax returns for the fiscal years 2005 and 2006 and accepted the tax returns as filed. The recognition of previously unrecognized tax benefits arising from the effective settlement of the IRS examination amounted to $7.0 million and an additional $0.5 million resulted from the lapse of the statute of limitations for fiscal 2004. The total unrecognized tax benefits were reduced by $7.5 million. The Company has determined that the reserve for unrecognized tax benefits should be increased by approximately $3,600 for the six months ended April 30, 2009 for state income taxes and accrued interest on the balance of the reserve. The Company had a reserve balance of $25,600 and $22,000 at April 30, 2009 and October 31, 2008, respectively which is included in other long term liabilities on the consolidated balance sheets

        Included in the amount above at April 30, 2009 and October 31, 2008 is approximately $3,600 and $2,800, respectively, of accrued interest related to uncertain tax positions. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

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

        The provision for income taxes for the three and six months ended April 30, 2009 was $7.2 million and $15.1 million, respectively, on income from continuing operations before the provision for income taxes of $18.8 million and $38.8 million, respectively. The difference between the effective tax rate of 38.3 percent and 38.9 percent for the three and six months ended April 30, 2009, respectively, and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit and the utilization of net operating losses of the foreign operations.

        For tax purposes, the $5.3 million gain on extinguishment of debt, net will be deferred under Internal Revenue Code Section 108(i) as amended by the American Recovery and Reinvestment Act of 2009. The gain on extinguishment of debt, net will be recognized as taxable income in the Company's Federal tax return ratably over the fiscal years beginning October 31, 2014 through October 31, 2018. The deferred tax liability associated with this gain is reflected in deferred tax liability in the consolidated balance sheet at April 30, 2009.

        The benefit for income taxes for the three and six months ended April 30, 2008 was $1.9 million and $0.8 million, respectively, on loss from continuing operations before the benefit for income taxes of $5.2 million and $2.5 million, respectively. The difference between the effective tax rate of 36.7 percent and 32.6 percent for the three and six months ended April 30, 2008, respectively, and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for income taxes on intercompany income

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Income Taxes (Continued)

received by the U.S. company from discontinued operations, true-up of prior year's estimates, benefit for state taxes in the United States, and utilization of net operating losses of foreign operations.

        Included in the provision for income taxes from discontinued operations for the three and six months ended April 30, 2008 is a $2.8 million provision related to the realized foreign currency gains resulting from the repayment of all the intercompany loans received by the U.S. company from the Netherlands. The provision reduced the net operating loss carryforwards of the U.S. company.

        The sale of AEP Netherlands resulted in a taxable loss in which the Company provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. The Company determined that it is more likely than not that this carryforward will not be utilized.

(9) Segment and Geographic Information

        The Company's operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. As of April 30, 2009, the Company operates in the United States and Canada.

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

        Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$169,301	$13,266	$182,567
Intersegment sales	6,405	—	6,405
Gross profit	39,566	2,115	41,681
Operating income	17,172	398	17,570

	For the Three Months Ended April 30, 2008
	United States	Canada	Total
	(in thousands)
Sales—external customers	$165,559	$15,644	$181,203
Intersegment sales	8,268	1	8,269
Gross profit	20,071	2,270	22,341
Operating (loss) income	(1,688)	460	(1,228)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Segment and Geographic Information (Continued)

	For the Six Months Ended April 30, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$338,436	$24,343	$362,779
Intersegment sales	11,547	—	11,547
Gross profit	85,792	3,973	89,765
Operating income	41,521	618	42,139

	For the Six Months Ended April 30, 2008
	United States	Canada	Total
	(in thousands)
Sales—external customers	$324,210	$30,691	$354,901
Intersegment sales	15,178	466	15,644
Gross profit	44,669	5,510	50,179
Operating income	3,445	1,729	5,174

        Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Custom films	$75,345	$82,060	$155,483	$160,522
Stretch (pallet) wrap	54,514	45,639	107,591	90,262
Polyvinyl chloride wrap	18,421	20,603	36,484	42,274
Printed and converted films	2,419	2,375	4,672	4,657
Other specialty	31,868	30,526	58,549	57,186

Total	$182,567	$181,203	$362,779	$354,901

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

        There was no activity in the Spanish discontinued operation for the three and six months ended April 30, 2009.

        Condensed financial information for the three and six months ended April 30, 2008 related to the discontinued operations is as follows:

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

        Assets and liabilities of the discontinued operations are comprised of the following at April 30, 2009:

Spain
(in thousands)
Assets:
Cash	$471

Total assets	471

Liabilities:
Accounts payable	332

Total liabilities	$332

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

	Balance at April 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset (liability)
Foreign exchange forward contracts	$(233)	—	$(233)	—

        Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company's variable rate debt (revolving credit facilities) are financial liabilities with carrying values that approximate fair value. As of April 30, 2009, the carrying value of the Company's fixed rate debt was $162.7 million and fair value was estimated to be $111.5 million based on quoted market rates (Level 1).

(12) Derivative Financial Instruments

        On February 1, 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161") which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

        The Company seeks to minimize foreign exchange risks through operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company utilizes foreign exchange forward contracts primarily to hedge intercompany transactions, foreign

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) Derivative Financial Instruments (Continued)

currency trade sales and anticipated foreign currency raw materials. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

        The Company had a total of 15 open foreign exchange forward contracts outstanding at April 30, 2009, all of which have maturities of less than one year. The location in the consolidated balance sheet at April 30, 2009 and the derivative gains and losses in the consolidated income statements for the three and six months ended April 30, 2009 and 2008 related to forward exchange forward contracts were as follows:

			For the Three Months Ended April 30,		For the Six Months Ended April 30,
		Location of Gain or (Loss) Recognized in Consolidated Statement of Operations
			(in thousands)
	Location in the Consolidated Balance Sheet
			2009	2008	2009	2008
Foreign exchange forward contracts	Accounts payable and Accrued expenses	Other, net	$461	$(163)	$363	$314

(13) Commitments and Contingencies

  Lease Commitments:

        During the second quarter of fiscal 2009, the Company entered into a transaction with General Electric Capital Corporation ("GE Capital"), whereby GE Capital purchased certain of the Company's manufacturing equipment for $7.0 million and leased the equipment back to the Company under two six-year capital leases. The interest rates on the capital leases range from 3.9% to 8.5% with the weighted average rate of 5.78%. The current portion of these obligations is included in accrued liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheets. As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in the Company's consolidated balance sheet and continue to be depreciated. No gain or loss was recognized related to this transaction.

        The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through May 14, 2016. Under the terms of capital leases and noncancellable

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) Commitments and Contingencies (Continued)

operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the years ending October 31,	Capital Leases	Operating Leases	Total Commitment
Remainder of 2009	$694	$2,888	$3,582
2010	1,386	4,607	5,993
2011	1,386	2,807	4,193
2012	1,386	2,576	3,962
2013	1,386	2,384	3,770
Thereafter	1,848	4,466	6,314

Total minimum lease payments	$8,086	$19,728	$27,814

Less: Amounts representing interest	1,245

Present value of minimum lease payments	6,841
Less: Current portion of obligations under capital leases	1,017

Long-term portion of obligations under capital leases	$5,824

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

        On November 1, 2008, the Company entered into a one-year employment agreement with Linda N. Guerrera, the Company's Vice President and Controller. The other terms of the agreement are the same as discussed above.

        John J. Powers, and Paul C. Vegliante are the sons-in-law of the Company's Chairman, President and Chief Executive Officer, J. Brendan Barba. Additionally, Mr. Barba and David J. Cron and Robert Cron are cousins. Linda N. Guerrera is the daughter-in-law of Paul M. Feeney, the Company's Executive Vice President, Finance and Chief Financial Officer.

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

        We acquired substantially all of the assets of the Plastic Films segment of Atlantis Plastics, Inc. ("Atlantis") on October 30, 2008. Atlantis operated this segment through three divisions—stretch films, custom films and institutional products—with production in six plants located throughout the United States. Atlantis maintained a significant presence in many of its product categories, which are used in a variety of applications, including storage, transportation, food packaging and other commercial and consumer applications. Atlantis also converted some institutional products internally from custom films. This transaction enhances our position as the preferred supplier of flexible packaging solutions. The acquisition of Atlantis has provided us a stronger array of products and service to meet the needs of both companies' customers. Please refer to Note 3 of the consolidated financial statements for further discussion of the Atlantis acquisition.

  Market Conditions

        Following a decline in average resin costs in the first quarter of fiscal 2009, resin costs increased in the second quarter of fiscal 2009. We believe that resin prices will continue to rise during fiscal 2009 and volatility will continue to be driven by the oil and natural gas markets.

        Resin prices increased during the second quarter of fiscal 2009 as compared to the first quarter of fiscal 2009, but were 34% lower, or $0.25 per pound, than the average resin cost during the three months ended April 30, 2008. Average resin cost during the six months ended April 30, 2009 was 36% lower, or $0.26 per pound, than the average resin cost during the six months ended April 30, 2008. We anticipate that resin prices will continue to increase during the remainder of fiscal 2009 due to financial difficulties within the resin suppliers combined with increasing prices of oil and natural gas. We believe that the marketplace in which we sell our products remains very competitive, and is further complicated by adverse economic circumstances affecting many of our customers, distributors and suppliers. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to increase.

        Forecasts for fiscal 2009 generally call for a weak economy in the United States, with the continuation of the economic recession. It is difficult to predict the duration and depth of the economic slowdown and the impact on our business, but we expect that a weak economy will continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. We have implemented cost-reduction initiatives, including accelerating the consolidation of staffing, facilities and products related to the Atlantis acquisition, that are designed to increase efficiency and improve the way we run our business to meet the challenges of volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we are taking appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations

        AEP and Atlantis were significant competitors in the plastic films industry for many years, competing to sell similar products to a similar customer base. One of the primary factors in AEP's determination to pursue and consummate the Atlantis acquisition was the potential realization of synergistic benefits derived from SKU consolidation, logistical savings, resin cost savings and manufacturing and operating cost efficiencies. Immediately upon the completion of the acquisition, AEP began the process of reducing and combining SKU's, reformulating common products to their most effective common denominator and changing the manufacturing location of certain products to maximize operating and logistical efficiencies. For example, within a week of the Atlantis closing, AEP shut down Atlantis' Fontana, CA facility and began to implement a plan under which the customers previously serviced by Fontana would, in the future, be serviced by AEP's Chino, CA plant or Atlantis' Tulsa plant. We expect to devote significant time and effort throughout fiscal 2009 to achieve these synergistic benefits. However, as a result of the foregoing, no meaningful operational or financial information exists subsequent to the acquisition that segregates the impact of Atlantis from AEP as a whole. Therefore, although the Atlantis acquisition materially impacted AEP's net sales and results of operations for the three and six months ended April 30, 2009, the following Management's Discussion and Analysis of Financial Condition and Results of Operations does not include any separate information regarding Atlantis.

Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008

        The following table presents unaudited selected financial data for the three months ended April 30, 2009 and 2008 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	April 30, 2009		April 30, 2008
	$	$ Per lb. sold	$	$ Per lb. sold	% increase/ (decrease) of $	$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$182,567	$0.92	$181,203	$1.13	0.8%	$1,364
Gross profit	41,681	0.21	22,341	0.14	86.6%	19,340
Operating expenses:
Delivery	9,357	0.05	8,695	0.05	7.6%	662
Selling	9,549	0.05	8,092	0.05	18.0%	1,457
General and administrative	5,209	0.02	6,348	0.04	(17.9)%	(1,139)

Total operating expenses	$24,115	$0.12	$23,135	$0.14	4.2%	$980

Pounds sold		198,413 lbs.		160,775 lbs.

  Net Sales

        Net sales for the second quarter of fiscal 2009 increased $1.4 million, or 0.8%, to $182.6 million from $181.2 million for the second quarter of fiscal 2008. The increase was the result of a 23% increase in sales volume driven primarily by the Atlantis acquisition and positively affecting net sales by $35.2 million, partially offset by a 17% decrease in average selling prices resulting from a decrease in resin costs from the prior year, negatively affecting net sales by $30.7 million. Sales volume recovered in the second quarter of fiscal 2009 as customers began to restock following the first quarter of customers' normal destocking activities, but we continued to experience the adverse effects of the economic recession, primarily in our housing related products, causing total volume to be below management's expectations. The second quarter of fiscal 2009 also included a $3.1 million negative impact of foreign exchange relating to our Canadian operations.

  Gross Profit

        Gross profit for the second quarter of fiscal 2009 increased $19.3 million to $41.7 million from $22.4 million in the same quarter of the prior fiscal year. The improvement in gross profit is primarily due to increased volume combined with cost saving programs including the shut down of the Fontana, California plant, and internal initiatives designed to align production with demand at our manufacturing facilities. There was also an improvement in material margin resulting from the pre-buying of inventory before the January resin cost increase and negotiated settlements with suppliers of prior period pricing differences. The second quarter of fiscal 2009 also included $0.5 million of negative impact of foreign exchange relating to our Canadian operations.

  Operating Expenses

        Operating expenses for the second quarter of fiscal 2009 increased $1.0 million, or 4.2%, to $24.1 million from the comparable period in the prior fiscal year. The second quarter of fiscal 2009 includes $0.4 million favorable effect of foreign exchange decreasing reported total operating expenses. The increase in operating expenses is primarily due to higher delivery and selling expenses resulting from greater volumes sold in the current period, and an increase in compensation costs recorded in accordance with SFAS 123R for our stock options and performance units. Adjusting for a payment during the quarter ended April 30, 2008 of approximately $1.6 million, excluding professional fees, related to a commercial dispute, general and administrative expenses increased resulting primarily from transitional services associated with Atlantis.

  Other Operating Income (Expense)

        Other operating income for the three months ended April 30, 2009 was $4,000 in income and represented net gains on sales of fixed assets during the period as compared to $0.4 million in net losses for the same period in the prior fiscal year.

  Interest Expense

        Interest expense for the three months ended April 30, 2009 decreased $0.2 million to $3.9 million from $4.1 million in the prior year period, resulting primarily from lower interest rates on Credit Facility borrowings and lower interest expense on our 2013 Notes as a result of the extinguishment of $14.8 million of the 2013 Notes on April 1, 2009, partially offset by higher average borrowings on our Credit Facility during the three months ended April 30, 2009 as compared to the same period in the prior fiscal year.

  Gain on Extinguishment of Debt

        On April 1, 2009, we repurchased and retired $14.8 million (principal amount) of the Company's 2013 Notes at a price of 62.8% of par. The cash paid was $9.4 million, which included $0.1 million of accrued interest. In connection with the partial retirement, we recognized a $5.3 million gain on extinguishment of debt, which is the difference between the repurchase amount of $9.3 million and the principal amount retired of $14.8 million, net of the pro-rata write-off of the unamortized debt financing costs related to the 2013 Notes of $0.2 million.

  Other, net

        Other, net for the three months ended April 30, 2009 amounted to $0.1 million in expense, as compared to $0.1 million in income for the three months ended April 30, 2008. The decrease in other income is primarily attributable to higher foreign currency losses in the current period as compared to the prior period resulting from changes in foreign exchange rates and an increase in unrealized losses on foreign currency denominated payables and receivables.

  Income Tax Provision

        The provision for income taxes for the three months ended April 30, 2009 was $7.2 million on income from continuing operations before the provision for income taxes of $18.8 million. The difference between our effective tax rate of 38.3 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United Sates, net of federal benefit and the utilization of net operating losses of the foreign operations.

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

        Included in the provision for income taxes from discontinued operations for the three months ended April 30, 2008 is $2.8 million provision related to the realized foreign currency gains resulting from the repayment of all the intercompany loans received by the U.S. company from the Netherlands. The provision reduced the net operating loss carryforwards of the U.S. company.

        The sale of AEP Netherlands resulted in a taxable loss in which we provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. We determined that it is more likely than not that this carryforward will not be utilized.

  Discontinued Operations—Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. The financial statements at April 30, 2009 and October 31, 2008 and for the three months ended April 30, 2009 and 2008 also include as discontinued operations our Spanish operation which is in liquidation.

        A consolidated summary of the operating results of discontinued operations for the three months ended April 30, 2009 and 2008 is as follows:

	For the Three Months Ended April 30,
	2009	2008
	(in thousands)
Net sales	$—	$24,947
Gross profit	—	2,483
Income from discontinued operations	—	880
Gain from disposition	—	10,708
Income tax provision	—	(2,778)
Income from discontinued operations	$—	$8,810

        The results of the discontinued operation for the three months ended April 30, 2008 include the activity of our Netherlands operation up until its disposition on April 4, 2008, the gain on disposition of our Netherlands operation, and $330,000 of income in our Spanish subsidiary resulting from the return of a deposit held for a tax assessment currently being appealed. There was no activity during the three months ended April 30, 2009 in our Spain operation.

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

First Six Months of Fiscal 2009 Compared to First Six Months of Fiscal 2008

        The following table presents unaudited selected financial data for the six months ended April 30, 2009 and 2008 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended
	April 30, 2009		April 30, 2008
	$	$ Per lb. sold	$	$ Per lb. sold	% increase/ (decrease) of $	$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$362,779	$1.00	$354,901	$1.12	2.2%	$7,878
Gross profit	89,765	0.25	50,179	0.16	78.9%	39,586
Operating expenses:
Delivery	18,465	0.05	17,225	0.05	7.2%	1,240
Selling	18,583	0.05	16,074	0.05	15.6%	2,509
General and administrative	10,582	0.03	11,272	0.04	(6.1)%	(690)

Total operating expenses	$47,630	$0.13	$44,571	$0.14	6.9%	$3,059

Pounds sold		363,223 lbs.		318,237 lbs.

  Net Sales

        Net sales for the six months ended April 30, 2009 increased $7.9 million, or 2.2%, to $362.8 million from $354.9 million in the same period of the prior fiscal year. The increase was the result of a 14% increase in sales volume driven primarily by the Atlantis acquisition and positively affecting net sales by $45.6 million, partially offset by a 9% decrease in average selling prices negatively affecting net sales by $32.0 million. Consolidated sales volume for the first six months of fiscal 2009 was below management's expectations due to the adverse effects of the economic recession, primarily in our housing related products. The first six months of fiscal 2009 also included a $5.7 million negative impact of foreign exchange relating to our Canadian operations.

  Gross Profit

        Gross profit for the first six months of fiscal 2009 increased $39.6 million to $89.8 million from $50.2 million in the same period in the prior fiscal year. The increase in gross profit was primarily due to higher sales volume, combined with a $26.4 million decrease in the LIFO reserve during the current period resulting from a decrease in resin prices during the first six months of fiscal 2009. The first six months of fiscal 2009 also included $0.9 million of negative impact of foreign exchange relating to our Canadian operations.

  Operating Expenses

        Operating expenses for the six months ended April 30, 2009 increased $3.1 million, or 6.9%, to $47.6 million from the comparable period in the prior fiscal year. The first six months of fiscal 2009 includes $0.8 million favorable effect of foreign exchange decreasing reported total operating expenses. The increase in operating expenses is primarily due to higher delivery and selling expenses resulting from greater volumes sold in the current period and an increase in compensation costs recorded in accordance with SFAS 123R for our stock options and performance units. Adjusting for a payment during the six months ended April 30, 2008 of approximately $1.6 million, excluding professional fees, related to a commercial dispute, general and administrative expenses increased resulting primarily from transitional services associated with Atlantis partially offset by a decrease in bad debt expense (prior year included a provision for a customer's bankruptcy). Also, included in general and administrative expenses for the six months ended April 30, 2008 is approximately $0.4 million of advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands (sale was completed in April 2008).

  Other Operating Income (Expense)

        Other operating income for the six months ended April 30, 2009 was $4,000 in income and represented net gains on sales of fixed assets during the period as compared to $0.4 million in net losses for the same period in the prior fiscal year.

  Interest Expense

        Interest expense for the six months ended April 30, 2009 increased $0.2 million to $8.3 million from $8.1 million in the prior period, resulting primarily from higher average borrowings on our Credit Facility during the six months ended April 30, 2009 as compared to the same period in the prior fiscal year, partially offset by lower interest rates on Credit Facility borrowings and lower interest expense on our 2013 Notes as a result of the extinguishment of $14.8 million of the 2013 Notes on April 1, 2009.

  Gain on Extinguishment of Debt

        On April 1, 2009, we repurchased and retired $14.8 million (principal amount) of the Company's 2013 Notes at a price of 62.8% of par. The cash paid was $9.4 million, which included $0.1 million of accrued interest. In connection with the partial retirement, we recognized a $5.3 million gain on extinguishment of debt, which is the difference between the repurchase amount of $9.3 million and the principal amount retired of $14.8 million, net of the pro-rata write-off of the unamortized debt financing costs related to the 2013 Notes of $0.2 million

  Other, net

        Other, net for the six months ended April 30, 2009 amounted to $0.4 million in expense, as compared to $0.5 million in income for the six months ended April 30, 2008. The decrease in other income is primarily attributable to higher foreign currency losses in the current period as compared to the prior period resulting from changes in foreign exchange rates and an increase in unrealized losses on foreign currency denominated payables and receivables.

  Income Tax Provision

        The provision for income taxes for the six months ended April 30, 2009 was $15.1 million on income from continuing operations before the provision for income taxes of $38.8 million. The difference between our effective tax rate of 38.9 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit.

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

        Included in the provision for income taxes from discontinued operations for the six months ended April 30, 2008 is $2.8 million provision related to the realized foreign currency gains resulting from the repayment of all the intercompany loans received by the U.S. company from the Netherlands. The provision reduced the net operating loss carryforwards of the U.S. company.

        The sale of AEP Netherlands resulted in a taxable loss in which we provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. We determined that it is more likely than not that this carryforward will not be utilized.

  Discontinued Operations—First Six Months of Fiscal 2009 Compared to First Six Months of Fiscal 2008

        In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. The financial statements at April 30, 2009 and October 31, 2008 and for the six months ended April 30, 2009 and 2008 also include as discontinued operations our Spanish operation which is in liquidation.

        A consolidated summary of the operating results of discontinued operations for the six months ended April 30, 2009 and 2008 is as follows:

	For the Six Months Ended April 30,
	2009	2008
	(in thousands)
Net sales	$—	$56,238
Gross profit	—	5,436
Income from discontinued operations	—	1,239
Gain from disposition	—	10,708
Income tax provision	—	(2,778)
Income from discontinued operations	$—	$9,169

        The results of the discontinued operation for the six months ended April 30, 2008 include the activity of our Netherlands operation up until its disposition on April 4, 2008, the gain on disposition of our Netherlands operation, and $330,000 of income in our Spanish subsidiary resulting from the return of a deposit held for a tax assessment currently being appealed. There was no activity during the six months ended April 30, 2009 in our Spain operation.

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

Liquidity and Capital Resources

Summary

        We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to buy back shares of our common stock and 2013 Notes.

        Despite the challenging financial markets and economic conditions, AEP maintains a strong financial position. We have a strong balance sheet and liquidity that provides us with financial flexibility. As market conditions change, we continue to monitor our liquidity position. We ended the first six months of fiscal 2009 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $189.5 million, compared with $248.9 million at the end of fiscal 2008. On April 1, 2009, we repurchased and retired $14.8 million (principal amount) of the Company's 2013 Notes at a price of 62.8% of par. The cash paid was $9.4 million which included $0.1 million of accrued interest. We used monies obtained from a sale-leaseback and borrowings under our Credit Facility to fund this buyback of the 2013 Notes. The remaining improvement in our net debt position was driven primarily by cash provided by operating activities of $55.8 million, partially reduced by capital expenditures of $10.3 million.

        Our working capital amounted to $83.2 million at April 30, 2009 compared to $105.8 million at October 31, 2008. The decrease in working capital of $22.6 million was primarily due to a decrease in accounts receivable resulting from lower sales revenue in the second quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, a decrease in other current assets resulting primarily from the receipt of prepaid inventory and supplier credits (primarily arising from the Atlantis acquisition), and a decrease in deferred tax assets resulting from the utilization of net operating losses, partially offset by a decrease in accounts payable resulting from the timing of payments and a reduction in resin prices.

        We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next twelve months. However, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe the flexibility of our strong balance sheet affords us the opportunity to weather uncertain economic events from a position of strength and we remain confident in our ability to access capital to meet our strategic growth needs. At April 30, 2009, we had an aggregate of approximately $76.0 million available under our various worldwide credit facilities.

  Market Conditions

        The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions, our ability to refinance our existing debt and our ability to consummate acquisitions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Further, in the current volatile state of the credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments.

Cash Flows

        The following table summarizes our cash flows from operating, investing, and financing of our continuing operations and net cash flows from our discontinued operations for each of the six months ended April 30, 2009 and 2008:

	For the Six Months Ended April 30,
	2009	2008
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$55,841	$(10,680)
Investing activities	(8,121)	16,270
Financing activities	(46,781)	(5,970)
Net cash provided by discontinued operations	—	686
Effect of exchange rate changes on cash	(505)	(152)

Increase in cash and cash equivalents	$434	$154

    Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

  Operating Activities

        Our cash and cash equivalents were $0.7 million at April 30, 2009, as compared to $0.2 million at October 31, 2008. Net cash provided by operating activities from continuing operations during the six months ended April 30, 2009 was $55.8 million, and was comprised of income from continuing operations of $23.7 million adjusted for non-cash operating income totaling $7.1 million. Cash provided by operating activities includes a $37.3 million decrease in accounts receivable resulting primarily from a decrease in sales revenue in the second quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, $32.8 million decrease in inventories resulting from decreased resin prices and a decrease of $7.9 million in current assets resulting primarily from the receipt of prepaid inventory and supplier credits associated with Atlantis. Cash used in operating activities primarily includes a $32.8 million decrease in accounts payable as a result of timing of payments and a reduction in resin prices.

  Investing Activities

        Net cash used in investing activities from continuing operations during the six months ended April 30, 2009 was $8.1 million, resulting from $10.3 million in capital expenditures, partially offset by the receipt of $2.0 million from the final settlement of working capital with Atlantis.

  Financing Activities

        Net cash used in financing activities from continuing operations during the six months ended April 30, 2009 was $46.8 million, resulting primarily from $42.6 million in repayments under our Credit Facility and $1.5 million of repayments of our Pennsylvania loans and foreign borrowings, partially offset by $0.3 million of proceeds received from issuance of our common stock, primarily under our employee stock purchase plan. In addition, during the second quarter, we entered into a sale-leaseback transaction with GE Capital, whereby we received $6.6 million. In connection with the sale-leaseback transaction, GE Capital made the $0.4 million final payment to the vendors of the machinery. We used the proceeds of the sale-leasebacks combined with borrowings under our Credit Facility to repurchase and retire $14.8 million (principal amount) of the Company's 2013 Notes at a price of 62.8% of par. The cash paid for the repurchase of the 2013 Notes was $9.3 million plus $0.1 million of accrued interest.

  Discontinued Operations

        There was no activity in the discontinued operations of our Spanish subsidiary during the six months ended April 30, 2009.

Sources and Uses of Liquidity

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

        We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. We had average borrowings under the Credit Facility of approximately $38.0 million and $32.1 million, with a weighted average interest rate of 3.0% and 5.2%, during the three months ended April 30, 2009 and 2008, respectively. We had average borrowings under the Credit Facility of approximately $50.8 million and $26.3 million, with a weighted average interest rate of 3.4% and 5.9%, during the six months ended April 30, 2009 and 2008, respectively. Borrowings and letters of credit available under the Amended Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of eligible domestic assets at April 30, 2009 and October 31, 2008 supported a borrowing base of $100.4 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million and $0.9 million at April 30, 2009 and October 31 2008, respectively. Borrowings outstanding under the Credit Facility were $27.5 million and $70.0 million at April 30, 2009 and October 31, 2008, respectively. Therefore, availability at April 30, 2009 and October 31, 2008 under the Credit Facility was $71.8 million and $79.1 million, respectively.

        In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary used to support operations and is serviced by local cash flows from operations. There was zero and $1.3 million outstanding in Canada at April 30, 2009 and October 31, 2008, respectively. The interest rate on the Canadian credit facility is 4.4%. Availability under the Canadian credit facility at April 30, 2009 and October 31, 2008 was $4.2 million and $2.8 million, respectively.

        With Board approval, we repurchased and retired $14.8 million (principal amount) of the Company's 2013 Notes at a price of 62.8% of par on April 1, 2009. The cash paid was $9.4 million which included $0.1 million of accrued interest. We used proceeds from sale-leaseback transactions and borrowings under our Credit Facility to fund the buyback of the 2013 Notes. On April 14, 2009, our Board approved an increase to the previously authorized Senior Note Repurchase Program to a total of $25.0 million (representing an additional $14.0 million from the initial approval). Repurchases may be made in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The program does not obligate us to acquire any particular amount of the 2013 Notes and the program may be suspended at any time at management's discretion.

        Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Capital Leases

        During the second quarter of fiscal 2009, we entered into a transaction with GE Capital, whereby GE Capital purchased certain of the Company's manufacturing equipment for $7.0 million and leased the equipment back to the Company under two six-year capital leases. At April 30, 2009, we had $6.8 million in obligations under capital leases which represents the present value of the future minimum lease payments, less amounts representing interest. The current portion of these obligations is included in accrued liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheets. The interest rates on the capital leases range from 3.9% to 8.5% with the weighted average rate of 5.78%. As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in the Company's consolidated balance sheet and continue to be depreciated. No gain or loss was recognized related to this transaction.

Share Repurchases

        On June 6, 2008, our Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Through April 30, 2009, there were no repurchases made under the June 2008 repurchase program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

        Our contractual obligations and commercial commitments as of April 30, 2009 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2009 balance of the year	$260	$6,354	$694	$2,888	$10,196
2010	531	12,698	1,386	4,607	19,222
2011	441	12,683	1,386	2,807	17,317
2012	145	12,674	1,386	2,576	16,781
2013(1)	187,763	6,361	1,386	2,384	197,894
Thereafter	1,056	273	1,848	4,466	7,643

Total(2)	$190,196	$51,043	$8,086	$19,728	$269,053

(1)
Borrowings include $160.2 million Senior Notes due on March 15, 2013 and $27.5 million of outstanding borrowings under our Amended Credit Facility which is due December 15, 2012.

(2)
Borrowings include $27.5 million of variable rate borrowings (outstanding borrowing under our Amended Credit Facility). See Note 6 of the Consolidated Financials Statements for further discussion of our debt.

        In addition to the amounts reflected in the table above:

        Concurrently with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. In addition to the shutdown of the Fontana, California plant which occurred in November of 2008, we gave notice to our employees on May 21, 2009 of our intention to shut down the acquired Cartersville, Georgia plant during the second half of fiscal 2009. The costs related to the foregoing and any additional costs associated with this plan that meet the requirements of the Emerging Issues Task Force (EITF) Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3") will be recorded as an adjustment to the allocation of the purchase price paid by us in connection with the acquisition. We are still in the process of finalizing the plan and as a result, we are unable at this time to estimate the costs associated with this plan, other than the approximately $50,000 of severance costs already paid to the employees of the Atlantis Fontana, California plant. Costs associated with a restructuring may include severance costs, lease termination costs, and equipment moving costs. We expect to complete our plan to reorganize and realign the Atlantis operations, as well as finalize the purchase price allocation, within fiscal 2009.

        For tax purposes, the $5.3 million gain on extinguishment of debt, net will be deferred under Internal Revenue Code Section 108(i) as amended by the American Recovery and Reinvestment Act of 2009. The gain on extinguishment of debt, net will be recognized as taxable income in our Federal tax return ratably over the fiscal years beginning October 31, 2014 through October 31, 2018. The deferred tax liability associated with this gain is reflected in deferred tax liability in the consolidated balance sheet at April 30, 2009.

        We expect to incur approximately $14.5 million of capital expenditures during the remainder of fiscal 2009. We do not expect we will need to make any significant capital expenditures in the Atlantis plants during fiscal 2009.

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

        There were no changes to our critical accounting policies during the six months ended April 30, 2009.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 is effective for our fiscal year beginning November 1, 2008 for financial assets and liabilities and our fiscal year beginning November 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities had no effect on our consolidated financial statements other than expanded disclosure requirements (see Note 11 to the Consolidated Financial Statements for further discussion). The adoption of SFAS No. 157 for non-financial assets and liabilities will have no effect on our consolidated financial statements other than expanded disclosure requirements.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161") which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted this statement on February 1, 2009. The adoption of SFAS No. 161 had no effect on our consolidated financial statements other than expanded disclosure requirements (see Note 12 to the Consolidated Financial Statements for further discussion).

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

        In April 2009, the FASB issued FASB Staff Position No 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1), which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for quarter ending July 31, 2009. We are currently evaluating the impact, if any, that FSP 107-1 and APB 28-1 will have on our consolidated financial statements.

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

Interest Rates

        The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2009, the carrying value of our total debt was $190.2 million of which approximately $162.7 million was fixed rate debt. As of April 30, 2009, the estimated fair value of our fixed rate debt was approximately $111.5 million.

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

        We had a total of 15 and 5 open foreign exchange forward contracts outstanding at April 30, 2009 and October 31 2008, respectively, with total notional contract amounts of $11.2 million and $8.5 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts was a net liability of $0.2 million and $0.6 million at April 30, 2009 and October 31, 2008 respectively.

        See Note 12 to the Consolidated Financial Statements for further discussion.

        Our Canadian subsidiary had third party outstanding debt of approximately zero and $1.3 million on April 30, 2009 and October 31 2008, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

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

        As of April 30, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of April 30, 2009.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On June 6, 2008, our Board terminated the then existing 2008 stock repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program, subject to covenant restrictions (the "June 2008 repurchase program"). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. There were no repurchases under the June 2008 repurchase program through April 30, 2009.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        At our annual meeting of stockholders on April 14, 2009, stockholders elected the three Class B director nominees to serve three-year terms and ratified the appointment of KPMG LLP as our independent registered public accounting firm for the year ending October 31, 2009. The results of the voting are shown below:

Proposal 1—Election of Directors

Class C Nominees	Votes For	Votes Withheld
Robert T. Bell	5,689,398	88,994
Paul M. Feeney	5,481,415	296,977
Frank P. Gallagher	5,271,805	506,587

Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm

Votes For	Votes Against	Abstain
5,744,062	28,642	5,688

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

AEP Industries Inc.
Dated: June 9, 2009	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Dated: June 9, 2009	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)