Form 10-Q
period 2009-07-31
AEP INDUSTRIES INC
filed 2009-09-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 4, 2009 was 6,818,826.

AEP INDUSTRIES INC.

		Page Number
PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements	3

	Consolidated Balance Sheets at July 31, 2009 (unaudited) and October 31, 2008	3

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months and nine months ended July 31, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended July 31, 2009 and 2008 (unaudited)	5

	Notes to Consolidated Financial Statements	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	45

ITEM 4:	Controls and Procedures	46

PART II	OTHER INFORMATION

ITEM 1:	Legal Proceedings	48

ITEM 1A:	Risk Factors	48

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	48

ITEM 3:	Defaults Upon Senior Securities	48

ITEM 4:	Submission of Matters to a Vote of Security Holders	48

ITEM 5:	Other Information	48

ITEM 6:	Exhibits	48

	Signatures	49

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2009	October 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,250	$224
Accounts receivable, less allowance for doubtful accounts of $5,407 and $3,434 in 2009 and 2008, respectively	68,960	102,579
Inventories, net	73,533	78,020
Deferred income taxes	6,580	12,427
Other current assets	4,858	12,683
Assets of discontinued operations	508	450

Total current assets	155,689	206,383

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $255,606 in 2009 and $241,372 in 2008	171,566	164,305
GOODWILL	9,859	10,894
INTANGIBLE ASSETS	2,364	3,353
DEFERRED INCOME TAXES	—	925
OTHER ASSETS	5,582	4,980

Total assets	$345,060	$390,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$527	$1,826
Accounts payable	51,373	74,691
Accrued expenses	26,561	23,762
Liabilities of discontinued operations	358	317

Total current liabilities	78,819	100,596
LONG-TERM DEBT	176,509	247,329
DEFERRED INCOME TAXES	9,014	1,328
OTHER LONG-TERM LIABILITIES	8,025	1,447

Total liabilities	272,367	350,700

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 10,974,920 and 10,909,659 shares issued in 2009 and 2008, respectively	110	109
Additional paid-in capital	107,063	105,808
Treasury stock at cost, 4,160,158 shares in 2009 and 2008, respectively	(129,682)	(129,682)
Retained earnings	93,926	64,814
Accumulated other comprehensive income (loss)	1,276	(909)

Total shareholders’ equity	72,693	40,140

Total liabilities and shareholders’ equity	$345,060	$390,840

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
NET SALES	$189,750	$207,020	$552,529	$561,921
COST OF SALES	152,267	188,959	425,281	493,681

Gross profit	37,483	18,061	127,248	68,240
OPERATING EXPENSES:
Delivery	9,781	10,340	28,246	27,565
Selling	10,027	7,981	28,610	24,055
General and administrative	6,347	3,584	16,929	14,856

Total operating expenses	26,155	21,905	73,785	66,476
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	3	98	7	(336)

Operating income (loss)	11,331	(3,746)	53,470	1,428
OTHER INCOME (EXPENSE):
Interest expense	(3,759)	(3,772)	(12,052)	(11,911)
Gain on extinguishment of debt, net	—	—	5,285	—
Other, net	(234)	237	(586)	732

Income (loss) from continuing operations before (provision) benefit for income taxes	7,338	(7,281)	46,117	(9,751)
(PROVISION) BENEFIT FOR INCOME TAXES	(1,921)	2,547	(17,005)	3,351

Income (loss) from continuing operations	5,417	(4,734)	29,112	(6,400)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	—	(38)	—	1,201
Gain from disposition	—	—	—	10,708
Provision for income taxes	—	—	—	(2,778)

Income (loss) from discontinued operations	—	(38)	—	9,131

Net income (loss)	$5,417	$(4,772)	$29,112	$2,731

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.80	$(0.70)	$4.30	$(0.94)

Income (loss) from discontinued operations	$—	$(0.01)	$—	$1.34

Net income (loss) per common share	$0.80	$(0.71)	$4.30	$0.40

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.79	$(0.70)	$4.28	$(0.94)

Income (loss) from discontinued operations	$—	$(0.01)	$—	$1.34

Net income (loss) per common share	$0.79	$(0.71)	$4.28	$0.40

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$5,417	$(4,772)	$29,112	$2,731
Other comprehensive income (loss):
Foreign currency translation adjustments	2,084	(612)	2,140	(1,023)
Amortization of prior service cost, net of tax (including $30 for the nine months ended July 31, 2008 related to AEP Netherlands)	15	12	45	66
Reclassification of accumulated foreign currency translation adjustments and unamortized prior service cost	—	—	—	(7,695)

Comprehensive income (loss)	$7,516	$(5,372)	$31,297	$(5,921)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,112	$2,731
Income from discontinued operations	—	9,131

Income (loss) from continuing operations	29,112	(6,400)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	14,151	10,186
Gain on extinguishment of debt, net	(5,285)	—
Change in LIFO reserve	(21,322)	22,757
Amortization of debt fees	827	638
Provision for losses on accounts receivable and inventories	632	883
Change in deferred income taxes	15,816	(4,158)
Share-based compensation expense (income)	3,005	(113)
Other	292	336
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	32,489	(6,102)
Decrease (increase) in inventories	25,640	(31,896)
Decrease (increase) in other current assets	7,960	(2,115)
Increase in other assets	(1,687)	(213)
(Decrease) increase in accounts payable	(23,799)	23,521
Increase (decrease) in accrued expenses	119	(861)
Increase in other long-term liabilities	47	3

Net cash provided by operating activities	77,997	6,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,445)	(19,655)
Net working capital true-up related to Atlantis acquisition	2,032	—
Net proceeds from dispositions of property, plant and equipment	181	302
Net proceeds from sale of discontinued operations	—	26,764

Net cash (used in) provided by investing activities	(17,232)	7,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of Credit Facility	(55,580)	(7,600)
Repurchase of 2013 Senior Notes	(9,320)	—
Proceeds from sale leaseback transactions	6,638	—
Repayments of Pennsylvania Industrial Loans	(377)	(287)
Net repayments of foreign debt	(1,337)	—
Principal payments on capital lease obligations	(370)	—
Buyback of common stock	—	(4,304)
Proceeds from issuance of common stock	597	572
Proceeds from exercise of stock options	213	129
Other	(446)	(254)

Net cash used in financing activities	(59,982)	(11,744)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	2,928
Net cash used in investing activities	—	(155)
Net cash used in financing activities	—	(2,168)
Effects of exchange rate changes on cash in discontinued operations	—	69

Net cash provided by discontinued operations	—	674

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	243	(183)

Net increase in cash	1,026	2,624
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224	546

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,250	$3,170

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid by continuing operations during the period for interest	$8,062	$7,944

Cash paid by discontinued operations during the period for interest	—	$428

Cash paid by continuing operations during the period for income taxes	$366	$1,524

Reclassification from intangibles to property, plant and equipment upon exercise of option to purchase land and building	$978	—

Equipment financed through capital lease obligation during period	$407	—

Equipment financed through buyout of operating lease deposit	$58	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2009, the consolidated results of operations for the three and nine months ended July 31, 2009 and 2008, and consolidated cash flows for the nine months ended July 31, 2009 and 2008, respectively, have been made. The consolidated results of operations for the three and nine months ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008, filed with the Commission on January 27, 2009.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Earnings Per Share (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
Weighted average common shares outstanding:
Basic	6,789,498	6,729,953	6,772,731	6,795,853
Effect of dilutive securities:
Options to purchase common stock	67,591	—	33,703	—

Diluted	6,857,089	6,729,953	6,806,434	6,795,853

At July 31, 2009 and 2008, the Company had 113,180 and 114,180 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price. For the three and nine months ended July 31, 2008, the Company had 42,051 and 69,007 stock options outstanding, respectively, that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

(3)	Atlantis Plastics Films Acquisition

On October 30, 2008, the Company completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries (“Atlantis”) for a purchase price of $99.2 million in cash, before expenses of approximately $1.5 million. The net assets acquired included approximately $56.8 million of net working capital. The purchase price was subject to a post-closing net working capital true-up of no more than plus or minus $2.5 million. The acquisition was conducted under the supervision of the United States Bankruptcy Court for the Northern District of Georgia-Atlanta Division in connection with Atlantis’ voluntary petition for Chapter 11 protection. All pre-petition liabilities were excluded from the acquisition. The purpose of the acquisition was to synergistically complement the Company’s existing businesses. The $6.1 million deposit previously funded by the Company in August 2008 into escrow was paid to the seller, and the Company funded the remaining purchase price with $70.1 million under its revolving credit facility and $23.0 million with cash on hand. Concurrently with the acquisition of Atlantis, the Company entered into an amendment to its existing Credit Facility (see Note 6 for further discussion).

During the first half of fiscal 2009, the Company settled the net working capital true-up with Atlantis. The Company received $1.5 million on January 29, 2009 and $0.5 million on April 2, 2009. The full $2.0 million has been reflected as a reduction in the purchase price bringing the adjusted purchase price to $98.8 million after expenses.

Pursuant to the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the total adjusted purchase price of $98.8 million is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and the Company may adjust the preliminary purchase price allocation after obtaining more information regarding

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Atlantis Plastics Films Acquisition (Continued)

liabilities assumed and revising preliminary estimates. Concurrently with the closing of the Atlantis acquisition, the Company initiated the first step in a Board-approved plan to realign and reorganize the Atlantis business, including commencement of shutting down Atlantis’ Fontana, California plant, which manufactured stretch films. On May 21, 2009, the Company gave notice to its employees of its intention to shut down the acquired Cartersville, Georgia plant during the second half of fiscal 2009. The Cartersville plant manufactures custom films. At this time, the Company is unable to estimate the costs associated with a restructuring of the Atlantis businesses, other than the approximately $50,000 of severance already paid to the employees of the Atlantis Fontana, California plant and $120,000 of severance paid to a portion of the Cartersville employees. Costs associated with a restructuring may include additional severance costs, lease termination costs, and equipment moving costs. The Company expects to complete its plan to reorganize and realign the Atlantis operations by the end of fiscal 2009. The purchase price allocation will be finalized in fiscal 2009.

The following table represents the purchase price and related preliminary allocation to the estimated fair values of the assets acquired and liabilities assumed, after proportionately allocating the negative goodwill resulting from the transaction to property, plant and equipment and intangible assets in accordance with SFAS No. 141.

	Revised Preliminary Allocation At July 31, 2009	Preliminary Allocation At October 31, 2008
	(in thousands)
Cash paid for certain assets and liabilities of Atlantis Plastics Films	$97,244	$99,276
Estimated acquisition costs	1,544	1,481

Total purchase price	98,788	100,757

Assets acquired and liabilities assumed:
Accounts receivable	31,940	30,599
Allowance for doubtful accounts	(2,233)	(597)

Accounts receivable, net	29,707	30,002
Inventories, net	22,533	24,041
Other current assets	9,180	9,193
Deferred income taxes (current)	421	424
Property, plant and equipment	40,678	40,857
Deferred income taxes (long term)	1,263	1,261
Other assets	616	616
Intangible assets (including $1.0 million option to purchase property – See Note 5 for discussion)	3,353	3,158
Accounts payable	(2,098)	(2,098)
Accrued expenses	(5,181)	(5,012)
Deferred income tax liability	(1,684)	(1,685)

Net assets acquired	$98,788	$100,757

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Atlantis Plastics Films Acquisition (Continued)

The following unaudited pro forma information summarizes the results of operations for the three and nine months ended July 31, 2008, as if the Atlantis acquisition had been completed as of November 1, 2007. The pro forma information below gives effect to actual operating results prior to the acquisition. Adjustments for additional interest expense related to the borrowings made under the Amended Credit Facility and amortization of the related deferred financing costs, depreciation expense based on the fair value of the newly acquired property, plant and equipment using the Company’s depreciation policy, amortization expense related to separately identifiable intangible assets using the straight-line method over a weighted average life of 12 years and the increase in the LIFO reserve related to the Atlantis inventory added to the Company’s LIFO layers are reflected in the pro forma information. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

	For the Three Months Ended July 31, 2008	For the Nine Months Ended July 31, 2008
	(in thousands, except per share data)
Net sales	$279,999	$774,420
Operating (loss) income	$(214)	$4,493
Loss from continuing operations	$(3,553)	$(8,439)
Net (loss) income	$(3,571)	$692
Basic earnings (loss) per common share:
Loss from continuing operations	$(0.52)	$(1.24)

(Loss) income from discontinued operations	$(0.01)	$1.34

Net (loss) income per common share	$(0.53)	$0.10

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.52)	$(1.24)

(Loss) income from discontinued operations	$(0.01)	$1.34

Net (loss) income per common share	$(0.53)	$0.10

(4)	Inventories

Inventories, stated at the lower of cost (last-in, first-out method (“LIFO”) for the U.S. operations, and the first-in, first-out method (“FIFO”) for the Canadian operation and for U.S. supplies and printed and converted finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates. The Company establishes a reserve in those situations in which cost exceeds market value.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Inventories (Continued)

Inventories are comprised of the following:

	July 31, 2009	October 31, 2008
	(in thousands)
Raw materials	$29,273	$32,677
Finished goods	41,438	42,617
Supplies	3,302	3,537

	74,013	78,831
Less: Inventory reserve	480	811

Inventories, net	$73,533	$78,020

The LIFO method was used for determining the cost of approximately 86% and 84% of total inventories at July 31, 2009 and October 31, 2008, respectively. Inventories would have increased by $10.4 million and $31.7 million at July 31, 2009 and October 31, 2008, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of year-end costs. Interim LIFO calculations are therefore, subject to the final year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the nine months ended July 31, 2009 and the year ended October 31, 2008 are as follows:

(in thousands)
Goodwill at October 31, 2007	12,273
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2008	10,894
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,035)

Goodwill at July 31, 2009	$9,859

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Goodwill and Intangible Assets (Continued)

Changes in the carrying amount of intangible assets during the nine months ended July 31, 2009 and the year ended October 31, 2008 are as follows:

	Customer List (Mercury)	Trade names (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2007	$253	$—	$—	$—	$253
Amortization	(58)	—	—	—	(58)
Atlantis acquisition (see Note 3)	—	931	894	1,333	3,158

Balance at October 31, 2008	195	931	894	1,333	3,353
Reallocation of negative goodwill (see Note 3)	—	2	100	93	195
Exercise of option to purchase property	—	—	(978)	—	(978)
Amortization	(44)	(63)	(16)	(83)	(206)

Balance at July 31, 2009	$151	$870	$—	$1,343	$2,364

Included in leasehold interests was the Company’s option to purchase a Mankato, Minnesota property (previously under an operating lease) from the lessor (the City of Mankato) for a purchase price of $2.3 million minus 50% of that portion of each rental payment that would be considered principal reduction (increasing to 75% during the last 24 months of the lease term). The Company allocated $1.0 million of value to this option to purchase. The Company exercised this option to purchase on June 26, 2009 for $1.4 million. The allocated value of the option to purchase was reclassified to property, plant and equipment at the time of purchase.

Amortization periods over a straight-line basis are as follows:

In Years
Customer list (Mercury)	6
Trade names—Linear Films	10
Trade names—Sta-Dri	20
Customer relationships	13
Unfavorable lease	6.8
Favorable lease	2

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	Debt

A summary of the components of debt is as follows:

	July 31, 2009	October 31, 2008
	(in thousands)
Credit facility(a)	$14,420	$70,000
7.875% senior notes due 2013(b)	160,160	175,000
Pennsylvania Industrial Loans(c)	2,456	2,833
Foreign bank borrowings(d)	—	1,322

Total debt	177,036	249,155
Less: current portion	527	1,826

Long-term debt	$176,509	$247,329

(a) Credit facility

On October 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with Wachovia Bank N.A. as a lender thereunder and as agent for the lenders thereunder (the “Amended Credit Facility”). The Company previously was party to a Loan and Security Agreement with Wachovia Bank N.A. as initial lender thereunder and as agent for the lenders thereunder (the “Original Credit Facility”). “Credit Facility” refers either to the Original Credit Facility or Amended Credit Facility as the context requires. The Amended Credit Facility increased the maximum borrowing amount from $125.0 million to $150.0 million, while maintaining a maximum of $20.0 million for letters of credit, and extended the maturity date from November 19, 2010 to December 15, 2012. The Company can reduce commitments under the Amended Credit Facility at any time after October 30, 2009.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $26.2 million and $7.6 million, with a weighted average interest rate of 2.9% and 5.0%, during the three months ended July 31, 2009 and 2008, respectively. The Company had average borrowings under the Credit Facility of approximately $42.5 million and $20.0 million, with a weighted average interest rate of 3.3% and 5.8%, during the nine months ended July 31, 2009 and 2008, respectively.

Under the Original Credit Facility, interest rates were based upon Excess Availability (as defined) at a margin of the prime rate plus 0% to 0.25% for overnight borrowings and LIBOR plus 1.25% to 2.00% for LIBOR borrowings up to nine months. Under the Amended Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate (defined as the greater of Wachovia’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

Borrowings and letters of credit available under the Amended Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of eligible domestic assets at July 31, 2009 and October 31, 2008 supported a borrowing base of

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

$117.3 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million and $0.9 million at July 31, 2009 and October 31, 2008, respectively. Borrowings outstanding under the Credit Facility were $14.4 million and $70.0 million at July 31, 2009 and October 31, 2008, respectively. Therefore, availability at July 31, 2009 and October 31, 2008 under the Credit Facility was $101.8 million and $79.1 million, respectively.

The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of $285.2 million and $315.6 million at July 31, 2009 and October 31, 2008, respectively.

If Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio.

The Company has an unused line fee related to the Credit Facility. Under the Original Credit Facility, this fee was equal to the unused line fee percentage multiplied by the aggregate of (i) the base of availability under the Credit Facility (up to $100 million) minus (ii) the average daily usage of the credit facility during the period. The unused line fee percentage rate was based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company’s leverage ratio. If the Quarterly Average Excess Availability was equal to or greater than $50 million, the unused line fee was 0.375%. If the Quarterly Average Excess Availability was less than $50 million, the unused line fee was 0.50%. Under the Amended Credit Facility, the unused line fee is equal to the unused line fee percentage described below multiplied by (i) $125.0 million minus (ii) the average daily usage of the Amended Credit Facility during the relevant monthly period. The unused line fee percentage rate is based on (i) Quarterly Average Excess Availability, as defined, or (ii) the Company’s Leverage Ratio, as defined. If the Quarterly Average Excess Availability is $50.0 million or greater or the Company’s Leverage Ratio is less than 2.0 to 1.0, the unused line fee percentage is 0.375%. If the Quarterly Average Excess Availability is less than $50.0 million or the Company’s Leverage Ratio is greater than 2.0 to 1.0, the unused line fee percentage is 0.50%. If determination of the Company’s Quarterly Average Excess Availability and Leverage Ratio would yield different unused line fee percentages, the lower percentage shall be used. During the three months ended July 31, 2009 and 2008, the Company paid unused line fees of approximately $94,000 and $88,000, respectively, and $231,000 and $226,000 for the nine months ended July 31, 2009 and 2008, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The Amended Credit Facility contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. If at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. Excess Availability under the Credit Facility ranged from $60.7 million to $101.8 million during the nine months ended July 31, 2009 and from $66.0 million to $123.0 million during the nine months ended July 31, 2008.

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

The Company has paid and capitalized $1.5 million of fees related to the Amended Credit Facility. These fees, along with the unamortized fees of $0.3 million related to the Original Credit Facility, are being amortized on a straight line basis over 50 months, the term of the Amended Credit Facility, in accordance with EITF Issue No. 98-14. During the three months ended July 31, 2009 and 2008 the Company amortized approximately $0.1 million and $35,000, respectively, and for the nine months ended July 31, 2009 and 2008, approximately $0.3 million and $0.1 million, respectively, into interest expense related to these fees in the consolidated statements of operations.

The Company was in compliance with the financial and other covenants at July 31, 2009 and October 31, 2008.

(b) 7.875% Senior Notes due 2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

In March 2009, the Company’s Board authorized the Senior Note Repurchase Program, under which the Company may repurchase a portion of the 2013 Notes in privately negotiated transactions, funded by proceeds from sale-leaseback transactions up to $8.0 million and borrowings under the Credit Facility up to $3.0 million. On April 1, 2009, the Company repurchased and retired $14.8 million (principal amount) of its 2013 Notes at a price of 62.8% of par. The cash paid was $9.4 million which included $0.1 million of accrued interest. In connection with the partial retirement, the Company recognized a gain on extinguishment of debt of $5.3 million, which is the difference between the repurchase amount of $9.3 million and the principal amount retired of $14.8 million, net of the pro-rata write-off of the unamortized debt financing costs related to the 2013 Notes of $0.2 million.

On April 14, 2009, the Board approved an increase to the previously authorized Senior Note Repurchase Program to a total of $25.0 million (representing an additional $14.0 million from the initial approval). Repurchases may be made in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Debt (Continued)

the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of the 2013 Notes and the program may be suspended at any time at the Company’s discretion.

The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at July 31, 2009 and October 31, 2008.

Interest is paid semi-annually on every March 15 th and September 15th.

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

During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three and nine months ended July 31, 2009 and 2008, in addition to the pro-rata write-off in April 2009 of the unamortized debt financing costs of $0.2 million discussed above, the Company amortized approximately $0.2 million and $0.5 million, respectively, into interest expense related to these fees in the consolidated statements of operations.

(c) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.8 million at July 31, 2009.

(d) Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero and $1.3 million outstanding in Canada at July 31, 2009 and October 31, 2008, respectively. The weighted average interest rate on the Canadian credit facility for the nine months ended July 31, 2009 is 4.97%. Availability under the Canadian credit facility at July 31, 2009 and October 31, 2008 was $4.6 million and $2.8 million, respectively.

(7)	Shareholders’ Equity

Share-Based Compensation

At July 31, 2009, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation expense related

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders’ Equity (Continued)

to the Company’s stock option plans and employee stock purchase plan recorded in the consolidated statements of operations for the three and nine months ended July 31, 2009 was $1.9 million and $3.0 million, respectively. Total share-based compensation expense related to the Company’s stock option plans and employee stock purchase plan recorded in the consolidated statements of operations for the three and nine months ended July 31, 2008 was $0.7 million of income and $0.1 million of income, respectively.

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Company’s Board of Directors (the “Board”) adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders (prior to 2006 each non-employee director received 1,000 stock options). The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2009 and 2008 has been made from new shares. At July 31, 2009, 586,084 shares are available to be issued under the 2005 Option Plan.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders’ Equity (Continued)

There were no options granted during the three months ended July 31, 2009 or during the three months ended July 31, 2008. As a result, the table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the nine months ended July 31, 2009 and 2008.

	For the Nine Months Ended July 31,
	2009	2008
Risk-free interest rates	2.26%	3.67%
Expected life in years	7.5	7.5
Expected volatility	54.51%	56.88%
Dividend rate	0%	0%
Weighted average fair value per option at date of grant	$9.95	$20.47

The following table summarizes the Company’s stock option plans as of July 31, 2009, and changes during the nine months ended July 31, 2009:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2008 (215,011 options exercisable)	257,719	52,600	310,319	$18.63	$6.90-51.00	5.3	$1,904
Granted	—	12,000	12,000	$17.07	$17.07
Exercised	(24,411)	(800)	(25,211)	$9.84	$9.30-19.83
Forfeited/Cancelled	(992)	—	(992)	$9.30	$9.30
Expired	(1,000)	—	(1,000)	$26.63	$26.63

Options outstanding at July 31, 2009	231,316	63,800	295,116	$19.32	$6.90-51.00	4.8	$3,996

Vested and expected to vest at July 31, 2009	231,316	63,752	295,068	$19.32		4.8	$3,996

Exercisable at July 31, 2009	231,316	19,600	250,916	$17.50		4.1	$3,752

The table below presents information related to stock option activity for the three and nine months ended July 31, 2009 and 2008:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)
Total intrinsic value of stock options exercised	$392	$56	$415	$261
Total fair value of stock options vested	$—	$3	$574	$514

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders’ Equity (Continued)

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and nine months ended July 31, 2009 was approximately $0.1 million and $0.2 million, respectively, and $0.2 million and $0.5 million for the three and nine months ended July 31, 2008, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2009 and 2008. For the three and nine months ended July 31, 2009 and 2008, there were no excess tax benefits recognized resulting from share-based compensation awards.

As of July 31, 2009, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at July 31, 2009 and changes during the nine months ended July 31, 2009 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2008	95,308	$13.49
Granted	12,000	$9.95
Vested	(63,012)	$9.11
Forfeited	(96)	$6.51

Non-vested at July 31, 2009	44,200	$18.78

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

Performance Units

The 2005 Option Plan also provides for the granting of Board approved performance units (“Units”). Outstanding Units are subject to forfeiture based on an annual EBITDA (earnings before interest, taxes, depreciation and amortization) or Adjusted EBITDA (EBITDA, as adjusted for share-based compensation expense) performance goal as determined and adjusted by the Board. If the Company’s EBITDA or Adjusted EBITDA equals or exceeds the performance goal, no Units will be forfeited. If the Company’s EBITDA or Adjusted EBITDA is between 80% and less than 100% of the performance goal, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage EBITDA or Adjusted EBITDA is less than the performance goal. If EBITDA or Adjusted EBITDA is below 80% of the performance goal, the employee will forfeit all

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders’ Equity (Continued)

Units. Subsequent to the satisfaction of the performance goal, the vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates.

The Units will immediately vest (subject to pro-ration, if such termination event occurs during or as of the end of the fiscal year in which the initial grant was made) in the event of (1) the death of an employee, (2) the permanent disability of an employee (within the meaning of the Internal Revenue Code of 1986, as amended) or (3) a termination of employment due to the disposition of any asset, division, subsidiary, business unit, product line or group of the Company or any of its affiliates. In the case of any other termination, any unvested performance units will be forfeited. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the exercisability of any award, or the end of a performance period. For each Unit, upon vesting and the satisfaction of any required tax withholding obligation, the employee has the option to receive one share of the Company’s common stock, the equivalent cash value or a combination of both.

Due to the cash settlement feature, the Units are liability classified and are recognized at fair value, depending on the percentage of requisite service rendered at the reporting date, and are remeasured at each balance sheet date to the market value of the Company’s common stock at the reporting date.

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

Total share-based compensation expense related to the Units was approximately $1.7 million and $2.6 million for the three and nine months ended July 31, 2009, respectively, and $0.9 million of income and $0.7 million of income for the three and nine months ended July 31, 2008, respectively. At July 31, 2009 and October 31, 2008, there are $1.5 million and $0.6 million in current liabilities, respectively, and $1.6 million and $0.8 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders’ Equity (Continued)

The following table summarizes the Units as of July 31, 2009, and changes during the nine months ended July 31, 2009:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2008	115,360	$0.00	1.6	$2,258
Units granted	163,450	$0.00
Units vested	(39,040)	$0.00		$914
Units forfeited or cancelled	(1,400)

Units outstanding at July 31, 2009	238,370	$0.00	2.1	$7,606

Vested and expected to vest at July 31, 2009	232,370		2.1	$7,415

Exercisable at July 31, 2009	—

During the nine months ended July 31, 2009, the Company paid $0.6 million in cash and issued 611 shares of its common stock, in each cash net of withholdings, in settlement of the vesting of Units occurring during fiscal 2009.

Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of the Company’s common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and nine months ended July 31, 2009, 18,445 and 40,638 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. During the three and nine months ended July 31, 2008, 17,874 and 29,209 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $68,000 and $195,000 for the three and nine months ended July 31, 2009, respectively, and $49,000 and $142,000 for the three and nine months ended July 31, 2008, respectively.

Treasury Shares

On November 1, 2007, the Company’s Board approved a stock repurchase program under which the Company was authorized to purchase up to $5.0 million of its common stock. On January 11, 2008, the Board increased the amount with which the Company may repurchase its common stock from $5.0 million to $8.0 million (“the January 2008 repurchase program”). Between January 24 and January 30, 2008, the Company repurchased under the January 2008 repurchase program, 41,200 shares of its common stock in the open market at an average cost of $29.67 per share, totaling $1.2 million.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Shareholders’ Equity (Continued)

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

On June 6, 2008, the Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “June 2008 repurchase program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. Through July 31, 2009, there were no repurchases made under the June 2008 repurchase program.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on November 1, 2007. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

As of November 1, 2007, the date of adoption, the Company’s unrecognized tax benefits for uncertain tax positions were $7.5 million, which primarily related to the abandonment of the Company’s investment in its French subsidiary in 2005 and expenses related to the Company’s sale of its Asia-Pacific subsidiaries in 2005, all of which, if recognized would favorably affect the effective income tax rate in future periods. The Company would have used tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Income Taxes (Continued)

$7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. During the fourth quarter of fiscal 2008, the Internal Revenue Service completed their examination of the Company’s United States income tax returns for the fiscal years 2005 and 2006 and accepted the tax returns as filed. The recognition of previously unrecognized tax benefits arising from the effective settlement of the IRS examination amounted to $7.0 million and an additional $0.5 million resulted from the lapse of the statute of limitations for fiscal 2004. The total unrecognized tax benefits were reduced by $7.5 million. The Company had a reserve balance of $40,000 and $22,000 at July 31, 2009 and October 31, 2008 for state income taxes and accrued interest, respectively which is included in other long term liabilities on the consolidated balance sheets. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction, fifteen U.S. states and various foreign jurisdictions. Tax years ended October 31, 2008 and 2007 remain open and subject to examination by the Internal Revenue Service. The Company is currently under examination by several states for the fiscal years ended October 31, 2006 and 2005. Tax years ended October 31, 2008 and 2007 remain open for all fifteen states. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2003 through 2007 remain open and subject to examination by the governmental agencies in the Company’s various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

The provision for income taxes for the three months ended July 31, 2009 was $1.9 million on income from continuing operations before the provision for income taxes of $7.3 million. The difference between the effective tax rate of 26.2 percent for the three months ended July 31, 2009 and the U.S. statutory tax rate of 35.0 percent primarily relates to a benefit for a true-up of prior year estimates in the United States, including additional New Jersey Additional Minimum Assessments (“AMA”) and research and development tax credits resulting from conclusion of the New Jersey state audit, partially offset by the provision for state taxes in the United States, net of federal benefit. The provision for income taxes for the nine months ended July 31, 2009 was $17.0 million on income from continuing operations before the provision for income taxes of $46.1 million. The difference between the effective tax rate of 36.9 percent for the nine months ended July 31, 2009 and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, partially offset by a benefit for a true-up of prior year estimates in the United States.

For tax purposes, the $5.3 million gain on extinguishment of debt, net will be deferred under Internal Revenue Code Section 108(i) as amended by the American Recovery and Reinvestment Act of 2009. The gain on extinguishment of debt, net will be recognized as taxable income in the Company’s Federal tax return ratably over the fiscal years beginning October 31, 2014 through October 31, 2018. The deferred tax liability associated with this gain is reflected in deferred tax liability in the consolidated balance sheet at July 31, 2009.

The benefit for income taxes for the three and nine months ended July 31, 2008 was $2.5 million and $3.4 million, respectively, on loss from continuing operations before the benefit for income taxes of

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Income Taxes (Continued)

$7.3 million and $9.8 million, respectively. The effective rate for the three months ended July 31, 2008 was 35.0 percent, the same as the U.S. statutory tax rate, and is primarily due to a benefit for state taxes in the United States offset by a true-up of prior year’s estimates in the United States. The difference between the effective tax rate of 34.4 percent for the nine months ended July 31 2008 and the U.S. statutory tax rate of 35.0 percent primarily relates to a benefit for state taxes in the United States and utilization of net operating losses of foreign operations for the which the Company had previously provided a valuation allowance, partially offset by a true-up of prior year’s estimates in the United States and the provision for income taxes on intercompany income received by the U.S. company from discontinued operations.

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

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. As of July 31, 2009, the Company operates in the United States and Canada.

In April 2008, the Company completed the sale of its subsidiary in the Netherlands, a primary component of the Company’s former European geographical area. As a result of the sale, the Company no longer has any operations outside of the United States and Canada. The results of the Netherlands operation and other parts of the Company’s former European operations have been classified as discontinued operations. See Note 10 for further discussion.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Segment and Geographic Information (Continued)

Operating income (loss) includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$171,492	$18,258	$189,750
Intersegment sales	8,195	—	8,195
Gross profit	34,083	3,400	37,483
Operating income	9,952	1,379	11,331

	For the Three Months Ended July 31, 2008
	United States	Canada	Total
	(in thousands)
Sales—external customers	$187,600	$19,420	$207,020
Intersegment sales	10,375	167	10,542
Gross profit	15,509	2,552	18,061
Operating (loss) income	(3,914)	168	(3,746)

	For the Nine Months Ended July 31, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$509,928	$42,601	$552,529
Intersegment sales	19,742	—	19,742
Gross profit	119,875	7,373	127,248
Operating income	51,473	1,997	53,470

	For the Nine Months Ended July 31, 2008
	United States	Canada	Total
	(in thousands)
Sales—external customers	$511,810	$50,111	$561,921
Intersegment sales	25,553	633	26,186
Gross profit	60,178	8,062	68,240
Operating (loss) income	(469)	1,897	1,428

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Segment and Geographic Information (Continued)

Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)
Custom films	$77,334	$94,818	$232,817	$255,340
Stretch (pallet) wrap	54,935	49,234	162,526	139,496
Polyvinyl chloride wrap	20,623	25,045	57,107	67,319
Printed and converted films	2,446	2,488	7,118	7,145
Other specialty	34,412	35,435	92,961	92,621

Total	$189,750	$207,020	$552,529	$561,921

(10)	Discontinued Operations

Netherlands

On April 4, 2008, the Company completed the sale of AEP Netherlands to Euro-M Flexible Packaging S.A. and Ghlin S.r.L (the “Buyers”). Pursuant to a Share Purchase Agreement, dated April 4, 2008, among the Company and the Buyers, the Company received in cash approximately $28.3 million (approximately $4.7 million for the shares of AEP Netherlands and approximately $23.6 million for the settlement of all intercompany loans), prior to the payment of fees and closing and other costs totaling $1.5 million. The Buyers also assumed all third party debt and capital lease obligations totaling approximately $12.0 million and approximately $5.6 million of unfunded pension obligations of AEP Netherlands outstanding as of the closing date.

In connection with the sale of AEP Netherlands, the Company recorded a $10.7 million pre-tax gain on disposition from discontinued operations during the second quarter of fiscal 2008, including a $1.5 million pre-tax gain on sale of shares of AEP Netherlands, $6.9 million of realized foreign currency exchange gains ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), and the reclassification of AEP Netherlands’ accumulated foreign currency translation gains into income in the amount of $2.3 million.

The sale of AEP Netherlands, however resulted in a taxable loss in which the Company provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. The Company determined that it is more likely than not that this carryforward will not be utilized.

United Kingdom

During October 2008, the liquidation of the UK operations (liquidation had commenced in fiscal 2006) was completed with 1.3 million British Pounds (approximately $2.1 million) paid to the trustees of the pension scheme in full and final settlement. There are no further liabilities of the UK company. The final settlement of the pension liabilities (which was fully funded with restricted cash in the UK company) constituted a substantial liquidation of the Company’s investment in the UK and as a result,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

the accumulated foreign currency translation losses of the Company’s UK subsidiary of $0.4 million were reclassified into income (loss) from discontinued operations in the consolidated statement of operations during the fourth quarter of fiscal 2008, in accordance with SFAS No. 52.

Spain

During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. The Spanish liquidation committee met in February 2007 and approved the final allocation of Spain’s assets. The Company is working with the court-appointed Spanish liquidators on the final dissolution of the Spanish company.

There was no activity in the Spanish discontinued operation for the three and nine months ended July 31, 2009.

Condensed financial information for the three and nine months ended July 31, 2008 related to the discontinued operations is as follows:

	For the Three Months Ended July 31, 2008
	Netherlands	Spain	UK	Total
	(in thousands)
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from operations	—	(27)	(11)	(38)
Provision for income taxes	—	—	—	—

Loss from discontinued operations	$	$(27)	$(11)	$(38)

	For the Nine Months Ended July 31, 2008
	Netherlands	Spain	UK	Total
	(in thousands)
Net sales	$56,238	$—	$—	$56,238
Gross profit	5,436	—	—	5,436
Income (loss) from operations	865	350	(14)	1,201
Gain on disposal	10,708	—	—	10,708
Provision for income taxes	(2,778)	—	—	(2,778)

Income (loss) from discontinued operations	$8,795	$350	$(14)	$9,131

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) Discontinued Operations (Continued)

Assets and liabilities of the Spanish discontinued operations are comprised of the following at July 31, 2009 and October 31, 2008:

	At July 31, 2009	At October 31, 2008
	(in thousands)
Assets:
Cash	$508	$450

Total assets	508	450

Liabilities:
Accounts payable	358	317

Total liabilities	$358	$317

(11)	Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities as of November 1, 2008. The FASB deferred the effective date of SFAS No. 157 as it relates to fair value measurements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to the Company’s fiscal year beginning November 1, 2009.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets and the liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheet.

	Balance at July 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset (liability):
Foreign exchange forward contracts	$83	—	$83	—

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) Fair Value of Financial Instruments (Continued)

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facilities) are financial liabilities with carrying values that approximate fair value. As of July 31, 2009, the carrying value of the Company’s 2013 Notes was $160.2 million and fair value was estimated to be $145.7 million based on quoted market rates (Level 1). As of July 31, 2009, the carrying value of the Pennsylvania Industrial Loans was $2.5 million which approximates fair value based on observable inputs (Level 2).

(12)	Derivative Financial Instruments

On February 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”) which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company seeks to minimize foreign exchange risks through operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company utilizes foreign exchange forward contracts primarily to hedge intercompany transactions, foreign currency trade sales and anticipated foreign currency raw materials. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

The Company had a total of 13 open foreign exchange forward contracts outstanding at July 31, 2009, all of which have maturities of less than one year. The location in the consolidated balance sheet at July 31, 2009 and the derivative gains and losses in the consolidated income statements for the three and nine months ended July 31, 2009 and 2008 related to forward exchange forward contracts were as follows:

	Location in the Consolidated Balance Sheet	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
			(in thousands)
			2009	2008	2009	2008
Foreign exchange forward contracts	Other current assets, Accounts payable and Accrued expenses	Other, net	$316	$(204)	$679	$111

(13)	Commitments and Contingencies

Lease Commitments:

During the second quarter of fiscal 2009, the Company entered into a transaction with General Electric Capital Corporation (“GE Capital”), whereby GE Capital purchased certain of the Company’s manufacturing equipment for $7.0 million and leased the equipment back to the Company under two six-year capital leases. The interest rates on the capital leases range from 3.9% to 8.5% with the weighted average rate of 5.78%. The current portion of these obligations is included in accrued liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheets. As a result of the capital lease treatment, the equipment will remain a component of property,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13)	Commitments and Contingencies (Continued)

plant and equipment in the Company’s consolidated balance sheet and continue to be depreciated. No gain or loss was recognized related to this transaction.

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through May 14, 2016. Under the terms of capital leases and noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the years ending October 31,	Capital Leases	Operating Leases	Total Commitment
Remainder of 2009	$347	$1,568	$1,915
2010	1,386	4,860	6,246
2011	1,386	3,095	4,481
2012	1,386	2,747	4,133
2013	1,386	2,523	3,909
Thereafter	1,964	4,523	6,487

Total minimum lease payments	$7,855	$19,316	$27,171

Less: Amounts representing interest	1,180

Present value of minimum lease payments	6,675
Less: Current portion of obligations under capital leases	1,026

Long-term portion of obligations under capital leases	$5,649

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

On November 1, 2008, the Company entered into a one-year employment agreement with Linda N. Guerrera, the Company’s Vice President and Controller. The other terms of the agreement are the same as discussed above.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) Commitments and Contingencies (Continued)

John J. Powers, and Paul C. Vegliante are the sons-in-law of the Company’s Chairman, President and Chief Executive Officer, J. Brendan Barba. Additionally, Mr. Barba and David J. Cron and Robert Cron are cousins. Linda N. Guerrera is the daughter-in-law of Paul M. Feeney, the Company’s Executive Vice President, Finance and Chief Financial Officer.

(14)	Subsequent Events

In accordance with SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financials statements are issued, the Company has evaluated subsequent events through September 9, 2009, the date that the consolidated financial statements were filed. No subsequent events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, our ability to continue to maintain sales and profits of our operations, the implementation of our Board-approved plan to restructure and realign the recently acquired Atlantis Plastics Films businesses, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the integration of Atlantis Plastics with us; the ongoing U.S. recession, the existing global credit and financial crisis and other changes in the United States or international economic or political conditions, such as fluctuations in interest or foreign exchange rates and inflation; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2008 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

We acquired substantially all of the assets of the Plastic Films segment of Atlantis Plastics, Inc. (“Atlantis”) on October 30, 2008. Atlantis operated this segment through three divisions—stretch films, custom films and institutional products—with production in six plants located throughout the United States. Atlantis maintained a significant presence in many of its product categories, which are used in a variety of applications, including storage, transportation, food packaging and other commercial and consumer applications. Atlantis also converted some institutional products internally from custom films. This transaction enhances our position as the preferred supplier of flexible packaging solutions. The acquisition of Atlantis has provided us a stronger array of products and service to meet the needs of both companies’ customers. Please refer to Note 3 of the consolidated financial statements for further discussion of the Atlantis acquisition.

Market Conditions

Following a decline in average resin costs in the first quarter of fiscal 2009, resin costs increased in the second and third quarters of fiscal 2009. We believe that resin prices will more than likely continue to rise during fiscal 2009 with volatility continuing to be driven by the oil and natural gas markets.

Resin prices increased during the third quarter of fiscal 2009 as compared to the second quarter of fiscal 2009, but were 37% lower, or $0.30 per pound, than the average resin cost during the three months ended July 31, 2008. Average resin cost during the nine months ended July 31, 2009 was 36% lower, or $0.27 per pound, than the average resin cost during the nine months ended July 31, 2008. We believe that resin prices will more than likely continue to increase during the remainder of fiscal 2009 due to operating losses among the resin suppliers combined with increasing prices of oil and support from the export markets. We believe that the marketplace in which we sell our products remains very competitive, and is further complicated by adverse economic circumstances affecting many of our customers, distributors and suppliers. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to increase.

Forecasts for the remainder of fiscal 2009 generally call for a weak economy in the United States, with the continuation of the economic recession. It is difficult to predict the duration and depth of the economic slowdown and the impact on our business, but we expect that a weak economy will continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. We have implemented cost-reduction initiatives, including accelerating the consolidation of staffing, facilities and products related to the Atlantis acquisition, that are designed to increase efficiency and improve the way we run our business to meet the challenges of volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we are taking appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations

AEP and Atlantis were significant competitors in the plastic films industry for many years, competing to sell similar products to a similar customer base. One of the primary factors in AEP’s determination to pursue and consummate the Atlantis acquisition was the potential realization of synergistic benefits derived from SKU consolidation, logistical savings, resin cost savings and manufacturing and operating cost efficiencies. Immediately upon the completion of the acquisition, AEP began the process of reducing and combining SKU’s, reformulating common products to their most effective common denominator and changing the manufacturing location of certain products to maximize operating and logistical efficiencies. For example, within a week of the Atlantis closing, AEP shut down Atlantis’ Fontana, CA facility and began to implement a plan under which the customers previously serviced by Fontana would, in the future, be serviced by AEP’s Chino, CA plant or Atlantis’ Tulsa plant. We have devoted significant time and effort throughout fiscal 2009 to achieve these synergistic benefits, and we will continue to pursue such synergies for the remainder of the fiscal year. However, as a result of the foregoing, no meaningful operational or financial information exists subsequent to the acquisition that segregates the impact of Atlantis from AEP as a whole. Therefore, although the Atlantis acquisition materially impacted AEP’s net sales and results of operations for the three and nine months ended July 31, 2009, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations does not include any separate information regarding Atlantis.

Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008

The following table presents unaudited selected financial data for the three months ended July 31, 2009 and 2008 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2009		July 31, 2008
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$189,750	$0.94	$207,020	$1.15	(8.3)%	$(17,270)
Gross profit	37,483	0.19	18,061	0.10	107.5%	19,422
Operating expenses:
Delivery	9,781	0.05	10,340	0.06	(5.4)%	(559)
Selling	10,027	0.05	7,981	0.04	25.6%	2,046
General and administrative	6,347	0.03	3,584	0.02	77.1%	2,763

Total operating expenses	$26,155	$0.13	$21,905	$0.12	19.4%	$4,250

Pounds sold		202,529 lbs.		180,626 lbs.

Net Sales

Net sales for the third quarter of fiscal 2009 decreased $17.3 million, or 8.3%, to $189.7 million from $207.0 million for the third quarter of fiscal 2008. The decrease was the result of a 17.1% decrease in average selling prices coinciding with decreases in resin costs from the prior year, negatively affecting net sales by $35.5 million, partially offset by a 12.1% increase in sales volume driven primarily by the Atlantis acquisition and positively affecting net sales by $20.8 million. We continued to experience the adverse effects of the economic recession, primarily in our construction and housing related products, causing total volume to be below management’s expectations. The third quarter of fiscal 2009 also included a $2.6 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for the third quarter of fiscal 2009 increased $19.4 million to $37.5 million from $18.1 million in the same quarter of the prior fiscal year. The improvement in gross profit is primarily due to increased volume combined with cost saving programs including the shut down of the Fontana, California plant and internal efficiency initiatives designed to align production with demand at our manufacturing facilities. The gross profit for the third quarter of fiscal 2009 included an increase in the LIFO reserve of $5.0 million which negatively impacted gross profit for the quarter. The third quarter of fiscal 2009 also included $0.5 million of negative impact of foreign exchange relating to our Canadian operations.

Operating Expenses

Operating expenses for the third quarter of fiscal 2009 increased $4.2 million from the comparable period in the prior fiscal year, or 19.4%, to $26.2 million. The increase in operating expenses is primarily due to increased volumes sold in the current period, combined with increased general and administrative expense due to an increase in compensation costs recorded in accordance with SFAS 123R for stock options and performance units and an increase in bad debt expense. The decrease in delivery expense is primarily due to a decrease in fuel costs in the current period compared to the same period of the prior year. The third quarter of fiscal 2009 includes $0.3 million favorable effect of foreign exchange decreasing reported total operating expenses.

Interest Expense

Interest expense for the three months ended July 31, 2009 remained flat at $3.8 million as compared to the prior year period, resulting primarily from lower interest rates on Credit Facility borrowings and lower interest expense on our 2013 Notes as a result of the extinguishment of $14.8 million of the 2013 Notes on April 1, 2009, offset by higher average borrowings on our Credit Facility during the three months ended July 31, 2009 as compared to the same period in the prior fiscal year and interest expense incurred on the new capital leases originating on March 27, 2009.

Other, net

Other, net for the three months ended July 31, 2009 amounted to $0.2 million in expense, as compared to $0.2 million in income for the three months ended July 31, 2008. The expense in the current period is primarily attributable to higher foreign currency losses in the current period as compared to gains the prior period due to an increase in unrealized losses on foreign currency denominated payables and receivables resulting primarily from the deterioration in the third quarter of the U.S. dollar to the Canadian dollar.

Income Tax Provision

The provision for income taxes for the three months ended July 31, 2009 was $1.9 million on income from continuing operations before the provision for income taxes of $7.3 million. The difference between our effective tax rate of 26.2 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to a benefit for a true-up of prior year estimates in the United States, including additional New Jersey AMA and research and development tax credits resulting from conclusion of the New Jersey state audit, partially offset by the provision for state taxes in the United States, net of federal benefit.

The benefit for income taxes for the three months ended July 31, 2008 was $2.5 million on loss from continuing operations before the benefit for income taxes of $7.3 million. The effective rate for the three months ended July 31, 2008 was 35.0 percent, the same as the U.S. statutory tax rate, and is primarily due to a benefit for state taxes in the United States offset by a true-up of prior year’s estimates in the United States.

Discontinued Operations—Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008

The financial statements at July 31, 2009 and for the three months ended July 31, 2009 and 2008 include as discontinued operations our Spanish operation which is in liquidation.

A consolidated summary of the operating results of discontinued operations for the three months ended July 31, 2009 and 2008 is as follows:

	For the Three Months Ended July 31,
	2009	2008
	(in thousands)
Net sales	$—	$—
Gross profit	—	—
Loss from discontinued operations	—	(38)
Loss from discontinued operations	$—	$(38)

First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008

The following table presents unaudited selected financial data for the nine months ended July 31, 2009 and 2008 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2009		July 31, 2008
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$552,529	$0.98	$561,921	$1.13	(1.7)%	$(9,392)
Gross profit	127,248	0.22	68,240	0.14	86.5%	59,008
Operating expenses:
Delivery	28,246	0.05	27,565	0.05	2.5%	681
Selling	28,610	0.05	24,055	0.05	18.9%	4,555
General and administrative	16,929	0.03	14,856	0.03	14.0%	2,073

Total operating expenses	$73,785	$0.13	$66,476	$0.13	11.0%	$7,309

Pounds sold		565,752 lbs.		498,863 lbs.

Net Sales

Net sales for the nine months ended July 31, 2009 decreased $9.4 million, or 1.7%, to $552.5 million from $561.9 million in the same period of the prior fiscal year. The decrease was the result of a 12.0% decrease in average selling prices negatively affecting net sales by $67.4 million, partially offset by a 13.4% increase in sales volume driven primarily by the Atlantis acquisition and positively affecting net sales by $66.3 million. Consolidated sales volume for the first nine months of fiscal 2009 was below management’s expectations due to the adverse effects of the economic recession, primarily in our construction and housing related products. The first nine months of fiscal 2009 also included an $8.3 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for the first nine months of fiscal 2009 increased $59.0 million to $127.2 million from $68.2 million in the same period in the prior fiscal year. The increase in gross profit was primarily due to higher sales volume, combined with a $21.3 million decrease in the LIFO reserve during the current period resulting from a decrease in resin prices and inventory quantities during the first nine months of fiscal 2009. The first nine months of fiscal 2009 also included $1.4 million of negative impact of foreign exchange relating to our Canadian operations.

Operating Expenses

Operating expenses for the nine months ended July 31, 2009 increased $7.3 million, or 11.0%, to $73.8 million from the comparable period in the prior fiscal year. The increase in operating expenses is primarily due to higher delivery and selling expenses resulting from greater volumes sold in the current period, combined with increased general and administrative expenses due to an increase in compensation costs recorded in accordance with SFAS 123R for stock options and performance units, and increased accruals related to potential current year bonuses. General and administrative expenses in the current period also include costs related to transitional services associated with the Atlantis acquisition. General and administrative expenses in the nine month period ended July 31, 2008 included approximately $1.6 million, excluding professional fees, related to a commercial dispute and approximately $0.4 million of advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands (sale was completed in April 2008). The first nine months of fiscal 2009 includes $1.1 million favorable effect of foreign exchange decreasing reported total operating expenses.

Interest Expense

Interest expense for the nine months ended July 31, 2009 increased $0.2 million to $12.1 million from $11.9 million in the prior period, resulting primarily from higher average borrowings on our Credit Facility during the nine months ended July 31, 2009 as compared to the same period in the prior fiscal year and higher amortization of fees associated with the Amended Credit Facility, partially offset by lower interest rates on Credit Facility borrowings and lower interest expense on our 2013 Notes resulting from the extinguishment of $14.8 million of the 2013 Notes on April 1, 2009.

Gain on Extinguishment of Debt

On April 1, 2009, we repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par. The cash paid was $9.4 million, which included $0.1 million of accrued interest. In connection with the partial retirement, we recognized a $5.3 million gain on extinguishment of debt, which is the difference between the repurchase amount of $9.3 million and the principal amount retired of $14.8 million, net of the pro-rata write-off of the unamortized debt financing costs related to the 2013 Notes of $0.2 million.

Other, net

Other, net for the nine months ended July 31, 2009 amounted to $0.6 million in expense, as compared to $0.7 million in income for the nine months ended July 31, 2008. The expense in the current period is primarily attributable to higher foreign currency losses in the current period as compared to gains in the prior period resulting from changes in foreign exchange rates and an increase in unrealized losses on foreign currency denominated payables and receivables resulting primarily from the deterioration during the current nine month period of the U.S. dollar to the Canadian dollar.

Income Tax Provision

The provision for income taxes for the nine months ended July 31, 2009 was $17.0 million on income from continuing operations before the provision for income taxes of $46.1 million. The difference between our effective tax rate of 36.9 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, partially offset by a benefit for a true-up of prior year estimates in the United States.

The benefit for income taxes for the nine months ended July 31, 2008 was $3.4 million on loss from continuing operations before the benefit for income taxes of $9.8 million. The difference between the effective tax rate of 34.4 percent for the nine months ended July 31 2008 and the U.S. statutory tax rate of 35.0 percent primarily relates to a true-up of prior year’s estimates in the United States, the provision for income taxes on intercompany income received by the U.S. company from discontinued operations, partially offset by a benefit for state taxes in the United States and utilization of net operating losses of foreign operations for which the Company had previously provided a valuation allowance.

Included in the provision for income taxes from discontinued operations for the nine months ended July 31, 2008 is a $2.8 million provision related to the realized foreign currency gains resulting from the repayment of all the intercompany loans received by the U.S. company from the Netherlands and was reflected as a reduction of the net operating loss carryforwards of the U.S. company.

The sale of AEP Netherlands resulted in a taxable loss in which we provided a full valuation allowance against the deferred tax asset attributable to the generated U.S. capital loss carryforward. We determined that it is more likely than not that this carryforward will not be utilized.

Discontinued Operations—First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008

In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, as defined by SFAS No. 144, and as such requires discontinued operations reporting treatment. The financial statements at July 31, 2009 and October 31, 2008 and for the nine months ended July 31, 2009 and 2008 also include as discontinued operations our Spanish operation which is in liquidation.

A consolidated summary of the operating results of discontinued operations for the nine months ended July 31, 2009 and 2008 is as follows:

	For the Nine Months Ended July 31,
	2009	2008
	(in thousands)
Net sales	$—	$56,238
Gross profit	—	5,436
Income from discontinued operations	—	1,201
Gain from disposition	—	10,708
Income tax provision	—	(2,778)
Income from discontinued operations	$—	$9,131

The results of the discontinued operation for the nine months ended July 31, 2008 include the activity of our Netherlands operation up until its disposition on April 4, 2008, the gain on disposition of our Netherlands operation, and $330,000 of income in our Spanish subsidiary resulting from the return of a deposit held for a tax assessment currently being appealed.

Included in the gain from disposition from discontinued operations for the nine months ended July 31, 2008 is $6.9 million of realized foreign currency exchange gains before provision for taxes ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), $1.5 million gain on sale of AEP Netherlands, after all costs to sell, and the reclassification of AEP Netherlands accumulated foreign currency translation gains into income in the amount of $2.3 million.

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to buy back shares of our common stock and 2013 Notes.

Despite the challenging financial markets and economic conditions, AEP maintains a strong financial position. We have a strong balance sheet and liquidity that provides us with financial flexibility. As market conditions change, we continue to monitor our liquidity position. We ended the first nine months of fiscal 2009 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $175.8 million, compared with $248.9 million at the end of fiscal 2008. On April 1, 2009, we repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par. The cash paid was $9.4 million which included $0.1 million of accrued interest. We used monies obtained from a sale-leaseback and borrowings under our Credit Facility to fund this buyback of the 2013 Notes. The remaining improvement in our net debt position was driven primarily by cash provided by operating activities of $78.0 million, partially reduced by capital expenditures of $19.4 million.

Our working capital amounted to $76.9 million at July 31, 2009 compared to $105.8 million at October 31, 2008. The decrease in working capital of $28.9 million was primarily due to a decrease in accounts receivable resulting from lower sales revenue in the third quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, a decrease in other current assets resulting primarily from the receipt of prepaid inventory and supplier credits (primarily arising from the Atlantis acquisition), and a decrease in deferred tax assets resulting from the utilization of net operating losses, partially offset by a decrease in accounts payable resulting from the timing of payments and a reduction in resin prices.

We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next twelve months. However, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe the flexibility of our strong balance sheet affords us the opportunity to weather uncertain economic events from a position of strength and we remain confident in our ability to access capital to meet our strategic growth needs. At July 31, 2009, we had an aggregate of approximately $106.4 million available under our various worldwide credit facilities.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our continuing operations and net cash flows from our discontinued operations for each of the nine months ended July 31, 2009 and 2008:

	For the Nine Months Ended July 31,
	2009	2008
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$77,997	$6,466
Investing activities	(17,232)	7,411
Financing activities	(59,982)	(11,744)
Net cash provided by discontinued operations	—	674
Effect of exchange rate changes on cash	243	(183)

Increase in cash and cash equivalents	$1,026	$2,624

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $1.2 million at July 31, 2009, as compared to $0.2 million at October 31, 2008. Net cash provided by operating activities from continuing operations during the nine months ended July 31, 2009 was $78.0 million, and was comprised of income from continuing operations of $29.1 million adjusted for non-cash operating income totaling $8.1 million. Cash provided by operating activities includes a $32.5 million decrease in accounts receivable resulting primarily from a decrease in sales revenue coinciding with decreases in resin costs, $25.6 million decrease in inventories resulting from lower resin prices and lower quantities on hand and a decrease of $8.0 million in current assets resulting primarily from the receipt of prepaid inventory and supplier credits associated with Atlantis. Cash used in operating activities primarily includes a $23.8 million decrease in accounts payable as a result of timing of payments and a reduction in resin prices.

Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended July 31, 2009 was $17.2 million, resulting from $19.4 million in capital expenditures, partially offset by the receipt of $2.0 million from the final settlement of working capital with Atlantis.

Financing Activities

Net cash used in financing activities from continuing operations during the nine months ended July 31, 2009 was $60.0 million, resulting primarily from $55.6 million in repayments under our Credit Facility and $1.7 million of repayments of our Pennsylvania loans and foreign borrowings, partially offset by $0.8 million of proceeds received from issuance of our common stock, primarily under our employee stock purchase plan. In addition, during the second quarter, we entered into a sale-leaseback transaction with GE Capital, whereby we received $6.6 million. In connection with the sale-leaseback transaction, GE Capital made the $0.4 million final payment to the vendors of the machinery. We used the proceeds of the sale-leasebacks combined with borrowings under our Credit Facility to repurchase and retire $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par. The cash paid for the repurchase of the 2013 Notes was $9.3 million plus $0.1 million of accrued interest.

Discontinued Operations

There was no activity in the discontinued operations of our Spanish subsidiary during the nine months ended July 31, 2009.

Sources and Uses of Liquidity

Debt

We maintain a secured credit facility with Wachovia Bank N.A. as initial lender thereunder and as agent for the lenders thereunder. On October 30, 2008, we amended the credit facility (the “Amended Credit Facility”). The Amended Credit Facility increased the maximum borrowing amount from $125.0 million to $150.0 million, while maintaining a maximum of $20.0 million for letters of credit, and extended the maturity date from November 19, 2010 to December 15, 2012. We can reduce commitments under the Credit Facility at any time after October 30, 2009.

We utilize the Amended Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Borrowings outstanding and availability under the Amended Credit Facility were $14.4 million and $101.8 million, respectively, at July 31, 2009.

In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary used to support operations and is serviced by local cash flows from operations. Borrowings outstanding and availability under the Canadian credit facility were zero and $4.6 million, respectively, at July 31, 2009.

With Board approval, we repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par on April 1, 2009. The cash paid was $9.4 million which included $0.1 million of accrued interest. We used proceeds from sale-leaseback transactions and borrowings under our Credit Facility to fund the buyback of the 2013 Notes. On April 14, 2009, our Board approved an increase to the previously authorized Senior Note Repurchase Program to a total of $25.0 million (representing an additional $14.0 million from the initial approval). Repurchases may be made in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The program does not obligate us to acquire any particular amount of the 2013 Notes and the program may be suspended at any time at management’s discretion.

Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Capital Leases

During the second quarter of fiscal 2009, we entered into a transaction with GE Capital, whereby GE Capital purchased certain of the Company’s manufacturing equipment for $7.0 million and leased the equipment back to the Company under two six-year capital leases. At July 31, 2009, we had

$6.7 million in obligations under capital leases which represents the present value of the future minimum lease payments, less amounts representing interest. The current portion of these obligations is included in accrued liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheets. The interest rates on the capital leases range from 3.9% to 8.5% with the weighted average rate of 5.78%. As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in the Company’s consolidated balance sheet and continue to be depreciated. No gain or loss was recognized related to this transaction.

Share Repurchases

On June 6, 2008, our Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “June 2008 repurchase program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Through July 31, 2009, there were no repurchases made under the June 2008 repurchase program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of July 31, 2009 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2009 balance of the year	$131	$6,330	$347	$1,568	$8,376
2010	531	12,698	1,386	4,860	19,475
2011	441	12,683	1,386	3,095	17,605
2012	145	12,674	1,386	2,747	16,952
2013(1)	174,732	6,361	1,386	2,523	185,002
Thereafter	1,056	273	1,964	4,523	7,816

Total(2)	$177,036	$51,019	$7,855	$19,316	$255,226

(1)	Borrowings include $160.2 million Senior Notes due on March 15, 2013 and $14.4 million of outstanding borrowings under our Amended Credit Facility which is due December 15, 2012.

(2)	Borrowings include $14.4 million of variable rate borrowings (outstanding borrowing under our Amended Credit Facility). See Note 6 of the Consolidated Financials Statements for further discussion of our debt.

In addition to the amounts reflected in the table above:

Concurrently with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. In addition to the shutdown of the Fontana, California plant which occurred in November of 2008, we gave notice to our employees on May 21, 2009 of our intention to shut down the acquired Cartersville, Georgia plant during the second half of fiscal 2009. The costs related to the foregoing and any additional costs associated with this plan that meet the requirements of the Emerging Issues Task Force (EITF) Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) will be recorded as an adjustment to the allocation of the purchase price paid by us in connection with the acquisition. We are still in the process of finalizing the plan and as a result, we are unable at this time to estimate the costs associated with this plan, other than the approximately $50,000 of severance costs already paid to the employees of the Atlantis Fontana, California plant and $120,000 of severance paid to the Cartersville employees. Costs associated with a restructuring may include additional severance costs, lease termination costs, and equipment moving costs. We expect to complete our plan to reorganize and realign the Atlantis operations, as well as finalize the purchase price allocation, within fiscal 2009.

For tax purposes, the $5.3 million gain on extinguishment of debt, net will be deferred under Internal Revenue Code Section 108(i) as amended by the American Recovery and Reinvestment Act of 2009. The gain on extinguishment of debt, net will be recognized as taxable income in our Federal tax return ratably over the fiscal years beginning October 31, 2014 through October 31, 2018. The deferred tax liability associated with this gain is reflected in deferred tax liability in the consolidated balance sheet at July 31, 2009.

We expect to incur approximately $4.0 million of capital expenditures during the remainder of fiscal 2009. We do not expect we will need to make any significant capital expenditures in the Atlantis plants during fiscal 2009.

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

There were no changes to our critical accounting policies during the nine months ended July 31, 2009.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 is effective for our fiscal year beginning November 1, 2008 for financial assets and liabilities and our fiscal year beginning November 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities had no effect on our consolidated financial statements other than expanded disclosure requirements (see Note 11 to the Consolidated Financial Statements for further discussion). The adoption of SFAS No. 157 for non-financial assets and liabilities will have no material impact on our consolidated financial statements at the date of adoption, although it may impact the way that fair value for non-financial assets and liabilities is determined in future periods.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141R retains the requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations (whether full, partial or step acquisition) and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141R is effective for business combination transactions we enter into for which the acquisition date is on or after November 1, 2009. Earlier application is prohibited. We are currently evaluating the requirements of SFAS No. 141R and will apply the statement to any acquisitions occurring on or after November 1, 2009.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for our fiscal year beginning November 1, 2009. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In June 2008, the FASB issued Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This FSP is effective for our fiscal year beginning November 1, 2009, and requires that all prior period EPS data be adjusted retroactively. We do not expect the adoption of this standard to have an impact on our consolidated financial statements as holders of our stock options and performance units are not entitled to any rights as a stockholder until the date as of which shares of stock are issued or the performance units become vested.

In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP 132R-1 are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for our fiscal year ending October 31, 2010. We do not expect the adoption of FSP 132R-1 to have an impact on our consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1 and Accounting Principle Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1” and “APB No. 28-1”). SFAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. SFAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. We adopted these standards as of July 31, 2009 (see Note 11 to the Consolidated Financial Statements). As SFAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, these standards had no impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financials statements are issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this standard during the third quarter of 2009. The implementation of this standard did not have any impact on our consolidated financial statements other than new disclosure (see Note 14 to the Consolidated Financial Statements).

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission under the authority of the federal securities law are also sources of GAAP for SEC registrants. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, which for us will be for the year ending October 31, 2009. This statement will have no impact on our consolidated financial statements, but it will change the referencing of authoritative accounting literature to conform to the Codification.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2009, the carrying value of our total debt was $177.0 million of which approximately $162.6 million was fixed rate debt. As of July 31, 2009, the estimated fair value of our 2013 Notes was approximately $145.7 million. As of July 31, 2009, the carrying value of our Pennsylvania Industrial Loans was $2.5 million and fair value was estimated to be the same.

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

We had a total of 13 and 5 open foreign exchange forward contracts outstanding at July 31, 2009 and October 31 2008, respectively, with total notional contract amounts of $13.8 million and $8.5 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts was a net asset of $0.1 million and a net liability of $0.6 million at July 31, 2009 and October 31, 2008, respectively.

See Note 12 to the Consolidated Financial Statements for further discussion.

Our Canadian subsidiary had third party outstanding debt of approximately zero and $1.3 million on July 31, 2009 and October 31 2008, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

As of July 31, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of July 31, 2009.

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

On June 6, 2008, our Board terminated the then existing 2008 stock repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program, subject to covenant restrictions (the “June 2008 repurchase program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. There were no repurchases under the June 2008 repurchase program through July 31, 2009.

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

AEP Industries Inc.

Dated: September 9, 2009	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: September 9, 2009	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)