Form 10-K
period 2009-10-31
AEP INDUSTRIES INC
filed 2010-01-14
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 30, 2009 was $41,761,337, based upon the closing price of $20.33 as reported by the Nasdaq Global Select Market on such date. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 11, 2010 was 6,840,083.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2010 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, our ability to continue to maintain sales and profits of our operations, the implementation of our Board-approved plan to restructure and realign the Atlantis Plastics Films businesses, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the costs associated with the shutdown of the Fontana and Cartersville plants (acquired as part of Atlantis acquisition on October 30, 2008); the continuing impact of the U.S. recession, the continuing impact of the global credit and financial environment and other changes in the United States or international economic or political conditions; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Fiscal 2009 Developments

On October 30, 2008, we completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. (“Atlantis”) for a purchase price of $98.8 million after expenses and the net working capital true-up. Atlantis maintained a significant presence in many of its product categories, which are used in a variety of applications, including storage, transportation, food packaging and other commercial and consumer applications. Atlantis also converted some institutional products internally from custom films. This transaction enhanced our position as the preferred supplier of flexible packaging solutions.

Concurrently with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant which commenced in November 2008, we shut down the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants have been recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration. We expect to complete the restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases).

AEP and Atlantis were significant competitors in the plastic films industry for many years, competing to sell similar products to a similar customer base. One of the primary factors in AEP’s determination to pursue and consummate the Atlantis acquisition was the potential realization of synergistic benefits derived from SKU consolidation, logistical savings, resin cost savings and product cost efficiencies. Immediately upon the completion of the acquisition, AEP began the process of reducing and combining SKUs, reformulating common products to their most effective common denominator and changing the manufacturing location of certain products to maximize operating and logistical efficiencies. We devoted significant time and efforts throughout fiscal 2009 to achieve these synergistic benefits. However, as a result of the foregoing, no meaningful operational or financial information exists subsequent to the acquisition that segregates the impact of Atlantis from AEP as a whole. Therefore, although the Atlantis acquisition materially impacted AEP’s net sales and results of operations for fiscal 2009, information contained in this Form 10-K does not include any separate information regarding Atlantis.

Our focus has been and continues to be to use excess cash to pay down debt. At October 31, 2009, our consolidated debt was $170.0 million, a decrease of $79.2 million from prior year’s balance of $249.2 million. In March 2009, our Company’s Board authorized the Senior Note Repurchase Program, under which we may repurchase a portion of the 2013 Notes in privately negotiated transactions, funded by proceeds from sale-leaseback transactions up to $8.0 million and borrowings under the Credit Facility up to $3.0 million. On April 1, 2009, the Company repurchased and retired $14.8 million (principal amount) of our 2013 Notes at a price of 62.8% of par. The cash paid was $9.4 million which included $0.1 million of accrued interest. In connection with the partial retirement, we recognized a gain on extinguishment of debt of $5.3 million, which is the difference between the repurchase amount of $9.3 million and the principal amount retired of $14.8 million, net of the pro-rata write-off of the unamortized debt financing costs related to the 2013 Notes of $0.2 million. On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows the Company to spend up to $25.0 million to repurchase its outstanding 2013 Notes.

We incurred approximately $23.8 million of capital expenditures during fiscal 2009 related primarily to an expansion of our North Carolina plant, a new Co-Ex line in our Pennsylvania plant (production began in September 2009) and energy cost reduction equipment in our Pennsylvania plant, the purchase of the land and building in our Minnesota plant, and a new computer operating system throughout the Company.

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

The following table summarizes our product lines:

Product	Material	Examples of Uses
custom films	polyethylene co-extruded and custom designed monolayer film	• drum, box, carton, and pail liners • furniture and mattress bags • films to cover high value products magazine overwrap

PROformance® films	Co-extruded polyolefin films and custom designed monolayer films	• cereal box liners • fresh cut produce packaging • frozen foods • medical

stretch (pallet) wrap	polyethylene	• pallet wrap

polyvinyl chloride wrap	polyvinyl chloride	• food and freezer wrap

printed and converted films	polyethylene	• printed shrink films • printed, laminated, converted films for flexible • packaging to consumer markets

Product	Material	Examples of Uses
other products and specialty films	unplasticized polyvinyl chloride polyethylene	• battery labels • credit card laminate • retail and institutional films and products • twist wrap • canliners • table covers, aprons, bibs and gloves • agricultural films

Net sales by product line for each of the years ended October 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(in thousands)
Custom films	$240,182	$336,439	$284,916
PROformance® films (a)	77,804	18,189	15,023
Stretch (pallet) wrap	217,999	184,516	166,070
Polyvinyl chloride wrap	77,870	88,672	81,803
Printed and converted films	9,659	10,006	7,974
Other products and specialty films	121,305	124,409	110,532

Total	$744,819	$762,231	$666,318

(a)	Prior to this report, PROformance films was classified as part of custom films. Due to the Atlantis acquisition and management’s emphasis on this product line, we are presenting PROformance separately. We have revised fiscal 2008 and 2007 amounts to reflect the revised presentation.

No single customer accounted for more than 10% of net sales in any year. No single customer accounted for more than 10% of our accounts receivable balance at October 31, 2009. See Note 13 in our consolidated financial statements for information regarding the Company’s operations by geographical area (United States and Canada).

Custom Films

We believe that the strength of our custom film operations lies in our variety of product applications, high quality control standards, well-trained and knowledgeable sales force and commitment to customer service. Most of the custom films manufactured by us, which may be as many as 35,000 separate and distinct products in any given year, are custom designed to meet the specific needs of our customers.

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

PROformance® Films

The Atlantis acquisition broadened our array of products in this product line, in line with our strategy of improving and investing in value-added products with higher margins. This group offers a full range of coextruded polyolefin films, and custom designed monolayer films designed specifically to service the flexible packaging market. Capable of being printed and laminated by flexible packaging applications, our PROformance® films are used for food, pharmaceutical and medical applications and are available in up to five layers for applications requiring strength, clarity, sealability, barrier properties against oxygen or moisture transmission, and breathability for preserving freshness.

Stretch (Pallet) Wrap

We manufacture the most complete line of stretch film products for both hand wrap and rotary applications, using both monolayer and co-extruded constructions used to wrap pallets of industrial and commercial goods for shipping or storage. We also market a wide variety of pre stretch and high performance products designed for commodity and specialty uses.

Polyvinyl Chloride Wrap

We manufacture specifically formulated in-store and pre-store films with our Resinite® line of polyvinyl chloride (“PVC”) food wrap for the supermarket and industrial markets. We offer a broad range of products with approximately 65 different formulations. Our Griffin, Georgia facility also manufactures dispenser (ZipSafe® cutter) boxes containing polyvinyl chloride food wrap for sale to consumers and institutions, including restaurants, schools, hospitals and penitentiaries. These institutional polyvinyl chloride food wrap products are marketed under several private labels and under our own Seal Wrap® name. These stretch and shrink PVC films are used for packaging of fresh red meats, poultry, fish, fruits, vegetables and bakery products. We also provide PVC films for windowing, blister packaging and aseptic shrink bundling film in the industrial marketplace.

Printed and Converted Films

We manufacture six, eight and ten color printing, solventless lamination, bags, pouches and wicketed bags. Our printed and converted films provide printed rollstock to the food and beverage industries and other manufacturing and distributing companies. We also convert printed rollstock to bags and pouches for use by bakeries, fresh or frozen food processors, manufacturers or other dry goods processors.

Other Products and Specialty Films

We manufacture unplasticized polyvinyl chloride (“UPVC”) film for use in battery labels, twist films, credit card laminates, PVC films for sale to retailers for use by consumers and a variety of film products with agricultural applications such as mulch films, fumigation films and sileage films. We also produce disposable consumer and institutional plastic products for the food service, party supply and school/collegiate markets, marketed under the Sta-Dri® brand name. Products produced include table covers and skirts, aisle runners, aprons, bibs, gloves, boots, freezer/storage bags, saddle pack bags, locker wrap and custom imprint designs.

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

We manufacture our film at twelve large, geographically dispersed, integrated extrusion facilities throughout North America, which also have the ability to produce other flexible packaging products. The size and location of those facilities, as well as their capacity to manufacture multiple types of flexible packaging products and to re-orient equipment as market conditions warrant, enable us to achieve savings and minimize overhead and transportation costs, and to better serve our customers and remain competitive.

See Item 2, “Properties” for a discussion of product lines manufactured at each facility as of October 31, 2009.

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

Raw Materials

We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. We currently purchase resins from most of the major North American resin suppliers and believe any combination of purchases from such suppliers, as well as other suppliers we do not currently do business with, could satisfy our ongoing resin requirements. Our top three suppliers of resin during fiscal 2009 supplied us with 36%, 24% and 19%, respectively. Given the significant effect of resin costs on our operations and financial results, we have elected to focus our purchases with three suppliers in order to take advantage of the volume rebates which are customary among resin suppliers and critical to our success. Although the plastics industry has from time to time experienced shortages of resin supply and we have limited contractual protections in the event of such shortage, we believe we are well positioned to deal with such risks given our significant relationships and history with existing suppliers, as well as suppliers with whom we currently do not do business.

The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers. See Item 1A, “Risk Factors.”

Backlog

Our total backlog at October 31, 2009 was approximately $53.4 million, compared with approximately $44.3 million at October 31, 2008. We do not consider any specific month’s backlog to be a significant indicator of sales trends due to the various factors that influence backlog.

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

Marketing and Sales

We believe that our ability to continue to provide superior customer service will be critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities and our ability to timely deliver products can be a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers, which we attribute to our ability to consistently manufacture high-quality products and provide timely delivery and superior customer service. We serve approximately 3,500 customers worldwide, none of which individually accounted for more than 4% of our net sales in fiscal 2009.

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

We generally sell either directly to customers who are end-users of our products or to distributors, including nation-wide brokers, for resale to end-users. In fiscal 2009, 2008 and 2007 approximately 61%, 62%, and 61%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users.

Distribution

We believe that the timely delivery of our products to customers is a critical factor in our ability to maintain our market position. In North America, all of our deliveries are by dedicated third parties, while we continue to monitor and control through a web based “On Demand” Transportation Management System (TMS) software. The TMS system provides detailed reports, tracking of every shipment to customer delivery and carrier management. This enables us to better control the distribution process and ensure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500 mile radius of our plants. This enables us to reduce our use of warehouse space to store products. However, we also ship products great distances when necessary and export from the United States and Canada.

Research and Development

We have a research and development department with a staff of approximately 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2009, we focused a significant portion of our research and development efforts analyzing and merging the comparable products lines of AEP’s existing products with those of Atlantis. Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2009, 2008 and 2007, we spent $1.8 million, $1.1 million and $1.0 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

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

Environmental Matters

We believe that there are no current environmental matters which would have a material adverse effect on our financial position, results of operations or liquidity. See discussion of environmental risk factors in Item 1A, “Risk Factors.”

Employees

At October 31, 2009, we had approximately 2,000 full and part time employees worldwide, including officers and administrative personnel. We have three collective bargaining agreements covering 298 employees, which expire in January 2010, February 2010, and March 2011, respectively. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations and liquidity.

Executive Officers of the Registrant

At January 14, 2010, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	68	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	67	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	45	Executive Vice President, Sales and Marketing
David J. Cron	55	Executive Vice President, Manufacturing
Paul C. Vegliante	44	Executive Vice President, Operations
Lawrence R. Noll	61	Vice President, Tax and Administration, and Director
James B. Rafferty	57	Vice President, Treasurer and Secretary
Linda N. Guerrera	42	Vice President and Controller

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

Lawrence R. Noll has been our Vice President, Tax and Administration since April 2007. Prior thereto, he was our Vice President and Controller since 1996, a director since February 2005 and our corporate Secretary from April 2005 to April 2007. Previously, he served as Vice President, Finance since 1993 and was our corporate Secretary from 1993 to 1998. He also served as a director from 1993 to 2004. He was employed as our Controller from 1980 to 1993.

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

The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in a large part, on the markets for these resins. We use resins that are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. Economic conditions in the United States during fiscal 2009 were difficult with global and financial markets experiencing substantial disruption.

Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs. Since resin costs fluctuate significantly, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with a higher gross profit margin. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results. If there is overcapacity in the production of any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations, financial condition and liquidity will be adversely affected.

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

Company Risks

The existing global economic and financial market environment has had and may continue to have a negative effect on our business and operations.

The existing global economic and financial market environment has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been severely affected by the current economic turmoil. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which has and could continue to lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will significantly improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See “—Financial Risks” below for a discussion of additional risks to our liquidity resulting from the current economic and financial market environment.

The loss of a key supplier could lead to increased costs and lower profit margins.

The majority of the resins purchased by the Company are purchased under supply contracts which are typically renewed annually. In 2009 the Company purchased approximately 36%, 24% and 19% of its resin requirements from its three largest suppliers. Each of these suppliers produce resins in multiple locations, and should any one, or a combination of these locations fail to meet the Company’s needs, the Company believes sufficient capacity exists among its remaining contract holders, the open market and the secondary markets to supply any shortfall that may result. Nevertheless, it is not always possible to replace a specialty resin without a disruption in our operations and replacement of significant supply is often at higher prices.

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

Many of our larger packaging customers are multinational companies that purchase large quantities of packaging materials. Many of these companies are purchasers with centralized procurement departments. They generally enter into supply arrangements through a tender process that solicits bids from several potential suppliers and selects the winning bid based on several attributes, including price and service. The significant negotiating leverage possessed by many of our customers and potential customers limits our ability to negotiate supply arrangements with favorable terms and creates pricing pressure, reducing margins industry wide. In addition, our customers may vary their order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event we lose any of our larger customers, we may not be able to quickly replace that revenue source, which could harm our financial results.

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

Unions represent 298 employees, or 15% of our workforce, at October 31, 2009, under three collective bargaining agreements which expire in January 2010, February 2010 and March 2011, respectively. Although we believe that our present labor relations with our employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

Our future success depends to a large extent on the experience and continued services of our key managerial employees, including J. Brendan Barba, our Chairman, President and Chief Executive Officer, and Paul M. Feeney, our Executive Vice President, Finance, and Chief Financial Officer. We do not maintain key-person insurance for any of our officers. We may not be able to retain our executive officers and key personnel or attract additional qualified key employees in the future. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse effect on our results of operations and financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our executive officers beneficially own a substantial amount of our common stock and have significant influence over our business.

At October 31, 2009, our executive officers beneficially owned 1,363,229 shares of our common stock and have the right to acquire an additional 148,439 shares of our common stock. Their ownership and voting control over approximately 20% of our common stock gives them significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or shareholders for approval, including acquisitions, mergers, consolidations and the sale of all or substantially all of our assets.

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

Failure to successfully implement a new core operating system may adversely affect our business operations.

We are currently and will continue to be highly dependent on automated systems to record and process Company and customer transactions and certain other components of the Company’s financial statements. As of November 1, 2009, we began implementing phase one of a new integrated operating system so that we can improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal controls over our financial reporting. We may not be able to successfully implement the new system in an effective or timely manner or could fail to complete all necessary data reconciliation or other conversion controls when implementing the new system. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of our new operating system. Failure to effectively implement our new operating system may adversely affect our operations as well as customer perceptions and our internal controls over financial reporting.

Financial Risks

Capital markets have experienced a significant period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing, and other important financing terms, may be materially adversely impacted by these market conditions.

Credit market developments may reduce availability under our credit agreement.

Due to the volatile state of the credit markets during the past few years, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facility, it could be difficult in the current environment to replace our credit facility on similar terms. Although we believe that our operating cash flow, access to capital markets and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of any of the lenders under our credit facility may impact our ability to finance our operating or investing activities.

To service our debt or redeem such debt upon a change of control, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all. As of October 31, 2009, we could have borrowed up to an additional $113.3 million under our U.S. credit facility and an additional $4.6 million in our Canadian credit facility.

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

Risks Related to an Investment in Our Common Stock

Our common stock price may be volatile.

The market price of our common stock has fluctuated regularly in the past. The market price of our common stock will continue to be subject to significant fluctuations in response to a variety of factors, including:

•	fluctuations in operating results, including as a result of changes in resin prices, LIFO reserve, and the other variables;

•	our liquidity needs and constraints;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism and natural disasters or responses to such events;

•	announcements concerning our business or that of our competitors or customers;

•	acquisitions and divestitures;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	change in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry or failure of analysts to cover our common stock;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	sales of common stock by our employees, directors and executive officers;

•	prevailing interest rates; and

•	perceived dilution from stock issuances.

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

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2009 under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which approximately 6.9 million shares of common stock were outstanding and approximately 0.3 million shares of common stock were issuable related to the exercise of currently outstanding stock options and 0.2 million shares of common stock were issuable related to settlement of performance units if the performance unit holders elected settlement in stock.

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

On June 6, 2008, our board of directors approved an $8.0 million stock repurchase program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The existence of our stock repurchase program and any purchases under this program could result in an increase in the market price of our stock. In addition, purchases under this repurchase program could reduce the liquidity for our stock. Further, the program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion, and any discontinuation could cause the market price of our stock to decline.

In fiscal 2009 there were no repurchases made under the new $8.0 million stock repurchase program.

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

The following table describes the manufacturing facilities we own or lease as of October 31, 2009. Substantially all of the owned properties are pledged as collateral under our various credit facilities and the Wright Township, Pennsylvania facility is pledged under the Pennsylvania Industrial Loans. The following chart sets forth the square footage of our manufacturing facilities, including warehousing space:

Location	Approximate Square Footage	Types of Film Produced
North America
Griffin, Georgia	322,000	PVC food wrap, UPVC
Wright Township, Pennsylvania	430,000	Custom, PROformance and stretch
Matthews, North Carolina	394,000	Custom and stretch
Alsip, Illinois	182,000	Custom
West Hill, Ontario, Canada	138,000	PVC food wrap
Chino, California	259,000	Custom and stretch
Waxahachie, Texas	216,000	Custom
Tulsa, Oklahoma *	126,000	Stretch
Nicholasville, Kentucky *	125,000	Stretch
Mankato, Minnesota *	104,000	Custom, PROformance
Mankato, Minnesota *	65,000	Institutional products
Bowling Green, Kentucky (under lease ending October 31, 2010)	165,000	Printed and converted, custom, PROformance

Total	2,526,000

*	These properties were acquired from Atlantis on October 30, 2008.

In addition, we have manufacturing facilities located in each of Fontana, California and Cartersville, Georgia that were acquired from Atlantis on October 30, 2008. Production in the Fontana location ceased in November 2008 and is under a lease ending December 15, 2010. Production in Cartersville ceased on October 31, 2009 and is under a lease ending July 31, 2015.

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

As of October 31, 2009, our manufacturing facilities had a combined average annual production capacity exceeding one billion pounds. The acquisition of the Atlantis facilities, exclusive of Fontana and Cartersville, added approximately 200 million pounds of capacity.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, party to litigation arising in the normal course of our business. We believe that there are currently no legal proceedings the outcome of which would have a material adverse effect on our financial position or our results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “AEPI.” The high and low closing prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2008 and 2009, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2008
First quarter (November-January)	$38.40	$28.72
Second quarter (February-April)	32.54	26.10
Third quarter (May-July)	28.57	16.71
Fourth quarter (August-October)	21.75	12.42
2009
First quarter (November-January)	$20.73	$13.16
Second quarter (February-April)	20.33	11.08
Third quarter (May-July)	31.91	20.81
Fourth quarter (August-October)	41.32	31.50

On January 11, 2010, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $39.98.

Holders

On January 11, 2010, our common stock was held by approximately 1,500 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer

The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended October 31, 2009.

2009 period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
August 1-August 31	—	$—	—	$8,000,000
September 1-September 30	1,523	$38.03	—	8,000,000
October 1-October 31	1,207	$39,60	—	8,000,000

Total	2,730	$38.72	—	$8,000,000

(a)	Represents shares of common stock of the Company tendered to the Company by the holders of stock options for the payment of option exercise prices. During the quarter ended October 31, 2009, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.
(b)	On June 6, 2008, our Board approved an $8.0 million stock repurchase program, subject to covenant restrictions. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Performance Graph

The following graph compares, for the five-year period ended on October 31, 2009, the cumulative total stockholder return on our common stock against the cumulative total return of:

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

The graph assumes $100 was invested on October 31, 2004 in our common stock, the S&P 500 Index and the peer group consisting of twelve companies, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	For the Year Ended October 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$744,819	$762,231	$666,318	$697,233	$633,273
Gross profit	160,436	96,822	139,152	151,236	123,878
Operating income	60,387	9,593	52,866	66,964	43,324
Interest expense	(15,749)	(15,731)	(15,551)	(15,437)	(27,492)
Other income (expense), net	4,785	916	779	(7,703)	813
Income (loss) from continuing operations before (provision) benefit for income taxes	49,423	(5,222)	38,094	43,824	16,645
(Provision) benefit for income taxes (1)	(18,994)	8,534	(15,217)	(8,432)	(15,269)
Income from continuing operations	30,429	3,312	22,877	35,392	1,376
Income (loss) from discontinued operations	1,099	8,932	7,175	27,537	(51,998)
Net income (loss)	$31,528	$12,244	$30,052	$62,929	$(50,622)
Basic Earnings (Loss) per Common Share:
Income from continuing operations	$4.48	$0.49	$3.05	$4.20	$0.16

Income (loss) from discontinued operations	$0.16	$1.32	$0.96	$3.27	$(6.12)

Net income (loss) per common share	$4.65	$1.80	$4.00	$7.46	$(5.95)

Diluted Earnings (Loss) per Common Share:
Income from continuing operations	$4.45	$0.48	$2.99	$4.14	$0.16

Income (loss) from discontinued operations	$0.16	$1.31	$0.94	$3.22	$(6.03)

Net income (loss) per common share	$4.61	$1.79	$3.93	$7.35	$(5.87)

Cash dividends declared and paid	—	—	—	—	—

	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data (at period end):
Total assets	$360,070	$390,840	$328,792	$336,080	$311,323
Total debt (including current portion)	170,000	249,155	184,077	182,802	180,575
Shareholders’ equity	75,800	40,140	42,370	57,593	6,195

(1)	Benefit for income taxes from continuing operations for the year ended October 31, 2008 includes $7.0 million in benefits arising from previously unrecognized tax benefits resulting from the completion in September 2008 of an IRS examination for fiscal 2005 and 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The prices of these materials are primarily a function of the price of petroleum and natural gas, and therefore typically are volatile. In recent years, the market for these resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

As discussed further in Item 1, “Business” of this Annual Report on Form 10-K, we acquired substantially all of the assets of the stretch films, custom films and institutional products division of Atlantis Plastics, Inc. (“Atlantis”) for a purchase price of $98.8 million after expenses and the net working capital true up. Atlantis maintained a significant presence in many of its product categories, which are used in a variety of applications, including storage, transportation, food packaging and other commercial and consumer applications. Atlantis also converted some institutional products internally from custom films. This transaction enhanced our position as the preferred supplier of flexible packaging solutions.

Market Conditions

Fiscal 2009 was a challenging year. In addition to the difficult economic conditions in the United States with global and financial markets experiencing substantial disruption, the plastic packaging industry was extremely competitive due to consolidation and pricing pressures. Despite these difficult market conditions, we were successful in mitigating the economic impact on many of our businesses. Results benefited from lower resin prices (average resin prices decreased by 35%, or $0.27 per pound, during fiscal 2009 in comparison to fiscal 2008), higher volumes driven primarily from the Atlantis acquisition, synergies resulting from the Atlantis acquisition and cost reduction strategies.

Following a decline in average resin costs in the first quarter of 2009, resin costs steadily increased during the next nine months and thereby negatively impacting our gross profit. We believe that resin prices will more than likely continue to rise during fiscal 2010 with volatility continuing to be driven by increasing worldwide demand combined with domestic reductions in production capacity. We believe that the marketplace in which we sell our products will remain very competitive, and is further complicated by adverse economic circumstances affecting many of our customers, distributors and suppliers. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to increase.

Forecasts for fiscal 2010 generally call for a weak economy in the United States, with the continuation of the economic recession. It is difficult to predict the duration and depth of the economic slowdown and the impact on our business, but we expect that the weak economy will have a negative impact on our volumes and will put a strain on our resources and those of our customer and suppliers. We have implemented cost-reduction initiatives, including accelerating the consolidation of staffing, facilities and products related to the Atlantis acquisition that are designed to increase efficiency and preserve financial resources in order to meet the challenges of this volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we are taking appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

Company Developments in Fiscal 2009

•

On October 30, 2008, we completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis. During fiscal 2009, we completed the consolidation of the Atlantis manufacturing facilities. At the time of the acquisition, we acquired six manufacturing facilities: three stretch plants, including one located in Fontana, California which we commenced shutting down in November 2008 (production was consolidated into our Chino, California plant); two custom films plants, including one located in Cartersville, Georgia which was closed on October 31, 2009; and one institutional products facility.

•	On April 1, 2009, we repurchased and retired $14.8 million (principal amount) of our 2013 Notes at a price of 62.8% of par. We recognized a gain on extinguishment of debt of $5.3 million.

•

We incurred approximately $23.8 million of capital expenditures during fiscal 2009 related primarily to an expansion of our North Carolina plant, a new Co-Ex line in our Pennsylvania plant (production began in September 2009) and energy cost reduction equipment in our Pennsylvania plant, the purchase of the land and building in our Minnesota plant, and a new computer operating system throughout the Company.

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

Results of Operations

AEP and Atlantis were significant competitors in the plastic films industry for many years, competing to sell similar products to a similar customer base. One of the primary factors in AEP’s determination to pursue and consummate the Atlantis acquisition was the potential realization of synergistic benefits derived from SKU consolidation, logistical savings, resin cost savings and manufacturing and operating cost efficiencies. Immediately upon the completion of the acquisition, AEP began the process of reducing and combining SKU’s, reformulating common products to their most effective common denominator and changing the manufacturing location of certain products to maximize operating and logistical efficiencies. We have devoted significant time and effort throughout fiscal 2009 to achieve these synergistic benefits. However, as a result of the foregoing, no meaningful operational or financial information exists subsequent to the acquisition that segregates the impact of Atlantis from AEP as a whole. Therefore, although the Atlantis acquisition materially impacted AEP’s net sales and results of operations for fiscal 2009, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations does not include any separate information regarding Atlantis.

Fiscal 2009 Compared to Fiscal 2008

The following table presents selected financial data for fiscal 2009 and 2008 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Year Ended October 31,				% increase /(decrease) of $	$ increase/ (decrease)
	2009		2008
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$744,819	$0.97	$762,231	$1.16	(2.3)%	$(17,412)
Gross profit	160,436	0.21	96,822	0.15	65.7%	63,614
Operating expenses:
Delivery	37,690	0.05	36,425	0.05	3.5%	1,265
Selling	38,675	0.05	31,866	0.05	21.4%	6,809
General and administrative	23,691	0.03	18,596	0.03	27.4%	5,095

Total operating expenses	$100,056	$0.13	$86,887	$0.13	15.2%	$13,169

Pounds sold		764,795 lbs.		659,887 lbs.

Net Sales

Net sales for fiscal 2009 decreased $17.4 million, or 2.3%, to $744.8 million from $762.2 million for fiscal 2008. The decrease was the result of a 14.8% decrease in average selling prices coinciding with decreases in resin costs from the prior year, negatively affecting net sales by $112.5 million, partially offset by a 15.9% increase in sales volume driven primarily by the Atlantis acquisition and positively affecting net sales by $103.3 million. Consolidated sales volume for fiscal 2009 was below management’s expectations due to the adverse effects of the economic recession, primarily in our construction and housing related products (affecting our custom film sales). Fiscal 2009 also included an $8.2 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for fiscal 2009 increased $63.6 million to $160.4 million from $96.8 million for fiscal 2008. The improvement in gross profit is primarily due to increased volume and lower resin costs combined with cost saving programs including the shut down and consolidation of the Fontana, California plant into our Chino, California plant and internal efficiency initiatives designed to align production with demand at our manufacturing facilities. The gross profit for fiscal 2009 included a decrease in the LIFO reserve of $20.1 million which positively impacted gross profit for fiscal 2009. Fiscal 2009 also included $1.4 million of negative impact of foreign exchange relating to our Canadian operations. Gross profit in fiscal 2008 was negatively impacted by significant increases in resin costs and a $13.5 million increase in the LIFO reserve.

Operating Expenses

Operating expenses for fiscal 2009 increased $13.2 million, or 15.2%, to $100.1 million from the prior fiscal year, but remained flat on a per-pound-sold basis. The increase in operating expenses is primarily due to higher delivery and selling expenses resulting from greater volumes sold in the current fiscal year, higher salaries and employee-related costs as a result of an approximately 20% increase in the Company’s headcount due to the Atlantis acquisition, combined with increased general and administrative expenses due to higher share-based compensation costs recorded in fiscal 2009 associated with stock options and performance units and increased accruals related to employee cash performance incentives. General and administrative expenses in the current fiscal year also include costs related to transitional services associated with the Atlantis acquisition. General and administrative expenses in the prior fiscal year included approximately $1.6 million, excluding professional fees, related to the settlement of a commercial dispute and approximately $0.4 million of advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands which was completed in April 2008. Fiscal 2009 includes $1.0 million favorable effect of foreign exchange decreasing reported total operating expenses.

Other Operating Income (Expense)

Other operating income for fiscal 2009 was $7,000 and represented net gains on sales of fixed assets as compared to $0.3 million in expense during fiscal 2008 which represented net losses on sales of fixed assets.

Interest Expense

Interest expense for fiscal 2009 remained flat at $15.7 million as compared to the prior fiscal year, resulting primarily from lower interest rates on Credit Facility borrowings and lower interest expense on our 2013 Notes as a result of the extinguishment of $14.8 million of the 2013 Notes on April 1, 2009, offset by higher average borrowings on our Credit Facility during fiscal 2009 as compared to the prior fiscal year, higher amortization of fees associated with the Amended Credit Facility, and interest expense incurred on the new capital leases originating on March 27, 2009.

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

Other, net

Other, net for fiscal 2009 amounted to $0.5 million in expense, as compared to $0.9 million in income for fiscal 2008. The expense in fiscal 2009 is primarily attributable to higher foreign currency losses in the current period as compared to gains in the prior period resulting from changes in foreign exchange rates and an increase in unrealized losses on foreign currency denominated payables and receivables resulting primarily from the deterioration during the current year of the U.S. dollar to the Canadian dollar.

Income Tax (Provision) Benefit

The provision for income taxes for fiscal 2009 was $19.0 million on income from continuing operations before the provision for income taxes of $49.4 million. The difference between our effective tax rate of 38.4% and the U.S. statutory tax rate of 35.0% primarily relates to the provision for state taxes in the United States, net of federal benefit (+3.3%).

The benefit for income taxes for fiscal 2008 was $8.5 million on loss from continuing operations before the benefit for income taxes of $5.2 million. Included in this amount is a $7.0 million tax benefit arising from previously unrecognized tax benefits resulting from the completion in September 2008 of an IRS examination for fiscal years 2005 and 2006. The difference between the effective tax rate of 28.5%, excluding the $7.0 million benefit, and the U.S. statutory tax rate of 34.0% primarily relates to the following: (i) $0.2 million for state taxes in the United States, net of federal benefit (+4.1%); and (ii) $0.2 million true-up of prior year’s estimates in the United States (-4.7%).

Discontinued Operations—Fiscal 2009 Compared to Fiscal 2008

In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, and as such requires discontinued operations reporting treatment. The financial statements at and for fiscal 2009 and 2008 also include as discontinued operations our Spanish operation which is in liquidation. In addition, fiscal 2008 also includes our UK operations.

A consolidated summary of the operating results of discontinued operations for fiscal 2009 and 2008 is as follows:

	For the Year Ended October 31,
	2009	2008
	(in thousands)
Net sales	$—	$56,238
Gross profit	—	5,436
Income from discontinued operations	85	898
Gain from disposition	—	10,708
Income tax benefit (provision)	1,014	(2,674)
Income from discontinued operations	$1,099	$8,932

Income from discontinued operations for fiscal 2009 represent income in our Spanish subsidiary resulting from the refund of value added taxes which had been fully reserved against. The income tax benefit of the discontinued operations for fiscal 2009 includes a $1.0 million income tax benefit related to a $2.6 million intercompany bad debt write-off associated with our Spanish subsidiary. The bad debt write-off will be taken as a deduction on our U.S. federal income tax return. The results of the discontinued operations for fiscal 2008 include the activity of our Netherlands operation up until its disposition on April 4, 2008, the gain on disposition of our Netherlands operation, and $0.3 million of income in our Spanish subsidiary resulting from the return of a deposit held for a tax assessment under appeal.

Included in the gain from disposition from discontinued operations for fiscal 2008 is $6.9 million of realized foreign currency exchange gains before provision for taxes ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), $1.5 million gain on sale of AEP Netherlands, after all costs to sell, and the reclassification of AEP Netherlands accumulated foreign currency translation gains into income in the amount of $2.3 million.

Fiscal 2008 Compared to Fiscal 2007

The following table presents selected financial data for fiscal 2008 and 2007 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Year Ended October 31,				% increase /(decrease) of $	$ increase/ (decrease)
	2008		2007
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$762,231	$1.16	$666,318	$1.01	14.4%	$95,913
Gross profit	96,822	0.15	139,152	0.21	(30.4)%	(42,330)
Operating expenses:
Delivery	36,425	0.05	34,629	0.05	5.2%	1,796
Selling	31,866	0.05	31,849	0.05	0.1%	17
General and administrative	18,596	0.03	19,762	0.03	(5.9)%	(1,166)

Total operating expenses	$86,887	$0.13	$86,240	$0.13	0.8%	$647

Pounds sold		659,887 lbs.		660,988 lbs.

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

Operating Expenses

Operating expenses for fiscal 2008 increased $0.6 million, or 0.8%, to $86.9 million as compared to fiscal 2007. Included in general and administrative expenses for fiscal 2008 is a payment of approximately $1.6 million, excluding professional fees, related to a commercial dispute. Other increases are primarily due to an increase in delivery expense due to higher fuel costs, an increase in bad debt expense resulting from a customer’s bankruptcy and advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands (sale was completed in April 2008), partially mitigated by a decrease in our accrual for bonuses and a decrease in compensation costs recorded for our share-based compensation. Fiscal 2008 also includes $0.5 million unfavorable effect of foreign exchange increasing total operating expenses.

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

Income Tax Benefit (Provision)

The benefit for income taxes for fiscal 2008 was $8.5 million on loss from continuing operations before the benefit for income taxes of $5.2 million. Included in this amount is a $7.0 million tax benefit arising from previously unrecognized tax benefits resulting from the completion in September 2008 of an IRS examination for fiscal years 2005 and 2006. The difference between the effective tax rate of 28.5%, excluding the $7.0 million benefit, and the U.S. statutory tax rate of 34.0% primarily relates to the following: (i) $0.2 million provision for state taxes in the United States, net of federal benefit (+4.1%); and (ii) $0.2 million true-up of prior year’s estimates in the United States (-4.7%).

The provision for income taxes for fiscal 2007 was $15.2 million on income from continuing operations before the provision for income taxes of $38.1 million. The difference between the effective tax rate of 39.9% and the U.S. statutory tax rate of 35% primarily relates to the following: (i) $1.7 million provision for state taxes in the United States (+4.5%), no federal tax benefit was recognized in fiscal 2007 as the Company is not in a state tax paying position; and (ii) a $0.2 million true-up of prior year’s estimates (-0.5%).

Discontinued Operations—Fiscal 2008 Compared to Fiscal 2007

In April 2008, we completed the sale of our Netherlands operation. Our Netherlands operation was a component of our consolidated entity, and as such requires discontinued operations reporting treatment. The financial statements at and for fiscal 2008 and 2007 also include as discontinued operations our UK and Spanish operations which are in liquidation. The financial statements at and for fiscal 2007 also include as discontinued operations our Australian land and building, which was sold in the fourth quarter of fiscal 2007.

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

Included in income from discontinued operations for fiscal 2008 is $0.4 million of income from our Spanish subsidiary resulting primarily from the return of a deposit held for a tax assessment under appeal. The asset had been fully reserved in fiscal 2005 as we believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under our Credit Facility. We do not believe we will need to perform under this standby letter of credit. Also included in income is a loss in UK of $0.3 million which primarily includes reclassification of UK’s accumulated foreign currency translation losses.

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

Included in income from discontinued operations in fiscal 2007 is $2.5 million of income from the reclassification of Australia’s accumulated foreign currency translation gains, $0.6 million of rental income received during fiscal 2007 from our land and building in Sydney, Australia, and $0.3 million of foreign currency gains. No tax provision has been recognized for the $2.5 million reclassification of Australia’s accumulated foreign currency translation gains into income for fiscal 2007. Also included in income for fiscal 2007 is a $0.3 million reversal of provisions established at the time of sale of certain assets and liabilities of our New Zealand operation in May 2005 relating to non-collection of trade receivables (used as basis of cash advance to us by the buyers of the New Zealand operation) and clean-up of leased properties. The fiscal 2007 income from discontinued operations also includes interest income earned and expenses paid by our Spanish operation and expenses incurred by our UK operations during the period. The gain from disposition in fiscal 2007 of $0.5 million includes a $0.4 million gain on the sale of our land and building in Sydney, Australia and a $29,000 final settlement on closing balance sheet adjustments related to our Bordex operation sold in July 2006.

Liquidity and Capital Resources

Summary

Company Developments in Fiscal 2009

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures and to buy back shares of our common stock and 2013 Notes.

Despite the challenging financial markets and economic conditions, AEP maintains a strong financial position. We have a strong balance sheet and liquidity that provides us with financial flexibility. As market conditions change, we continue to monitor our liquidity position. We ended fiscal 2009 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $169.7 million, compared with $248.9 million at the end of fiscal 2008. In addition to our normal operating activities:

•

On October 30, 2008, we completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis for an initial purchase price of $99.2 million, prior to expenses and the net working capital true-up. The acquisition was funded with $70.1 million of borrowing under our Credit Facility, $23.0 million with cash on hand, and the remaining $6.1 million was a deposit made by us in August 2008 and held in escrow. We paid $1.6 million of expenses related to the acquisition. During the first half of fiscal 2009, we settled the net working capital true-up with Atlantis and received $2.0 million, which has been reflected as a reduction in the purchase price bringing the adjusted purchase price to $98.8 million after expenses.

•

Our focus has been and continues to be to use excess cash to pay down debt. At October 31, 2009, our consolidated debt was $170.0 million, a decrease of $79.2 million from prior year’s balance of $249.2 million. We had average borrowings under the Credit Facility of approximately $37.6 million and $17.7 million, with a weighted average interest rate of 3.3% and 5.8%, during fiscal 2009 and 2008, respectively. In March 2009, our Company’s Board authorized the Senior Note Repurchase Program, under which we may repurchase a portion of the 2013 Notes in privately negotiated transactions, funded by proceeds from sale-leaseback transactions up to $8.0 million and borrowings under the Credit Facility up to $3.0 million. On April 1, 2009, the Company repurchased and retired $14.8 million (principal amount) of our 2013 Notes at a price of 62.8% of par. The cash paid was $9.4 million which included $0.1 million of accrued interest. On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows the Company to spend up to $25.0 million to repurchase its outstanding 2013 Notes.

•

During the second quarter of fiscal 2009, we entered into a transaction with GE Capital, whereby GE Capital purchased certain of our manufacturing equipment for $7.0 million and leased the equipment back to us under two six-year capital leases. The interest rates on the capital leases range from 3.9% to 8.5% with the weighted average rate of 5.78%. The proceeds from the sale-leaseback were used to repurchase a portion of the 2013 Notes discussed above.

•

We incurred approximately $23.8 million of capital expenditures during fiscal 2009 related primarily to an expansion of our North Carolina plant, a new Co-Ex line in our Pennsylvania plant (production began in September 2009) and energy cost reduction equipment in our Pennsylvania plant, the purchase of the land and building in our Minnesota plant, and a new computer operating system throughout the Company.

Our working capital amounted to $74.1 million at October 31, 2009 compared to $105.8 million at October 31, 2008. The decrease in working capital of $31.7 million was primarily due to a decrease in accounts receivable resulting from lower sales revenue in fiscal 2009 as compared to fiscal 2008, a decrease in other current assets resulting primarily from the receipt of prepaid inventory and supplier credits (primarily arising from the Atlantis acquisition), and an increase in accrued expenses resulting from increased accruals related to employee cash performance incentives and reserves established for the shutdown of Fontana and Cartersville, partially offset by a decease in accounts payable resulting from the timing of payments and a reduction in resin prices.

We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next twelve months. However, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe the flexibility of our strong balance sheet affords us the opportunity to weather uncertain economic events from a position of strength and we remain confident in our ability to access capital to meet our strategic growth needs. At October 31, 2009, we had an aggregate of approximately $117.9 million available under our various worldwide credit facilities.

Market Conditions

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Although we are confident in our ability to access capital to meet our growth needs, there is a risk given the current economic environment that the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions, our ability to refinance our existing debt and our ability to consummate acquisitions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Further, in the current volatile state of the credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing of our continuing operations and net cash flows from our discontinued operations for each of the past three fiscal years:

	For the Years Ended October 31,
	2009	2008	2007
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$88,052	$40,798	$51,207
Investing activities	(21,691)	(100,623)	(14,058)
Financing activities	(67,011)	60,090	(46,511)
Net cash provided by discontinued operations	—	1,023	8,308
Effect of exchange rate changes on cash	727	(1,610)	432

Increase (decrease) in cash and cash equivalents	$77	$(322)	$(622)

Note: See consolidated statements of cash flows included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.

Operating Activities

Our cash and cash equivalents were $0.3 million at October 31, 2009, as compared to $0.2 million at October 31, 2008. Net cash provided by operating activities from continuing operations during the fiscal year ended October 31, 2009 was $88.1 million, and was comprised of income from continuing operations of $30.4 million adjusted for non-cash operating charges totaling $17.2 million. Cash provided by operating activities also includes a $25.5 million decrease in accounts receivable resulting primarily from a decrease in sales revenue coinciding with decreases in resin costs, $25.3 decrease in inventories resulting from lower resin prices and lower finished goods quantities on hand, and a decrease of $8.8 million in current assets resulting primarily from the receipt of prepaid inventory and supplier credits associated with Atlantis. Cash used in operating activities primarily includes a $19.6 million decrease in accounts payable as a result of timing of payments and a reduction in resin prices.

Investing Activities

Net cash used in investing activities from continuing operations during fiscal 2009 was $21.7 million, resulting from $23.8 million in capital expenditures, partially offset by the receipt of $2.0 million from the final settlement of working capital with Atlantis.

Financing Activities

Net cash used in financing activities from continuing operations during fiscal 2009 was $67.0 million, resulting primarily from $62.5 million in repayments under our Credit Facility and $1.9 million of repayments of our Pennsylvania loans and foreign borrowings, partially offset by $1.1 million of proceeds received from issuance of our common stock from our employee stock purchase plan and stock option plan. In addition, during the second quarter, we entered into a sale-leaseback transaction with GE Capital, whereby we received $6.6 million. In connection with the sale-leaseback transaction, GE Capital made the $0.4 million final payment to the vendors of the machinery. We used the proceeds of the sale-leasebacks combined with borrowings under our Credit Facility to repurchase and retire $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par. The cash paid for the repurchase of the 2013 Notes was $9.3 million plus $0.1 million of accrued interest.

Discontinued Operations

There was no cash activity in the discontinued operations of our Spanish subsidiary during fiscal year 2009.

Sources of Liquidity

Debt

We maintain a secured credit facility with Wachovia Bank N.A. as initial lender thereunder and as agent for the lenders thereunder, which was last amended on October 30, 2008 (the “Amended Credit Facility”). The Amended Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. We can reduce commitments under the Credit Facility at any time after October 30, 2009.

We utilize the Amended Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Borrowings and letters of credit available under the Amended Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of eligible domestic assets at October 31, 2009 and 2008 supported a borrowing base of $122.0 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.2 million and $0.9 million at October 31, 2009 and 2008, respectively. Borrowings outstanding under the Credit Facility were $7.5 million and $70.0 million at October 31, 2009 and 2008, respectively. Therefore, availability at October 31, 2009 and 2008 under the Credit Facility was $113.3 million and $79.1 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. Borrowings outstanding and availability under the Canadian credit facility were zero and $4.6 million, respectively, at October 31, 2009.

Please refer to Note 8 of the consolidated financial statements for further discussion of our debt.

Capital Leases

During the second quarter of fiscal 2009, we entered into a transaction with GE Capital, whereby GE Capital purchased certain of the Company’s manufacturing equipment for $7.0 million and leased the equipment back to the Company under two six-year capital leases. At October 31, 2009, we had $6.4 million in obligations under capital leases which represents the present value of the future minimum lease payments, less amounts representing interest. The current portion of these obligations is included in accrued liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheets. The interest rates on the capital leases range from 3.9% to 8.5% with the weighted average rate of 5.78%. As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in the Company’s consolidated balance sheet and continue to be depreciated. No gain or loss was recognized related to this transaction.

Repurchase Programs

With Board approval, we repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par on April 1, 2009. The cash paid was $9.4 million which included $0.1 million of accrued interest. We used proceeds from sale-leaseback transactions and borrowings under our Credit Facility to fund the buyback of the 2013 Notes. On April 14, 2009, our Board approved an increase to the previously authorized Senior Note Repurchase Program to a total of $25.0 million (representing an additional $14.0 million from the initial approval), increasing availability to $15.7 million under such program. On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows the Company to spend up to $25.0 million to repurchase its outstanding 2013 Notes. In addition, on June 6, 2008, the Board approved a new $8.0 million stock repurchase program (the “June 2008 stock repurchase program”). Repurchases for both the 2010 Senior Note Repurchase Program and the June 2008 stock repurchase program may be made in the open market, privately negotiated transactions or by other means from time to time, subject to conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The programs do not obligate us to acquire any particular amount of the 2013 Notes or our Company stock and the programs may be suspended at any time at management’s discretion.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of October 31, 2009 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2010	$531	$12,698	$1,386	$5,993	$20,608
2011	441	12,683	1,386	4,301	18,811
2012	145	12,674	1,386	3,833	18,038
2013 (1)	167,827	6,361	1,386	3,657	179,231
2014	89	48	1,386	3,205	4,728
Thereafter	967	225	578	2,314	4,084

Total (2)	$170,000	$44,689	$7,508	$23,303	$245,500

(1)	Borrowings include $160.2 million Senior Notes due on March 15, 2013 and $7.5 million of outstanding borrowings under our Amended Credit Facility which is due December 15, 2012.
(2)	Borrowings include $7.5 million of variable rate borrowings (outstanding borrowing under our Amended Credit Facility). See Note 8 of the Consolidated Financials Statements for further discussion of our debt.

In addition to the amounts reflected in the table above:

Concurrently with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant which commenced in November 2008, we shut down the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants have been recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration. We expect to complete the restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases). Due to the current market conditions in the respective areas, no sublease income has been assumed.

For tax purposes, the $5.3 million gain on extinguishment of debt, net will be deferred under Internal Revenue Code Section 108(i) as amended by the American Recovery and Reinvestment Act of 2009. The gain on extinguishment of debt, net will be recognized as taxable income in our Federal tax return ratably over the fiscal years beginning October 31, 2014 through October 31, 2018. The deferred tax liability associated with this gain is reflected in deferred tax liability in the consolidated balance sheet at October 31, 2009.

We expect to incur approximately $15.0 million of capital expenditures during fiscal 2010. At October 31, 2009, we had commitments of approximately $5.5 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash flows from operations.

We have approximately $0.1 million of unfunded pension benefit obligations at October 31, 2009 related to our Canadian operation. We expect to contribute approximately $0.4 million during fiscal 2010 to fund the Canadian defined benefit plan. With regards to the US’ 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), we estimate contributing approximately $2.5 million in cash in February 2010 to our 401(k) and ESOP plan effective for the 2009 ESOP year contributions.

We expect 69,647 performance units to vest during fiscal 2010, provided that each employee continues to be employed by the Company on the respective anniversary dates. Settlement of the units is based on the Company’s stock price on the anniversary date and will be settled at the employees’ option in cash, Company stock, or a combination.

Between November 9 and November 20, 2009, we repurchased under our June 2008 stock repurchase program, 52,500 shares of our common stock in the open market an average cost of $36.84 per share, totaling $1.9 million.

In November 2009, we received approximately $4.5 million as a dividend from our Canadian subsidiary.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including cost associated with the restructuring of the Atlantis plants, litigation and contingency accruals, income taxes, including assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Litigation Reserves. Management’s current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and our best estimate of potential loss. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. At October 31, 2009, we are involved in routine litigation in the normal course of our business and based on facts currently available we believe such matters, net of insurance recoveries, will not have a material adverse impact on our results of operations, financial position or liquidity.

Income Taxes. Management accounts for income taxes using an asset and liability approach. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

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

Effective November 1, 2007, we are required to recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. There is a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. Additionally, we are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties on tax reserves continue to be classified as provision for income taxes in our consolidated statements of operations. For purposes of intraperiod allocation, we include changes in reserves for uncertain tax positions related to discontinued operations in continuing operations.

The recognition and measurement of uncertain tax positions involves significant management judgment. The ultimate resolution of uncertain tax positions could result in amounts different than the amounts reserved for, and, therefore have an impact on our consolidated financial results in the future.

Share-Based Compensation. Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company uses the Black Scholes option pricing model to estimate the fair value of stock options on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. We estimate the expected volatility using the historical stock price volatility of our stock over the estimated term of our stock options. We determine the expected term of our stock options based on historical experiences. In addition, judgment is required in estimating the forfeiture rate on stock awards. We calculate the expected forfeiture rate based on average historical trends sorted by separate employee groups, including executive officers and directors. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date.

Impairment. We review our long-lived assets, such as property, plant and equipment and intangible assets, such as trade names and customer relationships, primarily associated with the Atlantis acquisition, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an impairment review include:

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

We perform an annual assessment as to whether or not goodwill is impaired. We performed our annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2009, 2008 and 2007, we concluded that there was no impairment because our market capitalization was above book value. On October 31, 2009 our market capitalization was above book value. Our policy is that impairment of goodwill will have occurred if the market capitalization of our company were to remain below book value for a reasonable period of time. If we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. In the second test, the fair value of our company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. We also review our financial position quarterly for other triggering events.

Acquisitions. We allocate at the time of acquisition, the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe is relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Any excess of the fair value of the net tangible and identifiable intangible assets acquired over the purchase price (negative goodwill) is allocated on a pro-rata basis to long-lived assets, including identified intangible assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period which the acquisition is completed. As discussed above, goodwill is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change.

We established reserves for the Atlantis restructuring activities, which included lease costs, severance and facility costs, as part of the acquisition cost. Upon finalization of the restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in identifiable intangible assets and property, plant and equipment.

A new accounting standard on accounting for business combinations will apply to business acquisitions we consummate after November 1, 2009.

Recently Issued Accounting Pronouncements

Please refer to Note 2 of the consolidated financial statements for discussion on recently issued accounting pronouncements.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2009, the carrying value of our total debt was $170.0 million of which approximately $162.5 million was fixed rate debt (2013 Notes and the Pennsylvania Industrial Loans). As of October 31, 2009, the estimated fair value of our 2013 Notes was approximately $155.4 million. As of October 31, 2009, the carrying value of our Pennsylvania Industrial Loans was $2.3 million which approximates fair value.

Floating rate debt at October 31, 2009 and 2008 totaled $7.5 million and $71.3 million, respectively. Based on the floating rate debt outstanding during fiscal 2009 (our Credit Facility), a one-percent increase or decrease in the average interest rate would result in a change to interest of approximately $0.4 million.

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

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. We had a total of 12 and 5 open foreign exchange forward contracts outstanding at October 31, 2009 and 2008, respectively, with total notional contract amounts of $13.8 million and $8.5 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts was a net asset of $0.1 million and a net liability of $0.6 million at October 31, 2009 and 2008, respectively.

We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with financial institutions and have not experienced nonperformance by counterparties. We anticipate performance by all counterparties to such agreements.

See Note 15 to the Consolidated Financial Statements for further discussion.

Our Canadian subsidiary had third party outstanding debt of zero and $1.3 million on October 31, 2009 and 2008, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

The following financial statements and accompanying schedule and related report of our independent registered public accounting firm are set forth in a separate section of this Form 10-K beginning on page 46 and are hereby incorporated by reference.

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

As of October 31, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of October 31, 2009.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2009.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2010 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1—Election of Directors,” “Board Matters—The Board of Directors and Committees,” “Board Matters—Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information-Requirements for Submission of Stockholder Proposals and Nominations for 2011 Annual Meeting.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Board Matters—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Additional Information—Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Certain Relationships and Related Person Transactions” and “Board Matters—The Board of Directors and Committees.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Audit Committee Matters.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 9 and 11 to the consolidated financial statements, the Company changed its method of accounting for defined benefit plans at the end of the fiscal year ended October 31, 2007 due to the adoption of the standard requiring full recognition of the overfunded or underfunded status of defined benefit plans and changed its method of accounting for uncertain tax positions on November 1, 2007 due to the adoption of the standard on accounting for uncertain tax positions.

/s/ KPMG LLP
Short Hills, New Jersey January 14, 2010

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2009 AND 2008

(in thousands, except share amounts)

	October 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$301	$224
Accounts receivable, less allowance for doubtful accounts of $5,214 and $3,434 in 2009 and 2008, respectively	75,681	102,579
Inventories, net	73,197	78,020
Deferred income taxes	8,699	12,427
Other current assets	8,603	12,683
Assets of discontinued operations	612	450

Total current assets	167,093	206,383
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	175,963	164,305
GOODWILL	9,514	10,894
INTANGIBLE ASSETS, net of accumulated amortization of $430 and $155 in 2009 and 2008, respectively	2,602	3,353
DEFERRED INCOME TAXES	—	925
OTHER ASSETS	4,898	4,980

Total assets	$360,070	$390,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$531	$1,826
Accounts payable	55,379	74,691
Accrued expenses	36,716	23,762
Liabilities of discontinued operations	366	317

Total current liabilities	92,992	100,596
LONG-TERM DEBT	169,469	247,329
DEFERRED INCOME TAXES	11,447	1,328
OTHER LONG-TERM LIABILITIES	10,362	1,447

Total liabilities	284,270	350,700
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 30,000,000 shares authorized; 11,011,842 and 10,909,659 shares issued in 2009 and 2008, respectively	110	109
Additional paid-in-capital	107,509	105,808
Treasury stock at cost, 4,160,158 shares in 2009 and 2008, respectively	(129,682)	(129,682)
Retained earnings	96,342	64,814
Accumulated other comprehensive income (loss)	1,521	(909)

Total shareholders’ equity	75,800	40,140

Total liabilities and shareholders’ equity	$360,070	$390,840

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007

(in thousands, except per share data)

	2009	2008	2007
NET SALES	$744,819	$762,231	$666,318
COST OF SALES	584,383	665,409	527,166

Gross profit	160,436	96,822	139,152
OPERATING EXPENSES:
Delivery	37,690	36,425	34,629
Selling	38,675	31,866	31,849
General and administrative	23,691	18,596	19,762

Total operating expenses	100,056	86,887	86,240
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	7	(342)	(46)

Operating income	60,387	9,593	52,866
OTHER INCOME (EXPENSE):
Interest expense	(15,749)	(15,731)	(15,551)
Gain on extinguishment of debt, net	5,285	—	—
Other, net	(500)	916	779

Income (loss) from continuing operations before (provision) benefit for income taxes	49,423	(5,222)	38,094
(PROVISION) BENEFIT FOR INCOME TAXES	(18,994)	8,534	(15,217)

Income from continuing operations	30,429	3,312	22,877
DISCONTINUED OPERATIONS:
Income from discontinued operations	85	898	6,716
Gain from disposition	—	10,708	459
Benefit (provision) for income taxes	1,014	(2,674)	—

Income from discontinued operations	1,099	8,932	7,175

Net income	$31,528	$12,244	$30,052

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$4.48	$0.49	$3.05

Income from discontinued operations	$0.16	$1.32	$0.96

Net income per common share	$4.65	$1.80	$4.00

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$4.45	$0.48	$2.99

Income from discontinued operations	$0.16	$1.31	$0.94

Net income per common share	$4.61	$1.79	$3.93

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME

FOR THE YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2006	10,768	$108	2,882	$(76,386)	$101,663	$9,690	$22,518
Issuance of common stock pursuant to stock purchase plan	17				565
Issuance of common stock upon exercise of stock options	75	1			1,131
Issuance of common stock upon settlement of performance units	1				27
Share-based compensation					815
Buyback of common stock			1,129	(48,992)
Net income							30,052	$30,052
Translation adjustments						4,277		4,277
Pension plan minimum liability, net of tax						165		165
Cumulative effect of the adoption of the FASB standard on accounting for defined benefit plans, net of $368 of taxes						(752)
Translation adjustment reversals into income						(2,512)		(2,512)

Comprehensive income								$31,982

BALANCES AT OCTOBER 31, 2007	10,861	$109	4,011	$(125,378)	$104,201	$10,868	$52,570
Issuance of common stock pursuant to stock purchase plan	29				572
Issuance of common stock upon exercise of stock options	15				133
Issuance of common stock upon settlement of performance units	5				92
Share-based compensation					810
Buyback of common stock			149	(4,304)
Net income							12,244	$12,244
Translation adjustments						(4,282)		(4,282)
Change in deferred prior service cost and actuarial losses, net of tax						(322)		(322)
Amortization of prior service cost, net of tax (including $30 related to AEP Netherlands)						84		84
Translation adjustments and unamortized prior service cost reversals into income related to AEP Netherlands and AEP UK						(7,257)		(7,257)

Comprehensive income								$467

BALANCES AT OCTOBER 31, 2008	10,910	$109	4,160	$(129,682)	$105,808	$(909)	$64,814
Issuance of common stock pursuant to stock purchase plan	40	1			596
Issuance of common stock upon exercise of stock options	61				532
Issuance of common stock upon settlement of performance units	1				16
Share-based compensation					557
Net income							31,528	$31,528
Translation adjustments						2,578		2,578
Change in deferred prior service cost and actuarial losses, net of tax						(208)		(208)
Amortization of prior service cost, net of tax						60		60

Comprehensive income								$33,958

BALANCES AT OCTOBER 31, 2009	11,012	$110	4,160	$(129,682)	$107,509	$1,521	$96,342

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007

(in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,528	$12,244	$30,052
Income from discontinued operations	1,099	8,932	7,175

Income from continuing operations	30,429	3,312	22,877
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,058	13,712	13,894
Gain on extinguishment of debt, net	(5,285)	—	—
Change in LIFO reserve	(20,149)	13,477	7,906
Amortization of debt fees	1,101	875	860
Provision for losses on accounts receivable and inventories	1,131	1,089	339
Change in deferred income taxes	17,036	(8,484)	2,685
Utilization of deferred tax assets related to worthless stock deductions	—	—	11,128
Share-based compensation expense	4,036	370	3,337
Other	306	342	46
Changes in operating assets and liabilities, net of effects of Atlantis acquisition in fiscal 2008:
Decrease (increase) in accounts receivable	25,504	(4,375)	(6,044)
Decrease (increase) in inventories	25,252	(4,486)	(9,867)
Decrease (increase) in other current assets	8,769	(1,267)	886
Increase in other assets	(1,192)	(591)	(181)
(Decrease) increase in accounts payable	(19,622)	30,856	6,275
Increase (decrease) in accrued expenses	1,785	(4,066)	(2,667)
(Decrease) increase in other long-term liabilities	(107)	34	(267)

Net cash provided by operating activities	88,052	40,798	51,207
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,846)	(27,984)	(14,264)
Acquisition of Atlantis	—	(99,805)	—
Net working capital true-up related to Atlantis acquisition	1,975	—	—
Net proceeds from dispositions of property, plant and equipment	180	402	206
Net proceeds from sale of discontinued operations	—	26,764	—

Net cash used in investing activities	(21,691)	(100,623)	(14,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of Credit Facility	(62,486)	62,400	2,511
Repurchase of 2013 Senior Notes	(9,320)	—	—
Proceeds from sale leaseback transactions	6,638	—	—
Repayments of Pennsylvania Industrial Loans	(507)	(384)	(345)
Borrowings of Pennsylvania Industrial Loans	—	1,740	—
Net (repayments) proceeds of current foreign debt	(1,376)	1,565	(911)
Principal payments on capital lease obligations	(621)	—	—
Buyback of common stock	—	(4,304)	(48,992)
Payment of debt issuance costs	—	(1,428)	—
Proceeds from issuance of common stock	597	572	565
Proceeds from exercise of stock options	532	133	1,132
Other	(468)	(204)	(471)

Net cash (used in) provided by financing activities	(67,011)	60,090	(46,511)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	—	3,502	5,831
Net cash (used in) provided by investing activities	—	(155)	6,542
Net cash used in financing activities	—	(2,168)	(2,923)
Effects of exchange rate changes on cash in discontinued operations	—	(156)	(1,142)

Net cash provided by discontinued operations	—	1,023	8,308
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	727	(1,610)	432

Net increase (decrease) in cash	77	(322)	(622)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	224	546	1,168

CASH AND CASH EQUIVALENTS AT END OF YEAR	$301	$224	$546

SUPPLEMENTAL CASH FLOW INFORMATION:
Reclassification from intangibles to property, plant and equipment upon exercise of option to purchase land and building	$1,105	$—	$—

Equipment financed through capital lease obligation	$407	$—	$—

Equipment financed through buyout of operating lease deposit	$156	$—	$—

Equipment financed through capital lease obligation in discontinued operations	$—	$—	$579

Atlantis transaction costs yet to be paid	$—	$953	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	BUSINESS

AEP Industries Inc., (the “Company”) is a manufacturer of plastic packaging films in North America. The Company manufactures and markets a wide range of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. The plastic packaging films are primarily used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries.

On October 30, 2008, the Company completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. (“Atlantis”) for a purchase price of $98.8 million after expenses and the net working capital true-up. Atlantis maintained a significant presence in many of its product categories, which are used in a variety of applications, including storage, transportation, food packaging and other commercial and consumer applications. Atlantis also converted some institutional products internally from custom films. This transaction enhanced our position as the preferred supplier of flexible packaging solutions.

(2)	SIGNIFICANT ACCOUNTING POLICIES

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

Trade Accounts Receivable:

Trade accounts receivables are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and an evaluation of the likelihood of success in collecting specific customer receivables. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. In addition, the Company maintains allowances for customer returns, discounts and invoice pricing discrepancies, primarily based on historical experience. The Company does not have any off-balance-sheet exposure related to its customers.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Volatility in the credit, equity, and foreign currency markets and in the world markets for petroleum and natural gas, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, as necessary.

The Company’s significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including costs associated with the restructuring of the Atlantis plants, litigation and contingency accruals, income taxes, share-based compensation and impairment of long-lived assets and intangibles, including goodwill.

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

Derivative Instruments:

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

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs in continuing operations was approximately $1.8 million, $1.1 million and $1.0 million during fiscal 2009, 2008 and 2007, respectively.

Acquisitions:

The Company allocates at the time of acquisition, the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Any excess of the fair value of the net tangible and identifiable intangible assets acquired over the purchase price (negative goodwill) is allocated on a pro-rata basis to long-lived assets, including identified intangible assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period in which the acquisition is completed. Recorded goodwill is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change.

The Company established reserves for the Atlantis restructuring activities, which included lease costs, severance and facility costs, as part of the acquisition cost. Upon finalization of the restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in identifiable intangible assets and property, plant and equipment.

A new accounting standard on accounting for business combinations will apply to business acquisitions we consummate after November 1, 2009.

Share-Based Compensation:

The Company recognizes in the financial statements all costs resulting from share-based payment transactions at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of November 1, 2005 is recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimate of fair value.

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

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2009, 2008 and 2007, the Company concluded that there was no impairment because the Company’s market capitalization was above book value. On October 31, 2009, the Company’s market capitalization was above book value. The Company’s policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a reasonable period of time. If the Company determines an impairment has occurred, it will perform a second test to determine the amount of the impairment loss. In the second test, the fair value of the Company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill.

Fair Value of Financial Instruments:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements equal or approximate their fair values because of the short-term maturity of those instruments. The fair value of the Company’s debt and foreign currency contracts is discussed in Note 14 and 15.

Concentration of Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

The Company places its cash equivalents with high-quality financial institutions and limits the amount of credit exposure with any one financial institution.

The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains appropriate allowances for anticipated losses. No single customer accounted for more than 10% of net sales during any year. No single customer accounted for more than 10% of the Company’s account receivable balance at October 31, 2009.

The Company purchases its resin from three principal suppliers that provided the Company with approximately 36%, 24% and 19%, respectively, of the Company’s fiscal 2009 resin supply.

The Company has three collective bargaining agreements in North America representing approximately 15% of its workforce.

Earnings Per Share (EPS):

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Year Ended October 31,
	2009	2008	2007
Weighted average common shares outstanding:
Basic	6,787,186	6,784,184	7,507,708
Effect of dilutive securities:
Options to purchase common stock	47,877	57,415	139,966

Diluted	6,835,063	6,841,599	7,647,674

At October 31, 2009, 2008 and 2007, the Company had 27,000, 120,780 and 27,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price.

Comprehensive Income:

Comprehensive income consists of net income and other gains and losses that are not included in net income, but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations and gains or losses, prior service costs and transition assets or obligations associated with pension benefits, net of tax, that have not been recognized as components of net periodic benefit cost, and changes in deferred prior service costs and net actuarial losses, net of tax.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission under the authority of the federal securities law are also sources of GAAP for SEC registrants. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references.

In September 2006, the FASB issued a standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued additional guidance, effective immediately, for determining the fair value of a financial asset when the market for that asset is not active to clarify the application of the provisions of the guidance for fair value measurements in an inactive market and how an entity would determine fair value in an inactive market. The Company adopted this guidance for financial assets and financial liabilities at the beginning of fiscal year 2009. The adoption of this guidance for financial assets and liabilities had no effect on the Company’s consolidated financial statements other than expanded disclosure requirements (see Note 14 to the Consolidated Financial Statements). The adoption of this guidance for non-financial assets and liabilities which is effective for the Company’s fiscal year beginning November 1, 2009 will have no material impact on our consolidated financial statements at the date of adoption, although it may impact the way that fair value for non-financial assets and liabilities is determined in future periods.

In April 2008, the FASB issued an amendment to the standard pertaining to intangible assets. This guidance discusses determination of the useful life of intangible assets and amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for the Company’s fiscal year beginning November 1, 2009. Early adoption is prohibited. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

In December 2008, the FASB issued an amendment to the standard pertaining to retirement benefits. This guidance requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this guidance are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This guidance is effective for the Company’s fiscal year ending October 31, 2010. The adoption of this guidance will have no impact on our consolidated financial statements other than the expanded disclosure requirements.

In April 2009, the FASB issued standards that require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. These standards are effective for interim and annual periods ending after June 15, 2009. We adopted these standards as of July 31, 2009. These standards had no impact on our consolidated financial statements other than the expanded disclosure requirements (see Note 14 to the Consolidated Financial Statements).

In May 2009, the FASB issued a standard which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. It is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this standard during the third quarter of 2009 (see Note 19 to the Consolidated Financial Statements).

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

The Company preliminarily allocated the total purchase price of $100.8 million (which included acquisition related costs of $1.5 million) to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and using information available at that time. Concurrently with the closing of the Atlantis acquisition, the Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant which commenced in November 2008, the Company completed the shut down of the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants have been recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration, including estimated costs for security service, minimal utilities and property taxes. The Company expects to complete its restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases). Due to the current market conditions in the respective areas, no sublease income has been assumed.

After revising preliminary estimates and obtaining more information regarding liabilities assumed regarding the shut down of the Fontana and Cartersville plants, the Company adjusted the preliminary purchase price allocation.

The following table represents the purchase price and related preliminary and final allocations to the fair values of the assets acquired and liabilities assumed, after proportionately allocating the negative goodwill resulting from the transaction to property, plant and equipment and intangible assets.

	Final Allocation At October 31, 2009	Preliminary Allocation At October 31, 2008
	(in thousands)
Cash paid for certain assets and liabilities of Atlantis Plastics Films (final allocation includes $2.0 million net working capital true-up )	$97,200	$99,276
Acquisition costs	1,632	1,481

Total purchase price	98,832	100,757

Assets acquired and liabilities assumed:
Accounts receivable	31,940	30,599
Allowance for doubtful accounts	(2,956)	(597)

Accounts receivable, net	28,984	30,002
Inventories, net	23,958	24,041
Other current assets	9,180	9,193
Deferred income taxes (current)	2,265	424
Property, plant and equipment	45,324	40,857
Deferred income taxes (long term)	—	1,261
Other assets	616	616
Intangible assets (including option to purchase property – See Note 6 for discussion)	3,787	3,158
Accounts payable	(2,098)	(2,098)
Accrued expenses	(5,019)	(4,962)
Restructuring reserve (recorded in accrued expenses and long term liabilities)	(5,900)	(50)
Deferred income tax liability	(2,265)	(1,685)

Net assets acquired	$98,832	$100,757

The roll forward of the restructuring reserve, included in accrued expenses in the consolidated balance sheets, is as follows:

	Severance	Facility Closure Costs	Lease Costs	Operating Costs	Total
	(in thousands)
Balance at October 31, 2008	$50	$—	$—	$—	$50
Additional restructuring costs	210	2,350	2,280	1,010	5,850
Payments during fiscal 2009	(173)	—	—	—	(173)

Balance at October 31, 2009	$87	$2,350	$2,280	$1,010	$5,727

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

Inventories are comprised of the following:

	October 31,
	2009	2008
	(in thousands)
Raw materials	$34,442	$32,677
Finished goods	35,543	42,617
Supplies	3,248	3,537

	73,233	78,831
Less: Inventory reserves	36	811

Inventories, net	$73,197	$78,020

The LIFO method was used for determining the cost of approximately 87% and 84% of total inventories at October 31, 2009 and 2008, respectively. Inventories would have increased by $11.6 million and $31.7 million at October 31, 2009 and 2008, respectively, if the FIFO method had been used exclusively. During fiscal 2009, 2008 and 2007, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $0.1 million, $0 and $0.1 million, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	PROPERTY, PLANT AND EQUIPMENT

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,		Estimated Useful Lives
	2009	2008
	(in thousands)
Land	$8,738	$7,713
Buildings	79,107	67,689	15 to 31.5 years
Machinery and equipment	329,199	303,190	5 to 9 years
Furniture and fixtures	10,964	9,797	3 to 9 years
Leasehold improvements	2,546	2,436	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	349	349	3 years
Construction in progress	5,428	14,503

	436,331	405,677
Less: Accumulated depreciation and amortization	260,368	241,372

Property, plant and equipment, net	$175,963	$164,305

Maintenance and repairs expense was approximately $9.5 million, $7.8 million, and $6.8 million for the years ended October 31, 2009, 2008 and 2007, respectively.

(6)	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the years ended October 31, 2009 and 2008 are as follows:

(in thousands)
Goodwill at October 31, 2007	$12,273
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2008	10,894
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,380)

Goodwill at October 31, 2009	$9,514

Changes in the carrying amount of intangible assets during the years ended October 31, 2009 and 2008 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2007	$253	$—	$—	$—	$253
Amortization	(58)	—	—	—	(58)
Atlantis acquisition (see Note 3)	—	931	894	1,333	3,158

Balance at October 31, 2008	195	931	894	1,333	3,353
Exercise of option to purchase property	—	—	(1,105)	—	(1,105)
Amortization	(59)	(85)	(21)	(110)	(275)
Final reallocation of negative goodwill (see Note 3)	—	123	229	277	629

Balance at October 31, 2009	$136	$969	$(3)	$1,500	$2,602

Included in leasehold interests was the Company’s option to purchase a Mankato, Minnesota property (previously under an operating lease) from the lessor (the City of Mankato) for a purchase price of $2.3 million minus 50% of that portion of each rental payment that would be considered principal reduction (increasing to 75% during the last 24 months of the lease term). The Company allocated $1.1 million of value to this option to purchase. The Company exercised this option to purchase on June 26, 2009 for $1.4 million. The allocated value of the option to purchase was reclassified to property, plant and equipment at the time of purchase.

Amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names—Linear Films	10
Trade names—Sta-Dri	20
Customer relationships	13
Unfavorable lease	6.8
Favorable lease	2

(7)	ACCRUED EXPENSES

At October 31, 2009 and 2008, accrued expenses consist of the following:

	October 31,
	2009	2008
	(in thousands)
Payroll and employee related	$12,076	$6,538
Customer rebates	5,825	6,080
Interest	1,631	1,790
Taxes (other than income)	1,879	1,509
Accrual for performance units	1,942	600
Accrued professional fees	837	2,131
Current portion of capital lease	1,041	—
Income taxes payable	113	20
Reserve for Atlantis restructuring (see Note 3) (a)	3,727	50
Reserve for product liability claim (b)	4,660	—
Other	2,985	5,044

Accrued expenses	$36,716	$23,762

(a)	Total reserve for Atlantis restructuring is $5.7 million at October 31, 2009, of which $2.0 million is recorded in other long-term liabilities.
(b)	This claim was settled in December 2009. The amount is indemnified by the Company’s insurance carrier except for $25,000 representing the insurance deductible. The asset related to the insurance recovery is included in other current assets in the consolidated balance sheet at October 31, 2009.

(8)	DEBT

A summary of the components of debt is as follows:

	October 31, 2009	October 31, 2008
	(in thousands)
Credit facility (a)	$7,514	$70,000
7.875% senior notes due 2013 (b)	160,160	175,000
Pennsylvania Industrial Loans (c)	2,326	2,833
Foreign bank borrowings (d)	—	1,322

Total debt	170,000	249,155
Less: current portion	531	1,826

Long-term debt	$169,469	$247,329

(a) Credit facility

The Company maintains a secured credit facility with Wachovia Bank N.A. as initial lender thereunder and as agent for the lenders thereunder, which was last amended on October 30, 2008 to increase the maximum borrowing amount from $125.0 million to $150.0 million and extending the maturity to December 15, 2012 (the “Amended Credit Facility”). The Amended Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. The Company can reduce commitments under the Credit Facility at any time after October 30, 2009.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $37.6 million and $17.7 million, with a weighted average interest rate of 3.3% and 5.8%, during fiscal 2009 and 2008. Under the Amended Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate (defined as the greater of Wachovia’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

Borrowings and letters of credit available under the Amended Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of eligible domestic assets at October 31, 2009 and 2008 supported a borrowing base of $122.0 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.2 million and $0.9 million at October 31, 2009 and 2008, respectively. Borrowings outstanding under the Credit Facility were $7.5 million and $70.0 million at October 31, 2009 and 2008, respectively. Therefore, availability at October 31, 2009 and 2008 under the Credit Facility was $113.3 million and $79.1 million, respectively.

The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries. The secured domestic assets had a net carrying value of $296.2 million and $315.6 million at October 31, 2009 and 2008, respectively.

The Amended Credit Facility contains customary bank covenants, including, but not limited to, financial covenants, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. The Amended Credit Facility also provides for events of default. If an event of default occurs and is continuing, amounts due under the Amended Credit Facility may be accelerated and the commitments to extend credit thereunder terminated.

If Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $60.7 million to $113.3 million during fiscal 2009 and from $66.0 million to $123.0 million during fiscal 2008.

The Company has an unused line fee related to the Credit Facility. During fiscal 2009, 2008 and 2007, the Company paid unused line fees of approximately $0.3 million, $0.2 million and $0.3 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The Company has paid and capitalized $1.6 million of fees related to the Amended Credit Facility. These fees, along with the unamortized fees of $0.2 million related to the Original Credit Facility, are being amortized on a straight line basis over 50 months, the term of the Amended Credit Facility.

The Company was in compliance with the financial and other covenants at October 31, 2009 and October 31, 2008.

(b) 7.875% Senior Notes due 2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

With Board approval, we repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par on April 1, 2009. The cash paid was $9.4 million which included $0.1 million of accrued interest. The Company used proceeds from sale-leaseback transactions and borrowings under its Credit Facility to fund the buyback of the 2013 Notes. In connection with the partial retirement, the Company recognized a gain on extinguishment of debt of $5.3 million, which is the difference between the repurchase amount of $9.3 million and the principal amount retired of $14.8 million, net of the pro-rata write-off of the unamortized debt financing costs related to the 2013 Notes of $0.2 million. On April 14, 2009, the Board approved an increase to the previously authorized Senior Note Repurchase Program to a total of $25.0 million (representing an additional $14.0 million from the initial approval), increasing availability to $15.7 million under such program. On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows the Company to spend up to $25.0 million to repurchase its outstanding 2013 Notes. Repurchases may be made in the open market, privately negotiated transactions or by other means from time to time, subject to conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The program does not obligate us to acquire any particular amount of the 2013 Notes and the program may be suspended at any time at management’s discretion.

The 2013 Notes mature on March 15, 2013, and contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at October 31, 2009 and October 31, 2008.

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

During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the fiscal years 2009, 2008 and 2007, in addition to the pro-rata write-off in April 2009 of the unamortized debt financing costs of $0.2 million discussed above, the Company amortized approximately $0.7 million into interest expense related to these fees in the consolidated statements of operations.

(c) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. The following are outstanding at October 31, 2009 and 2008:

A $0.3 million five year fixed rate 5.0% loan, originated in October 2008, due on November 1, 2013, of which $0.3 million and $0.3 million outstanding at October 31, 2009 and 2008, respectively;

A $1.4 million fifteen year fixed rate 4.75% loan, originated in October 2008, due November 1, 2023, of which $1.3 million and $1.4 million was outstanding at October 31, 2009 and 2008, respectively;

A $2.0 million fifteen year fixed rate 2.0% loan, due on July 1, 2011, of which $0.3 million and $0.4 million was outstanding at October 31, 2009 and 2008, respectively; and

A $3.3 million fifteen year fixed rate 2.0% loan, due on July 1, 2011, of which $0.4 million and $0.7 million was outstanding at October 31, 2009 and 2008, respectively.

These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.6 million at October 31, 2009.

(d) Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero and $1.3 million outstanding in Canada at October 31, 2009 and 2008, respectively. The weighted average interest rate on the Canadian credit facility for fiscal 2009 and 2008 was 4.0% and 6.5%, respectively. Availability under the Canadian credit facility at October 31, 2009 and October 31, 2008 was $4.6 million and $2.8 million, respectively.

Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2010	$531
2011	441
2012	145
2013	167,827
2014	89
Thereafter	967

$170,000

Cash paid for interest during fiscal 2009, 2008 and 2007 was approximately $14.6 million, $15.4 million and $15.6 million, respectively, including interest paid by the discontinued operations of zero, $0.4 million and $0.9 million in fiscal 2009, 2008 and 2007, respectively.

(9)	PENSIONS AND RETIREMENT SAVINGS PLAN

The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its Canadian location. Total expense for these plans for 2009, 2008 and 2007 was $2.6 million, $2.5 million and $2.3 million, respectively.

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

The Company makes contributions to the Plan equal to 1% of a participant’s compensation for the Plan year and matches 100% of the first 3% and 50% of the following 2% of each participant’s 401(k) contribution with a maximum of 5% of the participant’s annual compensation. In fiscal 2009, 2008 and 2007, the Company contributed $2.2 million $2.0 million and $1.9 million in cash to the Plan in fulfillment of the 2008, 2007 and 2006 contribution requirement, respectively.

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

At October 31, 2009, there were 340,693 shares of the Company’s common stock held by the Plan, representing approximately 5% of the total number of shares outstanding. Shares of the Company’s common stock credited to each member’s account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are not voted.

Defined Contribution Plans

The Company sponsors a defined contribution plan in Canada. The plan covers full time employees and provides for a base employer contribution of 4.5% of salary plus an additional matching contribution of 50% of employee contributions up to 5% (for a maximum employer contribution of 7% of salary). The Company’s contributions related to these plans for each of fiscal 2009, 2008 and 2007 totaled approximately $0.2 million.

Defined Benefit Plans

The Company has a defined benefit plan in Canada. Benefits under this plan are based on specified amounts per year of credited service. The Company funds these plans in accordance with the funding requirements of local law and regulations.

In September 2006, the FASB issued a standard requiring the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in its financial statements. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. This standard eliminates the delayed recognition of actuarial gains and losses and prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. The recognition and disclosure requirements were effective for the Company’s fiscal year ended October 31, 2007. Upon adoption, additional minimum pension liabilities and related intangible assets were derecognized. As of October 31, 2007, the adoption adjustments related to recognition of previously unrecognized prior service cost and net actuarial losses for Canada and AEP Netherlands (sold in April 2008) are discussed below.

	Pre-Adoption	Adoption Adjustments	Post- Adoption
	(in thousands)
Assets:
Deferred income taxes	$—	$368	$368
Liabilities:
Other long-term liabilities	(3,881)	(1,120)	(5,001)
Shareholders’ equity:
Accumulated other comprehensive income (loss)	$—	$(752)	$(752)

The net periodic pension costs for the Canadian defined benefit plan for fiscal 2009, 2008 and 2007 was $217,000, $162,000 and $152,000, respectively.

The funded status of the Canadian defined benefit plan and the net amount recognized in the consolidated balance sheets and in accumulated other comprehensive income (loss) is shown below (based on an October 31 measurement date):

	October 31,
	2009	2008
	(in thousands)
Pension benefit obligation at end of year	$3,321	$2,567
Fair value of plan assets at end of year	$3,192	$2,400

Funded status	$(129)	$(167)

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(129)	$(167)
Other assets	—	—
Amounts recognized in the accumulated other comprehensive income (loss):
Prior service cost	$(890)	$(881)
Net actuarial loss	(519)	(313)
Tax	437	370

Net amount recognized, after tax	$(972)	$(824)

Accumulated benefit obligation	$3,321	$2,564

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2010 are:

(in thousands)
Amortization of prior service cost	$94
Amortization of net actuarial loss	16

Total	$110

It is the objective of the plan sponsors to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investments managers performance. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2009 and 2008 and the target allocation of pension plan assets for fiscal 2010:

	October 31,		Target Allocation
	2009	2008
Canadian equity securities	30%	29%	34%
International equity securities	32%	31%	25%
Debt securities	37%	36%	36%
Other	1%	4%	5%

Total	100%	100%	100%

The Company expects to contribute a total of approximately $0.4 million to its Canada defined benefit plans during fiscal 2010.

(10)	SHAREHOLDERS’ EQUITY

Share-Based Compensation

At October 31, 2009, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation expense related to the Company’s stock options plans and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Year Ended October 31,
	2009	2008	2007
	(in thousands)
Cost of sales	$833	$80	$902
Selling expense	938	92	798
General and administrative expense	2,265	198	1,637

Total	$4,036	$370	$3,337

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Company’s Board of Directors (the “Board”) adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2009, 2008 and 2007 has been made from new shares. At October 31, 2009, 590,634 shares are available to be issued under the 2005 Option Plan.

Stock Options

The fair value of options granted is estimated on the date of grant using a Black-Scholes options pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors stock option exercise and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, including executive officers, and directors, that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of stock options represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option.

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the years ended October 31, 2009, 2008 and 2007.

	For the Year Ended October 31,
	2009	2008	2007
Expected volatility	54.51%	56.88%	60.58%
Expected life in years	7.5	7.5	7.5
Risk-free interest rates	2.26%	3.67%	4.68%
Dividend rate	0%	0%	0%
Weighted average fair value per option at date of grant	$9.95	$20.47	$28.22

The following table summarizes the Company’s stock option plans as of October 31, 2009 and changes during each of the three year periods ended October 31, 2009:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2006 (174,657 options exercisable)	377,752	18,600	396,352	$16.90	$6.90-51.00
Granted	—	12,000	12,000	$42.60	$42.60
Exercised	(76,453)	—	(76,453)	$15.62	$6.90-46.00
Forfeited/Cancelled	(8,958)	(2,000)	(10,958)	$14.01	$9.30-33.84
Expired	(2,000)	—	(2,000)	$46.00	$46.00

Options outstanding at October 31, 2007 (177,714 options exercisable)	290,341	28,600	318,941	$18.09	$6.90-51.00
Granted	—	24,000	24,000	$32.73	$27.36-38.10
Exercised	(14,674)	—	(14,674)	$9.08	$6.90-9.30
Forfeited/Cancelled	(4,948)	—	(4,948)	$9.18	$7.87-9.30
Expired	(13,000)	—	(13,000)	$45.63	$35.25-46.50

Options outstanding at October 31, 2008 (215,011 options exercisable)	257,719	52,600	310,319	$18.63	$6.90-51.00
Granted	—	12,000	12,000	$17.07	$17.07
Exercised	(64,063)	(800)	(64,863)	$10.38	$6.90-32.80
Forfeited/Cancelled	(992)	—	(992)	$9.30	$9.30
Expired	(1,000)	—	(1,000)	$26.63	$26.63

Options outstanding at October 31, 2009	191,664	63,800	255,464	$20.66	$7.87-51.00	4.6	3,812

Vested and expected to vest at October 31, 2009	191,664	63,800	255,464	$20.66		4.6	3,812

Exercisable at October 31, 2009	191,664	20,000	211,664	$18.78		3.9	3,501

The table below presents information related to stock option activity for the years ended October 31, 2009, 2008 and 2007:

	For the Year Ended October 31,
	2009	2008	2007
	(in thousands)
Total intrinsic value of stock options exercised	$1,532	$265	$2,453
Total fair value of stock options vested	$579	$531	$801

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the years ended October 31, 2009, 2008 and 2007 was $0.3 million, $0.6 million and $0.6 million, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2009, 2008 and 2007, respectively. For fiscal 2009, 2008 and 2007 there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of October 31, 2009, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at October 31, 2009 and changes during fiscal 2009 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2008	95,308	$13.49
Granted	12,000	$9.95
Vested	(63,412)	$9.13
Forfeited/cancelled	(96)	$6.51

Non-vested at October 31, 2009	43,800	$18.83

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

Total share-based compensation expense related to the Units was approximately $3.5 million of expense, $0.4 million of income (resulting from the decrease in the Company’s stock price at October 31, 2008), and $2.5 million of expense for the years ended October 31, 2009, 2008 and 2007, respectively. During the year ended October 31, 2009, the Company paid $0.6 million in cash and issued 611 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2009. During the year ended October 31, 2008, the Company paid $0.5 million in cash and issued 4,749 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2008. During the year ended October 31, 2007, the Company paid $0.9 million in cash and issued 600 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2007. At October 31, 2009 and October 31, 2008, there were $1.9 million and $0.6 million in current liabilities and $2.0 million and $0.8 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of October 31, 2009 and changes during each of the three year periods ended October 31, 2009:

	2005 Option Plan		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2006	163,333
Units granted	29,700
Units exercised	(33,066)
Units forfeited or cancelled	(3,700)

Units outstanding at October 31, 2007	156,267
Units granted	58,014
Units exercised	(38,040)
Units forfeited or cancelled	(60,881)	A

Units outstanding at October 31, 2008	115,360			1.6	$2,258
Units granted	165,450	B	$0.00
Units exercised	(39,040)		$0.00		$914
Units forfeited or cancelled	(7,950)

Units outstanding at October 31, 2009	233,820		$0.00	1.8	$8,156

Vested and expected to vest at October 31, 2009	228,670		$0.00	1.8	$7,976

Exercisable at October 31, 2009	—

(A)	The 2008 grants of Units have been forfeited in their entirety because the Company did not achieve at least 80% of the fiscal 2008 EBITDA performance goal.
(B)	100% of the 2009 EBITDA performance goal has been met.

Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of the Company’s common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the years ended October 31, 2009, 2008 and 2007, 40,638, 29,209 and 17,568 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

Total share-based compensation expense related to the 2005 Purchase Plan was $0.2 million for each of the years ended October 31, 2009, 2008 and 2007.

Treasury Shares

On November 1, 2007, the Company’s Board approved a stock repurchase program under which the Company was authorized to purchase up to $5.0 million of its common stock. On January 11, 2008, the Board increased the amount with which the Company may repurchase its common stock from $5.0 million to $8.0 million (“the January 2008 repurchase program”). Between January 24 and May 7, 2008, the Company repurchased under the January 2008 repurchase program, 149,410 shares of its common stock in the open market, totaling $4.3 million.

On June 6, 2008, the Board terminated the January 2008 repurchase program (which had approximately $3.7 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “June 2008 stock repurchase program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. Through October 31, 2009, there were no repurchases made under the June 2008 stock repurchase program.

Between November 9 and November 20, 2009, the Company repurchased under its June 2008 stock repurchase program, 52,500 shares of its common stock in the open market an average cost of $36.84 per share, totaling $1.9 million.

Preferred Shares

The Board may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

(11)	INCOME TAXES

The U.S. and foreign components of income (loss) from continuing operations before (provision) benefit for income taxes are as follows:

	For the Year Ended October 31,
	2009	2008	2007
	(in thousands)
U.S.	$48,068	$(7,359)	$33,930
Foreign	1,355	2,137	4,164

Total	$49,423	$(5,222)	$38,094

The (provision) benefit for income taxes from continuing operations is summarized as follows:

	For the Year Ended October 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$(666)	$455	$(644)
State	(1,063)	(5)	227
Foreign	(229)	(400)	(987)

	(1,958)	50	(1,404)

Deferred:
Federal	(15,428)	7,953	(12,394)
State	(1,487)	428	(1,353)
Foreign	(121)	103	(66)

	(17,036)	8,484	(13,813)

Total (provision) benefit for income taxes from continuing operations	$(18,994)	$8,534	$(15,217)

The provision for income taxes from continuing operations for the years ended October 31, 2009 and 2008 excludes approximately $1.0 million benefit for income taxes related to an intercompany bad debt write off of $2.6 million that was due from the Company’s Spanish subsidiary and $2.7 million provision for income taxes related to $6.9 million of realized foreign currency exchange gains resulting from the repayment of all the intercompany loans received by the U.S. company from its Netherlands’ subsidiary, respectively. These items were reclassified to discontinued operations in the statement of operations for the years ended October 31, 2009 and 2008, respectively.

Undistributed earnings of the Company’s foreign subsidiaries (primarily Canada) of approximately $9.0 million, $11.7 million and $13.6 million for fiscal 2009, 2008 and 2007, respectively, are considered permanently invested outside the United States, and as a result the Company has not provided federal income taxes on the unremitted earnings. It is not practicable to determine the tax liability, if any, that would be payable if such earnings were not reinvested indefinitely. In November 2009 the Company received approximately $4.5 million as a dividend from its Canadian subsidiary at no tax cost due to the utilization of foreign tax credits.

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2009 and 2008 are as follows:

	October 31,
	2009	2008
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$1,188	$1,115
Inventories	1,189	942
Alternative minimum tax credits carryforwards	5,572	5,138
State net operating loss carryforwards	936	1,716
Net operating loss carryforwards	4,841	12,805
Capital loss carryforwards	9,037	9,154
Foreign tax credits carryforwards	1,934	4,718
Other	4,746	4,138

Total gross deferred tax assets	29,443	39,726
Valuation allowance	(13,141)	(16,780)

Total net deferred tax asset	$16,302	$22,946
Deferred tax liabilities:
Depreciation	$(16,161)	$(11,296)
Accrued employee benefits	(345)	(277)
Deferred gain on redemption of Senior Notes	(2,044)	—
Other	(500)	651

Total gross deferred tax liabilities	$(19,050)	$(10,922)

Total net deferred tax asset (liability)	$(2,748)	$12,024

The Company reduced goodwill by approximately $1.4 million each year in fiscal 2009, 2008 and 2007 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging (“BGP”) business in fiscal 1996.

Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards, foreign tax credits carryforwards and foreign operating loss carryforwards to an amount that, based on all available information, is more likely than not to be realized. The net change in the valuation allowance from October 31, 2008 to October 31, 2009 was a decrease of $3.6 million. The change included a decrease of $2.9 million in foreign tax credits resulting from the Company’s election in fiscal 2009 to take a deduction for its fiscal 2002 and 2003 foreign taxes paid fully reserved against in the United States, a decrease of $0.9 million resulting from the expiration of net operating loss carryforwards fully reserved against in Italy, and a decrease of $0.2 million relating to the utilization of net operating loss carryforwards in the foreign operations during fiscal 2009, partially offset by an increase of $0.4 million resulting from fluctuations in foreign exchange. The net change in the valuation allowance from October 31, 2007 to October 31, 2008 was an increase of $1.8 million. The change included an increase of $3.6 million in capital loss carryforwards resulting from the sale of the Netherlands business during fiscal 2008 which the Company had determined that it is more likely than not that the capital loss carryforward will not be fully utilized in the near future, a decrease of $0.9 million resulting from the expiration of net operating loss carryforwards fully reserved against in Italy, a decrease of $0.2 million relating to the utilization of net operating loss carryforwards in the foreign operations during fiscal 2008, and a decrease of $0.7 million resulting from fluctuations in foreign exchange.

Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2009 expire as follows:

	Related Tax Amount	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
Federal net operating loss	$7,345	$2,571	Fiscal 2026
State net operating loss	27,476	936	Fiscal 2010 - 2028
Foreign net operating loss:
Italy	4,094	1,350	Fiscal 2010 - 2011
All other foreign	2,788	920	Indefinite

Total foreign net operating loss	6,882	2,270

Total net operating loss carryforwards	$41,703	$5,777

Capital loss carryforwards:
U.S.	$23,443	$9,003	Fiscal 2010 - 2013
Canada	195	34	Indefinite

Total capital loss carryforwards	$23,638	$9,037

Tax credit carryforwards:
Foreign tax credits	$1,934	$1,934	Fiscal 2012 - 2019
Alternative minimum tax credit	5,572	5,572	Indefinite

Total tax credit carryforwards	$7,506	$7,506

The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Management believes that it is more likely than not that the Company’s deferred tax assets, net of existing valuation allowances, at October 31, 2009 will be realized.

A reconciliation of the (provision) benefit for income taxes on income from continuing operations to that which would be computed at the statutory rate is as follows:

	For the Year Ended October 31,
	2009		2008		2007
	(in thousands, except percentages)
(Provision) benefit at statutory rate	$(17,298)	(35.0)%	$1,775	34.0%	$(13,333)		(35.0)%
Recognition of previously unrecognized tax positions	—	—	7,046	134.9%	—		—
State tax provision, net of federal tax benefit	(1,625)	(3.3)%	216	4.1%	(1,727	)(a)	(4.5)%
True-up of prior year tax returns	455	1.0%	(246)	(4.7)%	170		0.5%
Other, net	(526)	(1.1)%	(257)	(4.9)%	(327)		(0.9)%

(Provision) benefit for income taxes from continuing operations	$(18,994)	38.4%	$8,534	163.4%	$(15,217)		(39.9)%

(a)	No federal tax benefit recognized in fiscal 2007 as the U.S. company was not in a state tax paying position.

As with most companies, the Company’s income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding tax filing positions, including the timing and amount of deductions taken. At any time, multiple tax years are subject to audit by various tax authorities. A number of years may elapse before a particular tax position, for which a reserve has been established, is audited and fully resolved. When the actual result of a tax settlement differs from the Company’s estimated reserve for a tax position, the Company adjusts the tax contingency reserve and income tax provision. For purposes of intraperiod allocation, the Company includes changes in reserves for uncertain tax positions related to discontinued operations in continuing operations.

Effective November 1, 2007, the Company adopted a FASB standard which required it to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. There is a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

The adoption of this standard as of November 1, 2007 had the following effect on the Company’s consolidated financial statements (after reclassifying AEP Netherlands to discontinued operations):

	Balances at October 31, 2007	Adoption Adjustments	Balances at November 1, 2007
	(in thousands)
Assets:
Deferred income taxes	$6,091	$500	$6,591
Liabilities:
Accrued expenses	$21,603	$(800)	$20,803
Other long-term liabilities	$2,162	$1,300	$3,462

As of November 1, 2007, the date of adoption, the Company’s unrecognized tax benefits for uncertain tax positions were $7.5 million, which primarily related to the abandonment of the Company’s investment in its French subsidiary in 2005 and expenses related to the Company’s sale of its Asia-Pacific subsidiaries in 2005, all of which, if recognized would favorably affect the effective income tax rate in future periods. The Company would have used tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. During the fourth quarter of fiscal 2008, the Internal Revenue Service completed their examination of the Company’s United States income tax returns for the fiscal years 2005 and 2006 and accepted the tax returns as filed. The recognition of previously unrecognized tax benefits arising from the effective settlement of the IRS examination amounted to $7.0 million and an additional $0.5 million resulted from the lapse of the statute of limitations for fiscal 2004. The total unrecognized tax benefits were reduced by $7.5 million. The Company had $ 23,000 and $22,000 at October 31, 2009 and 2008, respectively of remaining unrecognized tax benefits, which were reserved and are included in other long term liabilities on the consolidated balance sheet at October 31, 2009 and 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in thousands)
Balance at November 1, 2007	$7,528
Additions based upon tax positions related to the current year	40
Reductions:
Settlements (Completion of IRS examination)	(7,046)
Lapse of applicable statute	(500)

Balance at October 31, 2008	22

Additions based upon tax positions related to the current year	18
Reductions:
Settlements (Completion of state examination)	(17)

Balance at October 31, 2009	$23

Included in the unrecognized tax benefits above is approximately $80,000, $2,800 and $5,100 of accrued penalties and interest related to uncertain tax positions at November 1, 2007, October 31, 2008 and 2009, respectively. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction, fourteen U.S. states and various foreign jurisdictions. As discussed above, during the fourth quarter of 2008 the Internal Revenue Service completed their examination for the fiscal years 2006 and 2005 and has accepted the tax returns as filed. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2004 through 2008 remain open and subject to examination by the governmental agencies in the Company’s various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

Cash paid for income taxes during fiscal 2009, 2008 and 2007 was approximately $2.3 million, $1.6 million and $1.2 million, respectively. No taxes were paid by the Company’s discontinued operations for the three years ended October 31, 2009.

(12)	COMMITMENTS AND CONTINGENCIES

Capital Lease Commitments:

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
2010	$1,386
2011	1,386
2012	1,386
2013	1,386
2014	1,386
Thereafter	578

Total minimum lease payments	7,508
Less: Amounts representing interest	1,084

Present value of minimum lease payments	6,424
Less: Current portion of obligations under capital leases	1,041

Long-term portion of obligations under capital leases	$5,383

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through February 28, 2015. Rental expense under all leases was $6.8 million, $5.1 million and $4.5 million for fiscal 2009, 2008 and 2007, respectively.

Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the years ending October 31,	Operating Leases
2010	$5,993
2011	4,301
2012	3,833
2013	3,657
2014	3,205
Thereafter	2,314

Total minimum lease payments	$23,303

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

In December 2009, the Company settled a product liability claim filed against its formerly owned operations in Australia and New Zealand which is indemnified by the Company’s insurance carrier, except for $25,000 representing the insurance deductible.

Letters of Credit

As of October 31, 2009, the Company had approximately $1.2 million outstanding in stand-by letters of credit issued under the main credit facility. These letters expire on various dates during fiscal 2010. All of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security.

Employment Contracts:

On May 9, 2005, the Company entered into employment agreements with each of the following employees of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron and Lawrence R. Noll. These agreements were effective as of November 1, 2004 and had an initial term of three years and will be extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. All contracts were extended for a one-year term effective November 1, 2009. The employment agreements also include terms relating to severance upon termination or a change of control, confidentiality, non-competition, non-solicitation and other customary provisions.

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

(13)	SEGMENT INFORMATION

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. In April 2008, the Company completed the sale of its subsidiary in the Netherlands, a primary component of the Company’s former European geographical area. As a result of the sale, the Company no longer has any operations outside of the United States and Canada. The geographical assets and operating results reported within the Pacific operations primarily represent tax refunds and intercompany interest income in the Company’s New Zealand subsidiary. Parts of the Company’s former Pacific operations, including the Australian land and building held in Sydney, Australia, and European operations have been classified as discontinued operations. See Note 18 for further discussion.

Income from operations includes all costs and expenses directly related to the geographical area, including intercompany interest income and expense. Identifiable assets are those used in the operations of those geographical areas.

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2009, 2008 and 2007, respectively, is as follows:

	North America		Pacific	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2009
Sales—external customers	$685,364	$59,455	$—	$—	$744,819
Intercompany sales	29,374	—	—	—	29,374
Gross profit	150,178	10,258	—	—	160,436
Operating income (loss) from continuing operations	57,591	2,851	(55)	—	60,387
Interest income	15	17	3	—	35
Interest expense	15,720	29	—	—	15,749
Depreciation and amortization	18,785	273	—	—	19,058
Provision for income taxes	18,644	350	—	—	18,994
Net income	29,424	824	181	1,099	31,528
Provision for losses on accounts receivable and inventories	940	191	—	—	1,131
Geographical area assets	339,660	19,701	97	612	360,070
Goodwill	6,340	3,174	—	—	9,514
Capital expenditures	23,748	98	—	—	23,846

	North America		Pacific	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2008
Sales—external customers	$695,829	$66,402	$—	$—	$762,231
Intercompany sales	33,727	633	—	—	34,360
Gross profit	86,412	10,410	—	—	96,822
Operating income (loss) from continuing operations	7,167	2,471	(45)	—	9,593
Interest income	63	88	20	—	171
Interest expense	15,681	50	—	—	15,731
Depreciation and amortization	13,392	320	—	—	13,712
Benefit (provision) for income taxes	8,831	(297)	—	—	8,534
Net income	1,603	1,241	468	8,932	12,244
Provision for losses on accounts receivable and inventories	973	116	—	—	1,089
Geographical area assets	370,196	20,001	193	450	390,840
Goodwill	7,720	3,174	—	—	10,894
Capital expenditures	27,635	349	—	—	27,984

	North America		Pacific	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2007
Sales—external customers	$606,388	$59,930	$—	$—	$666,318
Intercompany sales	29,675	875	—	—	30,550
Gross profit	126,758	12,394	—	—	139,152
Operating income (loss) from continuing operations	47,432	5,526	(92)	—	52,866
Interest income	91	82	76	—	249
Interest expense	15,494	57	—	—	15,551
Depreciation and amortization	13,569	325	—	—	13,894
Provision for income taxes	(14,164)	(1,020)	(33)	—	(15,217)
Net income (loss)	19,706	2,749	422	7,175	30,052
Provision for losses on accounts receivable and inventories	267	72	—	—	339
Geographical area assets	249,048	22,763	238	56,743	328,792
Goodwill	9,099	3,174	—	—	12,273
Capital expenditures	14,082	182	—	—	14,264

Net sales by product line are as follows:

	For the Year Ended October 31,
	2009	2008	2007
	(in thousands)
Custom films	$240,182	$336,439	$284,916
PROformance® films (a)	77,804	18,189	15,023
Stretch (pallet) wrap	217,999	184,516	166,070
Polyvinyl chloride wrap	77,870	88,672	81,803
Printed and converted films	9,659	10,006	7,974
Other specialty	121,305	124,409	110,532

Total	$744,819	$762,231	$666,318

a)	Prior to this report, PROformance films was classified as part of custom films. Due to the Atlantis acquisition and management’s new emphasis on this product line, the Company is presenting PROformance separately. The Company has revised fiscal 2008 and 2007 amounts to reflect the revised presentation.

No single customer accounted for more than 10% of net sales in any year.

(14)	FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued a standard defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The Company adopted this guidance as it relates to financial assets and liabilities as of November 1, 2008. The FASB deferred the effective date of this guidance as it relates to fair value measurements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to the Company’s fiscal year beginning November 1, 2009.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheet as of October 31, 2009.

	Balance at October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset (liability):
Foreign exchange forward contracts	$140	—	$140	—

The Company’s foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facilities) are financial liabilities with carrying values that approximate fair value.

At October 31, 2009 and 2008, there was $162.5 million and $177.8 million, respectively, of fixed rate debt outstanding. The carrying value of the 2013 Notes was $160.2 million and $175.0 million at October 31, 2009 and 2008, respectively. The fair value of the 2013 notes at October 31, 2009 and 2008 was estimated to be $155.4 million and $99.8 million, respectively, based on quoted market rates (Level 1) . The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans of $2.3 million approximates its fair value based on observable inputs (Level 2).

(15)	DERIVATIVE FINANCIAL INSTRUMENTS

On February 1, 2009, the Company adopted new guidance which amends and expands the disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

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

The Company had a total of 12 open foreign exchange forward contracts outstanding at October 31, 2009, with a total notional contract amount of $13.8 million and maturities of less than one year. The location in the consolidated balance sheet and the amount of the contracts’ fair value as of October 31, 2009 is as follows:

Fair Values of Derivative Instruments Designated as Hedging Instruments
(in thousands)
Other current assets	$140

The following table represents the consolidated statement of operations location and amount of gains and losses on derivative instruments fair values for foreign exchange forward contracts for the three years ended October 31, 2009:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	For the Year Ended October 31,
		(in thousands)
		2009	2008	2007
Foreign exchange forward contracts	Other, net	$736	$(346)	$(213)

(16)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances at October 31, related to each component of accumulated other comprehensive income (loss) are as follows:

	2009	2008	2007
	(in thousands)
Foreign currency translation adjustments	$2,493	$(85)	$11,620
Minimum pension liability, net of tax	—	—	—
Adjustment to initially apply the FASB standard on accounting for defined benefit plans in 2007, net of tax	—	—	(752)
Unrecognized prior service cost and actuarial losses related to Canadian pension plan, net of tax	(972)	(824)	—

Total accumulated other comprehensive income (loss)	$1,521	$(909)	$10,868

The accumulated other comprehensive loss related to the Company’s pension plans is net of tax benefits of $0.4 million, $0.4 million and $0.4 million at October 31, 2009, 2008 and 2007, respectively.

The sale of AEP Netherlands in April 2008 resulted in the reclassification of AEP Netherlands’ accumulated foreign currency translation gains into income in the amount of $2.3 million ($2.4 million which existed at October 31, 2007), $6.9 million of realized foreign currency exchange gains ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros ($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), and the write-off of $0.2 million of unamortized prior service cost and actuarial losses.

(17)	RELATED PARTY TRANSACTIONS

During fiscal 2009, 2008 and 2007, $120,773, $131,074 and $120,267, respectively, was paid to Warshaw, Burstein Cohen, Schlesinger and Kuh, LLP, one of the Company’s outside legal counsel, in which Paul E. Gelbard, a member of the Board of Directors, is of counsel.

During fiscal 2009, 2008 and 2007, $107,180, $80,944 and $99,313, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer, for the production of the Company’s Annual Report and the production of marketing brochures.

During fiscal 2009, 2008 and 2007, $72,855, $90,292 and $69,796, was paid to Omni Products, a company owned by the cousin of the Chief Executive Officer, for printing costs.

On September 1, 2008, the brother of the Executive Vice President, Sales and Marketing, became a partner in Allstate Poly, a distributor. During fiscal 2009 the Company sold $501,627 to Allstate Poly. From September 1, 2008 to October 31, 2008, the Company sold $92,774 to Allstate Poly and from November 1, 2007 to August 31, 2008, the Company sold $538,152 to Allstate Poly.

(18)	DISCONTINUED OPERATIONS

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

United Kingdom

During October 2008, the liquidation of the UK operations was completed (liquidation had commenced in fiscal 2006) with 1.3 million British Pounds (approximately $2.1 million) paid to the trustees of the pension scheme in full and final settlement. There are no further liabilities of the UK company. The final settlement of the pension liabilities (which was fully funded with restricted cash in the UK company) constituted a substantial liquidation of the Company’s investment in the UK and as a result, the accumulated foreign currency translation losses of the Company’s UK subsidiary of $0.4 million were reclassified into income (loss) from discontinued operations in the consolidated statement of operations during the fourth quarter of fiscal 2008.

Spain

During the fourth quarter of fiscal 2006, the Company had substantially completed its liquidation of its Spanish operations which had commenced in September 2004. The Spanish liquidation committee met in February 2007 and approved the final allocation of Spain’s assets. The Company is working with the court-appointed Spanish liquidators on the final dissolution of the Spanish company.

Income from discontinued operations in the consolidated statements of operations for fiscal 2009 of $0.1 million represents a refund of value added taxes which had been fully reserved against and an income tax benefit of $1.0 million related to a $2.6 million intercompany bad debt write-off. The bad debt write-off will be taken as a deduction on our U.S. federal income tax return. Included in income from discontinued operations in the consolidated statements of operations for fiscal 2008 is $0.3 million of income resulting from the return of a deposit held for a tax assessment under appeal. The asset had been previously fully reserved as the Company believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under its Credit Facility. The Company does not believe it will need to perform under this standby letter of credit.

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

On August 23, 2007, the Company completed the sale of its land and building in Sydney, Australia. Net proceeds, after commissions and other costs to sell, were $7.8 million. The sale constituted a substantial liquidation of the Company’s investment in Australia and as a result, the accumulated foreign currency translation gains of the Company’s Australian subsidiary of $2.5 million were reclassified into income (loss) from discontinued operations in the consolidated statement of operations during fiscal 2007.

Condensed financial information related to these discontinued operations is as follows:

For the Year Ended October 31, 2009	Spain
(in thousands)
Net sales	$—
Gross profit	—
Income from operations	85
Gain on disposal	—
Income tax benefit	1,014

Income from discontinued operations	$1,099

For the Year Ended October 31, 2008	Netherlands	Spain	UK	Total
	(in thousands)
Net sales	$56,238	$—	$—	$56,238
Gross profit	5,436	—	—	5,436
Income (loss) from operations	865	361	(328)	898
Gain on disposal	10,708	—	—	10,708
Provision for income taxes	(2,674)	—	—	(2,674)

Income (loss) from discontinued operations	$8,899	$361	$(328)	$8,932

For the Year Ended October 31, 2007	Netherlands	Spain	Australia	New Zealand	Bordex	UK	Total
	(in thousands)
Net sales	$119,697	$—	$—	$—	$—	$—	$119,697
Gross profit	12,261	—	—	—	—	—	12,261
Pre-tax income (loss) from operations	3,059	40	3,328	321	—	(32)	6,716
Gain on disposition	—	—	430	—	29	—	459
Benefit for income taxes	—	—	—	—	—	—	—

Income (loss) from discontinued operations	$3,059	$40	$3,758	$321	$29	$(32)	$7,175

Assets and liabilities of the Spanish discontinued operations are comprised of the following at October 31, 2009 and October 31, 2008:

	At October 31, 2009	At October 31, 2008
	(in thousands)
Assets:
Cash	$612	$450

Total assets	612	450

Liabilities:
Accounts payable	366	317

Total liabilities	$366	$317

(19)	Subsequent Events

The Company has evaluated subsequent events through January 14, 2010, the date that the consolidated financial statements were filed.

(20)	QUARTERLY FINANCIAL DATA (UNAUDITED)

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2009
Net sales	$180,212	$182,567	$189,750	$192,290
Gross profit	$48,084	$41,681	$37,483	$33,188
Income from continuing operations	$12,125	$11,570	$5,417	$1,317
Income from discontinued operations	$—	$—	$—	$1,099
Net income	$12,125	$11,570	$5,417	$2,416
Basic Earnings per Common Share:
Income from continuing operations	$1.79	$1.71	$0.80	$0.19

Income from discontinued operations	$—	$—	$—	$0.16

Net income per common share	$1.79	$1.71	$0.80	$0.35

Diluted Earnings per Common Share:
Income from continuing operations	$1.79	$1.71	$0.79	$0.19

Income from discontinued operations	$—	$—	$—	$0.16

Net income per common share	$1.79	$1.71	$0.79	$0.35

2008
Net sales	$173,698	$181,203	$207,020	$200,310
Gross profit	$27,838	$22,341	$18,061	$28,582
Income (loss) from continuing operations	$1,621	$(3,287)	$(4,734)	$9,712
Income (loss) from discontinued operations	$359	$8,810	$(38)	$(199)
Net income (loss)	$1,980	$5,523	$(4,772)	$9,513
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$0.24	$(0.48)	$(0.70)	$1.44

Income (loss) from discontinued operations	$0.05	$1.29	$(0.01)	$(0.03)

Net income (loss) per common share	$0.29	$0.81	$(0.71)	$1.41

Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$0.23	$(0.48)	$(0.70)	$1.43

Income (loss) from discontinued operations	$0.05	$1.29	$(0.01)	$(0.03)

Net income (loss) per common share	$0.29	$0.81	$(0.71)	$1.40

Earnings per share are computed independently for each of the quarters presented.

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE

II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED OCTOBER 31, 2009

(in thousands)

	Balance at Beginning of Year	Atlantis Acquisition		Additions (Reversals) Charged to Operations	Deductions From Reserves	Other (b)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2009:
Allowance for doubtful accounts	$3,434	$2,359	(a)	$1,118	$1,722	$25	$5,214
Inventories	$811	$(790	)(a)	$13	$—	$2	$36
YEAR ENDED OCTOBER 31, 2008:
Allowance for doubtful accounts	$2,267	$597		$1,071	$448	$(53)	$3,434
Inventories	$7	$790		$18	$—	$(4)	$811
YEAR ENDED OCTOBER 31, 2007:
Allowance for doubtful accounts	$3,190	$—		$339	$1,291	$29	$2,267
Inventories	$30	$—		$—	$25	$2	$7

The above table does not include discontinued operations.

(a)	Related to the true-up of working capital.
(b)	Represents foreign exchange effect

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

AEP INDUSTRIES INC.

Dated: January 14, 2010	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AEP INDUSTRIES INC.

Dated: January 14, 2010	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: January 14, 2010	By:	/S/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Finance Chief Financial Officer and Director (principal financial officer)

Dated: January 14, 2010	By:	/S/ LINDA N. GUERRERA
Linda N. Guerrera
Vice President, Controller (principal accounting officer)

Dated: January 14, 2010	By:	/S/ LAWRENCE R. NOLL
Lawrence R. Noll
Director

Dated: January 14, 2010	By:	/S/ KENNETH AVIA
Kenneth Avia
Director

Dated: January 14, 2010	By:	/S/ ROBERT T. BELL
Robert T. Bell
Director

Dated: January 14, 2010	By:	/S/ RICHARD E. DAVIS
Richard E. Davis
Director

Dated: January 14, 2010	By:	/S/ FRANK P. GALLAGHER
Frank P. Gallagher
Director

Dated: January 14, 2010	By:	/S/ PAUL E. GELBARD
Paul E. Gelbard
Director

Dated: January 14, 2010	By:	/S/ LEE C. STEWART
Lee C. Stewart
Director

INDEX TO EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number	Filing date
**2.1	Share Purchase Agreement, dated April 4, 2008, by and among AEP Industries Inc., and Euro-M Flexible Packaging S.A. and Ghlin S.r.L		8-K		2.1	04/10/08

**2.2	Asset Purchase Agreement, dated August 9, 2008, by and among Atlantis Plastics, Inc, Atlantis Plastics Films, Inc., and Linear Films, Inc. and AEP Industries Inc.		8-K		2.1	08/12/08

3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the “Company”)		10-Q	04/30/97	3(a)	06/13/97

3.2	Fourth Amended and Restated By-Laws of the Company		8-K		3.1	11/05/09

4.1	Indenture (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and The Bank of New York, as trustee		8-K		4.1	03/22/05

4.2	Registration Rights Agreement (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and the security holders named therein		8-K		4.2	03/22/05

**4.3	Amended and Restated Loan and Security Agreement, dated October 30, 2008, by and among the Company, Wachovia Bank N.A., as Agent, and the financial institutions party thereto		8-K		4	11/05/08

*10.1	Amended and Restated 2005 Stock Option Plan of the Company		10-K		10.1	01/27/09

*10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1	06/20/06

*10.3	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, for 409A compliance		10-K		10.3	01/27/09

*10.4	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4	05/10/06

*10.5	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5	05/10/06

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number	Filing date
*10.6	2005 Employee Stock Purchase Plan of the Company, As Amended	X

*10.7	1995 Stock Option Plan of the Company		S-8, (No. 33-58747)		4	04/21/95

*10.8	Form of Management Incentive Plan of the Company		Schedule 14A		Annex A	02/27/08

*10.9	Summary of Non-Employee Director Compensation		8-K		10.2	05/10/06

10.10	Lease, dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P.		10-K	10/31/90	10(aa)	01/29/91

*10.11	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba		8-K		10.1	05/13/05

*10.12	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney		8-K		10.2	05/13/05

*10.13	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers		8-K		10.3	05/13/05

*10.14	Employment Agreement, effective as of November 1, 2004, between the Company and David J. Cron		8-K		10.4	05/13/05

*10.15	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K		10.5	05/13/05

*10.16	Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll		8-K		10.6	05/13/05

*10.17	Employment Agreement, effective as of November 1, 2008, between the Company and Linda N. Guerrera		10-K		10.17	01/27/09

*10.18	Form of Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante and Linda N. Guerrera, for 409A compliance, effective December 2008		10-K		10.18	01/27/09

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number	Filing date
10.19	Asset Sale Agreement, dated April 19, 2005, among AEP Industries (Australia) Pty Limited and AEP Industries (NZ) Limited, as vendors, Flexible Packaging Operations Australia Pty Limited and Flexible Packaging Operations New Zealand Limited, as purchasers and the Company, as guarantor		8-K		10.1	05/06/05

21	List of subsidiaries of the Company at January 14, 2010	X

23	Consent of KPMG LLP	X

24	Power of Attorney (set forth on signature page)	X

31.1	Section 302 Certification—CEO	X

31.2	Section 302 Certification—CFO	X

32.1	Section 906 Certification—CEO	X

32.2	Section 906 Certification—CFO	X

*	A management contract or compensatory arrangement required to be filed.
**	The schedules and appendices to the foregoing have been omitted. A copy of any omitted schedule or appendix will be furnished to the Securities and Exchange Commission supplementally upon request