Form 10-Q
period 2010-01-31
AEP INDUSTRIES INC
filed 2010-03-12
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2010

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 9, 2010 was 6,849,568.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2010	October 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$577	$301
Accounts receivable, less allowance for doubtful accounts of $4,638 and $5,214 in 2010 and 2009, respectively	69,545	75,681
Inventories, net	90,216	73,197
Deferred income taxes	9,780	8,699
Other current assets	9,650	8,603
Assets of discontinued operations	577	612

Total current assets	180,345	167,093

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $265,372 and $260,368 in 2010 and 2009, respectively	172,968	175,963
GOODWILL	9,170	9,514
INTANGIBLE ASSETS, net of accumulated amortization of $507 and $430 in 2010 and 2009, respectively	2,525	2,602
OTHER ASSETS	4,596	4,898

Total assets	$369,604	$360,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$534	$531
Accounts payable	54,110	55,379
Accrued expenses	33,037	36,716
Liabilities of discontinued operations	345	366

Total current liabilities	88,026	92,992
LONG-TERM DEBT	190,920	169,469
DEFERRED INCOME TAXES	10,814	11,447
OTHER LONG-TERM LIABILITIES	9,786	10,362

Total liabilities	299,546	284,270

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,062,005 and 11,011,842 shares issued in 2010 and 2009, respectively	111	110
Additional paid-in capital	108,203	107,509
Treasury stock at cost, 4,212,658 and 4,160,158 shares in 2010 and 2009, respectively	(131,616)	(129,682)
Retained earnings	91,442	96,342
Accumulated other comprehensive income	1,918	1,521

Total shareholders’ equity	70,058	75,800

Total liabilities and shareholders’ equity	$369,604	$360,070

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2010	2009
NET SALES	$157,170	$180,212
COST OF SALES	139,125	132,128

Gross profit	18,045	48,084
OPERATING EXPENSES:
Delivery	8,094	9,108
Selling	8,403	9,034
General and administrative	5,838	5,373

Total operating expenses	22,335	23,515
OTHER OPERATING INCOME:
Gain on sales of property, plant and equipment, net	210	—

Operating (loss) income	(4,080)	24,569
OTHER INCOME (EXPENSE):
Interest expense	(3,760)	(4,348)
Other, net	35	(204)

(Loss) income before benefit (provision) for income taxes	(7,805)	20,017
BENEFIT (PROVISION) FOR INCOME TAXES	2,905	(7,892)

Net (loss) income	$(4,900)	$12,125

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.72)	$1.79

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.72)	$1.79

	For the Three Months Ended January 31,
	2010	2009
Consolidated Statements of Other Comprehensive (Loss) Income:
Net (loss) income	$(4,900)	$12,125
Other comprehensive income (loss):
Foreign currency translation adjustments	377	(801)
Amortization of prior service cost, net of tax	20	15

Comprehensive (loss) income	$(4,503)	$11,339

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,900)	$12,125
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,244	4,624
Change in LIFO reserve	2,097	(29,748)
Amortization of debt fees	274	278
Provision for losses on accounts receivable and inventories	69	301
Change in deferred income taxes	(2,881)	7,366
Share-based compensation expense (income)	1,039	(26)
Other	(160)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,182	33,511
(Increase) decrease in inventories	(19,103)	28,256
Decrease in other current assets	279	5,628
Decrease (increase) in other assets	6	(572)
Decrease in accounts payable	(1,297)	(18,156)
Decrease in accrued expenses	(4,877)	(1,570)
(Decrease) increase in other long-term liabilities	(8)	40

Net cash (used in) provided by operating activities	(18,036)	42,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,175)	(6,142)
Net working capital true-up related to Atlantis acquisition	—	1,479
Net proceeds from dispositions of property, plant and equipment	294	150

Net cash used in investing activities	(1,881)	(4,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of Credit Facility	21,586	(35,800)
Repayments of Pennsylvania Industrial Loans	(132)	(119)
Net repayments of foreign debt	—	(1,205)
Principal payments on capital lease obligations	(255)	—
Buyback of common stock	(1,934)	—
Proceeds from issuance of common stock	398	321
Proceeds from exercise of stock options	170	19

Net cash provided by (used in) financing activities	19,833	(36,784)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	360	(570)

Net increase in cash	276	190
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	301	224

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$577	$414

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$293	$527

Cash paid during the period for income taxes	$136	$112

Working capital true-up yet to be received related to Atlantis acquisition	$—	$569

Equipment financed through buyout of operating lease deposit	$—	$58

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2010, the consolidated results of operations for the three months ended January 31, 2010 and 2009, and consolidated cash flows for the three months ended January 31, 2010 and 2009, respectively, have been made. The consolidated results of operations for the three months ended January 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009, filed with the Commission on January 14, 2010.

The Company evaluates all subsequent events prior to filing.

(2)	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	Earnings (Loss) Per Share (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2010	2009
Weighted average common shares outstanding:
Basic	6,823,000	6,754,905
Effect of dilutive securities:
Options to purchase common stock	—	30,363

Diluted	6,823,000	6,785,268

For the three months ended January 31, 2010, the Company had 67,210 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. At January 31, 2010 and 2009, the Company had 27,000 and 120,780 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price.

(3)	Acquisitions

On October 30, 2008, the Company completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries (“Atlantis”) for a purchase price of $99.2 million in cash, before expenses of approximately $1.5 million. The net assets acquired included approximately $56.8 million of net working capital and was subject to a post-closing net working capital true-up of no more than plus or minus $2.5 million. During the first half of fiscal 2009, the Company settled the net working capital true-up with Atlantis. The Company received $1.5 million on January 29, 2009 and $0.5 million on April 2, 2009. The full $2.0 million was reflected as a reduction in the purchase price bringing the adjusted purchase price to $98.8 million after expenses.

Concurrent with the closing of the Atlantis acquisition, the Company’s Board of Directors (the “Board”) approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant which commenced in November 2008, the Company completed the shut down of the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants were recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration, including estimated costs for security service, minimal utilities and property taxes. The Company expects to complete its restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases, respectively). Due to the current market conditions in the respective areas, no sublease income has been assumed.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)	Acquisitions (Continued)

The roll forward of the restructuring reserve, included in accrued expenses ($3.3 million and $3.7 million at January 31, 2010 and October 31, 2009, respectively) and other long-term liabilities ($2.0 million at January 31, 2010 and October 31, 2009) in the consolidated balance sheets, is as follows:

	Severance	Facility Closure Costs	Lease Costs	Operating Costs	Total
	(in thousands)
Balance at October 31, 2008	$50	$—	$—	$—	$50
Payments during the first quarter of fiscal 2009	(50)				(50)

Balance at January 31, 2009	—	—	—	—	—
Additional restructuring costs during the remainder of fiscal 2009	210	2,350	2,280	1,010	5,850
Payments during the remainder of fiscal 2009	(123)	—	—	—	(123)

Balance at October 31, 2009	87	2,350	2,280	1,010	5,727
Payments during the first quarter of fiscal 2010	(44)	(27)	(201)	(127)	(399)

Balance at January 31, 2010	$43	$2,323	$2,079	$883	$5,328

(4)	Inventories

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

Inventories are comprised of the following:

	January 31, 2010	October 31, 2009
	(in thousands)
Raw materials	$38,928	$34,442
Finished goods	48,117	35,543
Supplies	3,217	3,248

	90,262	73,233
Less: Inventory reserve	46	36

Inventories, net	$90,216	$73,197

The LIFO method was used for determining the cost of approximately 88% and 87% of total inventories at January 31, 2010 and October 31, 2009, respectively. Inventories would have increased by $13.7 million and $11.6 million at January 31, 2010 and October 31, 2009, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	Inventories (Continued)

estimate of year-end costs. Interim LIFO calculations are therefore, subject to the final year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the three months ended January 31, 2010 and the year ended October 31, 2009 are as follows:

(in thousands)
Goodwill at October 31, 2008	$10,894
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,380)

Goodwill at October 31, 2009	9,514
Realization of deferred tax assets related to Borden Global Packaging acquisition	(344)

Goodwill at January 31, 2010	$9,170

Changes in the carrying amount of intangible assets during the three months ended January 31, 2010 and the year ended October 31, 2009 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2008	$195	$931	$894	$1,333	$3,353
Amortization during the first quarter of fiscal 2009	(15)	(21)	(5)	(28)	(69)

Balance at January 31, 2009	180	910	889	1,305	3,284
Exercise of option to purchase property	—	—	(1,105)	—	(1,105)
Amortization during the remainder of fiscal 2009	(44)	(64)	(16)	(82)	(206)
Final reallocation of negative goodwill (see Note 3)	—	123	229	277	629

Balance at October 31, 2009	136	969	(3)	1,500	2,602
Amortization	(15)	(24)	(7)	(31)	(77)

Balance at January 31, 2010	$121	$945	$(10)	$1,469	$2,525

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	Goodwill and Intangible Assets (Continued)

Amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names—Linear Films	10
Trade names—Sta-Dri	20
Customer relationships	13
Unfavorable lease	6.8
Favorable lease	2

(6)	Debt

A summary of the components of debt is as follows:

	January 31, 2010	October 31, 2009
	(in thousands)
Credit facility(a)	$29,100	$7,514
7.875% senior notes due 2013(b)	160,160	160,160
Pennsylvania Industrial Loans(c)	2,194	2,326
Foreign bank borrowings(d)	—	—

Total debt	191,454	170,000
Less: current portion	534	531

Long-term debt	$190,920	$169,469

(a) Credit facility

The Company maintains a secured credit facility with Wachovia Bank N.A. as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $25.8 million and $63.2 million, with a weighted average interest rate of 3.3% and 3.7%, during the three months ended January 31, 2010 and 2009, respectively. Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate (defined as the greater of Wachovia’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

Borrowings and letters of credit available under the Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of the eligible assets at January 31, 2010 and October 31, 2009 supported a borrowing base of $132.5 million and $122.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million and $1.2 million at January 31, 2010 and October 31, 2009,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	Debt (Continued)

respectively. Availability at January 31, 2010 and October 31, 2009 under the Credit Facility was $102.3 million and $113.3 million, respectively. The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

The Credit Facility contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. If at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. In addition, if Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $70.2 million to $110.8 million during the three months ended January 31, 2010 and from $66.6 million to $101.3 million during the three months ended January 31, 2009.

The Company was in compliance with the financial and other covenants at January 31, 2010 and October 31, 2009.

(b) 7.875% Senior Notes due 2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

With Board approval, the Company repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par on April 1, 2009. The cash paid was $9.4 million which included $0.1 million of accrued interest. The Company used proceeds from sale-leaseback transactions and borrowings under its Credit Facility to fund the buyback of the 2013 Notes. In connection with the partial retirement, the Company recognized a gain on extinguishment of debt of $5.3 million, which is the difference between the repurchase amount of $9.3 million and the principal amount retired of $14.8 million, net of the pro-rata write-off of the unamortized debt financing costs related to the 2013 Notes of $0.2 million. On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows the Company to spend up to $25.0 million to repurchase its outstanding 2013 Notes. Repurchases may be made in the open market, privately negotiated transactions or by other means from time to time, subject to conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The program does not obligate the Company to acquire any particular amount of the 2013 Notes, and the program may be suspended at any time at management’s discretion.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	Debt (Continued)

The 2013 Notes contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with all of these covenants at January 31, 2010 and October 31, 2009.

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

During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During the three months ended January 31, 2010 and 2009, the Company amortized approximately $0.2 million into interest expense related to these fees in the consolidated statements of operations.

(c) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.5 million at January 31, 2010.

(d) Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at January 31, 2010 and October 31, 2009, respectively. Availability under the Canadian credit facility at January 31, 2010 and October 31, 2009 was $4.7 million and $4.6 million, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	Shareholders’ Equity

Share-Based Compensation

At January 31, 2010, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation expense (income) related to the Company’s stock options plans and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended January 31,
	2010	2009
	(in thousands)
Cost of sales	$190	$(21)
Selling expense	203	(10)
General and administrative expense	646	5

Total	$1,039	$(26)

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2010 and 2009 has been made from new shares. At January 31, 2010, 550,204 shares are available to be issued under the 2005 Option Plan.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	Shareholders’ Equity (Continued)

There were no options granted during the three months ended January 31, 2010 or 2009.

The following table summarizes the Company’s stock option plans as of January 31, 2010, and changes during the three months ended January 31, 2010:

	1995 Option Plan		2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2009 (211,664 options exercisable)	191,664		63,800	255,464	$20.66	$7.87-51.00	4.6	$3,812
Granted	—		—	—	—	—
Exercised	(37,404	)(1)	(400)	(37,804)	$9.66	$9.30-19.83
Forfeited/Cancelled	—		—	—	—	—
Expired	—		—	—	—	—

Options outstanding at January 31, 2010	154,260		63,400	217,660	$22.57	$7.87-51.00	4.4	$2,865

Vested and expected to vest at January 31, 2010	154,260		63,400	217,660	$22.57		4.4	$2,865

Exercisable at January 31, 2010	154,260		22,000	176,260	$21.00		3.6	$2,552

(1)	Includes 21,000 options exercised at an exercise price of $9.30 per option for which 4,926 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

The table below presents information related to stock option activity for the three months ended January 31, 2010 and 2009:

	For the Three Months Ended January 31,
	2010	2009
	(in thousands)
Total intrinsic value of stock options exercised	$1,120	$13
Total fair value of stock options vested	$59	$374

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three months ended January 31, 2010 and 2009 was approximately $67,000 and $102,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2010 and 2009. For the three months ended January 31, 2010 and 2009, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	Shareholders’ Equity (Continued)

As of January 31, 2010, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2010 and changes during the three months ended January 31, 2010 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2009	43,800	$18.83
Granted	—	—
Vested	(2,400)	$24.42
Forfeited	—	—

Non-vested at January 31, 2010	41,400	$18.51

If an employee is terminated for any reason by the Company, or due to disability or retirement, any outstanding stock options that are exercisable as of the termination date may be exercised until the earlier of (a) three months following the termination date and (b) the expiration of the stock option term. If an employee ceases to be employed due to death, any outstanding stock options will become exercisable in full and the beneficiary may exercise such stock options until the earlier of (a) one year following the date of death and (b) the expiration of the stock option term. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the exercisability of any award.

Performance Units

The 2005 Option Plan also provides for the granting of Board approved performance units (“Units”). Outstanding Units are subject to forfeiture based on an annual Adjusted EBITDA performance goal, as determined and adjusted by the Board. If the Company’s Adjusted EBITDA equals or exceeds the performance goal, no Units will be forfeited. If the Company’s Adjusted EBITDA is between 80% and less than 100% of the performance goal, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage Adjusted EBITDA is less than the performance goal. If Adjusted EBITDA is below 80% of the performance goal, the employee will forfeit all Units. Subsequent to the satisfaction of the performance goal, the vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates.

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

Total share-based compensation expense (income) related to the Units was approximately $0.9 million and approximately ($183,000) (resulting from the decrease in the Company’s stock price); for the three months ended January 31, 2010 and 2009, respectively. At January 31, 2010 and October 31, 2009, there are $3.1 million and $1.9 million in current liabilities, respectively, and $1.8 million and $2.0 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of January 31, 2010, and changes during the three months ended January 31, 2010:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2009	233,820	$0.00	1.8	$8,156
Units granted	44,930	$0.00
Units vested	(36,480)	$0.00		$1,444
Units forfeited or cancelled	(4,500)

Units outstanding at January 31, 2010	237,770	$0.00	2.1	$8,301

Vested and expected to vest at January 31, 2010	234,970		2.1	$8,203

Exercisable at January 31, 2010	—

The Company paid in February 2010, $0.9 million in cash, in each case net of withholdings, in settlement of the vesting of Units occurring during the first quarter of fiscal 2010. The Company paid in February 2009, $0.1 million in cash and issued 58 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of Units occurring during the first quarter of fiscal 2009.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	Shareholders’ Equity (Continued)

Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan, as amended (“2005 Purchase Plan”) became effective July 1, 2005 and will expire on June 30, 2015. The 2005 Purchase Plan provides for an aggregate of 250,000 shares of the Company’s common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three months ended January 31, 2010 and 2009, 17,285 and 22,193 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $61,000 and $55,000 for the three months ended January 31, 2010 and 2009, respectively.

Treasury Shares

On June 6, 2008, the Board approved a new $8.0 million stock repurchase program (the “June 2008 Stock Repurchase Program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. Between November 9 and November 20, 2009, the Company repurchased under its June 2008 Stock Repurchase Program, 52,500 shares of its common stock in the open market at an average cost of $36.84 per share, totaling $1.9 million.

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

The Company had a reserve balance for unrecognized tax benefits for uncertain tax positions related to state income taxes and accrued interest of $29,000 and $23,000 at January 31, 2010 and October 31, 2009, respectively, which is included in other long term liabilities on the consolidated balance sheets. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

In November 2009 the Company received approximately $4.5 million as a dividend from its Canadian subsidiary at no federal tax cost due to the utilization of foreign tax credits.

The benefit for income taxes for the three months ended January 31, 2010 was $2.9 million on a loss before the benefit for income taxes of $7.8 million. The difference between the Company’s effective tax rate of 37.2 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following (i) $0.2 million benefit for state taxes in the United States, net of federal benefit (+2.8%); (ii) $0.1 million true-up of deferred taxes as a result of a reduction in the Canadian statutory tax rate (+1.9%); and (iii) $0.2 million provision for state taxes related to U.S. receipt of the Canadian dividend (-2.8%).

The provision for income taxes for the three months ended January 31, 2009 was $7.9 million on income before the provision for income taxes of $20.0 million. The difference between the effective tax rate of 39.4 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.9 million provision for state taxes in the United States, net of federal benefit (+4.6%); and (ii) the utilization of net operating losses of the foreign operations (-0.2%).

(9)	Segment Information

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. As of January 31, 2010, the Company operates in the United States and Canada.

Operating income (loss) includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$143,693	$13,477	$157,170
Intersegment sales	6,970	—	6,970
Gross profit	15,420	2,625	18,045
Operating (loss) income	(4,699)	619	(4,080)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)	Segment Information (Continued)

	For the Three Months Ended January 31, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$169,135	$11,077	$180,212
Intersegment sales	5,142	—	5,142
Gross profit	46,226	1,858	48,084
Operating income	24,349	220	24,569

Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2010	2009
	(in thousands)
Custom films	$52,723	$60,221
PROformance® films(a)	12,029	19,917
Stretch (pallet) wrap	48,166	53,077
Polyvinyl chloride wrap	18,312	18,063
Printed and converted films	2,086	2,253
Other specialty	23,854	26,681

Total	$157,170	$180,212

a)	For the three months ended January 31, 2009, PROformance films was classified as part of custom films. Due to the Atlantis acquisition and management’s new emphasis on this product line, the Company is presenting PROformance separately. The Company has revised the amounts for the three months ended January 31, 2009 to reflect the revised presentation.

(10)	Fair Value Measurements and Derivative Instruments

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued a standard defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The Company adopted this guidance for financial assets and liabilities as of November 1, 2008 and for non-financial assets and liabilities as of November 1, 2009.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets and the liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10)	Fair Value Measurements and Derivative Instruments (Continued)

Level 3	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet as of January 31, 2010.

	Balance at January 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset (liability):
Foreign exchange forward contracts	$45	—	$45	—

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

At January 31, 2010 and October 31, 2009, there was $162.4 million and $162.5 million, respectively, of fixed rate debt outstanding. The carrying value of the 2013 Notes was $160.2 million at January 31, 2010 and October 31, 2009, respectively. The fair value of the 2013 Notes at January 31, 2010 and October 31, 2009 was estimated to be $161.0 million and $155.4 million, respectively, based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans of $2.2 million approximates its fair value based on observable inputs (Level 2).

Derivative Instruments

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10)	Fair Value Measurements and Derivative Instruments (Continued)

The Company had a total of 6 and 12 open foreign exchange forward contracts outstanding at January 31, 2010 and October 31, 2009, respectively, with total notional contract amounts of $3.5 million and $13.8 million, respectively, all of which have maturities of less than one year. The location in the consolidated balance sheet of the fair value of these foreign exchange forward contracts as of January 31, 2010 and October 31, 2009 is as follows:

	Fair Values of Derivative Instruments Designated as Hedging Instruments
	At January 31, 2010	At October 31, 2009
	(in thousands)
Other current assets	$52	$140
Accrued expenses	7	—

The following table represents the location and amount of the loss on the fair value for these foreign exchange forward contracts recognized in the consolidated statement of operations for the three months ended January 31, 2010 and 2009:

	Location of Loss Recognized in Consolidated Statement of Operations	For the Three Months Ended January 31,
		(in thousands)
		2010	2009
Foreign exchange forward contracts	Other, net	$(95)	$(98)

(11)	Commitments and Contingencies

Capital Lease Commitments:

During the second quarter of fiscal 2009, the Company entered into a transaction with General Electric Capital Corporation (“GE Capital”), whereby GE Capital purchased certain of the Company’s manufacturing equipment for $7.0 million and leased the equipment back to the Company under two six-year capital leases. The interest rates on the capital leases range from 3.9% to 8.5% with a weighted average rate of 5.78%. The current portion of these obligations is included in accrued liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheets. As a result of the capital lease treatment, the equipment remained a component of property, plant and equipment in the Company’s consolidated balance sheet and will continue to be depreciated. No gain or loss was recognized related to this transaction.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11)	Commitments and Contingencies (Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
Remainder of 2010	$1,040
2011	1,386
2012	1,386
2013	1,386
2014	1,386
Thereafter	578

Total minimum lease payments	7,162
Less: Amounts representing interest	992

Present value of minimum lease payments	6,170
Less: Current portion of obligations under capital leases	1,056

Long-term portion of obligations under capital leases	$5,114

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through February 28, 2015. Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the years ending October 31,	Operating Leases
Remainder of 2010	$4,523
2011	4,969
2012	3,911
2013	3,717
2014	3,222
Thereafter	2,314

Total minimum lease payments	$22,656

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

Employment Matters:

Two of the Company’s three collective bargaining agreements expired in January 2010 and February 2010, respectively. Unions in these two agreements represent 242 employees, or 12% of the Company’s workforce, at January 31, 2010. The unionized employees at the Company’s Chino, California manufacturing facility have voted to decertify its union in favor of a new union. The expired contract has been extended until a new contract is reached. The union contract at the Company’s Mountaintop, Pennsylvania facility has been extended for four months to accommodate negotiations which are currently underway.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, our ability to continue to maintain sales and profits of our operations, the execution of our Board-approved plan to restructure and realign the Atlantis Plastics Films businesses, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the costs associated with the shutdown of the Fontana and Cartersville plants (acquired as part of Atlantis acquisition on October 30, 2008); the implementation of a new operating system; the continuing impact of the U.S. recession, the continuing impact of the global credit and financial environment and other changes in the United States or international economic or political conditions, the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2009 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, other reports filed with the SEC and other publicly available information.

Company Overview

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

We manufacture plastic films, principally from resins blended with other raw materials, which we either sell or further process by printing, laminating, slitting or converting. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. Our manufacturing operations are located in the United States and Canada

The primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. The prices of these materials are primarily a function of the price of petroleum and natural gas, and therefore typically are volatile. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

As of November 1, 2009, we implemented phase one of a new integrated operating system so that we can improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal controls over our financial reporting. In connection with the initial implementation of this system, we supplemented the automated internal controls with additional manual and analytical procedures with a focus on revenue completeness, billing accuracy and inventory valuation. We incurred and charged to operations approximately $0.6 million in consulting costs related to improving user functionality of the system in the first quarter of fiscal 2010.

Concurrent with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant which commenced in November 2008, we completed the shut down of the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants were recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration, including estimated costs for security service, minimal utilities and property taxes. We incurred approximately $0.4 million of these restructuring costs during the three months ended January 31, 2010. We expect to complete our restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases).

Two of our three collective bargaining agreements expired in January 2010 and February 2010, respectively. Unions in these two agreements represent 242 employees, or 12% of our workforce, at

January 31, 2010. The unionized employees at our Chino, California manufacturing facility have voted to decertify their union in favor of a new union. The expired contract has been extended until a new contract is reached. The union contract at our Mountaintop, Pennsylvania facility has been extended for four months to accommodate negotiations which are currently underway.

Market Conditions

In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. During fiscal 2008, resin costs increased substantially, negatively impacting operating margins. This was followed by rapid decrease in resin costs in the beginning of fiscal 2009. Our first quarter of fiscal 2009 benefited from a temporary margin increase as resin costs decreased ahead of contractual selling price adjustments.

Resin prices increased during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 (an average increase of $0.12 per pound or 27%). We believe that resin prices will more than likely continue to increase during the remainder of fiscal 2010 due to production issues among the resin suppliers attributable to unseasonably cold temperatures in certain petrochemical production regions in the United States, combined with increasing prices of oil and support from the export markets. We believe that the marketplace in which we sell our products remains very competitive, and is further complicated by adverse economic circumstances affecting many of our customers, distributors and suppliers. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

Forecasts for the remainder of fiscal 2010 generally call for a weak recovery in the United States, with the continuation of high unemployment. It is difficult to predict the duration and depth of the economic slowdown and the impact on our business, but we expect that a weak economy will continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. We have implemented cost-reduction initiatives that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we have taken appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations—First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

The following table presents unaudited selected financial data for the three months ended January 31, 2010 and 2009 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	January 31, 2010		January 31, 2009
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$157,170	$0.99	$180,212	$1.09	(12.8)%	$(23,042)
Gross profit	18,045	0.11	48,084	0.29	(62.5)%	(30,039)
Operating expenses:
Delivery	8,094	0.05	9,108	0.06	(11.1)%	(1,014)
Selling	8,403	0.05	9,034	0.05	(7.0)%	(631)
General and administrative	5,838	0.04	5,373	0.03	8.7%	465

Total operating expenses	$22,335	$0.14	$23,515	$0.14	(5.0)%	$(1,180)

Pounds sold		159,071 lbs.		164,810 lbs.

Net Sales

Net sales for the first quarter of fiscal 2010 decreased $23.0 million, or 12.8%, to $157.2 million from $180.2 million for the first quarter of fiscal 2009. The decrease was the result of an 11% decrease in average selling prices negatively affecting net sales by $19.3 million, combined with a 3% decrease in sales volume negatively affecting net sales by $5.6 million. We continue to feel the effects of the economic conditions, particularly in the parts of our business related to the housing and construction industries. The first quarter of fiscal 2010 also included a $1.9 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for the first quarter of fiscal 2010 decreased $30.0 million to $18.1 million from $48.1 million in the same quarter of the prior fiscal year. There was a $2.1 million increase in the LIFO reserve during the first quarter of fiscal 2010 versus a $29.7 million decrease in the LIFO reserve during the first quarter of fiscal 2009, for an aggregate increase of $31.8 million year-over-year. Without the effects of LIFO, gross profit increased $1.8 million primarily due to an increase in margin of $2.2 million primarily the result of cost savings initiatives implemented during fiscal 2009, partially offset by a decrease in sales volume, which decreased gross profit by $0.6 million. The first quarter of fiscal 2010 also included $0.4 million of positive impact of foreign exchange relating to our Canadian operations, partially offset by a $0.2 million increase in share-based compensation.

Operating Expenses

Operating expenses for the first quarter of fiscal 2010 decreased $1.2 million, or 5.0%, to $22.3 million from the comparable period in the prior fiscal year. The decrease in operating expenses is primarily due to decreased volumes sold in the current period and cost cutting initiatives implemented during fiscal 2009 reducing operating expenses by $2.0 million, partially offset by an increase of $0.8 million related to share-based compensation costs associated with our stock options and performance units, and $0.3 million of consulting costs associated with the implementation of our new operating system. The first quarter of fiscal 2010 also includes $0.3 million unfavorable effect of foreign exchange increasing reported total operating expenses. The first quarter of fiscal 2009 included approximately $0.5 million related to transitional services associated with the Atlantis acquisition.

Interest Expense

Interest expense for the three months ended January 31, 2010 decreased $0.6 million as compared to the prior year period, resulting primarily from lower average borrowings and interest rates on our Credit Facility reducing interest expense by $0.4 million and $0.3 million of lower interest expense on our 2013 Notes, as a result of the extinguishment of $14.8 million of the 2013 Notes in April 2009, partially offset by $0.1 million of interest expense incurred on the new capital leases originating in March 2009.

Other Operating Income

Other operating income for the three months ended January 31, 2010 was $0.2 million and represented net gains on sales of fixed assets during the period as compared to zero for the same period in the prior fiscal year.

Other, net

Other, net for the three months ended January 31, 2010 amounted to $35,000 in income, as compared to $0.2 million in expense for the three months ended January 31, 2009. The change between the periods is primarily attributable to lower unrealized losses on foreign currency denominated payables and receivables.

Income Tax Provision (benefit)

The benefit for income taxes for the three months ended January 31, 2010 was $2.9 million on a loss before the provision for income taxes of $7.8 million. The difference between our effective tax rate of 37.2 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following (i) $0.2 million benefit for state taxes in the United States, net of federal benefit (+2.8%); (ii) $0.1 million true-up of deferred taxes as a result of a reduction in the Canadian statutory tax rate (+1.9%); (iii) $0.2 million provision for state taxes related to U.S. receipt of the Canadian dividend (-2.8%).

The provision for income taxes for the three months ended January 31, 2009 was $7.9 million on income before the provision for income taxes of $20.0 million. The difference between our effective tax rate of 39.4 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the following: (i) $0.9 million provision for state taxes in the United States, net of federal benefit (+4.6%); and (ii) the utilization of net operating losses of the foreign operations (-0.2%).

Reconciliation of Non-GAAP Measures to GAAP

We define Adjusted EBITDA as income (loss) before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, non-operating income (expense) and share-based compensation expense (income). We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), non-operating items and share-based compensation. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (GAAP), and should not be considered in isolation or as an alternative to net income, cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business, and, therefore, Adjusted EBITDA should only be used as a supplemental measure of our operating performance.

The following is a reconciliation of our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	First Quarter Fiscal 2010	First Quarter Fiscal 2009
	(in thousands)	(in thousands)
Net (loss) income	$(4,900)	$12,125
(Benefit) provision for taxes	(2,905)	7,892
Interest expense	3,760	4,348
Depreciation and amortization expense	5,244	4,624
Increase (decrease) in LIFO reserve	2,097	(29,748)
Other non-operating (income) expense	(35)	204
Non-cash share-based compensation	1,039	(26)

Adjusted EBITDA	$4,300	$(581)

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to buy back shares of our common stock and 2013 Notes.

Despite the challenging financial markets and economic conditions, AEP maintains a strong balance sheet and liquidity that provides us with financial flexibility. As market conditions change, we continue to monitor our liquidity position. We ended the first quarter of fiscal 2010 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $190.9 million, compared with $169.7 million at the end of fiscal 2009. During the three months ended January 31, 2010, in addition to our normal operating activities, we repurchased 52,500 shares of our common stock in the open market for $1.9 million, invested $2.2 million in capital expenditures, and increased our inventory reflecting our continuing investment in resin in periods of rising prices.

Our working capital amounted to $92.3 million at January 31, 2010 compared to $74.1 million at October 31, 2009. The increase in working capital of $18.2 million was primarily due to an increase in inventories funded largely through borrowings under our Credit Facility.

We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next twelve months. However, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe our strong balance sheet affords us the flexibility to weather uncertain economic events from a position of strength and we remain confident in our ability to access capital to meet our strategic growth needs. At January 31, 2010, we had an aggregate of approximately $107.0 million available under our various worldwide credit facilities.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our continuing operations for each of the three months ended January 31, 2010 and 2009:

	For the Three Months Ended January 31,
	2010	2009
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$(18,036)	$42,057
Investing activities	(1,881)	(4,513)
Financing activities	19,833	(36,784)
Effect of exchange rate changes on cash	360	(570)

Increase in cash and cash equivalents	$276	$190

Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $0.6 million at January 31, 2010, as compared to $0.3 million at October 31, 2009. Net cash used in operating activities during the three months ended January 31, 2010 was $18.0 million, and was comprised of a loss from continuing operations of $4.9 million adjusted for non-cash operating income totaling $5.7 million. Cash provided by operating activities includes a $6.2 million decrease in accounts receivable resulting primarily from a decrease in sales revenue in the first quarter of fiscal 2010 as compared to the preceding quarter. Cash used in operating activities primarily includes a $19.1 million increase in inventories resulting from our increased investment, a $1.3 million decrease in accounts payable due to the timing of payments, and a $4.9 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2009 and paid during the first quarter of fiscal 2010.

Investing Activities

Net cash used in investing activities during the three months ended January 31, 2010 was $1.9 million, resulting from $2.2 million in capital expenditures, partially offset by $0.3 million received from sales of machinery and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended January 31, 2010 was $19.8 million, resulting primarily from $21.6 million in borrowings under our Credit Facility and $0.6 million of proceeds from issuance of common stock under our stock option and employee stock purchase plans, partially offset by repurchases of our common stock totaling $1.9 million, $0.3 million of capital lease payments, and $0.1 million of repayments of our Pennsylvania loans.

Discontinued Operations

There was no activity in the discontinued operations of our Spanish subsidiary during the three months ended January 31, 2010.

Sources of Liquidity

Debt

We maintain a secured credit facility with Wachovia Bank N.A. as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at January 31, 2010 and October 31, 2009 under the Credit Facility was $102.3 million and $113.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. Borrowings outstanding and availability under the Canadian credit facility were zero and $4.7 million, respectively, at January 31, 2010, and zero and $4.6 million, respectively at October 31, 2009.

Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Capital Leases

During the second quarter of fiscal 2009, we entered into a transaction with GE Capital, whereby GE Capital purchased certain of the Company’s manufacturing equipment for $7.0 million and leased the equipment back to the Company under two six-year capital leases. At January 31, 2010, we had $6.2 million in obligations under capital leases which represents the present value of the future minimum lease payments, less amounts representing interest. The current portion of these obligations is included in accrued liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheets. The interest rates on the capital leases range from 3.9% to 8.5% with a weighted average rate of 5.78%. As a result of the capital lease treatment, the equipment remained a component of property, plant and equipment in the Company’s consolidated balance sheet and continues to be depreciated. No gain or loss was recognized related to this transaction.

Repurchase Programs

Under a Board approved 2009 Senior Note Repurchase Program, on April 1, 2009 we repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par. On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows us to spend up to $25.0 million to repurchase our outstanding 2013 Notes. Please refer to Note 6 of the consolidated financial statements for further discussion of the program.

In addition, on June 6, 2008, the Board approved a new $8.0 million stock repurchase program (the “June 2008 Stock Repurchase Program”). Between November 9 and November 20, 2009, we repurchased under our June 2008 Stock Repurchase Program, 52,500 shares of our common stock in the open market at an average cost of $36.84 per share, totaling $1.9 million. Please refer to Note 7 of the consolidated financial statements for further discussion of this program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of January 31, 2010 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2010	$400	$12,676	$1,040	$4,523	$18,639
2011	441	12,683	1,386	4,969	19,479
2012	145	12,674	1,386	3,911	18,116
2013(1)	189,412	6,361	1,386	3,717	200,876
2014	89	48	1,386	3,222	4,745
Thereafter	967	225	578	2,314	4,084

Total(1)	$191,454	$44,667	$7,162	$22,656	$265,939

(1)	Borrowings include $160.2 million Senior Notes due on March 15, 2013 and $29.1 million of variable rate borrowings (outstanding borrowings under our Credit Facility) due December 15, 2012. See Note 6 of the Consolidated Financial Statements for further discussion of our debt.

In addition to the amounts reflected in the table above:

Concurrent with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant, which commenced in November

2008, we shut down the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants have been recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration. We incurred approximately $0.4 million of these restructuring costs during the three months ended January 31, 2010. We expect to complete the restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases, respectively). Due to the current market conditions in the respective areas, no sublease income has been assumed.

We expect to incur approximately $13.0 million of capital expenditures during the remainder of fiscal 2010.

With regards to the US 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), we estimate contributing approximately $2.7 million in cash in March 2010 to our 401(k) and ESOP plan effective for the 2009 ESOP year contributions.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including costs associated with the restructuring of the Atlantis plants, litigation and contingency accruals, income taxes, including assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the U.S. Securities and Exchange Commission on January 14, 2010.

There were no changes to our critical accounting policies during the three months ended January 31, 2010.

New Accounting Pronouncements

In February 2010, the FASB issued an amendment to the standard pertaining to subsequent events. The amendment addressed certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. Among other things, the amendment clarified that all entities other than SEC filers, as defined, must disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. SEC filers are still required to evaluate subsequent events through the date that the financial statements are issued and, as required by SEC rules, to provide disclosure regarding subsequent events if appropriate. The amendment is effective immediately. The adoption of this amendment had no impact on our consolidated financial statements other than a change to our disclosure.

In January 2010, the FASB issued an amendment to the standard pertaining to fair value measurements and disclosures. This amendment requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis, and (4) the transfers between Levels 1, 2, and 3. The standard is effective for our fiscal year beginning November 1, 2011. We do not expect the adoption of this standard to have an impact on our consolidated financial statements.

In September 2006, the FASB issued a standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued additional guidance, effective immediately, for determining the fair value of a financial asset when the market for that asset is not active to clarify the application of the provisions of the guidance for fair value measurements in an inactive market and how an entity would determine fair value in an inactive market. The Company adopted this guidance for financial assets and financial liabilities on November 1, 2008 and for non-financial assets and liabilities on November 1, 2009. The adoption of this guidance had no effect on the Company’s consolidated financial statements other than expanded disclosure requirements (see Note 10 to the Consolidated Financial Statements).

In December 2007, the guidance for business combinations was updated to provide new guidance for recognizing and measuring the assets and goodwill acquired and liabilities assumed in an acquisition. The updated guidance also broadened the definition of a business combination and requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. The Company adopted the updated guidance effective November 1, 2009 and will apply the guidance to any acquisitions occurring after November 1, 2009.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2010, the carrying value of our total debt was $191.5 million of which approximately $162.4 million was fixed rate debt (2013 Notes and the Pennsylvania Industrial Loans). As of January 31, 2010, the estimated fair value of our 2013 Notes was approximately $161.0 million. As of January 31, 2010, the carrying value of our Pennsylvania Industrial Loans was $2.2 million which approximates fair value.

Floating rate debt at January 31, 2010 and October 31, 2009 totaled $29.1 million and $7.5 million, respectively. Based on the floating rate debt outstanding during fiscal 2010 (our Credit Facility), a one-percent increase or decrease in the average interest rate would result in a change to interest of approximately $0.1 million.

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

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. We had a total of 6 and 12 open foreign exchange forward contracts outstanding at January 31, 2010 and October 31, 2009, respectively, with total notional contract amounts of $3.5 million and $13.8 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts was a net asset of $45,000 and $140,000 at January 31, 2010 and October 31, 2009, respectively.

We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with financial institutions and have not experienced nonperformance by counterparties. We anticipate performance by all counterparties to such agreements.

See Note 10 to the Consolidated Financial Statements for further discussion.

Our Canadian subsidiary had no third party outstanding debt on January 31, 2010 and October 31, 2009, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

As of January 31, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level at January 31, 2010.

Changes in Internal Control over Financial Reporting

As of November 1, 2009, we implemented phase one of a new integrated operating system so that we can improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal controls over our financial reporting. During the quarter ended January 31, 2010, we supplemented the automated internal controls with additional manual and analytical procedures with a focus on revenue completeness, billing accuracy and inventory valuation.

With the exception of this implementation described above, there have been no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation in the normal course of our business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, and in other reports filed thereafter with the SEC, including this report, before deciding to invest in or retain shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended January 31, 2010.

2010 period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(c)
November 1-November 30	52,500	(a)	$36.84	52,500	$6,065,733
December 1-December 31	—		$—	—	$6,065,733
January 1-January 31	4,926	(b)	$39.64	—	$6,065,733

Total	57,426		$37.08	52,500	$6,065,733

(a)	These shares were repurchased between November 9 and November 20, 2009 in the open market.

(b)	Represents shares of common stock of the Company tendered to the Company by the holders of stock options for the payment of option exercise prices.

(c)	On June 6, 2008, our Board approved an $8.0 million stock repurchase program, subject to covenant restrictions. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #		Description

3.1

Fifth Amended and Restated By-laws of AEP Industries Inc. (Amended as of February 11, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Current report on Form 8-K filed on February 16, 2010.

4.1	*	Exhibits and Schedules to Amended and Restated Loan and Security Agreement dated October 30, 2008.

10.1

Letter Agreement, dated February 12, 2010, among AEP Industries Inc., KSA Capital Management, LLC, Daniel D. Khoshaba and each of the other persons set forth on the signature pages thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on February 16, 2010.

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

AEP Industries Inc.

Dated: March 12, 2010	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: March 12, 2010	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)