Form 10-Q
period 2010-04-30
AEP INDUSTRIES INC
filed 2010-06-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-14450

AEP Industries Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1916107 (I.R.S. Employer Identification No.)

125 P hillips Avenue South Hackensack, New Jersey (Address of principal executive offices)	07606 (Zip code)

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 7, 2010 was 6,855,285.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2010	October 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$396	$301
Accounts receivable, less allowance for doubtful accounts of $4,605 and $5,214 in 2010 and 2009, respectively	83,789	75,681
Inventories, net	73,467	73,197
Deferred income taxes	12,756	8,699
Other current assets	8,618	8,603
Assets of discontinued operations	553	612

Total current assets	179,579	167,093

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $271,361 and $260,368 in 2010 and 2009, respectively	170,945	175,963
GOODWILL	8,825	9,514
INTANGIBLE ASSETS, net of accumulated amortization of $583 and $430 in 2010 and 2009, respectively	2,449	2,602
OTHER ASSETS	4,383	4,898

Total assets	$366,181	$360,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$538	$531
Accounts payable	54,931	55,379
Accrued expenses	27,290	36,716
Liabilities of discontinued operations	331	366

Total current liabilities	83,090	92,992
LONG-TERM DEBT	193,584	169,469
DEFERRED INCOME TAXES	11,138	11,447
OTHER LONG-TERM LIABILITIES	9,207	10,362

Total liabilities	297,019	284,270

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,062,226 and 11,011,842 shares issued in 2010 and 2009, respectively	111	110
Additional paid-in capital	108,336	107,509
Treasury stock at cost, 4,212,658 and 4,160,158 shares in 2010 and 2009, respectively	(131,616)	(129,682)
Retained earnings	89,945	96,342
Accumulated other comprehensive income	2,386	1,521

Total shareholders’ equity	69,162	75,800

Total liabilities and shareholders’ equity	$366,181	$360,070

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
NET SALES	$215,662	$182,567	$372,832	$362,779
COST OF SALES	189,857	140,886	328,982	273,014

Gross profit	25,805	41,681	43,850	89,765
OPERATING EXPENSES:
Delivery	10,360	9,357	18,454	18,465
Selling	9,247	9,549	17,650	18,583
General and administrative	4,963	5,209	10,801	10,582

Total operating expenses	24,570	24,115	46,905	47,630
OTHER OPERATING (EXPENSE) INCOME:
(Loss) gain on sales of property, plant and equipment, net	(7)	4	203	4

Operating income (loss)	1,228	17,570	(2,852)	42,139
OTHER INCOME (EXPENSE):
Interest expense	(3,850)	(3,945)	(7,610)	(8,293)
Gain on extinguishment of debt, net	—	5,285	—	5,285
Other, net	191	(148)	226	(352)

(Loss) income before benefit (provision) for income taxes	(2,431)	18,762	(10,236)	38,779
BENEFIT (PROVISION) FOR INCOME TAXES	934	(7,192)	3,839	(15,084)

Net (loss) income	$(1,497)	$11,570	$(6,397)	$23,695

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.22)	$1.71	$(0.94)	$3.50

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.22)	$1.71	$(0.94)	$3.49

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
Consolidated Statements of Other Comprehensive (Loss) Income:
Net (loss) income	$(1,497)	$11,570	$(6,397)	$23,695
Other comprehensive income:
Foreign currency translation adjustments	448	857	825	56
Amortization of prior service cost, net of tax	20	15	40	30

Comprehensive (loss) income	$(1,029)	$12,442	$(5,532)	$23,781

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,397)	$23,695
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,726	9,364
Gain on extinguishment of debt, net	—	(5,285)
Change in LIFO reserve	17,275	(26,361)
Amortization of debt fees	550	555
Provision for losses on accounts receivable and inventories	220	215
Change in deferred income taxes	(3,909)	13,308
Share-based compensation expense	925	1,147
Other	(117)	(4)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,830)	37,274
(Increase) decrease in inventories	(17,345)	32,810
(Increase) decrease in other current assets	(183)	7,908
Increase in other assets	(60)	(1,217)
Decrease in accounts payable	(628)	(32,824)
Decrease in accrued expenses	(10,037)	(4,982)
(Decrease) increase in other long-term liabilities	(155)	238

Net cash (used in) provided by operating activities	(16,965)	55,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,249)	(10,331)
Net working capital true-up related to Atlantis acquisition	—	2,032
Net proceeds from dispositions of property, plant and equipment	287	178

Net cash used in investing activities	(4,962)	(8,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of Credit Facility	24,386	(42,550)
Repurchase of 2013 Notes	—	(9,320)
Proceeds from sale leaseback transactions	—	6,638
Repayments of Pennsylvania Industrial Loans	(264)	(247)
Net repayments of foreign debt	—	(1,298)
Principal payments on capital lease obligations	(513)	(204)
Buyback of common stock	(1,934)	—
Proceeds from issuance of common stock	398	321
Proceeds from exercise of stock options	172	28
Other	(479)	(149)

Net cash provided by (used in) financing activities	21,766	(46,781)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	256	(505)

Net increase in cash	95	434
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	301	224

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$396	$658

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$7,013	$7,810

Cash paid during the period for income taxes	$284	$194

Equipment financed through capital lease obligation	$—	$407

Equipment financed through buyout of operating lease deposit	$—	$58

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2010, the consolidated results of operations for the three and six months ended April 30, 2010 and 2009, and consolidated cash flows for the six months ended April 30, 2010 and 2009, respectively, have been made. The consolidated results of operations for the three and six months ended April 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

The Company evaluates all subsequent events prior to filing and has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that would be expected to have a material impact on its financial position or results of operations.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
Weighted average common shares outstanding:
Basic	6,849,541	6,773,825	6,836,050	6,764,208
Effect of dilutive securities:
Options to purchase shares of common stock	—	3,154	—	16,758

Diluted	6,849,541	6,776,979	6,836,050	6,780,966

For the three and six months ended April 30, 2010, the Company had 41,472 and 54,342 stock options outstanding respectively that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. At April 30, 2010 and 2009, the Company had 98,180 and 131,780 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price.

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

expects to complete its restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases, respectively). Due to the current market conditions in the respective areas, no sublease income was assumed for purposes of calculating the estimated shut-down costs.

The roll forward of the restructuring reserve, included in accrued expenses ($2.7 million and $3.7 million at April 30, 2010 and October 31, 2009, respectively) and other long-term liabilities ($1.8 million and $2.0 million at April 30, 2010 and October 31, 2009, respectively) in the consolidated balance sheets, is as follows:

	Severance	Facility Closure Costs	Lease Costs	Operating Costs	Total
	(in thousands)
Balance at October 31, 2008	$50	$—	$—	$—	$50
Payments during the first six months of fiscal 2009	(50)				(50)

Balance at April 30, 2009	—	—	—	—	—
Additional restructuring costs during the remainder of fiscal 2009	210	2,350	2,280	1,010	5,850
Payments during the remainder of fiscal 2009	(123)	—	—	—	(123)

Balance at October 31, 2009	87	2,350	2,280	1,010	5,727
Payments during the first six months of fiscal 2010	(81)	(518)	(402)	(237)	(1,238)

Balance at April 30, 2010	$6	$1,832	$1,878	$773	$4,489

(4)	Inventories

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

Inventories are comprised of the following:

	April 30, 2010	October 31, 2009
	(in thousands)
Raw materials	$23,364	$34,442
Finished goods	46,403	35,543
Supplies	3,746	3,248

	73,513	73,233
Less: Inventory reserve	46	36

Inventories, net	$73,467	$73,197

The LIFO method was used for determining the cost of approximately 84% and 87% of total inventories at April 30, 2010 and October 31, 2009, respectively. Inventories would have increased by

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	Inventories (Continued)

$28.9 million and $11.6 million at April 30, 2010 and October 31, 2009, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of year-end costs. Interim LIFO calculations are therefore, subject to the final year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the six months ended April 30, 2010 are as follows:

(in thousands)
Goodwill at October 31, 2009	$9,514
Realization of deferred tax assets related to Borden Global Packaging acquisition	(689)

Goodwill at April 30, 2010	$8,825

Changes in the carrying amount of intangible assets during the six months ended April 30, 2010 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2009	$136	$969	$(3)	$1,500	$2,602
Amortization—Quarter 1 2010	(15)	(24)	(7)	(31)	(77)
Amortization—Quarter 2 2010	(14)	(24)	(7)	(31)	(76)

Total Amortization—2010	(29)	(48)	(14)	(62)	(153)

Balance at April 30, 2010	$107	$921	$(17)	$1,438	$2,449

Total amortization of intangible assets for the three and six months ended April 30, 2009 was $69,000 and $138,000, respectively.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	Goodwill and Intangible Assets (Continued)

Amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names—Linear Films	10
Trade names—Sta-Dri	20
Customer relationships	13
Unfavorable lease	6.8
Favorable lease	2

(6)	Debt

A summary of the components of debt is as follows:

	April 30, 2010	October 31, 2009
	(in thousands)
Credit facility(a)	$31,900	$7,514
7.875% senior notes due 2013(b)	160,160	160,160
Pennsylvania Industrial Loans(c)	2,062	2,326
Foreign bank borrowings(d)	—	—

Total debt	194,122	170,000
Less: current portion	538	531

Long-term debt	$193,584	$169,469

(a) Credit facility

The Company maintains a secured credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A, as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $40.3 million and $38.0 million, with a weighted average interest rate of 3.1% and 3.0%, during the three months ended April 30, 2010 and 2009, respectively. The Company had average borrowings under the Credit Facility of approximately $32.9 million and $50.8 million, with a weighted average interest rate of 3.2% and 3.4%, during the six months ended April 30, 2010 and 2009, respectively. Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	Debt (Continued)

Borrowings and letters of credit available under the Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of the eligible assets at April 30, 2010 and October 31, 2009 supported a borrowing base of $138.9 million and $122.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.0 million and $1.2 million at April 30, 2010 and October 31, 2009, respectively. Availability at April 30, 2010 and October 31, 2009 under the Credit Facility was $106.0 million and $113.3 million, respectively. The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

The Credit Facility contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. The key covenants are applicable only if the Excess Availability is below a specified amount. In particular, if at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. In addition, if Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $70.2 million to $116.6 million during the six months ended April 30, 2010 and from $60.7 million to $101.3 million during the six months ended April 30, 2009.

The Company was in compliance with the financial and other covenants at April 30, 2010 and October 31, 2009.

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

Company to spend up to $25.0 million to repurchase its outstanding 2013 Notes. As of April 30, 2010, no repurchases have been made under the 2010 Senior Note Repurchase Program. Repurchases may be made in the open market, privately negotiated transactions or by other means from time to time, subject to conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The program does not obligate the Company to acquire any particular amount of the 2013 Notes, and the program may be suspended at any time at management’s discretion.

The 2013 Notes contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with the covenants at April 30, 2010 and October 31, 2009.

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

During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three and six months ended April 30, 2010 and 2009, in addition to the pro-rata write-off in April 2009 of the unamortized debt financing costs of $0.2 million discussed above, the Company amortized approximately $0.2 million and $0.3 million, respectively, into interest expense related to these fees in the consolidated statements of operations.

(c) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.4 million at April 30, 2010.

(d) Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at April 30, 2010 and October 31, 2009, respectively. Availability under the Canadian credit facility at April 30, 2010 and October 31, 2009 was $4.9 million and $4.6 million, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	Accrued Expenses

At April 30, 2010 and October 31, 2009, accrued expenses consist of the following:

	April 30, 2010	October 31, 2009
	(in thousands)
Payroll and employee related	$5,511	$12,076
Customer rebates	4,870	5,825
Interest	1,678	1,631
Taxes (other than income)	1,526	1,879
Accrual for performance units	1,547	1,942
Accrued professional fees	821	837
Current portion of capital lease	1,070	1,041
Reserve for Atlantis restructuring (see Note 3)(a)	2,648	3,727
Reserve for product liability claim(b)	4,660	4,660
Other	2,959	3,098

Accrued expenses	$27,290	$36,716

(a)	Total reserve for Atlantis restructuring is $4.5 million at April 30, 2010 and $5.7 million at October 31, 2009, of which $1.8 million and $2.0 million is recorded in other long-term liabilities, respectively.

(b)	This claim was settled in December 2009. The amount is indemnified by the Company’s insurance carrier except for $25,000 representing the insurance deductible. The asset related to the insurance recovery is included in other current assets in the consolidated balance sheet at April 30, 2010 and October 31, 2009.

(8)	Shareholders’ Equity

Share-Based Compensation

At April 30, 2010, the Company has two types of share-based plans: stock option plans, which provide for the granting of stock options and performance units to officers, directors and key employees of the Company, and an employee stock purchase plan. Total share-based compensation (income) expense related to the Company’s stock options plans and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Cost of sales	$(62)	$270	$128	$249
Selling expense	(23)	264	180	254
General and administrative expense	(29)	639	617	644

Total	$(114)	$1,173	$925	$1,147

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2010 and 2009 has been made from new shares. At April 30, 2010, 536,404 shares are available to be issued under the 2005 Option Plan.

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

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the three and six months ended April 30, 2010 and 2009.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
Risk-free interest rates	3.21%	2.26%	3.21%	2.26%
Expected life in years	7.5	7.5	7.5	7.5
Expected volatility	54.10%	54.51%	54.10%	54.51%
Dividend rate	0%	0%	0%	0%
Weighted average fair value per option at date of grant	$16.08	$9.95	$16.08	$9.95

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

The following table summarizes the Company’s stock option plans as of April 30, 2010, and changes during the six months ended April 30, 2010:

	1995 Option Plan		2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2009 (211,664 options exercisable)	191,664		63,800	255,464	$20.66	$7.87-51.00	4.6	$3,812
Granted	—		14,000	14,000	$27.00	$27.00
Exercised	(37,625	)(1)	(400)	(38,025)	$9.66	$9.30-19.83
Forfeited/Cancelled	(230)		—	(230)	$9.30	$9.30
Expired	(1,000)		—	(1,000)	$31.94	$31.94

Options outstanding at April 30, 2010	152,809		77,400	230,209	$22.82	$7.87-51.00	4.6	$1,789

Vested and expected to vest at April 30, 2010	152,809		77,400	230,209	$22.82		4.6	$1,789

Exercisable at April 30, 2010	152,809		32,200	185,009	$21.41		3.6	$1,674

(1)	Includes 21,000 options exercised during the first quarter of 2010 at an exercise price of $9.30 per option for which 4,926 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

The table below presents information related to stock option activity for the three and six months ended April 30, 2010 and 2009:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Total intrinsic value of stock options exercised	$5	$10	$1,125	$23
Total fair value of stock options vested	$190	$200	$249	$574

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and six months ended April 30, 2010 was approximately $68,000 and $135,000, respectively, and $66,000 and $168,000 for the three and six months ended April 30, 2009, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2010 and 2009. For the three and six months ended April 30, 2010 and 2009, there were no excess tax benefits

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of April 30, 2010, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at April 30, 2010 and changes during the six months ended April 30, 2010 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2009	43,800	$18.83
Granted	14,000	$16.08
Vested	(12,600)	$19.71
Forfeited	—	—

Non-vested at April 30, 2010	45,200	$17.74

If an employee is terminated for any reason by the Company, or due to disability or retirement, any outstanding stock options that are exercisable as of the termination date may be exercised until the earlier of (a) three months following the termination date and (b) the expiration of the stock option term. If an employee ceases to be employed due to death, any outstanding stock options will become exercisable in full and the employee’s beneficiary may exercise such stock options until the earlier of (a) one year following the date of death and (b) the expiration of the stock option term. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the exercisability of any award.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

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

Total share-based compensation (income) expense related to the Units was approximately $(244,000) (resulting from the decrease in the Company’s stock price) and $667,000 for the three and six months ended April 30, 2010, respectively, and $1.0 million and $852,000 for the three and six months ended April 30, 2009, respectively. At April 30, 2010 and October 31, 2009, there are $1.5 million and $1.9 million in current liabilities, respectively, and $1.7 million and $2.0 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of April 30, 2010, and changes during the six months ended April 30, 2010:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2009	233,820	$0.00	1.8	$8,156
Units granted	44,930	$0.00
Units vested	(36,780)	$0.00		$1,452
Units forfeited or cancelled	(4,700)

Units outstanding at April 30, 2010	237,270	$0.00	1.8	$6,541

Vested and expected to vest at April 30, 2010	233,170		1.8	$6,428

Exercisable at April 30, 2010	—

The Company paid during the second quarter of fiscal 2010, $0.9 million in cash, net of withholdings, in settlement of the vesting of Units occurring during the first quarter of fiscal 2010. The Company paid in February 2009, $0.1 million in cash and issued 58 shares of its common stock (issued

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

from new shares), in each case net of withholdings, in settlement of the vesting of Units occurring during the first quarter of fiscal 2009.

Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan, as amended (“2005 Purchase Plan”), became effective July 1, 2005. On April 13, 2010, the Company terminated the 2005 Purchase Plan effective immediately following the end of the six-month offering period ended June 30, 2010.

The 2005 Purchase Plan provides for an aggregate of 250,000 shares of the Company’s common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan is 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and six months ended April 30, 2010, zero and 17,285 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. During the three and six months ended April 30, 2009, zero and 22,193 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan.

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $62,000 and $123,000 for the three and six months ended April 30, 2010, respectively, and $72,000 and $127,000 for the three and six months ended April 30, 2009, respectively.

Treasury Shares

On June 6, 2008, the Board approved an $8.0 million stock repurchase program (the “June 2008 Stock Repurchase Program”). Between November 9 and November 20, 2009, the Company repurchased under its June 2008 Stock Repurchase Program, 52,500 shares of its common stock in the open market at an average cost of $36.84 per share, totaling $1.9 million.

On June 7, 2010, the Board terminated the June 2008 Repurchase Program (which had approximately $6.1 million remaining as of such date) and approved a new $10.0 million stock repurchase program (the “June 2010 Repurchase Program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.

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

The Company had a reserve balance for unrecognized tax benefits for uncertain tax positions related to state income taxes and accrued interest of $37,000 and $23,000 at April 30, 2010 and October 31, 2009, respectively, which is included in other long term liabilities on the consolidated balance sheets. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

In November 2009, the Company received approximately $4.5 million as a dividend from its Canadian subsidiary at no federal tax cost due to the utilization of foreign tax credits.

The benefit for income taxes for the three and six months ended April 30, 2010 was $0.9 million and $3.8 million on a loss before the benefit for income taxes of $2.4 million and $10.2 million, respectively. The difference between the effective tax rate of 38.4 percent and 37.5 percent for the three and six months ended April 30, 2010, respectively, and the U.S. statutory tax rate of 35.0 percent, primarily relates to the benefit for state taxes in the United States, net, true-up of deferred taxes as a result of a reduction in the Canadian statutory tax rate, provision for state taxes and utilization of previously reserved foreign tax credits related to U.S. receipt of the Canadian dividend.

The provision for income taxes for the three and six months ended April 30, 2009 was $7.2 million and $15.1 million, respectively, on income before the provision for income taxes of $18.8 million and $38.8 million, respectively. The difference between the effective tax rate of 38.3 percent and 38.9 percent for the three and six months ended April 30, 2009, respectively, and the U.S. statutory tax rate of 35.0 percent, primarily relates to the provision for state taxes in the United States, net of federal benefit and the utilization of net operating losses of the foreign operations.

(10)	Segment Information

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. As of April 30, 2010, the Company operates in the United States and Canada.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10)	Segment Information (Continued)

Operating income (loss) includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$197,634	$18,028	$215,662
Intercompany sales	10,496	—	10,496
Gross profit	23,293	2,512	25,805
Operating income	790	438	1,228

	For the Three Months Ended April 30, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$169,301	$13,266	$182,567
Intercompany sales	6,405	—	6,405
Gross profit	39,566	2,115	41,681
Operating income	17,172	398	17,570

	For the Six Months Ended April 30, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$341,327	$31,505	$372,832
Intercompany sales	17,466	—	17,466
Gross profit	38,713	5,137	43,850
Operating (loss) income	(3,909)	1,057	(2,852)

	For the Six Months Ended April 30, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$338,436	$24,343	$362,779
Intercompany sales	11,547	—	11,547
Gross profit	85,792	3,973	89,765
Operating income	41,521	618	42,139

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10)	Segment Information (Continued)

Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Custom films	$74,683	$55,982	$127,406	$116,203
PROformance® films(a)	16,677	19,363	28,706	39,280
Stretch (pallet) wrap	66,655	54,514	114,821	107,591
Polyvinyl chloride wrap	20,342	18,421	38,654	36,484
Printed and converted films	2,447	2,419	4,533	4,672
Other specialty	34,858	31,868	58,712	58,549

Total	$215,662	$182,567	$372,832	$362,779

(a)	For the three and six months ended April 30, 2009, PROformance films was classified as part of custom films. Due to the Atlantis acquisition and management’s new emphasis on this product line, the Company is presenting PROformance separately. The Company has revised the amounts for the three and six months ended April 30, 2009 to reflect the revised presentation.

(11)	Fair Value Measurements and Derivative Instruments

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

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets and the liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability at the measurement date.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11)	Fair Value Measurements and Derivative Instruments (Continued)

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet as of April 30, 2010.

	Balance at April 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset:
Foreign exchange forward contracts	$18	—	$18	—

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

At April 30, 2010 and October 31, 2009, there was $162.2 million and $162.5 million, respectively, of fixed rate debt outstanding, substantially all of which relates to the 2013 Notes. The carrying value of the 2013 Notes was $160.2 million at April 30, 2010 and October 31, 2009, respectively. The fair value of the 2013 Notes at April 30, 2010 and October 31, 2009 was estimated to be $160.7 million and $155.4 million, respectively, based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans of $2.1 million at April 30, 2010 approximates its fair value based on observable inputs (Level 2).

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

The Company seeks to minimize foreign exchange risks through operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company utilizes foreign exchange forward contracts primarily to hedge intercompany transactions, foreign currency trade sales and anticipated foreign currency purchases of raw materials. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

The Company had a total of 10 and 12 open foreign exchange forward contracts outstanding at April 30, 2010 and October 31, 2009, respectively, with total notional contract amounts of $3.9 million and $13.8 million, respectively, all of which have maturities of less than one year. The fair value of these foreign exchange forward contracts is recorded in other current assets in the consolidated balance sheet in the amount of $18,000 and $140,000 as of April 30, 2010 and October 31, 2009.

The gain (loss) on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to a loss of $27,000 and $122,000

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11)	Fair Value Measurements and Derivative Instruments (Continued)

for the three and six months ended April 30, 2010, respectively and income of $461,000 and $363,000 for the three and six months ended April 30, 2009, respectively.

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
Remainder of 2010	$693
2011	1,386
2012	1,386
2013	1,386
2014	1,386
Thereafter	578

Total minimum lease payments	6,815
Less: Amounts representing interest	904

Present value of minimum lease payments	5,911
Less: Current portion of obligations under capital leases	1,070

Long-term portion of obligations under capital leases	$4,841

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12)	Commitments and Contingencies (Continued)

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through February 28, 2015. Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the years ending October 31,	Operating Leases
Remainder of 2010	$3,022
2011	5,016
2012	3,956
2013	3,760
2014	3,232
Thereafter	2,314

Total minimum lease payments	$21,300

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

In December 2009, the Company settled a product liability claim filed against its formerly owned operations in Australia and New Zealand which is indemnified by the Company’s insurance carrier, except for $25,000 representing the insurance deductible. The asset related to the insurance recovery is included in other current assets and the offsetting liability related to the settlement amount is included in accrued expenses in the consolidated balance sheet at April 30, 2010 and October 31, 2009.

Employment Matters:

Two of the Company’s three collective bargaining agreements expired in January 2010 and February 2010, respectively. Unions in these two agreements represent 242 employees, or 12% of the Company’s workforce, at April 30, 2010. The unionized employees at the Company’s Chino, California manufacturing facility have voted to decertify its union in favor of a new union. The expired contract in Chino has been extended until a new contract is reached. In May 2010, a new contract at the Company’s Mountaintop, Pennsylvania facility was entered into for a term from June 1, 2010 to January 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, our ability to continue to maintain sales and profits of our operations, the execution of our Board-approved plan to restructure and realign the Atlantis Plastics Films businesses, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the costs associated with the shutdown of the Fontana and Cartersville plants (acquired as part of the Atlantis acquisition on October 30, 2008); the implementation of a new operating system; the continuing impact of the U.S. recession, the continuing impact of the global credit and financial environment and other changes in the United States or international economic or political conditions; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2009 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

As of November 1, 2009, we implemented phase one of a new integrated operating system so that we can improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal controls over our financial reporting. In connection with the initial implementation of this system, we supplemented the automated internal controls with additional manual and analytical procedures with a focus on revenue completeness, billing accuracy and inventory valuation. We incurred and charged to operations approximately $1.3 million in consulting costs related to improving user functionality of the system in the first half of fiscal 2010.

Concurrent with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant which commenced in November 2008, we completed the shut down of the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants were recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration, including estimated costs for security service, minimal utilities and property taxes. We paid approximately $1.2 million of these restructuring costs during the six months ended April 30, 2010. We expect to complete our restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases).

Two of our three collective bargaining agreements expired in January 2010 and February 2010, respectively. Unions in these two agreements represent 242 employees, or 12% of our workforce, at April 30, 2010. The unionized employees at our Chino, California manufacturing facility have voted to decertify their union in favor of a new union. The expired contract has been extended until a new contract is reached. In May 2010, a new union contract at our Mountaintop, Pennsylvania facility was entered into for a term from June 1, 2010 to January 31, 2013.

Market Conditions

In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. During fiscal 2008, resin costs increased substantially, negatively impacting operating margins. This was followed by rapid and sharp decreases in resin costs in the beginning of fiscal 2009. Our early fiscal 2009 performance benefited from a temporary margin increase as resin costs decreased ahead of contractual selling price adjustments. During the first half of fiscal 2010, increasing resin costs totaling approximately $0.18 per pound have had a negative impact on operating margins as our resin costs increased ahead of our contractual selling price adjustments.

Average resin cost during the three months ended April 30, 2010 was 45% higher, or $0.22 per pound, than the average resin cost during the three months ended April 30, 2009. Average resin cost during the six months ended April 30, 2010 was 36% higher, or $0.17 per pound, than the average resin cost during the six months ended April 30, 2009. We believe that resin prices will continue to fluctuate widely during the remainder of fiscal 2010 due to production issues among the resin suppliers, combined with fluctuating prices of oil and natural gas and exporting activities. The marketplace in which we sell our products remains very competitive, and is further complicated by continuing adverse economic circumstances affecting many of our customers, distributors and suppliers. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

Forecasts for the remainder of fiscal 2010 generally call for a weak recovery in the United States, with the continuation of high unemployment. It is difficult to predict the continuing impact of the economic slowdown on our business, but we expect that a weak economy will continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. We have implemented cost-reduction initiatives that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we have taken appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations—Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009

The following table presents unaudited selected financial data for the three months ended April 30, 2010 and 2009 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $
	April 30, 2010		April 30, 2009
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$215,662	$1.02	$182,567	$0.92	18.1%	$33,095
Gross profit	25,805	0.12	41,681	0.21	(38.1)%	(15,876)
Operating expenses:
Delivery	10,360	0.05	9,357	0.05	10.7%	1,003
Selling	9,247	0.04	9,549	0.05	(3.2)%	(302)
General and administrative	4,963	0.03	5,209	0.02	(4.7)%	(246)

Total operating expenses	$24,570	$0.12	$24,115	$0.12	1.9%	$455

Pounds sold		211,052 lbs.		198,413 lbs.

Net Sales

Net sales for the second quarter of fiscal 2010 increased $33.1 million, or 18%, to $215.7 million from $182.6 million for the second quarter of fiscal 2009. The increase was the result of a 9% increase in average selling prices attributable to higher resin costs during the comparable periods, positively affecting net sales by $17.3 million, combined with a 6% increase in sales volume positively affecting net sales by $12.7 million. The second quarter of fiscal 2010 also included a $3.1 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for the second quarter of fiscal 2010 decreased $15.9 million to $25.8 million from $41.7 million in the same quarter of the prior fiscal year. There was a $15.2 million increase in the LIFO reserve during the second quarter of fiscal 2010 versus a $3.4 million increase in the LIFO reserve during the second quarter of fiscal 2009, for an aggregate increase of $11.8 million year-over-year. Excluding the effects of the LIFO reserve increase, gross profit decreased $4.1 million primarily due to the lag in increasing our selling prices as resin prices increased an average of $0.13 per pound during the second quarter. The second quarter of fiscal 2010 also included $0.4 million of positive impact of foreign exchange relating to our Canadian operations and a $0.3 million decrease in share-based compensation.

Operating Expenses

Operating expenses for the second quarter of fiscal 2010 increased $0.5 million, or 1.9%, to $24.6 million from the comparable period in the prior fiscal year. The increase in operating expenses is primarily due to increased volumes sold in the current period increasing operating expenses by $1.2 million and $0.3 million of consulting costs associated with the implementation of our new operating system, partially offset by a decrease of $1.0 million related to share-based compensation costs associated with our stock options and performance units. The second quarter of fiscal 2010 also includes a $0.4 million unfavorable effect of foreign exchange increasing reported total operating expenses. The second quarter of fiscal 2009 included approximately $0.3 million related to transitional services associated with the Atlantis acquisition.

Interest Expense

Interest expense for the three months ended April 30, 2010 decreased $0.1 million as compared to the prior year period, resulting primarily from $0.2 million lower interest expense on our 2013 Notes, as a result of the extinguishment of $14.8 million of the 2013 Notes in April 2009, partially offset by $0.1 million of increased interest expense incurred on the capital leases originating in March 2009.

Other, net

Other, net for the three months ended April 30, 2010 amounted to $0.2 million in income, as compared to $0.1 million in expense for the three months ended April 30, 2009. The change between the periods is primarily attributable to unrealized gains on foreign currency denominated payables and receivables for the three months ended April 30, 2010 compared to unrealized losses on foreign currency denominated payables and receivables in the prior year period.

Income Tax Provision (benefit)

The benefit for income taxes for the three months ended April 30, 2010 was $0.9 million on a loss before the benefit for income taxes of $2.4 million. The difference between the effective tax rate of 38.4 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the benefit for state taxes in the United States, net, and the true-up of state taxes and utilization of previously reserved foreign tax credits related to U.S. receipt of the Canadian dividend.

The provision for income taxes for the three months ended April 30, 2009 was $7.2 million on income before the provision for income taxes of $18.8 million. The difference between our effective tax rate of 38.3 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit and the utilization of net operating losses of the foreign operations.

Results of Operations—First Six Months of Fiscal 2010 Compared to First Six Months of Fiscal 2009

The following table presents unaudited selected financial data for the six months ended April 30, 2010 and 2009 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended				% increase/ (decrease) of $
	April 30, 2010		April 30, 2009
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$372,832	$1.01	$362,779	$1.00	2.8%	$10,053
Gross profit	43,850	0.12	89,765	0.25	(51.2)%	(45,915)
Operating expenses:
Delivery	18,454	0.05	18,465	0.05	(0.1)%	(11)
Selling	17,650	0.05	18,583	0.05	(5.0)%	(933)
General and administrative	10,801	0.03	10,582	0.03	2.1%	219

Total operating expenses	$46,905	$0.13	$47,630	$0.13	(1.5)%	$(725)

Pounds sold		370,123 lbs.		363,223 lbs.

Net Sales

Net sales for the six months ended April 30, 2010 increased $10.0 million, or 3%, to $372.8 million from $362.8 million in the same period of the prior fiscal year. The increase was primarily the result of a 2% increase in sales volume. Despite a challenging economy and tough competition, our volumes remained strong during the second quarter. The first six months of fiscal 2010 also included a $5.0 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for the first six months of fiscal 2010 decreased $46.0 million to $43.8 million from $89.8 million in the same period of the prior fiscal year. There was a $17.3 million increase in the LIFO reserve during the first six months of fiscal 2010 versus a $26.4 million decrease in the LIFO reserve during the first six months of fiscal 2009, for an aggregate increase of $43.7 million year-over-year. Excluding the effects of the LIFO reserve increase, gross profit decreased $2.3 million primarily due to the lag in selling price increases during the second quarter of fiscal 2010 and $0.8 million of consulting costs associated with the implementation of our new operating system, partially mitigated by the positive results of plant rationalization and other cost cutting initiatives implemented during fiscal 2009. The first six months of fiscal 2010 also included $0.8 million of positive impact of foreign exchange relating to our Canadian operations, and a $0.1 million decrease in share-based compensation.

Operating Expenses

Operating expenses for the first six months of fiscal 2010 decreased $0.7 million, or 1.5%, to $46.9 million from the comparable period in the prior fiscal year. The decrease in operating expenses is primarily due to cost cutting initiatives implemented during fiscal 2009 reducing operating expenses and a decrease of $0.1 million related to share-based compensation costs associated with our stock options and performance units, partially offset by increased volumes sold in the current period increasing operating expenses by $0.7 million, and $0.5 million of consulting costs associated with the implementation of our new operating system. The first six months of fiscal 2010 also includes $0.6 million unfavorable effect of foreign exchange increasing reported total operating expenses. The first six months of fiscal 2009 included approximately $0.8 million related to transitional services associated with the Atlantis acquisition.

Interest Expense

Interest expense for the six months ended April 30, 2010 decreased $0.7 million as compared to the prior year period, resulting primarily from lower average borrowings and interest rates on our Credit Facility reducing interest expense by $0.4 million, and $0.5 million lower interest expense on our 2013 Notes, as a result of the extinguishment of $14.8 million of the 2013 Notes in April 2009, partially offset by $0.2 million of increased interest expense incurred on the new capital leases originating in March 2009.

Other Operating Income

Other operating income for the six months ended April 30, 2010 was $0.2 million and represented net gains on sales of fixed assets during the period as compared to net gains on sales of fixed assets of $4,000 in the prior year period.

Other, net

Other, net for the six months ended April 30, 2010 amounted to $0.2 million in income, as compared to $0.4 million in expense for the six months ended April 30, 2009. The change between the periods is primarily attributable to unrealized gains on foreign currency denominated payables and receivables for the six months ended April 30, 2010 compared to unrealized losses on foreign currency denominated payables and receivables in the prior year period resulting from changes in foreign exchange rates, primarily the Canadian dollar.

Income Tax Provision (benefit)

The benefit for income taxes for the six months ended April 30, 2010 was $3.8 million on a loss before the benefit for income taxes of $10.2 million. The difference between the effective tax rate of 37.5 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the benefit for state taxes in the United States, net, true-up of deferred taxes as a result of a reduction in the Canadian statutory tax rate, and a provision for state taxes, withholding taxes paid and utilization of previously reserved foreign tax credits related to U.S. receipt of the Canadian dividend.

The provision for income taxes for the six months ended April 30, 2009 was $15.1 million on income before the provision for income taxes of $38.8 million. The difference between our effective tax rate of 38.9 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit.

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

Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (GAAP), and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business, and, therefore, Adjusted EBITDA should only be used as a supplemental measure of our operating performance.

The following is a reconciliation of our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Second Quarter Fiscal 2010	Second Quarter Fiscal 2009	April YTD Fiscal 2010	April YTD Fiscal 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Net (loss) income	$(1,497)	$11,570	$(6,397)	$23,695
(Benefit) provision for taxes	(934)	7,192	(3,839)	15,084
Interest expense	3,850	3,945	7,610	8,293
Depreciation and amortization expense	5,482	4,740	10,726	9,364
Increase (decrease) in LIFO reserve	15,178	3,387	17,275	(26,361)
Other non-operating income	(191)	(5,137)	(226)	(4,933)
Non-cash share-based compensation	(114)	1,173	925	1,147

Adjusted EBITDA	$21,774	$26,870	$26,074	$26,289

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to buy back shares of our common stock and 2013 Notes.

Despite the challenging financial markets and economic conditions, the Company maintains a strong balance sheet and liquidity that provides us with financial flexibility. As market conditions change, we continue to monitor our liquidity position. We ended the first six months of fiscal 2010 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $193.7 million, compared with $169.7 million at the end of fiscal 2009. During the six months ended April 30, 2010, in addition to our normal operating activities, we repurchased 52,500 shares of our common stock in the open market for $1.9 million, invested $5.3 million in capital expenditures, and increased our inventory reflecting our continuing investment in resin in periods of rising prices.

Our working capital amounted to $96.5 million at April 30, 2010 compared to $74.1 million at October 31, 2009. The increase in working capital of $22.4 million was primarily due to a $7.8 million increase in accounts receivable as a result of higher sales, creation of $4.5 million in federal net operating loss carryforwards in the current period and a $10.0 million decrease in accrued expenses resulting from the payment of accrued fiscal 2009 bonuses and the payments made under our restructuring plan.

We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next twelve months. However, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe our strong balance sheet affords us the flexibility to weather uncertain economic events from a position of strength. At April 30, 2010, we had an aggregate of approximately $110.9 million available under our various worldwide credit facilities.

Market Conditions

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability and increased the cost of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Although we are confident in our ability to access capital to meet our growth needs, there is a risk given the current economic environment that the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions, our ability to refinance our existing debt (at reasonable interest rates or at all) and our ability to consummate acquisitions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Further, in the current volatile state of the credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the six months ended April 30, 2010 and 2009:

	For the Six Months Ended April 30,
	2010	2009
	(in thousands)
Total cash provided by (used in) operations:
Operating activities	$(16,965)	$55,841
Investing activities	(4,962)	(8,121)
Financing activities	21,766	(46,781)
Effect of exchange rate changes on cash	256	(505)

Increase in cash and cash equivalents	$95	$434

Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $0.4 million at April 30, 2010, as compared to $0.3 million at October 31, 2009. Net cash used in operating activities during the six months ended April 30, 2010 was $17.0 million, and was comprised of a net loss of $6.4 million adjusted for non-cash operating income totaling $25.7 million. Cash used by operating activities includes a $7.8 million increase in accounts receivable resulting primarily from an increase in sales revenue in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009, a $17.3 million increase in inventories resulting from our increased investment in inventories during a period of rising resin costs, and a $10.0 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2009 and paid during the first quarter of fiscal 2010 and payments made under our restructuring plan.

Investing Activities

Net cash used in investing activities during the six months ended April 30, 2010 was $5.0 million, resulting from $5.3 million in capital expenditures, partially offset by $0.3 million received from sales of machinery and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended April 30, 2010 was $21.8 million, resulting primarily from $24.4 million in borrowings under our Credit Facility and $0.6 million of proceeds from issuance of common stock under our stock option and employee stock purchase plans, partially offset by repurchases of our common stock totaling $1.9 million, $0.5 million of capital lease payments, and $0.3 million of repayments of our Pennsylvania loans.

Discontinued Operations

There was no activity in the discontinued operations of our Spanish subsidiary during the six months ended April 30, 2010.

Sources of Liquidity

Debt

We maintain a secured credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A, as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at April 30, 2010 and October 31, 2009 under the Credit Facility was $106.0 million and $113.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. Borrowings outstanding and availability under the Canadian credit facility were zero and $4.9 million, respectively, at April 30, 2010, and zero and $4.6 million, respectively at October 31, 2009.

Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Repurchase Programs

Under a Board approved 2009 Senior Note Repurchase Program, on April 1, 2009 we repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par. On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows us to spend up to $25.0 million to repurchase our outstanding 2013 Notes, all of which remains available for repurchase under the 2010 Senior Note Repurchase Program. Please refer to Note 6 of the consolidated financial statements for further discussion of the program.

In addition, on June 6, 2008, the Board approved an $8.0 million stock repurchase program (the “June 2008 Stock Repurchase Program”). Between November 9 and November 20, 2009, the Company repurchased under its June 2008 Stock Repurchase Program, 52,500 shares of its common stock in the open market at an average cost of $36.84 per share, totaling $1.9 million.

On June 7, 2010, the Board terminated the June 2008 Repurchase Program (which had approximately $6.1 million remaining as of such date) and approved a new $10.0 million stock repurchase program (the “June 2010 Repurchase Program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of April 30, 2010 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2010	$267	$6,347	$693	$3,022	$10,329
2011	441	12,684	1,386	5,016	19,527
2012	145	12,674	1,386	3,956	18,161
2013(1)	192,213	6,361	1,386	3,760	203,720
2014	89	48	1,386	3,232	4,755
Thereafter	967	225	578	2,314	4,084

Total(1)	$194,122	$38,339	$6,815	$21,300	$260,576

(1)	Borrowings include $160.2 million Senior Notes due on March 15, 2013 and $31.9 million of variable rate borrowings (outstanding borrowings under our Credit Facility) due December 15, 2012. See Note 6 of the Consolidated Financial Statements for further discussion of our debt.

In addition to the amounts reflected in the table above:

Concurrent with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant, which commenced in November 2008, we shut down the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants have been recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration. We incurred approximately $1.2 million of these restructuring costs during the six months ended April 30, 2010. We expect to complete the restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases, respectively). Due to the current market conditions in the respective areas, no sublease income was assumed for purposes of calculating the estimated shut-down costs.

We expect to incur approximately $10.0 million of capital expenditures during the remainder of fiscal 2010.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, income taxes, including assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, impairment of long-lived assets and intangibles, including goodwill, and acquisitions, including costs associated with the restructuring of the Atlantis plants. Management bases its estimates and judgments on historical experience and various other factors, including the current economic environment, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the U.S. Securities and Exchange Commission on January 14, 2010.

There were no changes to our critical accounting policies during the six months ended April 30, 2010.

New Accounting Pronouncements

In January 2010, the FASB issued an amendment to the standard pertaining to fair value measurements and disclosures. This amendment requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis, and (4) the transfers between Levels 1, 2, and 3. The standard is effective for our fiscal year beginning November 1, 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2010, the carrying value of our total debt was $194.1 million of which approximately $162.2 million was fixed rate debt (2013 Notes and the Pennsylvania Industrial Loans). As of April 30, 2010, the estimated fair value of our 2013 Notes was approximately $160.7 million. As of April 30, 2010, the carrying value of our Pennsylvania Industrial Loans was $2.1 million which approximates fair value.

Floating rate debt at April 30, 2010 and October 31, 2009 totaled $31.9 million and $7.5 million, respectively. Based on the floating rate debt outstanding during fiscal 2010 (our Credit Facility), a one-percent increase or decrease in the average interest rate would result in a change to interest expense of approximately $0.2 million.

Foreign Exchange

We enter into derivative financial instruments (principally foreign exchange forward contracts) primarily to hedge intercompany transactions, trade sales and forecasted purchases. Foreign currency forward contracts reduce our exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. We had a total of 10 and 12 open foreign exchange forward contracts outstanding at April 30, 2010 and October 31, 2009, respectively, with total notional contract amounts of $3.9 million and $13.8 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts was a net asset of $18,000 and $140,000 at April 30, 2010 and October 31, 2009, respectively.

We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with financial institutions and have not experienced nonperformance by counterparties. We anticipate performance by all counterparties to such agreements.

See Note 11 to the Consolidated Financial Statements for further discussion.

Our Canadian subsidiary had no third party outstanding debt on April 30, 2010 and October 31, 2009, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

As of April 30, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level at April 30, 2010.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the six months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In particular, as of November 1, 2009, we implemented phase one of a new integrated operating system so that we can improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal controls over our financial reporting. During the six months ended April 30, 2010, we supplemented the automated internal controls with additional manual and analytical procedures with a focus on revenue completeness, billing accuracy and inventory valuation.

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

On June 6, 2008, our Board approved an $8.0 million stock repurchase program, subject to covenant restrictions. We did not repurchase any shares of our common stock in the quarter ended April 30, 2010. As of April 30, 2010, $6.1 million remained available for repurchase under the June 2008 stock repurchase program.

On June 7, 2010, the Board terminated the June 2008 Repurchase and approved a new $10.0 million stock repurchase program (the “June 2010 Repurchase Program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

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

AEP Industries Inc.

Dated: June 9, 2010	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: June 9, 2010	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)