Form 10-Q
period 2010-07-31
AEP INDUSTRIES INC
filed 2010-09-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 7, 2010 was 6,286,351.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2010	October 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$901	$301
Accounts receivable, less allowance for doubtful accounts of $4,155 and $5,214 in 2010 and 2009, respectively	79,935	75,681
Inventories, net	75,481	73,197
Deferred income taxes	10,515	8,699
Other current assets	3,593	8,603
Assets of discontinued operations	300	612

Total current assets	170,725	167,093

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $276,396 and $260,368 in 2010 and 2009, respectively	171,191	175,963
GOODWILL	8,480	9,514
INTANGIBLE ASSETS, net of accumulated amortization of $661 and $430 in 2010 and 2009, respectively	2,371	2,602
OTHER ASSETS	4,157	4,898

Total assets	$356,924	$360,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$540	$531
Accounts payable	55,201	55,379
Accrued expenses	26,366	36,716
Liabilities of discontinued operations	82	366

Total current liabilities	82,189	92,992
LONG-TERM DEBT	187,360	169,469
DEFERRED INCOME TAXES	10,310	11,447
OTHER LONG-TERM LIABILITIES	8,332	10,362

Total liabilities	288,191	284,270

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,084,985 and 11,011,842 shares issued in 2010 and 2009, respectively	111	110
Additional paid-in capital	108,962	107,509
Treasury stock at cost, 4,396,558 and 4,160,158 shares in 2010 and 2009, respectively	(136,332)	(129,682)
Retained earnings	93,691	96,342
Accumulated other comprehensive income	2,301	1,521

Total shareholders’ equity	68,733	75,800

Total liabilities and shareholders’ equity	$356,924	$360,070

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009
NET SALES	$204,870	$189,750	$577,702	$552,529
COST OF SALES	171,247	152,267	500,229	425,281

Gross profit	33,623	37,483	77,473	127,248
OPERATING EXPENSES:
Delivery	9,887	9,781	28,341	28,246
Selling	8,895	10,027	26,545	28,610
General and administrative	4,869	6,347	15,670	16,929

Total operating expenses	23,651	26,155	70,556	73,785
OTHER OPERATING INCOME:
Gain on sales of property, plant and equipment, net	56	3	259	7

Operating income	10,028	11,331	7,176	53,470
OTHER INCOME (EXPENSE):
Interest expense	(3,804)	(3,759)	(11,414)	(12,052)
Gain on extinguishment of debt, net	—	—	—	5,285
Other, net	54	(234)	280	(586)

Income (loss) before (provision) benefit for income taxes	6,278	7,338	(3,958)	46,117
(PROVISION) BENEFIT FOR INCOME TAXES	(2,532)	(1,921)	1,307	(17,005)

Net income (loss)	$3,746	$5,417	$(2,651)	$29,112

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.55	$0.80	$(0.39)	$4.30

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.55	$0.79	$(0.39)	$4.28

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$3,746	$5,417	$(2,651)	$29,112
Other comprehensive income (loss):
Foreign currency translation adjustments	(105)	2,084	720	2,140
Amortization of prior service cost, net of tax	20	15	60	45

Comprehensive income (loss)	$3,661	$7,516	$(1,871)	$31,297

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,651)	$29,112
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,978	14,151
Gain on extinguishment of debt, net	—	(5,285)
Change in LIFO reserve	6,205	(21,322)
Amortization of debt fees	826	827
Provision for losses on accounts receivable and inventories	102	632
Change in deferred income taxes	(2,047)	15,816
Share-based compensation expense	1,266	3,005
Other	(182)	292
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,939)	32,489
(Increase) decrease in inventories	(8,342)	25,640
Decrease in other current assets	72	7,960
Increase in other assets	(108)	(1,687)
Decrease in accounts payable	(328)	(23,799)
(Decrease) increase in accrued expenses	(6,581)	119
(Decrease) increase in other long-term liabilities	(211)	47

Net cash provided by operating activities	60	77,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,738)	(19,445)
Net working capital true-up related to Atlantis acquisition	—	2,032
Net proceeds from dispositions of property, plant and equipment	340	181

Net cash used in investing activities	(10,398)	(17,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of Credit Facility	18,297	(55,580)
Repurchase of 2013 Notes	—	(9,320)
Proceeds from sale leaseback transactions	—	6,638
Repayments of Pennsylvania Industrial Loans	(397)	(377)
Net repayments of foreign debt	—	(1,337)
Principal payments on capital lease obligations	(775)	(370)
Buyback of common stock	(6,650)	—
Proceeds from issuance of common stock	696	597
Proceeds from exercise of stock options	172	213
Other	(729)	(446)

Net cash provided by (used in) financing activities	10,614	(59,982)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	324	243

Net increase in cash	600	1,026
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	301	224

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$901	$1,250

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$7,400	$8,062

Cash paid during the period for income taxes	$400	$366

Reclassification from intangibles to property, plant and equipment upon exercise of option to purchase land and building	$—	$978

Equipment financed through capital lease obligation	$—	$407

Equipment financed through buyout of operating lease deposit	$—	$58

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2010, the consolidated results of operations for the three and nine months ended July 31, 2010 and 2009, and consolidated cash flows for the nine months ended July 31, 2010 and 2009, respectively, have been made. The consolidated results of operations for the three and nine months ended July 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009
Weighted average common shares outstanding:
Basic	6,811,874	6,789,498	6,827,903	6,772,731
Effect of dilutive securities:
Options to purchase shares of common stock	28,001	67,591	—	33,703

Diluted	6,839,875	6,857,089	6,827,903	6,806,434

For the nine months ended July 31, 2010, the Company had 44,766 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three months ended July 31, 2010 and 2009, the Company had 124,180 and 113,180 stock options outstanding, respectively, and for the nine months ended July 31, 2010 and 2009, the Company had 98,180 and 113,980 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods and were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price.

(3)	Acquisitions

On October 30, 2008, the Company completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries (“Atlantis”) for an adjusted purchase price of $98.8 million after expenses.

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

The roll forward of the restructuring reserve, included in accrued expenses ($2.2 million and $3.7 million at July 31, 2010 and October 31, 2009, respectively) and other long-term liabilities ($1.8 million and $2.0 million at July 31, 2010 and October 31, 2009, respectively) in the consolidated balance sheets, is as follows:

	Severance	Facility Closure Costs	Lease Costs	Operating Costs	Total
	(in thousands)
Balance at October 31, 2008	$50	$—	$—	$—	$50
Payments during the first six months of fiscal 2009	(50)				(50)

Balance at April 30, 2009	—	—	—	—	—
Additional restructuring costs during the remainder of fiscal 2009	210	2,350	2,280	1,010	5,850
Payments during the remainder of fiscal 2009	(123)	—	—	—	(123)

Balance at October 31, 2009	87	2,350	2,280	1,010	5,727
Payments during the first nine months of fiscal 2010	(81)	(795)	(620)	(270)	(1,766)

Balance at July 31, 2010	$6	$1,555	$1,660	$740	$3,961

(4)	Inventories

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

Inventories are comprised of the following:

	July 31, 2010	October 31, 2009
	(in thousands)
Raw materials	$27,884	$34,442
Finished goods	44,018	35,543
Supplies	3,626	3,248

	75,528	73,233
Less: Inventory reserve	47	36

Inventories, net	$75,481	$73,197

The LIFO method was used for determining the cost of approximately 85% and 87% of total inventories at July 31, 2010 and October 31, 2009, respectively. Inventories would have increased by $17.8 million and $11.6 million at July 31, 2010 and October 31, 2009, respectively, if the FIFO

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	Inventories (Continued)

method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Interim LIFO calculations are therefore, subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the nine months ended July 31, 2010 are as follows:

(in thousands)
Goodwill at October 31, 2009	9,514
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,034)

Goodwill at July 31, 2010	$8,480

Changes in the carrying amount of intangible assets during the nine months ended July 31, 2010 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2009	$136	$969	$(3)	$1,500	$2,602
Amortization—Quarter 1 2010	(15)	(24)	(7)	(31)	(77)
Amortization—Quarter 2 2010	(14)	(24)	(7)	(31)	(76)
Amortization—Quarter 3 2010	(15)	(24)	(7)	(32)	(78)

Total Amortization—2010	(44)	(72)	(21)	(94)	(231)

Balance at July 31, 2010	$92	$897	$(24)	$1,406	$2,371

Total amortization of intangible assets for the three and nine months ended July 31, 2009 was $68,000 and $206,000, respectively.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	Goodwill and Intangible Assets (Continued)

Amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names—Linear Films	10
Trade names—Sta-Dri	20
Customer relationships	13
Unfavorable lease	6.8
Favorable lease	2

(6)	Debt

A summary of the components of debt is as follows:

	July 31, 2010	October 31, 2009
	(in thousands)
Credit facility(a)	$25,811	$7,514
7.875% senior notes due 2013(b)	160,160	160,160
Pennsylvania Industrial Loans(c)	1,929	2,326
Foreign bank borrowings(d)	—	—

Total debt	187,900	170,000
Less: current portion	540	531

Long-term debt	$187,360	$169,469

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

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $35.7 million and $26.2 million, with a weighted average interest rate of 2.9% during each of the three months ended July 31, 2010 and 2009, respectively. The Company had average borrowings under the Credit Facility of approximately $33.8 million and $42.5 million, with a weighted average interest rate of 3.1% and 3.3%, during the nine months ended July 31, 2010 and 2009, respectively. Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	Debt (Continued)

Borrowings and letters of credit available under the Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of the eligible assets at July 31, 2010 and October 31, 2009 supported a borrowing base of $139.6 million and $122.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million and $1.2 million at July 31, 2010 and October 31, 2009, respectively. Availability at July 31, 2010 and October 31, 2009 under the Credit Facility was $112.7 million and $113.3 million, respectively. The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

The Credit Facility contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. The key covenants are applicable only if the Excess Availability is below a specified amount. In particular, if at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. In addition, if Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $70.2 million to $126.3 million during the nine months ended July 31, 2010 and from $60.7 million to $101.8 million during the nine months ended July 31, 2009.

The Company was in compliance with the financial and other covenants at July 31, 2010 and October 31, 2009.

(b) 7.875% Senior Notes due 2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering.

With Board of Director (“Board”) approval, the Company repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par on April 1, 2009. The cash paid was $9.4 million which included $0.1 million of accrued interest. The Company used proceeds from sale-leaseback transactions and borrowings under its Credit Facility to fund the buyback of the 2013 Notes. In connection with the partial retirement, the Company recognized a gain on extinguishment of debt of $5.3 million, which is the difference between the repurchase amount of $9.3 million and the principal amount retired of $14.8 million, net of the pro-rata write-off of the unamortized debt financing costs related to the 2013 Notes of $0.2 million. On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	Debt (Continued)

Repurchase Program which allows the Company to spend up to $25.0 million to repurchase its outstanding 2013 Notes. As of July 31, 2010, no repurchases have been made under the 2010 Senior Note Repurchase Program. Repurchases may be made in the open market, privately negotiated transactions or by other means from time to time, subject to conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The program does not obligate the Company to acquire any particular amount of the 2013 Notes, and the program may be suspended at any time at management’s discretion.

The 2013 Notes contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with the covenants at July 31, 2010 and October 31, 2009.

Interest is paid semi-annually on every March 15th and September 15th.

The 2013 Notes are subject to redemption, at the option of the Company, in whole or in part, at any time prior to maturity at certain fixed redemption prices plus accrued interest. The 2013 Notes do not have any sinking fund requirements. The 2013 Notes contain a provision that in the event of a change in control, the Company is required to offer to purchase the outstanding 2013 Notes. If a change of control were to occur and the Company was unable to obtain a waiver or did not have funds to make the purchase, the Company would be in default under the 2013 Notes.

During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the three and nine months ended July 31, 2010 and 2009, in addition to the pro-rata write-off in April 2009 of the unamortized debt financing costs of $0.2 million discussed above, the Company amortized approximately $0.2 million and $0.5 million, respectively, into interest expense related to these fees in the consolidated statements of operations.

(c) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.2 million at July 31, 2010.

(d) Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at July 31, 2010 and October 31, 2009, respectively. Availability under the Canadian credit facility at July 31, 2010 and October 31, 2009 was $4.9 million and $4.6 million, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	Accrued Expenses

At July 31, 2010 and October 31, 2009, accrued expenses consist of the following:

	July 31, 2010	October 31, 2009
	(in thousands)
Payroll and employee related	$4,985	$12,076
Customer rebates	4,997	5,825
Interest	4,819	1,631
Taxes (other than income)	2,416	1,879
Accrual for performance units	1,513	1,942
Accrued professional fees	1,121	837
Current portion of capital lease	1,086	1,041
Reserve for Atlantis restructuring (see Note 3)(a)	2,194	3,727
Reserve for product liability claim(b)	—	4,660
Other	3,235	3,098

Accrued expenses	$26,366	$36,716

(a)	Total reserve for Atlantis restructuring is $4.0 million at July 31, 2010 and $5.7 million at October 31, 2009, of which $1.8 million and $2.0 million is recorded in other long-term liabilities, respectively.

(b)	This claim was settled in December 2009 and finalized during the third quarter of Fiscal 2010. The amount was indemnified by the Company’s insurance carrier except for $25,000 representing the insurance deductible. The asset related to the insurance recovery is included in other current assets in the consolidated balance sheet at October 31, 2009.

(8)	Shareholders’ Equity

Share-Based Compensation

At July 31, 2010, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. The Company also had an employee stock purchase plan which was terminated effective immediately following the end of the six-month offering period ended June 30, 2010. Total share-based compensation expense related to the Company’s stock options plans and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)
Cost of sales	$70	$401	$198	$650
Selling expense	39	477	219	731
General and administrative expense	232	980	849	1,624

Total	$341	$1,858	$1,266	$3,005

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2010 and 2009 has been made from new shares. At July 31, 2010, 540,204 shares are available to be issued under the 2005 Option Plan.

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

There were no options granted during the three months ended July 31, 2010 or during the three months ended July 31, 2009. As a result, the table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the nine months ended July 31, 2010 and 2009.

	For the Nine Months Ended July 31,
	2010	2009
Risk-free interest rates	3.21%	2.26%
Expected life in years	7.5	7.5
Expected volatility	54.10%	54.51%
Dividend rate	0%	0%
Weighted average fair value per option at date of grant	$16.08	$9.95

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

The following table summarizes the Company’s stock option plans as of July 31, 2010, and changes during the nine months ended July 31, 2010:

	1995 Option Plan		2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2009 (211,664 options exercisable)	191,664		63,800	255,464	$20.66	$7.87-51.00	4.6	$3,812
Granted	—		14,000	14,000	$27.00	$27.00
Exercised	(37,625	)(1)	(400)	(38,025)	$9.66	$9.30-19.83
Forfeited/Cancelled	(230)		—	(230)	$9.30	$9.30
Expired	(1,000)		—	(1,000)	$31.94	$31.94

Options outstanding at July 31, 2010	152,809		77,400	230,209	$22.82	$7.87-51.00	4.3	$1,957

Vested and expected to vest at July 31, 2010	152,809		77,400	230,209	$22.82		4.3	$1,957

Exercisable at July 31, 2010	152,809		32,200	185,009	$21.41		3.4	$1,802

(1)	Includes 21,000 options exercised during the first quarter of 2010 at an exercise price of $9.30 per option for which 4,926 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

The table below presents information related to stock option activity for the three and nine months ended July 31, 2010 and 2009:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)
Total intrinsic value of stock options exercised	$—	$392	$1,125	$415
Total fair value of stock options vested	$—	$—	$249	$574

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and nine months ended July 31, 2010 was approximately $74,000 and $209,000, respectively, and $67,000 and $235,000 for the three and nine months ended July 31, 2009, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2010 and 2009. For the three and nine months ended July 31, 2010 and 2009, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

As of July 31, 2010, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at July 31, 2010 and changes during the nine months ended July 31, 2010 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2009	43,800	$18.83
Granted	14,000	$16.08
Vested	(12,600)	$19.71
Forfeited	—	—

Non-vested at July 31, 2010	45,200	$17.74

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

Total share-based compensation expense related to the Units was approximately $226,000 and $893,000 for the three and nine months ended July 31, 2010, respectively, and $1.7 million and $2.6 million for the three and nine months ended July 31, 2009, respectively. At July 31, 2010 and October 31, 2009, there was $1.5 million and $1.9 million in current liabilities, respectively, and $1.1 million and $2.0 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of July 31, 2010, and changes during the nine months ended July 31, 2010:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2009	233,820	$0.00	1.8	$8,156
Units granted	44,930	$0.00
Units vested	(65,930)	$0.00		$2,220
Units forfeited or cancelled	(8,500)

Units outstanding at July 31, 2010	204,320	$0.00	1.8	$5,905

Vested and expected to vest at July 31, 2010	200,320		1.8	$5,789

Exercisable at July 31, 2010	—

During the nine months ended July 31, 2010, the Company paid $1.2 million in cash and issued 8,050 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2010. During the nine months ended July 31, 2009, the Company paid $0.6 million in cash and issued 611 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2009.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

Employee Stock Purchase Plan

The Company terminated the Company’s 2005 Employee Stock Purchase Plan, as amended (“2005 Purchase Plan”), effective immediately following the end of the six-month offering period ended June 30, 2010.

The 2005 Purchase Plan became effective July 1, 2005 and provided for an aggregate of 250,000 shares of the Company’s common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan was 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three and nine months ended July 31, 2010, 14,709 and 31,994 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. During the three and nine months ended July 31, 2009, 18,445 and 40,638 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. At July 1, 2010, 99,264 shares remained unsold under the 2005 Purchase Plan and were subsequently deregistered.

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $41,000 and $164,000 for the three and nine months ended July 31, 2010, respectively, and $68,000 and $195,000 for the three and nine months ended July 31, 2009, respectively.

Treasury Shares

On June 6, 2008, the Board approved an $8.0 million stock repurchase program (the “June 2008 Stock Repurchase Program”). Between November 9 and November 20, 2009, the Company repurchased under its June 2008 Stock Repurchase Program, 52,500 shares of its common stock in the open market at an average cost of $36.84 per share, totaling $1.9 million.

On June 7, 2010, the Board terminated the June 2008 Repurchase Program (which had approximately $6.1 million remaining as of such date) and approved a new $10.0 million stock repurchase program (the “June 2010 Repurchase Program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. During the third quarter of fiscal 2010, the Company repurchased under its June 2010 Stock Repurchase Program 183,900 shares of its common stock in the open market at an average cost of $25.65 per share, totaling $4.7 million.

On August 4, 2010, the Board authorized a $6.5 million increase to the June 2010 Repurchase Program. On August 5, 2010, the Company repurchased 400,476 shares of its common stock from investment funds affiliated with KSA Capital Management, LLC (“KSA Capital”), whose managing member is Daniel D. Khoshaba (who served as director on the Company’s Board at such time), in a privately negotiated transaction at an aggregate purchase price of $10.9 million, or approximately $27.28 per share (including brokerage commissions). The purchase price per share represented a discount of 4.8% to the previous day’s closing price of the Company’s common stock. After giving effect to the repurchase of KSA Capital’s shares and previous repurchases made under the June 2010

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	Shareholders’ Equity (Continued)

Repurchase Program, including 2,300 shares of its common stock repurchased subsequent to July 31, 2010 in the open market at an average cost of $28.65 per share, totaling $0.1 million, the Company has repurchased approximately $15.7 million under the June 2010 Repurchase Program and $0.8 million remains available for repurchase under such program.

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

The Company files income tax returns in the U.S. federal jurisdiction, sixteen U.S. states and various foreign jurisdictions. Tax years ended October 31, 2009, 2008 and 2007 remain open and subject to examination by the Internal Revenue Service. The Company is currently under examination by one state for the tax years ended October 31, 2005 through October 31, 2008. Tax years ended October 31, 2009, 2008 and 2007 remain open for thirteen states. Two states are open for the tax years ended October 31, 2009 which was the initial year of filing. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2004 through 2008 remain open and subject to examination by the governmental agencies in the Company’s various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

The Company had a reserve balance for unrecognized tax benefits for uncertain tax positions related to state income taxes and accrued interest of $41,000 and $23,000 at July 31, 2010 and October 31, 2009, respectively, which is included in other long term liabilities on the consolidated balance sheets. The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

In November 2009, the Company received approximately $4.5 million as a dividend from its Canadian subsidiary at no federal tax cost due to the utilization of tax attributes.

The provision for income taxes for the three months ended July 31, 2010 was $2.5 million on income before the provision for income taxes of $6.3 million. The difference between the effective tax rate of 40.3 percent for the three months ended July 31, 2010 and the U.S. federal tax rate of 35.0 percent, primarily relates to a provision for a true-up of prior year estimates in the United States and the provision for state taxes in the United States, net of federal benefit, partially offset by a reduction in the Canadian statutory tax rate and a change to the U.S. state tax rates. The benefit for income taxes for the nine months ended July 31, 2010 was $1.3 million on a loss before the benefit for income taxes of $4.0 million. The difference between the effective tax rate of 33.0 percent for the nine

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)	Income Taxes (Continued)

months ended July 31, 2010 and the U.S. federal tax rate of 35.0 percent, primarily relates to the net benefit for state taxes in the United States, true-up of deferred taxes as a result of a reduction in the Canadian statutory tax rate and utilization of previously reserved foreign tax credits related to U.S. receipt of the Canadian dividend , offset by a provision for a true-up of prior year’s estimates in the United States and a provision for state taxes and withholding taxes paid.

The provision for income taxes for the three months ended July 31, 2009 was $1.9 million on income before the provision for income taxes of $7.3 million. The difference between the effective tax rate of 26.2 percent for the three months ended July 31, 2009 and the U.S. federal tax rate of 35.0 percent primarily relates to a benefit for a true-up of prior year estimates in the United States, including additional New Jersey Additional Minimum Assessments and research and development tax credits resulting from conclusion of the New Jersey state audit, partially offset by the provision for state taxes in the United States, net of federal benefit. The provision for income taxes for the nine months ended July 31, 2009 was $17.0 million on income before the provision for income taxes of $46.1 million. The difference between the effective tax rate of 36.9 percent for the nine months ended July 31, 2009 and the U.S. federal tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, partially offset by a benefit for a true-up of prior year estimates in the United States.

(10)	Segment and Geographic Information

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. As of July 31, 2010, the Company operates in the United States and Canada.

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$186,230	$18,640	$204,870
Intercompany sales	10,403	—	10,403
Gross profit	29,983	3,640	33,623
Operating income	8,465	1,563	10,028

	For the Three Months Ended July 31, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$171,492	$18,258	$189,750
Intercompany sales	8,195	—	8,195
Gross profit	34,083	3,400	37,483
Operating income	9,952	1,379	11,331

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10)	Segment and Geographic Information (Continued)

	For the Nine Months Ended July 31, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$527,557	$50,145	$577,702
Intercompany sales	27,869	—	27,869
Gross profit	68,696	8,777	77,473
Operating income	4,556	2,620	7,176

	For the Nine Months Ended July 31, 2009
	United States	Canada	Total
	(in thousands)
Sales—external customers	$509,928	$42,601	$552,529
Intercompany sales	19,742	—	19,742
Gross profit	119,875	7,373	127,248
Operating income	51,473	1,997	53,470

Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)
Custom films	$70,219	$58,179	$197,625	$174,382
PROformance® films(a)	16,591	19,155	45,297	58,435
Stretch (pallet) wrap	59,502	54,935	174,323	162,526
Polyvinyl chloride wrap	20,681	20,623	59,335	57,107
Printed and converted films	2,759	2,446	7,292	7,118
Other specialty	35,118	34,412	93,830	92,961

Total	$204,870	$189,750	$577,702	$552,529

(a)	For the three and nine months ended July 31, 2009, PROformance films was classified as part of custom films. Due to the Atlantis acquisition and management’s new emphasis on this product line, the Company is presenting PROformance films separately. The Company has revised the amounts for the three and nine months ended July 31, 2009 to reflect the revised presentation.

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

At July 31, 2010 and October 31, 2009, there was $162.1 million and $162.5 million, respectively, of fixed rate debt outstanding, substantially all of which relates to the 2013 Notes. The carrying value of the 2013 Notes was $160.2 million at July 31, 2010 and October 31, 2009, respectively. The fair value of the 2013 Notes at July 31, 2010 and October 31, 2009 was estimated to be $162.3 million and $155.4 million, respectively, based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans of $1.9 million at July 31, 2010 approximates its fair value based on observable inputs (Level 2).

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

The Company had a total of 5 and 12 open foreign exchange forward contracts outstanding at July 31, 2010 and October 31, 2009, respectively, with total notional contract amounts of $2.1 million and $13.8 million, respectively, all of which have maturities of less than one year. The fair value of these foreign exchange forward contracts is recorded in accounts payable in the consolidated balance sheet in the amount of $6,000 as of July 31, 2010 and $140,000 in other current assets in the consolidated balance sheet as of October 31, 2009.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11)	Fair Value Measurements and Derivative Instruments (Continued)

The (loss) gain on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to a loss of $24,000 and $146,000 for the three and nine months ended July 31, 2010, respectively and income of $316,000 and $679,000 for the three and nine months ended July 31, 2009, respectively.

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
Remainder of 2010	$347
2011	1,386
2012	1,386
2013	1,386
2014	1,386
Thereafter	578

Total minimum lease payments	6,469
Less: Amounts representing interest	820

Present value of minimum lease payments	5,649
Less: Current portion of obligations under capital leases	1,086

Long-term portion of obligations under capital leases	$4,563

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12)	Commitments and Contingencies (Continued)

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through May 14, 2016. Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes and net of sublease rentals, is as follows:

For the years ending October 31,	Operating Leases
Remainder of 2010	$1,587
2011	5,386
2012	4,234
2013	3,874
2014	3,273
Thereafter	2,325

Total minimum lease payments	$20,679

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

Employment Matters:

Two of the Company’s three collective bargaining agreements expired in January 2010 and February 2010, respectively. Unions in these two agreements represent 244 employees, or 13% of the Company’s workforce, at July 31, 2010. New contracts for these expiring collective bargaining agreements were entered into for a term from June 1, 2010 to January 31, 2013 and May 31, 2013, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, anticipating pricing in resin markets, our ability to continue to maintain sales and profits of our operations, the execution of our Board-approved plan to restructure and realign the Atlantis Plastics Films businesses, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the costs associated with the shutdown of the Fontana and Cartersville plants (acquired as part of the Atlantis acquisition on October 30, 2008); the implementation of a new operating system; the continuing impact of the U.S. recession; the continuing impact of the global credit and financial environment and other changes in the United States or international economic or political conditions; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2009 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and reports filed thereafter with the SEC, and other publicly available information.

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

As of November 1, 2009, we implemented phase one of a new integrated operating system so that we can improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal control over our financial reporting. In connection with the initial implementation of this system, we supplemented the automated internal controls with additional manual and analytical procedures with a focus on revenue completeness, billing accuracy and inventory valuation. We incurred and charged to operations approximately $1.6 million in consulting costs related to improving user functionality of the system during the first nine months of fiscal 2010.

Concurrent with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant which commenced in November 2008, we completed the shut down of the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants were recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration, including estimated costs for security service, minimal utilities and property taxes. We paid approximately $1.8 million of these restructuring costs during the nine months ended July 31, 2010. We expect to complete our restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases, respectively).

Two of the Company’s three collective bargaining agreements expired in January 2010 and February 2010, respectively. Unions in these two agreements represent 244 employees, or 13% of the Company’s workforce, at July 31, 2010. New contracts for these expiring collective bargaining agreements were entered into for a term from June 1, 2010 to January 31, 2013 and May 31, 2013, respectively.

Market Conditions

In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. During fiscal 2008, resin costs increased substantially, negatively impacting operating margins throughout the year. This was followed by rapid and sharp decreases in resin costs during the first three quarters of fiscal 2009 which caused our results to benefit from a temporary margin increase as resin costs decreased ahead of contractual selling price adjustments. During the first nine months of fiscal 2010, the resin market continues to be volatile. Increasing resin costs during the first six months of the year totaling approximately $0.18 per pound have since been partially mitigated by decreasing resin costs during May through July 2010. This volatility has had a negative impact on volumes and operating margins.

Average resin cost during the three months ended July 31, 2010 was 25% higher, or $0.13 per pound, than the average resin cost during the three months ended July 31, 2009. Average resin cost during the nine months ended July 31, 2010 was 32% higher, or $0.15 per pound, than the average resin cost during the nine months ended July 31, 2009. We believe that resin prices will continue to fluctuate widely during the remainder of fiscal 2010 due to production issues among the resin suppliers, combined with fluctuating prices of oil and natural gas and exporting activities. The marketplace in which we sell our products remains very competitive, and is further complicated by continuing adverse economic circumstances affecting many of our customers, distributors and suppliers. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

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

Results of Operations—Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009

The following table presents unaudited selected financial data for the three months ended July 31, 2010 and 2009 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2010		July 31, 2009
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$204,870	$1.09	$189,750	$0.94	8.0%	$15,120
Gross profit	33,623	0.18	37,483	0.19	(10.3)%	(3,860)
Operating expenses:
Delivery	9,887	0.05	9,781	0.05	1.1%	106
Selling	8,895	0.05	10,027	0.05	(11.3)%	(1,132)
General and administrative	4,869	0.03	6,347	0.03	(23.3)%	(1,478)

Total operating expenses	$23,651	$0.13	$26,155	$0.13	(9.6)%	$(2,504)

Pounds sold		188,238 lbs.		202,529 lbs.

Net Sales

Net sales for the third quarter of fiscal 2010 increased $15.2 million, or 8%, to $204.9 million from $189.7 million for the third quarter of fiscal 2009. The increase was the result of a 15% increase in average selling prices attributable to higher resin costs during the comparable periods, positively affecting net sales by $28.9 million, offset by a 7% decrease in sales volume negatively affecting net sales by $15.4 million. We continued to experience the adverse effects of the economic recession causing total volume to be below management’s expectations. The third quarter of fiscal 2010 also included a $1.7 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for the third quarter of fiscal 2010 decreased $3.9 million to $33.6 million from $37.5 million in the same quarter of the prior fiscal year. During the third quarter of fiscal 2010, we experienced expansion in material margin (net sales less raw material costs) which was offset by lower volumes sold and lower plant utilization during the period. There was an $11.1 million decrease in the LIFO reserve during the third quarter of fiscal 2010 due to decreasing resin costs during May through July 2010, versus a $5.0 million increase in the LIFO reserve during the third quarter of fiscal 2009, for an aggregate decrease of $16.1 million year-over-year. Gross profit adjusted for LIFO reserve fluctuations reflect the negative impact on the business of rapidly changing resin costs and margin compression resulting from extremely competitive market conditions. The third quarter of fiscal 2010 also included $0.4 million of positive impact of foreign exchange relating to our Canadian operations and a $0.3 million decrease in share-based compensation.

Operating Expenses

Operating expenses for the third quarter of fiscal 2010 decreased $2.5 million, or 9.6%, to $23.7 million from the comparable period in the prior fiscal year. The decrease in operating expenses is primarily due to decreased volumes sold in the current period decreasing delivery and selling expenses by $1.4 million and a decrease of $1.2 million related to share-based compensation costs associated with our stock options and performance units, partially offset by an increase in fuel costs. The third quarter of fiscal 2010 also includes a $0.2 million unfavorable effect of foreign exchange increasing reported total operating expenses.

Interest Expense

Interest expense for the three months ended July 31, 2010 increased $45,000 as compared to the prior year period, resulting primarily from higher average borrowings on our Credit Facility.

Other, net

Other, net for the three months ended July 31, 2010 amounted to $0.1 million in income, as compared to $0.2 million in expense for the three months ended July 31, 2009. The change between the periods is primarily attributable to unrealized gains for the three months ended July 31, 2010 compared to unrealized losses in the prior year period on foreign currency denominated payables and receivables which resulted from changes in foreign currency exchange rates, primarily the Canadian dollar.

Income Tax Provision

The provision for income taxes for the three months ended July 31, 2010 was $2.5 million on income before the provision for income taxes of $6.3 million. The difference between the effective tax rate of 40.3 percent for the three months ended July 31, 2010 and the U.S. federal tax rate of 35.0 percent, primarily relates to a provision for a true-up of prior year estimates in the United States and the provision for state taxes in the United States, net of federal benefit, partially offset by a reduction in the Canadian tax rate and a change to the U.S. state tax rates.

The provision for income taxes for the three months ended July 31, 2009 was $1.9 million on income before the provision for income taxes of $7.3 million. The difference between our effective tax rate of 26.2 percent and the U.S. federal tax rate of 35.0 percent primarily relates to a benefit for a true-up of prior year estimates in the United States, including additional New Jersey Additional Minimum Assessments and research and development tax credits resulting from conclusion of the New Jersey state audit, partially offset by the provision for state taxes in the United States, net of federal benefit.

Results of Operations—First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009

The following table presents unaudited selected financial data for the nine months ended July 31, 2010 and 2009 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2010		July 31, 2009
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$577,702	$1.03	$552,529	$0.98	4.6%	$25,173
Gross profit	77,473	0.14	127,248	0.22	(39.1)%	(49,775)
Operating expenses:
Delivery	28,341	0.05	28,246	0.05	0.3%	95
Selling	26,545	0.05	28,610	0.05	(7.2)%	(2,065)
General and administrative	15,670	0.03	16,929	0.03	(7.4)%	(1,259)

Total operating expenses	$70,556	$0.13	$73,785	$0.13	(4.4)%	$(3,229)

Pounds sold		558,361 lbs.		565,752 lbs.

Net Sales

Net sales for the nine months ended July 31, 2010 increased $25.2 million, or 5%, to $577.7 million from $552.5 million in the same period of the prior fiscal year. The increase was the result of a 5% increase in average selling prices attributable to higher resin cost during the comparable periods, positively affecting net sales by $26.1 million, partially offset by a 1% decrease in sales volume negatively affecting net sales by $7.5 million. The first nine months of fiscal 2010 also included a $6.6 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for the first nine months of fiscal 2010 decreased $49.7 million to $77.5 million from $127.2 million in the same period of the prior fiscal year. There was a $6.2 million increase in the LIFO reserve during the first nine months of fiscal 2010 versus a $21.3 million decrease in the LIFO reserve during the first nine months of fiscal 2009, for an aggregate increase of $27.5 million year-over-year. Excluding the effects of the LIFO reserve increase, gross profit decreased $22.2 million primarily due to a lag in selling price increases during the period and lower plant utilization. The first nine months of fiscal 2010 also included $0.9 million of consulting costs associated with the implementation of our new operating system and $1.2 million of positive impact of foreign exchange relating to our Canadian operations.

Operating Expenses

Operating expenses for the first nine months of fiscal 2010 decreased $3.2 million, or 4.4%, to $70.6 million from the comparable period in the prior fiscal year. The decrease in operating expenses is primarily due to cost cutting initiatives implemented during fiscal 2009 reducing operating expenses, combined with decreased volumes sold in the current period decreasing selling and delivery expenses by $0.7 million and a decrease of $1.3 million related to share-based compensation costs associated with our stock options and performance units, partially offset by $0.7 million of consulting costs associated with the implementation of our new operating system and an increase in fuel costs. The first nine months of fiscal 2010 also includes $0.8 million unfavorable effect of foreign exchange increasing reported total operating expenses. The first nine months of fiscal 2009 included approximately $0.8 million related to transitional services associated with the Atlantis acquisition.

Interest Expense

Interest expense for the nine months ended July 31, 2010 decreased $0.6 million as compared to the prior year period, resulting primarily from lower average borrowings and interest rates on our Credit Facility reducing interest expense by $0.3 million and $0.5 million lower interest expense on our 2013 Notes, as a result of the extinguishment of $14.8 million of the 2013 Notes in April 2009.

Other Operating Income

Other operating income for the nine months ended July 31, 2010 was $0.3 million and represented net gains on sales of fixed assets during the period as compared to net gains on sales of fixed assets of $7,000 in the prior year period.

Other, net

Other, net for the nine months ended July 31, 2010 amounted to $0.3 million in income, as compared to $0.6 million in expense for the nine months ended July 31, 2009. The change between the periods is primarily attributable to unrealized gains for the nine months ended July 31, 2010 compared to unrealized losses in the prior year period on foreign currency denominated payables and receivables which resulted from changes in foreign exchange rates, primarily the Canadian dollar.

Income Tax Provision (benefit)

The benefit for income taxes for the nine months ended July 31, 2010 was $1.3 million on a loss before the benefit for income taxes of $4.0 million. The difference between the effective tax rate of 33.0 percent for the nine months ended July 31, 2010 and the U.S. federal tax rate of 35.0 percent, primarily relates to the net benefit for state taxes in the United States, true-up of deferred taxes as a result of a reduction in the Canadian statutory tax rate and utilization of previously reserved foreign tax credits related to U.S. receipt of the Canadian dividend, offset by a provision for a true-up of prior year’s estimates in the United States and a provision for state taxes and withholding taxes paid.

The provision for income taxes for the nine months ended July 31, 2009 was $17.0 million on income before the provision for income taxes of $46.1 million. The difference between our effective tax rate of 36.9 percent and the U.S. federal tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal benefit, partially offset by a benefit for a true-up of prior year estimates in the United States.

Reconciliation of Non-GAAP Measures to GAAP

We define Adjusted EBITDA as income (loss) before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, other non-operating income (expense) and non-cash share-based compensation expense (income). We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), other non-operating items and non-cash share-based compensation. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Third Quarter Fiscal 2010	Third Quarter Fiscal 2009	July YTD Fiscal 2010	July YTD Fiscal 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Net income (loss)	$3,746	$5,417	$(2,651)	$29,112
Provision (benefit) for taxes	2,532	1,921	(1,307)	17,005
Interest expense	3,804	3,759	11,414	12,052
Depreciation and amortization expense	5,252	4,787	15,978	14,151
(Decrease) increase in LIFO reserve	(11,070)	5,039	6,205	(21,322)
Gain on extinguishment of debt, net	—	—	—	(5,285)
Other non-operating (income) expense	(54)	234	(280)	586
Non-cash share-based compensation	341	1,858	1,266	3,005

Adjusted EBITDA	$4,551	$23,015	$30,625	$49,304

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to buy back shares of our common stock and 2013 Notes.

Despite the challenging financial markets and economic conditions, the Company maintains a strong balance sheet and liquidity that provides us with financial flexibility. As market conditions change, we continue to monitor our liquidity position. We ended the first nine months of fiscal 2010 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $187.0 million, compared with $169.7 million at the end of fiscal 2009. During the nine months ended July 31, 2010, in addition to our normal operating activities, we repurchased 236,400 shares of our common stock in the open market for $6.7 million, invested $10.7 million in capital expenditures, and increased our investment in inventories, excluding the non-cash effects of LIFO, by $8.3 million reflecting higher resin costs.

Our working capital amounted to $88.5 million at July 31, 2010 compared to $74.1 million at October 31, 2009. The increase in working capital of $14.4 million was primarily due to a $3.9 million increase in accounts receivable as a result of higher sales, the aforementioned net impact of inventories and a $6.6 million decrease in accrued expenses resulting from the payment of accrued fiscal 2009 bonuses and the payments made under our restructuring plan.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next twelve months. However, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe our strong balance sheet affords us the flexibility to weather uncertain economic events from a position of strength. At July 31, 2010, we had an aggregate of approximately $117.6 million available under our various worldwide credit facilities.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the nine months ended July 31, 2010 and 2009:

	For the Nine Months Ended July 31,
	2010	2009
	(in thousands)
Total cash provided by (used in) operations:
Operating activities	$60	$77,997
Investing activities	(10,398)	(17,232)
Financing activities	10,614	(59,982)
Effect of exchange rate changes on cash	324	243

Increase in cash and cash equivalents	$600	$1,026

Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $0.9 million at July 31, 2010, as compared to $0.3 million at October 31, 2009. Net cash provided by operating activities during the nine months ended July 31, 2010 was $0.1 million, and was comprised of a net loss of $2.7 million adjusted for non-cash operating income totaling $22.1 million primarily related to depreciation and amortization and change in LIFO reserve. Cash used by operating activities includes a $3.9 million increase in accounts receivable resulting primarily from an increase in sales revenue during the comparable periods, an $8.3 million increase in inventories reflecting higher resin costs, and a $6.6 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2009 and paid during the first quarter of fiscal 2010 and payments made under our restructuring plan.

Investing Activities

Net cash used in investing activities during the nine months ended July 31, 2010 was $10.4 million, resulting from $10.7 million in capital expenditures, partially offset by $0.3 million of proceeds received from sales of machinery and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended July 31, 2010 was $10.6 million, resulting primarily from $18.3 million in borrowings under our Credit Facility and $0.9 million of proceeds from issuance of common stock under our stock option and employee stock purchase plans, partially offset by repurchases of our common stock totaling $6.7 million, $0.8 million of capital lease payments, and $0.4 million of repayments of our Pennsylvania loans.

Sources and Uses of Liquidity

Debt

We maintain a secured credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A, as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at July 31, 2010 and October 31, 2009 under the Credit Facility was $112.7 million and $113.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. Borrowings outstanding and availability under the Canadian credit facility were zero and $4.9 million, respectively, at July 31, 2010, and zero and $4.6 million, respectively, at October 31, 2009.

Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Repurchase Programs

On November 2, 2009, the Board of Directors terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows us to spend up to $25.0 million to repurchase our outstanding 2013 Notes, all of which remains available for repurchase under the 2010 Senior Note Repurchase Program. Please refer to Note 6 of the consolidated financial statements for further discussion of the program.

We have a $10.0 million stock repurchase program (the “June 2010 Repurchase Program”). Subsequent to quarter end, on August 4, 2010, the Board authorized a $6.5 million increase to the June 2010 Repurchase Program. $0.8 million remains available for repurchases under the June 2010 Repurchase Program. Please refer to Note 8 of the consolidated financial statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of July 31, 2010 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2010	$134	$6,326	$347	$1,587	$8,394
2011	441	12,684	1,386	5,386	19,897
2012	145	12,674	1,386	4,234	18,439
2013(1)	186,124	6,361	1,386	3,874	197,745
2014	89	48	1,386	3,273	4,796
Thereafter	967	225	578	2,325	4,095

Total(1)	$187,900	$38,318	$6,469	$20,679	$253,366

(1)	Borrowings include $160.2 million Senior Notes due on March 15, 2013 and $25.8 million of variable rate borrowings (outstanding borrowings under our Credit Facility) due December 15, 2012. See Note 6 of the Consolidated Financial Statements for further discussion of our debt.

In addition to the amounts reflected in the table above:

Concurrent with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant, which commenced in November 2008, we shut down the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants have been recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration. We incurred approximately $1.8 million of these restructuring costs during the nine months ended July 31, 2010. We expect to complete the restructuring activities related to the Fontana facility during fiscal 2010 and by July 2015 for the Cartersville facility (commensurate with the expiration of the Fontana and Cartersville leases, respectively). Due to the current market conditions in the respective areas, no sublease income was assumed for purposes of calculating the estimated shut-down costs.

Subsequent to quarter end, we repurchased 402,776 shares of our common stock at an aggregate purchase price of $11.0 million. We have approximately $0.8 million remaining under the June 2010 Repurchase Program. Please refer to Note 8 of the consolidated financial statements for further discussion.

We expect to incur approximately $5.0 million of capital expenditures during the remainder of fiscal 2010.

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

There were no material changes to our critical accounting policies during the nine months ended July 31, 2010.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2010, the carrying value of our total debt was $187.9 million of which approximately $162.1 million was fixed rate debt (2013 Notes and the Pennsylvania Industrial Loans). As of July 31, 2010, the estimated fair value of our 2013 Notes was approximately $162.3 million. As of July 31, 2010, the carrying value of our Pennsylvania Industrial Loans was $1.9 million which approximates fair value.

Floating rate debt at July 31, 2010 and October 31, 2009 totaled $25.8 million and $7.5 million, respectively. Based on the floating rate debt outstanding during fiscal 2010 (our Credit Facility), a one-percent increase or decrease in the average interest rate would result in a change to interest expense of approximately $0.3 million.

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

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. We had a total of 5 and 12 open foreign exchange forward contracts outstanding at July 31, 2010 and October 31, 2009, respectively, with total notional contract amounts of $2.1 million and $13.8 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts was a net liability of $6,000 and a net asset of $140,000 at July 31, 2010 and October 31, 2009, respectively.

We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with financial institutions and have not experienced nonperformance by counterparties. We anticipate performance by all counterparties to such agreements.

See Note 11 to the Consolidated Financial Statements for further discussion.

Our Canadian subsidiary had no third party outstanding debt on July 31, 2010 and October 31, 2009, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing our need to enter into foreign exchange forward contracts.

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

As of July 31, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level at July 31, 2010.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In particular, as of November 1, 2009, we implemented phase one of a new integrated operating system so that we can improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal controls over our financial reporting. During the three months ended July 31, 2010, we continued to supplement the automated internal controls with additional manual and analytical procedures with a focus on revenue completeness, billing accuracy and inventory valuation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended July 31, 2010.

2010 period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1-May 31	—	$—	—	$10,000,000
June 1-June 30	71,400	$26.71	71,400	$8,093,088
July 1-July 31	112,500	$24.97	112,500	$5,283,546

Total	183,900	$25.65	183,900	$5,283,546

On June 7, 2010, our Board terminated the June 2008 stock repurchase program and approved a new $10.0 million stock repurchase program (the “June 2010 Repurchase Program”). On August 4, 2010, our Board authorized a $6.5 million increase to the June 2010 Repurchase Program. $0.8 million remains available for repurchase under such program. Please refer to Note 8 of the consolidated financial statements for further discussion of the program.

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

AEP Industries Inc.

Dated: September 9, 2010	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: September 9, 2010	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)