Form 10-K
period 2010-10-31
AEP INDUSTRIES INC
filed 2011-01-14
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 30, 2010 was $106,830,400, based upon the closing price of $27.63 as reported by the Nasdaq Global Select Market on such date. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 11, 2011 was 6,141,602.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2011 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the costs associated with the shutdown of the Fontana and Cartersville plants (acquired as part of Atlantis acquisition on October 30, 2008); the implementation of the final phase of a new operating system; the continuing impact of the U.S. recession and the global credit and financial environment and other changes in the United States or international economic or political conditions; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

For a discussion of key operational developments occurring in fiscal 2010, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products

As stated above, we manufacture and market an extensive and diverse line of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. Flexible packaging and film products are thin, ductile bags, sacks, labels and films used for food and non-food consumer, agricultural and industrial items.

The following table summarizes our product lines:

Product	Material	Examples of Uses
custom films	polyethylene co-extruded and monolayer custom designed films	• drum, box, carton, and pail liners • furniture and mattress bags • films to cover high value products • magazine overwrap

stretch (pallet) wrap	polyethylene	• pallet wrap

PROformance® films	Co-extruded and monolayer polyolefin films	• cereal box liners • fresh cut produce packaging • frozen foods • medical

polyvinyl chloride wrap	polyvinyl chloride	• food and freezer wrap

printed and converted films	polyethylene	• printed shrink films • printed, laminated, converted films for flexible packaging to consumer markets

Product	Material	Examples of Uses
other products and specialty films	unplasticized polyvinyl chloride polyethylene	• battery labels • credit card laminate • retail and institutional films and products • twist wrap • canliners • table covers, aprons, bibs and gloves • agricultural films

Net sales by product line for each of the years ended October 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(in thousands)
Custom films	$275,825	$240,182	$336,439
Stretch (pallet) wrap	245,232	217,999	184,516
PROformance® films	65,137	77,804	18,189
Polyvinyl chloride wrap	79,881	77,870	88,672
Printed and converted films	9,660	9,659	10,006
Other products and specialty films	124,835	121,305	124,409

Total	$800,570	$744,819	$762,231

No single customer accounted for more than 10% of net sales in any fiscal year. No single customer accounted for more than 10% of our accounts receivable balance at October 31, 2010. See Note 13 in our consolidated financial statements for information regarding the Company’s operations by geographical area (United States and Canada).

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

PROformance® Films

We offer a full range of coextruded polyolefin films, and custom designed monolayer films designed specifically to service the flexible packaging market. Capable of being printed and laminated by flexible packaging applications, our PROformance® films are used for food, pharmaceutical and medical applications and are available in up to five layers for applications requiring strength, clarity, sealability, barrier properties against oxygen or moisture transmission, and breathability for preserving freshness.

Polyvinyl Chloride Wrap

We manufacture specifically formulated in-store and pre-store films with our Resinite® line of polyvinyl chloride (“PVC”) food wrap for the supermarket and industrial markets. We offer a broad range of products with approximately 50 different formulations. Our Griffin, Georgia facility also produces dispenser (ZipSafe® cutter) boxes containing polyvinyl chloride food wrap for sale to consumers and institutions, including restaurants, schools, hospitals and penitentiaries. These institutional polyvinyl chloride food wrap products are marketed under several private labels and under our own Seal Wrap® name. By allowing oxygen to pass through, our PVC films are ideal for packaging of fresh red meats, poultry, fish, fruits, vegetables and bakery products. We also provide PVC films for windowing, blister packaging and aseptic shrink bundling film in the industrial marketplace.

Printed and Converted Films

We manufacture six, eight and ten color printing, solventless lamination, bags, and wicketed bags. Our printed and converted films provide printed rollstock to the food and beverage industries and other manufacturing and distributing companies. We also convert printed rollstock to bags and pouches for use by bakeries, fresh or frozen food processors, manufacturers or other dry goods processors.

Other Products and Specialty Films

We also manufacture other products in order to meet the full spectrum of our customers’ total packaging requirements. We manufacture unplasticized polyvinyl chloride (“UPVC”) film for use in battery labels, twist films, credit card laminates, PVC films for sale to retailers for use by consumers and a variety of film products with agricultural applications such as mulch films, fumigation films and sileage films. We also produce disposable consumer and institutional plastic products for the food service, party supply and school/collegiate markets, marketed under the Sta-Dri® brand name. Products produced include table covers and skirts, aisle runners, aprons, bibs, gloves, boots, freezer/storage bags, saddle pack bags, locker wrap and custom imprint designs.

Manufacturing

We conduct our manufacturing operations at 12 strategically located and integrated extrusion facilities in the United States and Canada. Each manufacturing facility is ISO-compliant (International Organization for Standardization) with the exception of our Mankato institutional products facility. We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from inventory, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products. The size and location of our manufacturing facilities, as well as their capacity to manufacture multiple types of flexible packaging products and to re-orient equipment as market conditions warrant, enable us to achieve savings and minimize overhead and transportation costs, and to better serve our customers and remain competitive. See Item 2, “Properties” for a discussion of product lines manufactured at each facility as of October 31, 2010.

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

Raw Materials

We manufacture film products primarily from polyethylene, polypropylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. We currently purchase resins from major North American resin suppliers and believe any combination of purchases from such suppliers, as well as other suppliers we do not currently do business with, could satisfy our ongoing resin requirements. Our top three suppliers of resin during fiscal 2010 supplied us with 30%, 28% and 21%, respectively. Given the significant effect of resin costs on our operations and financial results, we have elected to focus our purchases with three suppliers in order to take advantage of the volume rebates which are customary among resin suppliers and critical to our success. Although the plastics industry has from time to time experienced shortages of resin supply and we have limited contractual protections in the event of such shortage, we believe we are well positioned to deal with such risks given our significant relationships and history with existing suppliers, as well as suppliers with whom we currently do not do business.

The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers. See Item 1A, “Risk Factors.”

Backlog

Our total backlog at October 31, 2010 was approximately $54.9 million, compared with approximately $53.4 million at October 31, 2009. We do not consider any specific month’s backlog to be a significant indicator of sales trends due to the various factors that influence backlog.

Quality Control

We believe that maintaining the highest standards of quality in all aspects of our manufacturing operations plays an important part in our ability to maintain our competitive position. We have adopted strict quality control systems and procedures designed to test the mechanical properties of our products, such as strength, puncture resistance, elasticity, abrasion characteristics and sealability, which we regularly review and modify as appropriate. As part of our commitment in providing the highest level of quality to our customers, we maintain an ISO 9001:2008 quality system in substantially all of manufacturing operations. ISO 9001:2008 is a quality management standard that helps organizations achieve standards of quality that are recognized and respected throughout the world.

Marketing and Sales

We believe that our ability to provide superior customer service is critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities and our ability to timely deliver products is a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers, which we attribute to our ability to consistently manufacture high-quality products and provide timely delivery and superior customer service. We serve over 3,000 customers worldwide, none of which individually accounted for more than 4% of our net sales in fiscal 2010.

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

We generally sell either directly to customers who are end-users of our products or to distributors, including nation-wide brokers, for resale to end-users. In fiscal 2010, 2009 and 2008 approximately 62%, 61%, and 62%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users.

Distribution

We believe that the timely delivery of our products to customers is a critical factor in our ability to maintain and grow our market position. In North America, all of our deliveries are by contracted third parties, and we monitor and control such shipments through “On Demand” Transportation Management System (TMS) software. The TMS system provides detailed reports, tracking of every shipment to customer delivery and carrier management. This enables us to better control the distribution process and ensure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500 mile radius of our plants. This enables us to reduce our use of warehouse space to store products and utilize the most efficient and economical shipping methods. We also ship products great distances when necessary and export from the United States and Canada.

Research and Development

We have a research and development department with a staff of approximately 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2010, we focused a significant portion of our research and development efforts toward analyzing, merging and validating the comparable products lines of AEP’s existing products with those of Atlantis. Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2010, 2009 and 2008, we spent $1.8 million, $1.8 million and $1.1 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

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

Employees

At October 31, 2010, we had approximately 2,000 full and part time employees worldwide, including officers and administrative personnel. As of such date, we had three collective bargaining agreements covering 316 employees, which expire in March 2011, January 2013, and May 2013, respectively. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations and liquidity.

Executive Officers of the Registrant

At January 14, 2011, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	69	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	68	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	46	Executive Vice President, Sales and Marketing
David J. Cron	56	Executive Vice President, Manufacturing
Paul C. Vegliante	45	Executive Vice President, Operations
Lawrence R. Noll	62	Vice President, Tax and Administration, and Director
James B. Rafferty	58	Vice President, Treasurer and Secretary
Linda N. Guerrera	43	Vice President and Controller

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

Lawrence R. Noll has been our Vice President, Tax and Administration since April 2007 and a director since February 2005. Prior thereto, he was our Vice President and Controller from 1996 to April 2007, our Vice President, Finance from 1993 to 1996, our Controller from 1980 to 1993, and our corporate Secretary from 1993 to 1998 and April 2005 to April 2007. He also served as a director from 1993 to 2004.

James B. Rafferty has been our Vice President and Treasurer since November 1996 and Secretary since April 2007. Prior thereto, he was our Assistant Treasurer from July 1996 to November 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

Linda N. Guerrera has been our Vice President and Controller since April 2007. Prior thereto, she was our Director of Financial Reporting from September 2006 to April 2007 and our Assistant Controller—International Operations from October 1996 to September 2006. Prior to joining the Company, Ms. Guerrera was a manager at Arthur Andersen LLP in New York City.

Certain family relationships exist between our directors and executive officers: Messrs. Powers and Vegliante are the sons-in-law of Mr. Barba; Messrs. Barba and Cron are cousins; and Ms. Guerrera is the daughter-in-law of Mr. Feeney.

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

The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in a large part, on the markets for these resins. We use resins that are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. Over the past several years, we have at times experienced significant fluctuations in resin prices and availability.

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

Economic conditions in the United States during fiscal 2010 were difficult with global economic and financial markets experiencing substantial disruption, which also increased the difficulty in passing through the full amount of cost increases. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations, financial condition and liquidity will be adversely affected. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of resin costs on results of operations in fiscal 2010.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying plastic packaging products is extremely competitive. Lower volumes as a result of the current economic environment have intensified an already competitive marketplace. The competition in our market is highly price sensitive; we also compete on the basis of quality, service, timely delivery and differentiation of product properties. We face intense competition from numerous competitors, including from local manufacturers which specialize in the extrusion of a limited group of products, which they market nationally, and a limited number of manufacturers of flexible packaging products which offer a broad range of products and maintain production and marketing facilities domestically and internationally. Certain of our competitors may have extensive production facilities, well-developed sales and marketing staffs and greater financial resources than we do. We believe that there are few barriers to entry into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market for a plastic packaging product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. In addition, we compete with other packaging product manufacturers, many of which can offer consumers non-plastic packaging solutions. Many of these competitors have greater financial resources than we do and such competition can result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of our market share, which could materially adversely affect our operations and financial condition. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

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

Compliance with these laws and regulations may require material expenditures by us. Actions by federal, state, local and foreign governments concerning environmental and health and safety matters could result in laws or regulations that could increase the cost of manufacturing our products. In addition, the nature of our current and former operations and the history of industrial uses at some of our manufacturing facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters. We may also be exposed to claims for violations of environmental laws and regulations by previous owners or operators of our property. Such liability may be imposed without regard to fault, and under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. In addition, the presence of, or failure to remediate, hazardous substances or waste may adversely affect our ability to sell or rent any property or to use it as collateral for a loan. We also may be liable for costs relating to the investigation, remediation or removal of hazardous waste and substances from a disposal or treatment facility to which we or our predecessors sent waste or materials.

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

The existing global economic and financial market environment has caused, among other things, lower levels of liquidity, increased borrowing rates, increased rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been severely affected by the ongoing impacts of the economic and financial market difficulties. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which has and could continue to lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or may go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

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

The majority of the resins purchased by the Company are purchased under supply contracts which are typically renewed annually. In fiscal 2010, the Company purchased approximately 30%, 28% and 21% of its resin requirements from its three largest suppliers. Each of these suppliers produce resins in multiple locations, and should any one, or a combination of these locations fail to meet the Company’s needs, the Company believes sufficient capacity exists among its remaining contract holders, the open market and the secondary markets to supply any shortfall that may result. Nevertheless, it is not always possible to replace a specialty resin without a disruption in our operations and replacement of significant supply is often at higher prices.

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

Unions represent 316 employees, or 16% of our workforce, at October 31, 2010, under three collective bargaining agreements which expire in March 2011, January 2013 and May 2013, respectively. Although we believe that our present labor relations with our employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

At October 31, 2010, our executive officers beneficially owned 1,313,746 shares of our common stock and have the right to acquire an additional 120,239 shares of our common stock. Their ownership and voting control over approximately 21% of our common stock, together with their duties as executive officers, gives them significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or stockholders for approval, including acquisitions, mergers, consolidations and the sale of all or substantially all of our assets.

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

We are currently and will continue to be highly dependent on automated systems to record and process Company and customer transactions and certain other components of the Company’s financial statements. As of November 1, 2009, we began implementing the initial phase of a new integrated operating system to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen our internal control over our financial reporting. During fiscal 2010, we supplemented the automated internal controls with additional manual and analytical procedures with a focus on revenue completeness, billing accuracy and inventory valuation. During fiscal 2011, we will begin implementing the final phase of our new system, which is centered in our manufacturing facilities, and expected to be completed during fiscal 2012. We may not be able to successfully implement the final phase of the new system in an effective or timely manner or could fail to complete all necessary data reconciliation or other conversion controls when implementing the new system. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of the final phase of the new operating system. Failure to effectively implement our new operating system may adversely affect our operations as well as customer perceptions and our internal control over financial reporting.

Financial Risks

Capital markets have experienced a significant period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The recent disruptions in the U.S. capital markets have lowered the availability of capital and increased its cost. The impacts of these conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. Limitations on available capital, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing, and other important financing terms, has been and may continue to be materially adversely impacted by these market conditions.

To service our debt or redeem such debt upon a change of control, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, obtain additional equity capital or indebtedness, or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all. As of October 31, 2010, we could have borrowed up to an additional $103.5 million under our U.S. credit facility and an additional $4.9 million under our Canadian credit facility.

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

Our common stock generally has had a low trading volume historically, which could limit trading and cause further volatility in our stock.

Shares of common stock eligible for future sale, and additional equity offerings by us, may adversely affect our common stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2010 under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which approximately 6.1 million shares of common stock were outstanding and approximately 0.2 million shares of common stock were issuable related to the exercise of currently outstanding stock options and 0.2 million shares of common stock were issuable related to settlement of performance units if the performance unit holders elected settlement in stock.

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

As of October 31, 2010, $4.9 million remains available under the current stock repurchase program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law imposes various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. For example, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

In addition, our restated certificate of incorporation and fifth amended and restated by-laws contain provisions that may discourage, delay or prevent a third party from acquiring us, even if doing so would be beneficial to our stockholders. These provisions include:

•	requiring supermajority approval of stockholders for certain business combinations or an amendment to, or repeal of, the by-laws;

•	prohibiting stockholders from acting by written consent without board approval;

•	prohibiting stockholders from calling special meetings of stockholders;

•	establishing a classified board of directors, which allows approximately one-third of our directors to be elected each year;

•	limitations on the removal of directors;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	permitting the board of directors to amend or repeal the by-laws; and

•	permitting the board of directors to designate one or more series of preferred stock.

Our issuance of preferred stock could adversely affect holders of our common stock.

We are currently authorized to issue one million shares of preferred stock in accordance with our restated certificate of incorporation, none of which is issued and outstanding. Our board of directors has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey. The lease terminates in February 2015.

The following table describes the manufacturing facilities that we own or lease and currently utilize for operations as of October 31, 2010. All of these facilities are located in the United States and Canada. Substantially all of the owned properties are pledged as collateral under our various credit facilities and the Wright Township, Pennsylvania facility is pledged under the Pennsylvania Industrial Loans. The following chart sets forth the square footage of such manufacturing facilities, including warehousing space. All of the properties are owned unless noted otherwise.

Location	Approximate Square Footage	Types of Film Produced
Griffin, Georgia	322,000	PVC food wrap, UPVC
Wright Township, Pennsylvania	433,000	Custom, PROformance and stretch
Matthews, North Carolina	394,000	Custom and stretch
Alsip, Illinois	182,000	Custom
West Hill, Ontario, Canada	138,000	PVC food wrap
Chino, California	259,000	Custom and stretch
Waxahachie, Texas	216,000	Custom
Tulsa, Oklahoma	126,000	Stretch
Nicholasville, Kentucky	125,000	Stretch
Mankato, Minnesota	104,000	Custom, PROformance
Mankato, Minnesota	65,000	Institutional products
Bowling Green, Kentucky(A)	165,000	Printed and converted, custom, PROformance

Total	2,529,000

(A)	Lease ends February 2, 2012. The lease contains an option to purchase the facility. If we elect not to purchase, we have two five-year options to extend the lease with the initial extension based on an August 31, 2011 start date.

As of October 31, 2010, we also had manufacturing facilities located in each of Fontana, California and Cartersville, Georgia that were acquired from Atlantis on October 30, 2008. Production in the Fontana location ceased in November 2008 and such lease terminated December 15, 2010. Production in Cartersville ceased on October 31, 2009, although we remain party to the facility lease ending July 31, 2015. We have entered into a sublease for the Cartersville property aggregating approximately $0.4 million in sublease income for the period January 2011 to July 2015.

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

As of October 31, 2010, our manufacturing facilities (excluding Fontana and Cartersville) had a combined average annual production capacity exceeding one billion pounds.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, party to litigation arising in the normal course of our business. We believe that there are currently no legal proceedings the outcome of which would have a material adverse effect on our financial position or our results of operations.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “AEPI.” The high and low closing prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2009 and 2010, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2009
First quarter (November-January)	$20.73	$13.16
Second quarter (February-April)	20.33	11.08
Third quarter (May-July)	31.91	20.81
Fourth quarter (August-October)	41.32	31.50
2010
First quarter (November-January)	$41.94	$33.22
Second quarter (February-April)	38.22	26.02
Third quarter (May-July)	28.90	22.76
Fourth quarter (August-October)	29.82	20.89

On January 11, 2011, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $25.65.

Holders

On January 11, 2011, our common stock was held by approximately 1,500 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

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

Purchases of Equity Securities by the Issuer

The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended October 31, 2010.

2010 period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1-August 31	402,776	$27.29	—	$793,022	(a)
September 1-September 30	119,300	$21.16	—	$5,476,072	(b)
October 1-October 31	24,149	$23.89	—	$4,899,129

Total	546,225	$25.80	—	$4,899,129

(a)	On June 7, 2010, the Board approved a new $10.0 million stock repurchase program (the “June 2010 Repurchase Program”). On August 4, 2010, our Board authorized a $6.5 million increase to the June 2010 Repurchase Program.

(b)	On September 15, 2010, our Board terminated the June 2010 Repurchase Program and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). Please refer to Note 10 of the Consolidated Financial Statements for further discussion of the program.

Performance Graph

The following graph compares, for the five-year period ended on October 31, 2010, the cumulative total stockholder return on our common stock against the cumulative total return of:

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

The graph assumes $100 was invested on October 31, 2005 in our common stock, the S&P 500 Index and the peer group consisting of twelve companies, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	For the Year Ended October 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$800,570	$744,819	$762,231	$666,318	$697,233
Gross profit	110,074	160,436	96,822	139,152	151,236
Operating income	15,720	60,387	9,593	52,866	66,964
Interest expense	(15,206)	(15,749)	(15,731)	(15,551)	(15,437)
Other income (expense), net	455	4,785	916	779	(7,703)
Income (loss) from continuing operations before (provision) benefit for income taxes	969	49,423	(5,222)	38,094	43,824
(Provision) benefit for income taxes(1)	(1,492)	(18,994)	8,534	(15,217)	(8,432)
(Loss) income from continuing operations	(523)	30,429	3,312	22,877	35,392
(Loss) income from discontinued operations	(43)	1,099	8,932	7,175	27,537
Net (loss) income	$(566)	$31,528	$12,244	$30,052	$62,929
Basic (Loss) Earnings per Common Share:
(Loss) income from continuing operations	$(0.08)	$4.48	$0.49	$3.05	$4.20

(Loss) income from discontinued operations	$(0.01)	$0.16	$1.32	$0.96	$3.27

Net (loss) income per common share	$(0.08)	$4.65	$1.80	$4.00	$7.46

Diluted (Loss) Earnings per Common Share:
(Loss) income from continuing operations	$(0.08)	$4.45	$0.48	$2.99	$4.14

(Loss) income from discontinued operations	$(0.01)	$0.16	$1.31	$0.94	$3.22

Net (loss) income per common share	$(0.08)	$4.61	$1.79	$3.93	$7.35

Cash dividends declared and paid	—	—	—	—	—

	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data (at period end):
Total assets	$350,796	$360,070	$390,840	$328,792	$336,080
Total debt (including current portion)	185,700	170,000	249,155	184,077	182,802
Shareholders’ equity	56,630	75,800	40,140	42,370	57,593

(1)	Benefit for income taxes from continuing operations for the year ended October 31, 2008 includes $7.0 million in benefits arising from previously unrecognized tax benefits resulting from the completion in September 2008 of an IRS examination for fiscal 2005 and 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal 2010 Developments

As of November 1, 2009, we implemented the initial phase of a new integrated operating system to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen our internal control over financial reporting. In connection with the initial implementation of this system, we supplemented the automated internal controls with additional manual and analytical procedures with a focus on revenue completeness, billing accuracy and inventory valuation. We incurred and charged to operations approximately $1.7 million in consulting costs related to improving user functionality of the system during the fiscal year 2010. During fiscal 2011, we will begin implementing the final phase of our new system, which is centered in our manufacturing facilities. Completion is expected in early fiscal 2012.

Concurrent with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant which commenced in November 2008, we completed the shut down of the acquired Cartersville, Georgia plant on October 31, 2009. Estimated costs of approximately $5.9 million associated with shutting down these plants were recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration, including estimated costs for security service, minimal utilities and property taxes. We paid approximately $2.3 million of these restructuring costs during the fiscal year ended October 31, 2010. We completed the restructuring activities related to the Fontana facility in December 2010 and expect to complete the restructuring activities for the Cartersville facility by July 2015 (commensurate with the expiration of the Fontana and Cartersville leases, respectively). We have entered into a sublease for the Cartersville property commencing January 2011 and as such, our future costs associated with this facility have been reduced. Due to this sublease and the settlement of certain obligations for less than expected, $2.2 million of the $5.9 million restructuring reserve has been reversed in the fourth quarter of fiscal 2010 with a corresponding decrease in property, plant and equipment and intangible assets.

We incurred approximately $15.9 million of capital expenditures during fiscal 2010, primarily related to the moving and reinstallation of productions lines in our Chino, Mankato and Matthews plants from the shut-down of Fontana and Carterville plants, an addition to our Matthews plant and the new computer operating system.

During fiscal 2010, we repurchased 782,625 shares of our common stock at an aggregate purchase price of $20.7 million.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. During fiscal 2008, resin costs increased substantially, negatively impacting operating margins throughout the year. This was followed by rapid and sharp decreases in resin costs during the first three quarters of fiscal 2009 which caused our results to benefit from a temporary margin increase as resin costs decreased ahead of contractual selling price adjustments. The resin market continued to be volatile during fiscal 2010 with increasing resin costs during the first six months of the year totaling approximately $0.18 per pound followed by sharp decreases in the third quarter and ending with increasing costs in the fourth quarter. Average resin costs for fiscal 2010 was 27% higher, or $0.14 per pound, than the average resin costs during fiscal 2009. This volatility has had a negative impact on volumes and operating margins.

We believe that resin prices will continue to fluctuate widely during fiscal 2011 due to production issues among the resin suppliers, combined with fluctuating prices of oil and natural gas and exporting activities. The industry is currently experiencing a shortage of certain raw materials. At this time, we have been able to secure sufficient supply to meet our production needs; however, the shortage has further increased raw material costs. There can be no assurance that we will be able to continue to secure sufficient supply or be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

The marketplace in which we sell our products remains very competitive, and is further complicated by continuing adverse economic circumstances affecting many of our customers, distributors and suppliers. It is difficult to predict the continuing impact of the economic slowdown on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we have taken appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations—Fiscal 2010 Compared to Fiscal 2009

The following table presents selected financial data for fiscal 2010 and 2009 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Year Ended October 31,				% increase/ (decrease) of $	$ increase/ (decrease)
	2010		2009
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$800,570	$1.03	$744,819	$0.97	7.5%	$55,751
Gross profit	110,074	0.14	160,436	0.21	(31.4)%	(50,362)
Operating expenses:
Delivery	38,359	0.05	37,690	0.05	1.8%	669
Selling	35,622	0.04	38,675	0.05	(7.9)%	(3,053)
General and administrative	20,510	0.03	23,691	0.03	(13.4)%	(3,181)

Total operating expenses	$94,491	$0.12	$100,056	$0.13	(5.6)%	$(5,565)

Pounds sold		774,253 lbs.		764,795 lbs.

Net Sales

Net sales for fiscal 2010 increased $55.8 million, or 7.5%, to $800.6 million from $744.8 million for fiscal 2009. The increase was the result of a 5% increase in average selling prices attributable to the passing on to customers higher resin costs during the comparable periods, positively affecting net sales by $38.8 million, combined with a 1% increase in sales volume positively affecting net sales by $9.7 million. The effects of the economic recessionary environment on both customers and competitors, coupled with an extremely volatile resin pricing environment caused total volume to be below management expectations for fiscal 2010. Fiscal 2010 also included a $7.3 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for fiscal 2010 decreased $50.3 million, or 31.4%, to $110.1 million from $160.4 million for fiscal 2009. There was a $10.5 million increase in the LIFO reserve during fiscal 2010 versus a $20.1 million decrease in the LIFO reserve during fiscal 2009, for an aggregate increase of $30.6 million year-over-year. Excluding the effects of the LIFO reserve increase, gross profit decreased $19.7 million primarily due to a decline in material margin resulting from competition and a lag in selling price increases during the period in which resin prices increased an average of $0.14 per pound over the average resin costs during fiscal 2009. Fiscal 2010 also included a $1.2 million positive impact of foreign exchange relating to our Canadian operations and a $0.6 million decrease in share-based compensation, partially offset by $1.0 million of consulting costs associated with the implementation of our new operating system.

Operating Expenses

Operating expenses for fiscal 2010 decreased $5.6 million, or 5.6%, from the prior fiscal year to $94.5 million in fiscal 2010. The decrease in operating expenses is primarily due to cost cutting initiatives implemented during fiscal 2009 reducing operating expenses, combined with decreased accruals of $3.3 million related to employee cash performance incentives and a decrease of $2.2 million related to share-based compensation costs associated with our stock options and performance units, partially offset by increased volumes sold in the current period increasing selling and delivery expenses by $0.9 million and $0.7 million of consulting costs associated with the implementation of our new operating system. Fiscal 2010 also included $0.9 million unfavorable effect of foreign exchange increasing reported total operating expenses. Fiscal 2009 included approximately $0.8 million related to transitional services associated with the Atlantis acquisition.

Other Operating Income

Other operating income for fiscal 2010 was $137,000 and represented net gains on sales of fixed assets during the period as compared to net gains on sales of fixed assets of $7,000 in the prior fiscal year.

Interest Expense

Interest expense for fiscal 2010 decreased $0.5 million as compared to the prior fiscal year, to $15.2 million, resulting primarily from lower average borrowings and interest rates on our Credit Facility reducing interest expense by $0.2 million and $0.5 million lower interest expense on our 2013 Notes, as a result of the extinguishment of $14.8 million of the 2013 Notes in April 2009, partially offset by $0.1 million of increased interest expense incurred on the new capital leases originating in March 2009.

Other, net

Other, net for fiscal 2010 amounted to $0.5 million in income, as compared to $0.5 million in expense for fiscal 2009. The change between the periods is primarily attributable to unrealized gains in the current period compared to unrealized losses in the prior year period on foreign currency denominated payables and receivables which resulted from changes in foreign exchange rates, primarily the Canadian dollar.

Income Tax Provision

The provision for income taxes for fiscal 2010 was $1.5 million on income before the provision for income taxes of $1.0 million. The difference between the effective tax rate of 154.0 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to a provision for a true-up of prior year’s estimates in the United States (+24.7 percent), a provision for state taxes and withholding taxes paid (+45.6 percent), a valuation allowance established for foreign tax credits (+21.3 percent), and a provision for a Canadian dividend received during fiscal 2010 (+19.3 percent).

The provision for income taxes for fiscal 2009 was $19.0 million on income from continuing operations before the provision for income taxes of $49.4 million. The difference between our effective tax rate of 38.4 percent and the U.S. statutory tax rate of 35.0 percent primarily related to the provision for state taxes in the United States, net of federal benefit (+3.3 percent).

Discontinued Operations—Fiscal 2010 Compared to Fiscal 2009

A consolidated summary of the operating results of discontinued operations for fiscal 2010 and 2009 is as follows:

	For the Year Ended October 31,
	2010	2009
	(in thousands)
Net sales	$—	$—
Gross profit	—	—
(Loss) income from discontinued operations	(43)	85
Income tax benefit	—	1,014
(Loss) income from discontinued operations	$(43)	$1,099

Loss from discontinued operations for fiscal 2010 represents payments made by the Company related to the liquidation of the Spanish subsidiary. Income from discontinued operations for fiscal 2009 represents income in our Spanish subsidiary resulting from the refund of value added taxes which had been fully reserved against. The income tax benefit of the discontinued operations for fiscal 2009 includes a $1.0 million income tax benefit related to a $2.6 million intercompany bad debt write-off associated with our Spanish subsidiary. The bad debt write-off has been taken as a deduction on our U.S. federal income tax return for fiscal 2009.

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

The following is a reconciliation of our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	October Year to Date Fiscal 2010	October Year to Date Fiscal 2009	October Year to Date Fiscal 2008
	(in thousands)	(in thousands)	(in thousands)
Net (loss) income	$(566)	$31,528	$12,244
(Loss) income from discontinued operations	(43)	1,099	8,932

(Loss) income from continuing operations	(523)	30,429	3,312
Provision (benefit) for taxes	1,492	18,994	(8,534)
Interest expense	15,206	15,749	15,731
Depreciation and amortization expense	20,895	19,058	13,712
Increase (decrease) in LIFO reserve	10,486	(20,149)	13,477
Gain on extinguishment of debt, net	—	(5,285)	—
Other non-operating (income) expense	(455)	500	(916)
Non-cash share-based compensation	1,202	4,036	370

Adjusted EBITDA	$48,303	$63,332	$37,152

Fiscal 2009 Compared to Fiscal 2008

On October 30, 2008, we completed the acquisition of substantially all the assets of the stretch films, custom films and institutional products division of Atlantis. No meaningful operational or financial information existed subsequent to the acquisition that segregates the impact of Atlantis from AEP as a whole. Therefore, although the Atlantis acquisition materially impacted AEP’s net sales and results of operations for fiscal 2009, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations does not include any separate information regarding Atlantis.

The following table presents selected financial data for fiscal 2009 and 2008 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Year Ended October 31,				% increase/ (decrease) of $	$ increase/ (decrease)
	2009		2008
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$744,819	$0.97	$762,231	$1.16	(2.3)%	$(17,412)
Gross profit	160,436	0.21	96,822	0.15	65.7%	63,614
Operating expenses:
Delivery	37,690	0.05	36,425	0.05	3.5%	1,265
Selling	38,675	0.05	31,866	0.05	21.4%	6,809
General and administrative	23,691	0.03	18,596	0.03	27.4%	5,095

Total operating expenses	$100,056	$0.13	$86,887	$0.13	15.2%	$13,169

Pounds sold		764,795 lbs.		659,887 lbs.

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

Gross Profit

Gross profit for fiscal 2009 increased $63.6 million, or 65.7%, to $160.4 million from $96.8 million for fiscal 2008. The improvement in gross profit is primarily due to the above-mentioned 15.9% increase in sales volume which increased gross profit by $17.5 million, combined with lower resin costs, cost saving programs including the shut down and consolidation of the Fontana, California plant into our Chino, California plant and internal efficiency initiatives designed to align production with demand at our manufacturing facilities, which positively affected gross profit by $14.6 million. The gross profit for fiscal 2009 included a decrease in the LIFO reserve of $20.1 million versus a $13.5 million increase in the LIFO reserve during fiscal 2008, for an aggregate decrease of $33.6 million year-over-year. Fiscal 2009 also included $1.4 million of negative impact of foreign exchange relating to our Canadian operations and a $0.7 million increase in share-based compensation.

Operating Expenses

Operating expenses for fiscal 2009 increased $13.2 million, or 15.2%, to $100.1 million from the prior fiscal year, but remained flat on a per-pound-sold basis. The increase in operating expenses is primarily due to higher delivery and selling expenses of $10.8 million resulting from greater volumes sold in fiscal 2009 year, higher salaries and employee-related costs of $3.9 million as a result of an approximately 20% increase in the Company’s headcount due to the Atlantis acquisition, higher share-based compensation costs recorded in fiscal 2009 of $2.9 million associated with stock options and performance units and increased accruals of $3.6 million related to employee cash performance incentives. General and administrative expenses in fiscal 2009 also include costs of $0.8 million related to transitional services associated with the Atlantis acquisition. General and administrative expenses in fiscal 2008 included approximately $1.6 million, excluding professional fees, related to the settlement of a commercial dispute and approximately $0.4 million of advisory costs incurred as a result of our exploration of strategic alternatives related to our subsidiary in the Netherlands which was completed in April 2008. Fiscal 2009 includes $1.0 million favorable effect of foreign exchange decreasing reported total operating expense.

Other Operating Income (Expense)

Other operating income for fiscal 2009 was $7,000 and represented net gains on sales of fixed assets as compared to $0.3 million in expense during fiscal 2008 which represented net losses on sales of fixed assets.

Interest Expense

Interest expense for fiscal 2009 remained flat at $15.7 million as compared to the prior fiscal year, resulting primarily from lower interest rates on Credit Facility borrowings reducing interest expense by $0.9 million and $0.7 million lower interest expense on our 2013 Notes as a result of the extinguishment of $14.8 million of the 2013 Notes on April 1, 2009, offset by higher average borrowings on our Credit Facility during fiscal 2009 increasing interest expense by $1.1 million as compared to the prior fiscal year, $0.3 million higher amortization of fees associated with our Credit Facility, and $0.2 million interest expense incurred on the new capital leases originating on March 27, 2009.

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

Other, net

Other, net for fiscal 2009 amounted to $0.5 million in expense, as compared to $0.9 million in income for fiscal 2008. The expense in fiscal 2009 is primarily attributable to higher foreign currency losses in fiscal 2009 as compared to gains in the prior period resulting from changes in foreign exchange rates and an increase in unrealized losses on foreign currency denominated payables and receivables resulting primarily from the deterioration during fiscal 2009 of the U.S. dollar to the Canadian dollar.

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

Income from discontinued operations for fiscal 2009 represent income in our Spanish subsidiary resulting from the refund of value added taxes which had been fully reserved against. The income tax benefit of the discontinued operations for fiscal 2009 includes a $1.0 million income tax benefit related to a $2.6 million intercompany bad debt write-off associated with our Spanish subsidiary. The bad debt write-off will be taken as a deduction on our U.S. federal income tax return in fiscal 2009. The results of the discontinued operations for fiscal 2008 include the activity of our Netherlands operation up until its disposition on April 4, 2008, the gain on disposition of our Netherlands operation, and $0.3 million of income in our Spanish subsidiary resulting from the return of a deposit held for a tax assessment under appeal.

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

Despite the challenging financial markets and economic conditions, the Company maintains a strong balance sheet and liquidity that provides us with financial flexibility. As market conditions change, we continue to monitor our liquidity position. We ended fiscal 2010 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $184.7 million, compared with $169.7 million at the end of fiscal 2009. In addition to our normal operating activities, we incurred approximately $15.9 million of capital expenditures during fiscal 2010 and repurchased 782,625 shares of our common stock at an aggregate purchase price of $20.7 million.

Our working capital amounted to $70.5 million at October 31, 2010 compared to $74.1 million at October 31, 2009. The decrease in working capital of $3.6 million was primarily due to a $17.0 million increase in accounts payable reflecting higher resin costs and volume purchased in October 2010, partially offset by a $10.7 million increase in accounts receivable as a result of higher sales, an increase in our investment in inventories, excluding the non-cash effects of LIFO, of $10.2 million reflecting higher resin costs, and a $7.6 million decrease in accrued expenses resulting primarily from the payment of accrued fiscal 2009 bonuses and the payments made under our restructuring plan.

We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings (at October 31, 2010, we had an aggregate of approximately $108.4 million available under our various worldwide credit facilities), will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next twelve months.

Market Conditions

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and increased the cost of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Although we are confident in our ability to access capital to meet our growth needs, there is a risk given the current economic environment that the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions, our ability to refinance our existing debt (at reasonable interest rates or at all) and our ability to consummate acquisitions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. We believe our strong balance sheet affords us the flexibility to weather uncertain economic events from a position of strength.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing of our continuing operations and net cash flows from our discontinued operations for each of the past three fiscal years:

	For the Years Ended October 31,
	2010	2009	2008
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$21,702	$88,052	$40,798
Investing activities	(15,536)	(21,691)	(100,623)
Financing activities	(5,932)	(67,011)	60,090
Net cash provided by discontinued operations	—	—	1,023
Effect of exchange rate changes on cash	514	727	(1,610)

Increase (decrease) in cash and cash equivalents	$748	$77	$(322)

Note: See consolidated statements of cash flows included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.

Operating Activities

Our cash and cash equivalents were $1.0 million at October 31, 2010, as compared to $0.3 million at October 31, 2009. Net cash provided by operating activities during the fiscal year ended October 31, 2010 was $21.7 million, and was comprised of a loss from continuing operations of $0.5 million adjusted for non-cash operating income totaling $34.0 million primarily related to depreciation and amortization and change in LIFO reserve. Cash used in operating activities includes a $10.7 million increase in accounts receivable resulting primarily from an increase in sales revenue in fiscal 2010 as compared to fiscal 2009, a $10.2 million increase in inventories reflecting higher resin costs, and a $7.6 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2009 and paid during the first quarter of fiscal 2010 and payments made under our restructuring plan. Cash provided by operating activities includes a $17.0 million increase in accounts payable reflecting higher resin costs and volume purchased in October 2010.

Investing Activities

Net cash used in investing activities during fiscal 2010 was $15.5 million, resulting from $15.9 million in capital expenditures, partially offset by $0.4 million of proceeds received from sales of machinery and equipment.

Financing Activities

Net cash used by financing activities during fiscal 2010 was $5.9 million, resulting primarily from repurchases of our common stock totaling $20.7 million, $1.0 million of capital lease payments, and $0.5 million of repayments of our Pennsylvania loans, partially offset by $16.2 million in borrowings under our Credit Facility and $0.9 million of proceeds from issuance of common stock under our stock option and employee stock purchase plans.

Sources of Liquidity

We maintain a secured credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A, as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at October 31, 2010 and 2009 under the Credit Facility was $103.5 million and $113.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. Borrowings outstanding and availability under the Canadian credit facility were zero and $4.9 million, respectively, at October 31, 2010, and zero and $4.6 million, respectively at October 31, 2009.

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

On September 15, 2010, our board of directors terminated the June 2010 Stock Repurchase Program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). $4.9 million remains available for repurchase under such program. Please refer to Note 10 of the consolidated financials statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of October 31, 2010 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2011	$441	$12,683	$1,386	$5,622	$20,132
2012	145	12,674	1,386	4,464	18,669
2013(1)	184,058	6,361	1,386	4,011	195,816
2014	89	48	1,386	3,381	4,904
2015	87	44	578	1,739	2,448
Thereafter	880	181	—	675	1,736

Total(1)	$185,700	$31,991	$6,122	$19,892	$243,705

(1)	Borrowings include $160.2 million Senior Notes due on March 15, 2013 and $23.7 million of variable rate borrowings (outstanding borrowings under our Credit Facility) due December 15, 2012. See Note 8 of the Consolidated Financial Statements for further discussion of our debt.

In addition to the amounts reflected in the table above:

Concurrent with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant, which commenced in November 2008, we shut down the acquired Cartersville, Georgia plant on October 31, 2009. Estimated costs of approximately $5.9 million associated with shutting down these plants were recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration. We incurred approximately $2.3 million of these restructuring costs during the fiscal year ended October 31, 2010. We completed the restructuring activities related to the Fontana facility in December 2010 and expect to complete the activities for the Cartersville facility by July 2015, (commensurate with the expiration of the Fontana and Cartersville leases, respectively). We have entered into a sublease for the Cartersville property aggregating approximately $0.4 million in sublease income for the period January 2011 to July 2015 and as such, our future costs associated with this facility have been reduced. Due to this sublease arrangement and the settlement of certain obligations for less than expected, $2.2 million of the restructuring reserve has been reversed in the fourth quarter of 2010, with a corresponding decrease in property, plant and equipment and intangible assets. We estimate paying $0.4 million in fiscal 2011 related to the restructuring reserve and $0.8 million thereafter.

We expect to incur approximately $15.0 million of capital expenditures during fiscal 2011. We plan to fund these capital expenditures through cash flows from operations.

We expect to contribute approximately $0.4 million during fiscal 2011 to fund the Canadian defined benefit plan. With regards to the US’ 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), we estimate contributing approximately $2.6 million in cash in February 2011 to our 401(k) and ESOP plan effective for the 2010 ESOP year contributions.

We expect approximately 64,000 performance units to vest during fiscal 2011, provided that each employee continues to be employed by the Company on the respective anniversary dates. Settlement of the units is based on the Company’s stock price on the anniversary date and will be settled at the employees’ option in cash, Company stock, or a combination thereof.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, impairment of long-lived assets and intangibles, including goodwill, and acquisitions, including costs associated with the restructuring of the Atlantis plants. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Litigation Reserves. Management’s current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and our best estimate of potential loss. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. At October 31, 2010, we were involved in routine litigation in the normal course of our business and based on facts currently available we believe such matters, net of insurance recoveries, will not have a material adverse impact on our results of operations, financial position or liquidity.

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

Share-Based Compensation. Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The

Company uses the Black Scholes option pricing model to estimate the fair value of stock options on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. We estimate the expected volatility using the historical stock price volatility of our stock over the estimated term of our stock options. We determine the expected term of our stock options based on historical experiences. In addition, judgment is required in estimating the forfeiture rate on stock awards, such as performance units. We calculate the expected forfeiture rate based on average historical trends sorted by separate employee groups, including executive officers and directors. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date.

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

Also, we perform an annual assessment as to whether or not goodwill is impaired. We performed our annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2010, 2009 and 2008, we concluded that there was no impairment because our market capitalization was above book value. On October 31, 2010, our market capitalization was above book value. Our policy is that impairment of goodwill will have occurred if the market capitalization of our company were to remain below book value for a reasonable period of time. If we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. In the second test, the fair value of our company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. We also review our financial position quarterly for other triggering events.

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

A new accounting standard on accounting for business combinations applies to business acquisitions we consummate after November 1, 2009. The new standard retains the requirements that the acquisition method of accounting be used for all business combinations (whether full, partial or step acquisition) and for an acquirer to be identified for each business combination. In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. The acquisition costs, however, will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2010, the carrying value of our total debt was $185.7 million of which approximately $162.0 million was fixed rate debt (2013 Notes and the Pennsylvania Industrial Loans). As of October 31, 2010, the estimated fair value of our 2013 Notes was approximately $161.9 million. As of October 31, 2010, the carrying value of our Pennsylvania Industrial Loans was $1.8 million which approximates fair value.

Floating rate debt at October 31, 2010 and 2009 totaled $23.7 million and $7.5 million, respectively. Based on the floating rate debt outstanding during fiscal 2010 (our Credit Facility), a one-percent increase or decrease in the average interest rate would result in a change to interest expense of approximately $0.3 million.

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

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. We had a total of 6 and 12 open foreign exchange forward contracts outstanding at October 31, 2010 and 2009, respectively, with total notional contract amounts of $2.4 million and $13.8 million, respectively, all of which have maturities of less than one year. The net fair value of foreign exchange forward contracts was a net liability of $3,000 and a net asset of $140,000 at October 31, 2010 and 2009, respectively.

We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with financial institutions and have not experienced nonperformance by counterparties. We anticipate performance by all counterparties to such agreements.

See Note 14 to the Consolidated Financial Statements for further discussion.

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

The following financial statements and accompanying schedule and related report of our independent registered public accounting firm are set forth in a separate section of this Form 10-K beginning on page 47 and are hereby incorporated by reference.

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

As of October 31, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2010.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2010.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter. There were changes in our internal control over financial reporting that occurred during the fiscal year ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In particular, as of November 1, 2009, we implemented the initial phase of a new integrated operating system to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen our internal control over financial reporting. During fiscal year 2010, we supplemented the automated internal controls with additional manual and analytical procedures with a focus on revenue completeness, billing accuracy and inventory valuation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2011 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1—Election of Directors,” “Board Matters—The Board of Directors and Committees,” “Board Matters—Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information-Requirements for Submission of Stockholder Proposals and Nominations for 2012 Annual Meeting.”

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Short Hills, New Jersey
January 14, 2011

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2010 AND 2009

(in thousands, except share amounts)

	October 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,049	$301
Accounts receivable, less allowance for doubtful accounts of $4,345 and $5,214 in 2010 and 2009, respectively	86,625	75,681
Inventories, net	72,978	73,197
Deferred income taxes	3,336	8,699
Other current assets	3,262	8,603
Assets of discontinued operations	188	612

Total current assets	167,438	167,093
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	169,343	175,963
GOODWILL	8,135	9,514
INTANGIBLE ASSETS, net of accumulated amortization of $726 and $430 in 2010 and 2009, respectively	2,181	2,602
OTHER ASSETS	3,699	4,898

Total assets	$350,796	$360,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$441	$531
Accounts payable	72,564	55,379
Accrued expenses	23,886	36,716
Liabilities of discontinued operations	—	366

Total current liabilities	96,891	92,992
LONG-TERM DEBT	185,259	169,469
DEFERRED INCOME TAXES	4,836	11,447
OTHER LONG-TERM LIABILITIES	7,180	10,362

Total liabilities	294,166	284,270

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 30,000,000 shares authorized; 11,086,485 and 11,011,842 shares issued in 2010 and 2009, respectively	111	110
Additional paid-in-capital	109,047	107,509
Treasury stock at cost, 4,942,783 and 4,160,158 shares in 2010 and 2009, respectively	(150,424)	(129,682)
Retained earnings	95,776	96,342
Accumulated other comprehensive income	2,120	1,521

Total shareholders’ equity	56,630	75,800

Total liabilities and shareholders’ equity	$350,796	$360,070

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2010, 2009 AND 2008

(in thousands, except per share data)

	2010	2009	2008
NET SALES	$800,570	$744,819	$762,231
COST OF SALES	690,496	584,383	665,409

Gross profit	110,074	160,436	96,822
OPERATING EXPENSES:
Delivery	38,359	37,690	36,425
Selling	35,622	38,675	31,866
General and administrative	20,510	23,691	18,596

Total operating expenses	94,491	100,056	86,887
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	137	7	(342)

Operating income	15,720	60,387	9,593
OTHER INCOME (EXPENSE):
Interest expense	(15,206)	(15,749)	(15,731)
Gain on extinguishment of debt, net	—	5,285	—
Other, net	455	(500)	916

Income (loss) from continuing operations before (provision) benefit for income taxes	969	49,423	(5,222)
(PROVISION) BENEFIT FOR INCOME TAXES	(1,492)	(18,994)	8,534

(Loss) income from continuing operations	(523)	30,429	3,312
DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(43)	85	898
Gain from disposition	—	—	10,708
Benefit (provision) for income taxes	—	1,014	(2,674)

(Loss) income from discontinued operations	(43)	1,099	8,932

Net (loss) income	$(566)	$31,528	$12,244

BASIC (LOSS) EARNINGS PER COMMON SHARE:
(Loss) income from continuing operations	$(0.08)	$4.48	$0.49

(Loss) income from discontinued operations	$(0.01)	$0.16	$1.32

Net (loss) income per common share	$(0.08)	$4.65	$1.80

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
(Loss) income from continuing operations	$(0.08)	$4.45	$0.48

(Loss) income from discontinued operations	$(0.01)	$0.16	$1.31

Net (loss) income per common share	$(0.08)	$4.61	$1.79

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED OCTOBER 31, 2010, 2009 AND 2008

(in thousands)

					Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2007	10,861	$109	4,011	$(125,378)	$104,201	$10,868	$52,570
Issuance of common stock pursuant to stock purchase plan	29				572
Issuance of common stock upon exercise of stock options	15				133
Issuance of common stock upon settlement of performance units	5				92
Share-based compensation					810
Buyback of common stock			149	(4,304)
Net income							12,244	$12,244
Translation adjustments						(4,282)		(4,282)
Change in deferred prior service cost and actuarial losses, net of tax						(322)		(322)
Amortization of prior service cost, net of tax (including $30 related to AEP Netherlands)						84		84
Translation adjustments and unamortized prior service cost reversals into income related to AEP Netherlands and AEP UK						(7,257)		(7,257)

Comprehensive income								$467

BALANCES AT OCTOBER 31, 2008	10,910	$109	4,160	$(129,682)	$105,808	$(909)	$64,814
Issuance of common stock pursuant to stock purchase plan	40	1			596
Issuance of common stock upon exercise of stock options	61				532
Issuance of common stock upon settlement of performance units	1				16
Share-based compensation					557
Net income							31,528	$31,528
Translation adjustments						2,578		2,578
Change in deferred prior service cost and actuarial losses, net of tax						(208)		(208)
Amortization of prior service cost, net of tax						60		60

Comprehensive income								$33,958

BALANCES AT OCTOBER 31, 2009	11,012	$110	4,160	$(129,682)	$107,509	$1,521	$96,342
Issuance of common stock pursuant to stock purchase plan	32				696
Issuance of common stock upon exercise of stock options	34	1			185
Issuance of common stock upon settlement of performance units	8				215
Share-based compensation					442
Buyback of common stock			783	(20,742)
Net loss							(566)	(566)
Translation adjustments						841		841
Change in deferred prior service cost and actuarial losses, net of tax						(326)		(326)
Amortization of prior service cost, net of tax						84		84

Comprehensive income								$33

BALANCES AT OCTOBER 31, 2010	11,086	$111	4,943	$(150,424)	$109,047	$2,120	$95,776

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2010, 2009 AND 2008

(in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(566)	$31,528	$12,244
(Loss) income from discontinued operations	(43)	1,099	8,932

(Loss) income from continuing operations	(523)	30,429	3,312
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,895	19,058	13,712
Gain on extinguishment of debt, net	—	(5,285)	—
Change in LIFO reserve	10,486	(20,149)	13,477
Amortization of debt fees	1,099	1,101	875
Provision for losses on accounts receivable and inventories	335	1,131	1,089
Change in deferred income taxes	11	17,036	(8,484)
Share-based compensation expense	1,202	4,036	370
Other	(52)	306	342
Changes in operating assets and liabilities, net of effects of Atlantis acquisition in fiscal 2008:
(Increase) decrease in accounts receivable	(10,735)	25,504	(4,375)
(Increase) decrease in inventories	(10,155)	25,252	(4,486)
Decrease (increase) in other current assets	439	8,769	(1,267)
Decrease (increase) in other assets	22	(1,192)	(591)
Increase (decrease) in accounts payable	16,998	(19,622)	30,856
(Decrease) increase in accrued expenses	(7,622)	1,785	(4,066)
(Decrease) increase in other long-term liabilities	(698)	(107)	34

Net cash provided by operating activities	21,702	88,052	40,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,904)	(23,846)	(27,984)
Acquisition of Atlantis	—	—	(99,805)
Net working capital true-up related to Atlantis acquisition	—	1,975	—
Net proceeds from dispositions of property, plant and equipment	368	180	402
Net proceeds from sale of discontinued operations	—	—	26,764

Net cash used in investing activities	(15,536)	(21,691)	(100,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of Credit Facility	16,231	(62,486)	62,400
Repurchase of 2013 Senior Notes	—	(9,320)	—
Proceeds from sale leaseback transactions	—	6,638	—
Repayments of Pennsylvania Industrial Loans	(531)	(507)	(384)
Borrowings of Pennsylvania Industrial Loans	—	—	1,740
Net (repayments) proceeds of current foreign debt	—	(1,376)	1,565
Principal payments on capital lease obligations	(1,041)	(621)	—
Buyback of common stock	(20,742)	—	(4,304)
Payment of debt issuance costs	—	—	(1,428)
Proceeds from issuance of common stock	696	597	572
Proceeds from exercise of stock options	186	532	133
Other	(731)	(468)	(204)

Net cash (used in) provided by financing activities	(5,932)	(67,011)	60,090
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	—	—	3,502
Net cash used in investing activities	—	—	(155)
Net cash used in financing activities	—	—	(2,168)
Effects of exchange rate changes on cash in discontinued operations	—	—	(156)

Net cash provided by discontinued operations	—	—	1,023
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	514	727	(1,610)

Net increase (decrease) in cash	748	77	(322)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	301	224	546

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,049	$301	$224

SUPPLEMENTAL CASH FLOW INFORMATION:
Reclassification from intangibles to property, plant and equipment upon exercise of option to purchase land and building	$—	$1,105	$—

Equipment financed through capital lease obligation	$—	$407	$—

Equipment financed through buyout of operating lease deposit	$—	$156	$—

Atlantis transaction costs yet to be paid	$—	$—	$953

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business

AEP Industries Inc. (the “Company”) is a manufacturer of plastic packaging films in North America. The Company manufactures and markets a wide range of polyethylene, polyvinyl chloride and polypropylene flexible packaging products, with consumer, industrial and agricultural applications. The plastic packaging films are primarily used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries.

On October 30, 2008, the Company completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. (“Atlantis”) for a purchase price of $98.8 million after expenses and the net working capital true-up. Atlantis maintained a significant presence in many of its product categories, which are used in a variety of applications, including storage, transportation, food packaging and other commercial and consumer applications. Atlantis also converted some institutional products internally from custom films. This transaction enhanced the Company’s position as the preferred supplier of flexible packaging solutions.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable:

Trade accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and an evaluation of the likelihood of success in collecting specific customer receivables. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. In addition, the Company maintains allowances for customer returns, discounts and invoice pricing discrepancies, primarily based on historical experience. The Company does not have any off-balance-sheet exposure related to its customers.

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

The Company’s significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including costs associated with the restructuring of the Atlantis plants, litigation and contingency accruals, income taxes, including valuation of deferred income taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation and impairment of long-lived assets and intangibles, including goodwill.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The cost of property,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

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

Impairment Charges:

Property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows, recent buy offers or appraised values, depending on the nature of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The asset and liabilities of a disposed group, classified as held for sale, are presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

Derivative Instruments:

The Company enters into derivative financial instruments (principally foreign exchange forward contracts) primarily to hedge intercompany transactions and trade sales and forecasted purchases. The Company does not apply hedge accounting for these transactions. Foreign currency

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

forward contracts reduce the Company’s exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs were approximately $1.8 million, $1.8 million and $1.1 million during fiscal 2010, 2009 and 2008, respectively.

Acquisitions:

A new accounting standard on accounting for business combinations applies to business acquisitions the Company consummates after November 1, 2009. The new standard retains the requirements that the acquisition method of accounting be used for all business combinations (whether full, partial or step acquisition) and for an acquirer to be identified for each business combination. In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. The acquisition costs, however, will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date.

For all acquisitions consummated prior to November 1, 2009, the Company allocated at the time of acquisition, the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Any excess of the fair value of the net tangible and identifiable intangible assets acquired over the purchase price (negative goodwill) is allocated on a pro-rata basis to long-lived assets, including identified intangible assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period in which the acquisition is completed. Recorded goodwill is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change.

Share-Based Compensation:

The Company recognizes in the financial statements all costs resulting from share-based payment transactions at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered is recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimate of fair value.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

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

The Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained based on the technical merits of the position. There is a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2010, 2009 and 2008, the Company concluded that there was no impairment because the Company’s market capitalization was above book value. On October 31, 2010 and 2009, the Company’s market capitalization was above book value. The Company’s policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a reasonable period of time. If the Company determines an impairment has occurred, it will perform a second test to determine the amount of the impairment loss. In the second test, the fair value of the Company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill.

Fair Value of Financial Instruments:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements equal or approximate their fair values because of the short-term maturity of those instruments. The fair value of the Company’s debt and foreign currency contracts is discussed in Note 14.

Concentration of Risk:

The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains appropriate allowances for anticipated losses. No single customer accounted for more than 10% of net sales during any of the years in the three year period ended October 31, 2010. No single customer accounted for more than 10% of the Company’s account receivable balance at October 31, 2010 and 2009.

The Company purchases its resin from three principal suppliers that provided the Company with approximately 30%, 28% and 21%, respectively, of the Company’s fiscal 2010 resin supply and approximately 36%, 24% and 19%, respectively, of the Company’s fiscal 2009 resin supply.

The Company has three collective bargaining agreements representing approximately 16% of its workforce.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Year Ended October 31,
	2010	2009	2008
Weighted average common shares outstanding:
Basic	6,685,639	6,787,186	6,784,184
Effect of dilutive securities:
Options to purchase shares of common stock	—	47,877	57,415

Diluted	6,685,639	6,835,063	6,841,599

For the year ended October 31, 2010, the Company had 42,575 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the years ended October 31, 2010, 2009 and 2008 the Company had 98,180, 27,000 and 120,780 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods and were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during those periods.

Comprehensive Income:

Comprehensive income consists of net income (loss) and other gains and losses that are not included in net income (loss), but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations and gains or losses, prior service costs and transition assets or obligations associated with pension benefits, net of tax, that have not been recognized as components of net periodic benefit cost, and changes in deferred prior service costs and net actuarial losses, net of tax.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

Reclassifications:

Certain prior year amounts have been reclassified in order to conform with the 2010 presentation.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued an amendment to the standard pertaining to fair value measurements and disclosures. This amendment requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis, and (4) the transfers between Levels 1, 2, and 3. The Company has adopted certain provisions of the standard and certain provisions of the standard are effective for the Company’s fiscal year beginning November 1, 2011. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(3)	Acquisitions

On October 30, 2008, the Company completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries (“Atlantis”) for an adjusted purchase price of $98.8 million after expenses. The purchase price was allocated to the specific tangible and intangible assets acquired and liabilities assumed, including the restructuring of the Atlantis plants, based upon the relative fair value, after allocating the negative goodwill resulting from the transaction to property, plant and equipment and intangible assets.

Concurrent with the closing of the Atlantis acquisition, the Company’s Board of Directors (the “Board”) approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. In addition to the shutdown of the acquired Fontana, California plant which commenced in November 2008, the Company completed the shut down of the acquired Cartersville, Georgia plant on October 31, 2009. Costs of approximately $5.9 million associated with shutting down these plants were recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration, including estimated costs for security service, minimal utilities and property taxes. The Company completed its restructuring activities related to the Fontana facility in December 2010 and expects to complete such activities in the Cartersville facility by July 2015 (commensurate with the expiration of the Fontana and Cartersville leases, respectively). The Company has entered into a sublease for the Cartersville property aggregating approximately $0.4 million in sublease income for the period January 2011 to July 2015 and as such, the estimated future costs associated with this facility have been reduced. Due to this sublease arrangement and the settlement of certain obligations for less than

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Acquisitions (Continued)

expected, $2.2 million of the $5.9 million restructuring reserve has been reversed with a corresponding $2.1 million decrease in property, plant and equipment and a $0.1 million decrease in intangible assets.

The roll forward of the restructuring reserve, included in accrued expenses ($0.4 million and $3.7 million at October 31, 2010 and 2009, respectively) and other long-term liabilities ($0.8 million and $2.0 million at October 31, 2010 and 2009, respectively) in the consolidated balance sheets, is as follows:

	Severance	Facility Closure Costs	Lease Costs	Operating Costs	Total
	(in thousands)
Balance at October 31, 2008	$50	$—	$—	$—	$50
Additional restructuring costs during the remainder of fiscal 2009	210	2,350	2,280	1,010	5,850
Payments during fiscal 2009	(173)	—	—	—	(173)

Balance at October 31, 2009	87	2,350	2,280	1,010	5,727
Payments during fiscal 2010	(81)	(960)	(821)	(453)	(2,315)
Adjustment to reserve	—	(1,313)	(444)	(443)	(2,200)

Balance at October 31, 2010	$6	$77	$1,015	$114	$1,212

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Acquisitions (Continued)

The following unaudited pro forma information summarizes the results of operations for the fiscal year ended October 31, 2008, as if the Atlantis acquisition had been completed as of November 1, 2007. The pro forma information below gives effect to actual operating results prior to the acquisition. Adjustments for additional interest expense related to the borrowings made under the Credit Facility and amortization of the related deferred financing costs, depreciation expense based on the fair value of the acquired property, plant and equipment using the Company’s depreciation policy, amortization expense related to separately identifiable intangible assets using the straight-line method over a weighted average life of 12 years and the increase in the LIFO reserve related to the Atlantis inventory added to the Company’s LIFO layers are reflected in the pro forma information. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

For the Year Ended October 31, 2008 (in thousands, except per share data) (unaudited)
Net sales	$1,048,512
Operating income	$4,187
Loss from continuing operations	$(9,670)
Net loss	$(738)
Basic (Loss) Earnings Per Common Share:
Loss from continuing operations	$(1.43)

Income from discontinued operations	$1.32

Net loss per common share	$(0.11)

Diluted (Loss) Earnings Per Common Share:
Loss from continuing operations	$(1.43)

Income from discontinued operations	$1.32

Net loss per common share	$(0.11)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Inventories

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

Inventories are comprised of the following:

	October 31,
	2010	2009
	(in thousands)
Raw materials	$27,600	$34,442
Finished goods	41,892	35,543
Supplies	3,596	3,248

	73,088	73,233
Less: Inventory reserves	110	36

Inventories, net	$72,978	$73,197

The LIFO method was used for determining the cost of approximately 85% and 87% of total inventories at October 31, 2010 and 2009, respectively. Inventories would have increased by $22.1 million and $11.6 million at October 31, 2010 and 2009, respectively, if the FIFO method had been used exclusively. During fiscal 2010, 2009 and 2008, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $1.8 million, $0.1 million and $0, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Property, Plant and Equipment

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2010	2009	Estimated Useful Lives
	(in thousands)
Land	$9,528	$8,738
Buildings	80,948	79,107	15 to 31.5 years
Machinery and equipment	332,221	329,199	5 to 9 years
Furniture and fixtures	14,593	10,964	3 to 9 years
Leasehold improvements	2,745	2,546	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	356	349	3 years
Construction in progress	10,244	5,428

	450,635	436,331
Less: Accumulated depreciation and amortization	281,292	260,368

Property, plant and equipment, net	$169,343	$175,963

Maintenance and repairs expense was approximately $9.9 million, $9.5 million, and $7.8 million for the years ended October 31, 2010, 2008 and 2008, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the years ended October 31, 2010 and 2009 are as follows:

(in thousands)
Goodwill at October 31, 2008	$10,894
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,380)

Goodwill at October 31, 2009	9,514
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2010	$8,135

Changes in the carrying amount of intangible assets during the years ended October 31, 2010, 2009 and 2008 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2007	$253	$—	$—	$—	$253
Amortization	(58)	—	—	—	(58)
Atlantis acquisition	—	931	894	1,333	3,158

Balance at October 31, 2008	195	931	894	1,333	3,353
Exercise of option to purchase property	—	—	(1,105)	—	(1,105)
Amortization	(59)	(85)	(21)	(110)	(275)
Final reallocation of negative goodwill	—	123	229	277	629

Balance at October 31, 2009	136	969	(3)	1,500	2,602
Amortization	(58)	(91)	(28)	(119)	(296)
Adjustment to purchase price allocation	—	(50)	2	(77)	(125)

Balance at October 31, 2010	$78	$828	$(29)	$1,304	$2,181

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Goodwill and Intangible Assets (Continued)

Amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names—Linear Films	10
Trade names—Sta-Dri	20
Customer relationships	13
Unfavorable lease	6.8
Favorable lease	2

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending October 31,	(in thousands)
2011	$263
2012	224
2013	204
2014	204
2015	205
Thereafter	1,081

Total estimated future amortization expense	$2,181

(7)	Accrued Expenses

At October 31, 2010 and 2009, accrued expenses consist of the following:

	October 31,
	2010	2009
	(in thousands)
Payroll and employee related	$7,675	$12,076
Customer rebates	6,076	5,825
Interest	1,656	1,631
Taxes (other than income)	2,255	1,879
Accrual for performance units	1,409	1,942
Accrued professional fees	1,100	837
Current portion of capital lease	1,101	1,041
Reserve for Atlantis restructuring (see Note 3)(a)	425	3,727
Reserve for product liability claim(b)	—	4,660
Other	2,189	3,098

Accrued expenses	$23,886	$36,716

(a)	Total reserve for Atlantis restructuring is $1.2 million and $5.7 million at October 31, 2010 and 2009, respectively, of which $0.8 million and $2.0 million is recorded in other long-term liabilities, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Accrued Expenses (Continued)

(b)	This claim was settled in December 2009 and finalized during the third quarter of fiscal 2010. The amount was indemnified by the Company’s insurance carrier except for $25,000 representing the insurance deductible. The asset related to the insurance recovery was included in other current assets in the consolidated balance sheet at October 31, 2009.

(8)	Debt

A summary of the components of debt is as follows:

	October 31, 2010	October 31, 2009
	(in thousands)
Credit facility(a)	$23,745	$7,514
7.875% senior notes due 2013(b)	160,160	160,160
Pennsylvania Industrial Loans(c)	1,795	2,326
Foreign bank borrowings(d)	—	—

Total debt	185,700	170,000
Less: current portion	441	531

Long-term debt	$185,259	$169,469

(a) Credit facility

The Company maintains a secured credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A., as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $34.2 million and $37.6 million, with a weighted average interest rate of 3.1% and 3.3%, during fiscal 2010 and 2009, respectively. Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

Borrowings and letters of credit available under the Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of the eligible assets at October 31, 2010 and 2009 supported a borrowing base of $128.0 million and $122.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $0.8 million and $1.2 million at October 31, 2010 and 2009, respectively. Availability at October 31, 2010 and 2009 under the Credit Facility was $103.5 million and $113.3 million, respectively. The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

The Credit Facility provides for events of default. If an event of default occurs and is continuing, amounts due under the Amended Credit Facility may be accelerated and the commitments to extend credit thereunder terminated. The Credit Facility also contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. The key covenants are applicable only if the Excess Availability is below a specified amount. In particular, if at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. In addition, if Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $70.2 million to $126.3 million during fiscal 2010 and $60.7 million to $113.3 million during 2009.

The Company has an unused line fee related to the Credit Facility. During fiscal 2010, 2009 and 2008, the Company paid unused line fees of approximately $0.3 million, $0.3 million and $0.2 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The Company has paid and capitalized $1.6 million of fees related to the Credit Facility. These fees are being amortized on a straight line basis over 50 months, the term of the Credit Facility.

The Company was in compliance with the financial and other covenants at October 31, 2010 and October 31, 2009.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

made in the open market, privately negotiated transactions or by other means from time to time, subject to conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The program does not obligate the Company to acquire any particular amount of the 2013 Notes, and the program may be suspended at any time at management’s discretion. As of October 31, 2010, no repurchases have been made under the 2010 Senior Note Repurchase Program.

The 2013 Notes contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with the covenants at October 31, 2010 and 2009.

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

During fiscal 2005, $5.5 million of fees were paid and capitalized related to the issuance of the 2013 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2013 Notes. During each of the fiscal years 2010, 2009 and 2008, in addition to the pro-rata write-off in April 2009 of the unamortized debt financing costs of $0.2 million discussed above, the Company amortized approximately $0.6 million, $0.7 million and $0.7 million, respectively, into interest expense related to these fees in the consolidated statements of operations.

(c) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. The following are outstanding at October 31, 2010 and 2009:

A $0.3 million five year fixed rate 5.0% loan, due on November 1, 2013, of which $0.2 million and $0.3 million was outstanding at October 31, 2010 and 2009, respectively;

A $1.4 million fifteen year fixed rate 4.75% loan, due November 1, 2023, of which $1.3 million and $1.3 million was outstanding at October 31, 2010 and 2009, respectively;

A $2.0 million fifteen year fixed rate 2.0% loan, due on July 1, 2011, of which $0.1 million and $0.3 million was outstanding at October 31, 2010 and 2009, respectively; and

A $3.3 million fifteen year fixed rate 2.0% loan, due on July 1, 2011, of which $0.2 million and $0.4 million was outstanding at October 31, 2010 and 2009, respectively.

These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.4 million and $12.6 million at October 31, 2010 and 2009, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

(d) Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at October 31, 2010 and 2009. Availability under the Canadian credit facility at October 31, 2010 and October 31, 2009 was $4.9 million and $4.6 million, respectively.

Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2011	$441
2012	145
2013	184,058
2014	89
2015	87
Thereafter	880

$185,700

Cash paid for interest during fiscal 2010, 2009 and 2008 was approximately $13.7 million, $14.6 million and $15.4 million, respectively, including interest paid by the discontinued operations of $0.4 million in fiscal 2008. In addition, cash paid for interest on capital leases during fiscal 2010, 2009 and 2008 was approximately $0.3 million, $0.2 million and zero, respectively.

(9)	Pensions and Retirement Savings Plan

The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its Canadian subsidiary. Total expense for these plans for 2010, 2009 and 2008 was $3.2 million, $2.6 million and $2.5 million, respectively.

401(k) Savings and Employee Stock Ownership Plan

Employees of the Company in the United States (with the exception of those employees covered by a collective bargaining agreement at its California facility) may participate in a 401(k) Savings and Employee Stock Ownership Plan (the “Plan”). Effective for the fiscal 2006 plan year and thereafter, the Company has and will contribute cash to the Plan. Prior to this, the Company contributed common stock held in treasury.

The Company makes contributions to the Plan, for eligible employees who have completed one year of service, equal to 1% of a participant’s compensation for the Plan year and matches 100% of the first 3% and 50% of the following 2% of each participant’s 401(k) contribution with a maximum of 5% of the participant’s annual compensation. In fiscal 2010, 2009 and 2008, the Company contributed $2.7 million, $2.2 million and $2.0 million in cash to the Plan in fulfillment of the 2009, 2008 and 2007 contribution requirement, respectively.

Effective January 1, 2007, the Plan was amended to permit participants 55 and over with three or more years of service to diversify up to 100 percent of the Company’s contributions previously allocated to the Company’s stock to a variety of funds. Participants under the age of 55 with three or

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

more years of service were permitted to diversify 33%, 66% and 100% during the plan years (January to December) ended 2007, 2008 and 2009 and thereafter, respectively. The diversification remains subject to the otherwise applicable securities law restrictions on making investments changes regarding the Company’s stock.

At October 31, 2010, there were 300,708 shares of the Company’s common stock held by the Plan, representing approximately 5% of the total number of shares outstanding. Shares of the Company’s common stock credited to each member’s account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are not voted.

Defined Contribution Plans

The Company sponsors a defined contribution plan in Canada. The plan covers full time employees and provides for a base employer contribution of 4.5% of salary plus an additional matching contribution of 50% of employee contributions up to 5% (for a maximum employer contribution of 7% of salary). The Company’s contributions related to these plans for each of fiscal 2010, 2009 and 2008 totaled approximately $0.2 million.

Defined Benefit Plan

The Company has a defined benefit plan in Canada. Benefits under this plan are based on specified amounts per year of credited service. The Company funds this plan in accordance with the funding requirements of local law and regulations.

The net periodic pension costs for the Canadian defined benefit plan for fiscal 2010, 2009 and 2008 was $263,000, $217,000 and $162,000, respectively.

The funded status of the Canadian defined benefit plan and the net amount recognized in the consolidated balance sheets and in accumulated other comprehensive income (loss) is shown below (based on an October 31 measurement date):

	October 31,
	2010	2009
	(in thousands)
Pension benefit obligation at end of year	$4,191	$3,321
Fair value of plan assets at end of year	$4,064	$3,192

Funded status	$(127)	$(129)

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(127)	$(129)
Other assets	—	—
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(848)	$(890)
Net actuarial loss	(809)	(519)
Tax	443	437

Net amount recognized, after tax	$(1,214)	$(972)

Accumulated benefit obligation	$4,191	$3,321

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2011 are:

(in thousands)
Amortization of prior service cost	$100
Amortization of net actuarial loss	33

Total	$133

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plan and to pay plan administrative expenses. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investments managers performance. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2010 and 2009 and the target allocation of pension plan assets for fiscal 2011:

	October 31,		Target Allocation
	2010	2009
Canadian equity securities	32%	30%	34%
International equity securities	29%	32%	25%
Debt securities	35%	37%	36%
Other	4%	1%	5%

Total	100%	100%	100%

The Company expects to contribute a total of approximately $0.4 million to its Canada defined benefit plan during fiscal 2011.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity

Share-Based Compensation

At October 31, 2010, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. The Company also had an employee stock purchase plan which was terminated effective immediately following the end of the six-month offering period ended June 30, 2010. Total share-based compensation expense related to the Company’s stock options plans and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Year Ended October 31,
	2010	2009	2008
	(in thousands)
Cost of sales	$172	$833	$80
Selling expense	192	938	92
General and administrative expense	838	2,265	198

Total	$1,202	$4,036	$370

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2010, 2009 and 2008 has been made from new shares. At October 31, 2010, 585,534 shares are available to be issued under the 2005 Option Plan.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the years ended October 31, 2010, 2009 and 2008.

	For the Year Ended October 31,
	2010	2009	2008
Expected volatility	54.10%	54.51%	56.88%
Expected life in years	7.5	7.5	7.5
Risk-free interest rates	3.21%	2.26%	3.67%
Dividend rate	0%	0%	0%
Weighted average fair value per option at date of grant	$16.08	$9.95	$20.47

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The following table summarizes the Company’s stock option plans as of October 31, 2010 and changes during each of the years in the three year period ended October 31, 2010:

	1995 Option Plan		2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2007 (177,714 options exercisable)	290,341		28,600	318,941	$18.09	$6.90-51.00
Granted	—		24,000	24,000	$32.73	$27.36-38.10
Exercised	(14,674)		—	(14,674)	$9.08	$6.90-9.30
Forfeited/Cancelled	(4,948)		—	(4,948)	$9.18	$7.87-9.30
Expired	(13,000)		—	(13,000)	$45.63	$35.25-46.50

Options outstanding at October 31, 2008 (215,011 options exercisable)	257,719		52,600	310,319	$18.63	$6.90-51.00
Granted	—		12,000	12,000	$17.07	$17.07
Exercised	(64,063	)(a)	(800)	(64,863)	$10.38	$6.90-32.80
Forfeited/Cancelled	(992)		—	(992)	$9.30	$9.30
Expired	(1,000)		—	(1,000)	$26.63	$26.63

Options outstanding at October 31, 2009 (211,664 options exercisable)	191,664		63,800	255,464	$20.66	$7.87-51.00
Granted	—		14,000	14,000	$27.00	$27.00
Exercised	(39,025	)(b)	(400)	(39,425)	$9.65	$9.30-19.83
Forfeited/Cancelled	(230)		(2,000)	(2,230)	$25.17	$9.30-27.00
Expired	(1,000)		—	(1,000)	$31.94	$31.94

Options outstanding at October 31, 2010	151,409		75,400	226,809	$22.87	$7.87-51.00	4.0	$1,410

Vested and expected to vest at October 31, 2010	151,409		75,400	226,809	$22.87		4.0	$1,410

Exercisable at October 31, 2010	151,409		32,600	184,009	$21.50		3.1	$1,340

(a)	Includes 16,395 options exercised at an exercise price of $9.30 per option for which 3,929 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

(b)	Includes 21,000 options exercised at an exercise price of $9.30 per option for which 4,926 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The table below presents information related to stock option activity for the years ended October 31, 2010, 2009 and 2008:

	For the Year Ended October 31,
	2010	2009	2008
	(in thousands)
Total intrinsic value of stock options exercised	$1,146	$1,532	$265
Total fair value of stock options vested	$254	$579	$531

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the years ended October 31, 2010, 2009 and 2008 was approximately $278,000, $302,000 and $621,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2010, 2009 and 2008, respectively. For fiscal 2010, 2009 and 2008 there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of October 31, 2010, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at October 31, 2010 and changes during fiscal 2010 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2009	43,800	$18.83
Granted	14,000	$16.08
Vested	(13,000)	$19.51
Forfeited/cancelled	(2,000)	$16.08

Non-vested at October 31, 2010	42,800	$17.85

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

Performance Units

The 2005 Option Plan also provides for the granting of Board approved performance units (“Units”). Outstanding Units are subject to forfeiture based on an annual Adjusted EBITDA performance goal (defined as net income before interest expense, income taxes, depreciation and amortization, discontinued operations, non-core business operating income, annual change in LIFO reserve, gain or loss on disposal of property, plant and equipment, non-operating income (expense) and share-based compensation expense, all as adjusted to remove foreign exchange effect), as determined and adjusted by the Board. If the Company’s Adjusted EBITDA equals or exceeds the performance goal, no Units will be forfeited. If the Company’s Adjusted EBITDA is between 80% and less than 100% of the performance goal, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage Adjusted EBITDA is less than the performance goal. If Adjusted EBITDA is below 80% of the performance goal, the employee will forfeit all Units. Subsequent to the satisfaction of the performance goal, the vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates.

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

Total share-based compensation expense (income) related to the Units was approximately $760,000, $3.5 million, and $(440,000) (resulting from the decrease in the Company’s stock price) for the years ended October 31, 2010, 2009 and 2008, respectively. During the year ended October 31, 2010, the Company paid $1.2 million in cash and issued 8,150 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2010. During the year ended October 31, 2009, the Company paid $0.6 million in cash and issued 611 shares of its common stock, in each case net of withholdings, in settlement of the vesting of the Units occurring during fiscal 2009. During the year ended October 31, 2008, the Company paid $0.5 million in cash and issued 4,749

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2008. At October 31, 2010 and October 31, 2009, there was $1.4 million and $1.9 million in current liabilities and $1.1 million and $2.0 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of October 31, 2010 and changes during each of the three year periods ended October 31, 2010:

	2005 Option Plan		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2007	156,267
Units granted	58,014
Units exercised	(38,040)
Units forfeited or cancelled	(60,881	)A

Units outstanding at October 31, 2008	115,360
Units granted	165,450	B
Units exercised	(39,040)
Units forfeited or cancelled	(7,950)

Units outstanding at October 31, 2009	233,820			1.8	$8,156
Units granted	44,930		$0.00
Units exercised	(66,130)		$0.00		$2,225
Units forfeited or cancelled	(51,830	)A

Units outstanding at October 31, 2010	160,790		$0.00	1.4	$3,918

Vested and expected to vest at October 31, 2010	157,190		$0.00	1.4	$3,831

Exercisable at October 31, 2010	—

(A)	The grants of Units in fiscal 2008 and 2010 have been forfeited in their entirety because the Company did not achieve at least 80% of the EBITDA performance goals in such fiscal years.

(B)	More than 100% of the fiscal 2009 EBITDA goal was achieved.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

first or last trading day of each six-month offering period. During the years ended October 31, 2010, 2009 and 2008, 31,994, 40,683 and 29,209 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. At July 1, 2010, 99,264 shares remained unsold under the 2005 Purchase Plan and were subsequently deregistered.

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $164,000, $255,000 and $189,000 for the years ended October 31, 2010, 2009 and 2008, respectively.

Treasury Shares

On June 6, 2008, the Board approved an $8.0 million stock repurchase program (the “June 2008 Stock Repurchase Program”). Between November 9 and November 20, 2009, the Company repurchased under its June 2008 Stock Repurchase Program, 52,500 shares of its common stock in the open market at an average cost of $36.84 per share, totaling $1.9 million.

On June 7, 2010, the Board terminated the June 2008 Repurchase Program (which had approximately $6.1 million remaining as of such date) and approved a new $10.0 million stock repurchase program (the “June 2010 Repurchase Program”). During fiscal 2010, the Company repurchased under its June 2010 Stock Repurchase Program 186,200 shares of its common stock in the open market at an average cost of $25.68 per share, totaling $4.8 million.

On August 4, 2010, the Board authorized a $6.5 million increase to the June 2010 Repurchase Program. On August 5, 2010, the Company repurchased 400,476 shares of its common stock from investment funds affiliated with KSA Capital Management, LLC (“KSA Capital”), whose managing member is Daniel D. Khoshaba (who served as a director on the Company’s Board at such time), in a privately negotiated transaction at an aggregate purchase price of $10.9 million, or approximately $27.28 per share (including brokerage commissions). The purchase price per share represented a discount of 4.8% to the previous day’s closing price of the Company’s common stock.

On September 15, 2010, the Board terminated the June 2010 Stock Repurchase Program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. During the fiscal year 2010, the Company repurchased under its September 2010 Stock Repurchase Program 143,449 shares of its common stock in a privately negotiated transaction and in the open market at an average cost of $21.62 per share, totaling $3.1 million.

In the aggregate, during fiscal 2010, we repurchased 782,625 shares of our common stock at an aggregate purchase price of $20.7 million.

Preferred Shares

The Board may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income Taxes

The U.S. and foreign components of income (loss) from continuing operations before (provision) benefit for income taxes are as follows:

	For the Year Ended October 31,
	2010	2009	2008
	(in thousands)
U.S.	$(1,027)	$48,068	$(7,359)
Foreign	1,996	1,355	2,137

Total	$969	$49,423	$(5,222)

The (provision) benefit for income taxes from continuing operations is summarized as follows:

	For the Year Ended October 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$(26)	$(666)	$455
State	(525)	(1,063)	(5)
Foreign	(930)	(229)	(400)

	(1,481)	(1,958)	50

Deferred:
Federal	(133)	(15,428)	7,953
State	91	(1,487)	428
Foreign	31	(121)	103

	(11)	(17,036)	8,484

Total (provision) benefit for income taxes from continuing operations	$(1,492)	$(18,994)	$8,534

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

Undistributed earnings of the Company’s foreign subsidiaries (primarily Canada) of approximately $11.2 million, $9.0 million and $11.7 million for fiscal 2010, 2009 and 2008, respectively, are considered permanently invested outside the United States, and as a result the Company has not provided federal income taxes on the unremitted earnings. It is not practicable to determine the tax liability, if any that would be payable if such earnings were not reinvested indefinitely.

In November 2009, the Company received approximately $4.5 million as a dividend from its Canadian subsidiary in which the Company utilized its current year’s loss to offset its federal tax

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

liability of $2.3 million on the dividend. The provision for income taxes includes a net tax expense of approximately $187,000 after recognizing the benefit of future foreign tax credits generated upon the receipt of the dividend.

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2010 and 2009 are as follows:

	October 31,
	2010	2009
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$1,056	$1,188
Inventories	588	1,189
Alternative minimum tax credits carryforwards	5,572	5,572
State net operating loss carryforwards	1,617	936
Net operating loss carryforwards	5,801	4,841
Capital loss carryforwards	8,906	9,037
Foreign tax credits carryforwards	3,997	1,934
Other	4,044	4,746

Total gross deferred tax assets	31,581	29,443
Valuation allowance	(11,820)	(13,141)

Total net deferred tax asset	$19,761	$16,302
Deferred tax liabilities:
Depreciation	$(17,479)	$(16,161)
Accrued employee benefits	(388)	(345)
Deferred gain on redemption of Senior Notes	(2,049)	(2,044)
Other	(1,345)	(500)

Total gross deferred tax liabilities	$(21,261)	$(19,050)

Total net deferred tax liabilities	$(1,500)	$(2,748)

The Company reduced goodwill by approximately $1.4 million each year in fiscal 2010, 2009 and 2008 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging business in fiscal 1996.

Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards, foreign tax credits carryforwards and foreign operating loss carryforwards to an amount that, based on all available information, is more likely than not to be realized. The net change in the valuation allowance from October 31, 2009 to October 31, 2010 was a decrease of $1.3 million. The change included a decrease of $1.4 million of operating loss carryforwards that were fully reserved which resulted from the liquidation of the Company’s subsidiary in Italy in fiscal 2010, a decrease of $0.3 million in capital loss carryforwards that were fully reserved which expired in fiscal 2010 and a decrease of $0.1 million relating to the utilization of net operating loss carryforwards in the foreign operations during fiscal 2010. These decreases were offset by an increase of $0.2 million in the valuation allowance for foreign tax credits as a result of the Company’s review of the future utilization of these credits and an increase of $0.3 million resulting from fluctuations in statutory tax rates and

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

foreign exchange. The net change in the valuation allowance from October 31, 2008 to October 31, 2009 was a decrease of $3.6 million. The change included a decrease of $2.9 million in foreign tax credits resulting from the Company’s election in fiscal 2009 to take a deduction for its fiscal 2002 and 2003 foreign taxes paid fully reserved against in the United States, a decrease of $0.9 million resulting from the expiration of net operating loss carryforwards fully reserved against in Italy, and a decrease of $0.2 million relating to the utilization of net operating loss carryforwards in the foreign operations during fiscal 2009, partially offset by an increase of $0.4 million resulting from fluctuations in foreign exchange.

Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2010 expire as follows:

	Related Tax Amount	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
Federal net operating loss	$14,079	$4,927	Fiscal 2028 – 2030
State net operating loss	42,176	1,617	Fiscal 2014 – 2030
Foreign net operating loss:
New Zealand	2,648	874	Indefinite

Total net operating loss carryforwards	$58,903	$7,418

Capital loss carryforwards:
U.S.	$22,784	$8,876	Fiscal 2011 – 2013
Canada	235	30	Indefinite

Total capital loss carryforwards	$23,019	$8,906

Tax credit carryforwards:
Foreign tax credits	$3,997	$3,997	Fiscal 2015 – 2020
Alternative minimum tax credit	5,572	5,572	Indefinite

Total tax credit carryforwards	$9,569	$9,569

The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Management believes that it is more likely than not that the Company’s deferred tax assets, net of existing valuation allowances, at October 31, 2010 will be realized.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

A reconciliation of the (provision) benefit for income taxes on income from continuing operations to that which would be computed at the statutory rate of 35%, 35% and 34% in 2010, 2009 and 2008, respectively, is as follows:

	For the Year Ended October 31,
	2010	2009	2008
	(in thousands)
(Provision) benefit at statutory rate	$(339)	$(17,298)	$1,775
Recognition of previously unrecognized tax positions	—	—	7,046
State tax provision, net of federal tax benefit	23	(1,625)	216
True-up of prior year tax returns	(239)	455	(246)
Foreign taxes paid	(386)	(133)	—
Foreign net operating losses expired	(1,371)	—	—
Capital losses expired	(256)	—	—
Net valuation allowances reversed	1,321	—	—
Net tax on foreign dividend	(187)	—	—
Other, net	(58)	(393)	(257)

(Provision) benefit for income taxes from continuing operations	$(1,492)	$(18,994)	$8,534

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

As of November 1, 2007, the Company’s unrecognized tax benefits for uncertain tax positions were $7.5 million, which primarily related to the abandonment of the Company’s investment in its French subsidiary in 2005 and expenses related to the Company’s sale of its Asia-Pacific subsidiaries in 2005, all of which, if recognized would favorably affect the effective income tax rate in future periods. The Company would have used tax operating loss carryforwards of $6.2 million, which have not been recognized for financial statement purposes, to offset the $7.5 million of unrecognized tax benefits. These unutilized and unrecognized tax operating loss carryforwards were generated in the same tax jurisdiction and in the same year that the unrecognized tax benefits were generated. During the fourth quarter of fiscal 2008, the Internal Revenue Service completed their examination of the Company’s United States income tax returns for the fiscal years 2005 and 2006 and accepted the tax returns as filed. The recognition of previously unrecognized tax benefits arising from the effective settlement of the IRS examination amounted to $7.0 million and an additional $0.5 million resulted from the lapse of the statute of limitations for fiscal 2004. The total unrecognized tax benefits were reduced by $7.5 million. As of October 31, 2010 and 2009, the Company’s liabilities for unrecognized tax benefits

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

for uncertain tax positions related to certain federal deductions taken for tax purposes and state income taxes, including interest and penalties, were $48,000 and $23,000, respectively, and are included in other long term liabilities on the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Gross	Net
	(in thousands)
Balance at November 1, 2007	$12,547	$7,528
Additions based upon tax positions related to the current year	62	40
Settlements (Completion of IRS examination)	(11,743)	(7,046)
Lapse of applicable statute	(832)	(500)

Balance at October 31, 2008	34	22
Additions based upon tax positions related to the current year	28	18
Settlements (Completion of state examination)	(26)	(17)

Balance at October 31, 2009	36	23
Additions based upon tax positions related to the current year	38	25

Balance at October 31, 2010	$74	$48

The Company classifies interest and penalties on uncertain tax position as a component of the provision for income taxes. Interest and penalties recognized in the provision for income taxes were $20,740, $5,100, and $2,800 during fiscal 2010, 2009 and 2008, respectively. The balance of accrued interest and penalties included in the Company’s liability for unrecognized tax benefits as of October 31, 2010 and 2009 was $26,870 and $6,129, respectively.

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

Cash paid for income taxes during fiscal 2010, 2009 and 2008 was approximately $0.7 million, $2.3 million and $1.6 million, respectively. No taxes were paid by the Company’s discontinued operations for the three years ended October 31, 2010.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
2011	$1,386
2012	1,386
2013	1,386
2014	1,386
2015	578

Total minimum lease payments	6,122
Less: Amounts representing interest	739

Present value of minimum lease payments	5,383
Less: Current portion of obligations under capital leases	1,101

Long-term portion of obligations under capital leases	$4,282

Assets subject to capitalized leases, included in property, plant and equipment in the consolidated balance sheets, are as follows:

	October 31,
	2010	2009
	(in thousands)
Machinery and equipment leased under capital leases	$7,045	$7,045
Less: Accumulated depreciation	1,305	522

Net machinery and equipment leased under capital leases	$5,740	$6,523

Interest paid as part of the capitalized lease obligations was approximately $0.3 million and $0.2 million during fiscal 2010 and 2009, respectively.

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through May 14, 2016. Rental expense under all leases was $5.3 million, $6.8 million and $5.1 million for fiscal 2010, 2009 and 2008, respectively. The Company also paid $0.8 million in rental payments related to its Cartersville and Fontana facilities, which amounts were

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Commitments and Contingencies (Continued)

recorded as a reduction in restructuring reserve contained in accrued liabilities and long-term liabilities in the consolidated balance sheet at October 31, 2010 (see Note 3). Rental income under all non-cancellable subleases was $0.5 million, $0.5 million and $0.4 million for fiscal 2010, 2009 and 2008, respectively.

Under the terms of noncancellable operating leases with terms greater than one year (including the rental payments for the Cartersville and Fontana facilities), the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ending October 31,	Operating Leases	Sublease Income
	(in thousands)
2011	$5,622	$563
2012	4,464	382
2013	4,011	120
2014	3,381	120
2015	1,739	90
Thereafter	675	—

Total minimum lease payments	$19,892	$1,275

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

Letters of Credit

As of October 31, 2010, the Company had approximately $0.8 million outstanding in stand-by letters of credit issued under the main credit facility. These letters expire on various dates during fiscal 2011. All of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security.

Employment Contracts:

The Company has employment agreements with each of the following employees of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante, Robert Cron, Lawrence R. Noll and Linda N. Guerrera. Each November 1st, these agreements are extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. The employment agreements also include terms relating to severance upon termination or a change of control, confidentiality, non-competition, non-solicitation and other customary provisions.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Commitments and Contingencies (Continued)

John J. Powers, and Paul C. Vegliante are the sons-in-law of the Company’s Chairman, President and Chief Executive Officer, J. Brendan Barba. Additionally, Mr. Barba and David J. Cron and Robert Cron are cousins. Linda N. Guerrera is the daughter-in-law of Paul M. Feeney, the Company’s Executive Vice President, Finance and Chief Financial Officer.

(13) Segment and Geographic Information

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. In April 2008, the Company completed the sale of its subsidiary in the Netherlands, a primary component of the Company’s former European geographical area. As a result of the sale, the Company no longer has any operations outside of the United States and Canada. The geographical assets and operating results reported within the Other foreign operations primarily represent tax refunds and intercompany interest income in the Company’s New Zealand subsidiary and the wind down of the Company’s liquidated operations in Italy.

Income from operations includes all costs and expenses directly related to the geographical area, including intercompany interest income and expense. Identifiable assets are those used in the operations of those geographical areas.

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2010, 2009 and 2008, respectively, is as follows:

	North America		Other Foreign	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2010
Sales—external customers	$733,503	$67,067	$—	$—	$800,570
Intercompany sales	36,646	—	—	—	36,646
Gross profit	98,755	11,319	—	—	110,074
Operating income (loss) from continuing operations	12,411	3,318	(9)	—	15,720
Interest income	8	7	1	—	16
Interest expense	15,181	25	—	—	15,206
Depreciation and amortization	20,596	299	—	—	20,895
Provision for income taxes	593	899	—	—	1,492
Net (loss) income	(1,620)	1,116	(19)	(43)	(566)
Provision for losses on accounts receivable and inventories	103	232	—	—	335
Geographical area assets	328,629	21,883	96	188	350,796
Goodwill	4,961	3,174	—	—	8,135
Capital expenditures	15,680	224	—	—	15,904

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Segment and Geographic Information (Continued)

	North America		Other Foreign	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2009
Sales—external customers	$685,364	$59,455	$—	$—	$744,819
Intercompany sales	29,374	—	—	—	29,374
Gross profit	150,178	10,258	—	—	160,436
Operating income (loss) from continuing operations	57,591	2,851	(55)	—	60,387
Interest income	15	17	3	—	35
Interest expense	15,720	29	—	—	15,749
Depreciation and amortization	18,785	273	—	—	19,058
Provision for income taxes	18,644	350	—	—	18,994
Net income	29,424	824	181	1,099	31,528
Provision for losses on accounts receivable and inventories	940	191	—	—	1,131
Geographical area assets	339,660	19,701	97	612	360,070
Goodwill	6,340	3,174	—	—	9,514
Capital expenditures	23,748	98	—	—	23,846

	North America		Other Foreign	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2008
Sales—external customers	$695,829	$66,402	$—	$—	$762,231
Intercompany sales	33,727	633	—	—	34,360
Gross profit	86,412	10,410	—	—	96,822
Operating income (loss) from continuing operations	7,167	2,471	(45)	—	9,593
Interest income	63	88	20	—	171
Interest expense	15,681	50	—	—	15,731
Depreciation and amortization	13,392	320	—	—	13,712
Benefit (provision) for income taxes	8,831	(297)	—	—	8,534
Net income	1,472	1,241	599	8,932	12,244
Provision for losses on accounts receivable and inventories	973	116	—	—	1,089
Geographical area assets	370,196	20,001	193	450	390,840
Goodwill	7,720	3,174	—	—	10,894
Capital expenditures	27,635	349	—	—	27,984

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Segment and Geographic Information (Continued)

Net sales by product line are as follows:

	For the Year Ended October 31,
	2010	2009	2008
	(in thousands)
Custom films	$275,825	$240,182	$336,439
Stretch (pallet) wrap	245,232	217,999	184,516
PROformance® films	65,137	77,804	18,189
Polyvinyl chloride wrap	79,881	77,870	88,672
Printed and converted films	9,660	9,659	10,006
Other products and specialty films	124,835	121,305	124,409

Total	$800,570	$744,819	$762,231

(14) Fair Value Measurements and Derivative Instruments

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

At October 31, 2010 and 2009, there was $162.0 million and $162.5 million, respectively, of fixed rate debt outstanding, substantially all of which relates to the 2013 Notes. The carrying value of the 2013 Notes was $160.2 million at October 31, 2010 and 2009, respectively. The fair value of the 2013 Notes at October 31, 2010 and 2009 was estimated to be $161.9 million and $155.4 million, respectively, based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans of $1.8 million at October 31, 2010 approximates its fair value based on observable inputs (Level 2).

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	Fair Value Measurements and Derivative Instruments (Continued)

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

The Company had a total of 6 and 12 open foreign exchange forward contracts outstanding at October 31, 2010 and 2009, respectively, with total notional contract amounts of $2.4 million and $13.8 million, respectively, all of which have maturities of less than one year. The fair value of these foreign exchange forward contracts is recorded in accounts payable in the consolidated balance sheet in the amount of $3,000 as of October 31, 2010 and $140,000 in other current assets in the consolidated balance sheet as of October 31, 2009.

The (loss) gain on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to a loss of $143,000, income of $736,000 and a loss of $346,000 for the years ended October 31, 2010, 2009 and 2008, respectively.

(15) Accumulated Other Comprehensive Income (Loss)

The accumulated balances at October 31, related to each component of accumulated other comprehensive income (loss) are as follows:

	2010	2009	2008
	(in thousands)
Foreign currency translation adjustments	$3,334	$2,493	$(85)
Unrecognized prior service cost and actuarial losses related to Canadian pension plan, net of tax	(1,214)	(972)	(824)

Total accumulated other comprehensive income (loss)	$2,120	$1,521	$(909)

The accumulated other comprehensive loss related to the Company’s pension plans is net of tax benefits of $0.4 million at October 31, 2010, 2009 and 2008, respectively.

The sale of AEP Netherlands in April 2008 resulted in the reclassification of AEP Netherlands’ accumulated foreign currency translation gains into income in the amount of $2.3 million ($2.4 million which existed at October 31, 2007), $6.9 million of realized foreign currency exchange gains ($4.1 million after tax) resulting from the settlement of all intercompany loans, denominated in Euros

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Accumulated Other Comprehensive Income (Loss) (Continued)

($5.1 million of which had been previously recognized in accumulated other comprehensive income at October 31, 2007), and the write-off of $0.2 million of unamortized prior service cost and actuarial losses.

(16) Related Party Transactions

During fiscal 2010, 2009 and 2008, $45,381, $120,773 and $131,074, respectively, was paid to Warshaw, Burstein Cohen, Schlesinger and Kuh, LLP, one of the Company’s outside legal counsel, in which Paul E. Gelbard, a member of the Board of Directors, is of counsel.

During fiscal 2010, 2009 and 2008, $61,790, $107,180 and $80,944, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer, for the production of the Company’s Annual Report and the production of marketing brochures.

During fiscal 2010, 2009 and 2008, $38,784, $72,855 and $90,292, was paid to Omni Products, a company owned by the cousin of the Chief Executive Officer, for printing costs.

On September 1, 2008, the brother of the Executive Vice President, Sales and Marketing, became a partner in Allstate Poly, a distributor. During fiscal 2010 and 2009 the Company sold $542,428 and $501,627 of product, respectively, to Allstate Poly. From September 1, 2008 to October 31, 2008, the Company sold $92,774 of product to Allstate Poly and from November 1, 2007 to August 31, 2008, the Company sold $538,152 of product to Allstate Poly.

(17) Discontinued Operations

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)	Discontinued Operations (Continued)

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

Loss from discontinued operations in the consolidated statements of operations for fiscal 2010 of $43,000 represents payments made related to the Spanish liquidation. Income from discontinued operations in the consolidated statements of operations for fiscal 2009 of $0.1 million represents a refund of value added taxes which had been fully reserved against and an income tax benefit of $1.0 million related to a $2.6 million intercompany bad debt write-off. The bad debt write-off has been taken as a deduction on the Company’s U.S. federal income tax return in fiscal 2009. Included in income from discontinued operations in the consolidated statements of operations for fiscal 2008 is $0.3 million of income resulting from the return of a deposit held for a tax assessment under appeal. The asset had been previously fully reserved as the Company believed it was more likely than not that the deposit would not be recovered. In exchange for the release of the deposit, the U.S. company issued a standby letter of credit, reducing availability under its Credit Facility. The Company does not believe it will need to perform under this standby letter of credit.

Condensed financial information related to these discontinued operations is as follows:

	For the Year Ended October 31,
	2010	2009
	Spain	Spain
	(in thousands)
Net sales	$—	$—
Gross profit	—	—
(Loss) income from operations	(43)	85
Income tax benefit	—	1,014

(Loss) income from discontinued operations	$(43)	$1,099

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)	Discontinued Operations (Continued)

For the Year Ended October 31, 2008	Netherlands	Spain	UK	Total
	(in thousands)
Net sales	$56,238	$—	$—	$56,238
Gross profit	5,436	—	—	5,436
Income (loss) from operations	865	361	(328)	898
Gain on disposal	10,708	—	—	10,708
Provision for income taxes	(2,674)	—	—	(2,674)

Income (loss) from discontinued operations	$8,899	$361	$(328)	$8,932

Assets and liabilities of the Spanish discontinued operations are comprised of the following:

	At October 31, 2010	At October 31, 2009
	(in thousands)
Assets:
Cash	$188	$612

Total assets	$188	$612

Liabilities:
Accounts payable	$—	$366

Total liabilities	$—	$366

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Quarterly Financial Data (Unaudited)

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2010
Net sales	$157,170	$215,662	$204,870	$222,868
Gross profit	$18,045	$25,805	$33,623	$32,601
(Loss) income from continuing operations	$(4,900)	$(1,497)	$3,746	$2,128
Loss from discontinued operations	$—	$—	$—	$(43)
Net (loss) income	$(4,900)	$(1,497)	$3,746	$2,085
Basic (Loss) Earnings per Common Share:
(Loss) income from continuing operations	$(0.72)	$(0.22)	$0.55	$0.34

(Loss) from discontinued operations	$—	$—	$—	$(0.01)

Net (loss) income per common share	$(0.72)	$(0.22)	$0.55	$0.33

Diluted (Loss) Earnings per Common Share:
(Loss) income from continuing operations	$(0.72)	$(0.22)	$0.55	$0.34

(Loss) from discontinued operations	$—	$—	$—	$(0.01)

Net (loss) income per common share	$(0.72)	$(0.22)	$0.55	$0.33

2009
Net sales	$180,212	$182,567	$189,750	$192,290
Gross profit	$48,084	$41,681	$37,483	$33,188
Income from continuing operations	$12,125	$11,570	$5,417	$1,317
Income from discontinued operations	$—	$—	$—	$1,099
Net income	$12,125	$11,570	$5,417	$2,416
Basic Earnings per Common Share:
Income from continuing operations	$1.79	$1.71	$0.80	$0.19

Income from discontinued operations	$—	$—	$—	$0.16

Net income per common share	$1.79	$1.71	$0.80	$0.35

Diluted Earnings per Common Share:
Income from continuing operations	$1.79	$1.71	$0.79	$0.19

Income from discontinued operations	$—	$—	$—	$0.16

Net income per common share	$1.79	$1.71	$0.79	$0.35

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

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED OCTOBER 31, 2010

(in thousands)

	Balance at Beginning of Year	Atlantis Acquisition		Additions (Reversals) Charged to Operations	Deductions From Reserves	Other (b)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2010:
Allowance for doubtful accounts	$5,214	$—		$264	$1,151	$18	$4,345
Inventories	$36	$—		$71	$—	$3	$110
YEAR ENDED OCTOBER 31, 2009:
Allowance for doubtful accounts	$3,434	$2,359	(a)	$1,118	$1,722	$25	$5,214
Inventories	$811	$(790	)(a)	$13	$—	$2	$36
YEAR ENDED OCTOBER 31, 2008:
Allowance for doubtful accounts	$2,267	$597		$1,071	$448	$(53)	$3,434
Inventories	$7	$790		$18	$—	$(4)	$811

The above table does not include discontinued operations.

(a)	Related to the true-up of working capital.

(b)	Represents foreign exchange effect

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

AEP Industries Inc.

Dated: January 14, 2011	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AEP Industries Inc.

Dated: January 14, 2011	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: January 14, 2011	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance Chief Financial Officer and Director (principal financial officer)

Dated: January 14, 2011	By:	/S/ LINDA N. GUERRERA
Linda N. Guerrera Vice President, Controller (principal accounting officer)

Dated: January 14, 2011	By:	/S/ LAWRENCE R. NOLL
Lawrence R. Noll Director

Dated: January 14, 2011	By:	/S/ KENNETH AVIA
Kenneth Avia Director

Dated: January 14, 2011	By:	/S/ ROBERT T. BELL
Robert T. Bell Director

Dated: January 14, 2011	By:	/S/ RICHARD E. DAVIS
Richard E. Davis Director

Dated: January 14, 2011	By:	/S/ FRANK P. GALLAGHER
Frank P. Gallagher Director

Dated: January 14, 2011	By:	/S/ PAUL E. GELBARD
Paul E. Gelbard Director

Dated: January 14, 2011	By:	/S/ LEE C. STEWART
Lee C. Stewart Director

INDEX TO EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number	Filing date
**2.1	Asset Purchase Agreement, dated August 9, 2008, by and among Atlantis Plastics, Inc, Atlantis Plastics Films, Inc., and Linear Films, Inc. and AEP Industries Inc.		8-K		2.1	08/12/08

3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the “Company”)		10-Q	04/30/97	3(a)	06/13/97

3.2	Fifth Amended and Restated By-Laws of the Company		8-K		3.1	02/16/10

4.1	Indenture (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and The Bank of New York, as trustee		8-K		4.1	03/22/05

4.2	Registration Rights Agreement (7.875% senior notes due 2013), dated as of March 18, 2005, between the Company and the security holders named therein		8-K		4.2	03/22/05

4.3	Amended and Restated Loan and Security Agreement, dated October 30, 2008, by and among the Company, Wachovia Bank N.A., as Agent, and the financial institutions party thereto		8-K		4	11/05/08

4.4	Exhibits and Schedules to Amended and Restated Loan and Security Agreement dated October 30, 2008		10-Q	01/31/10	4.1	03/12/10

*10.1	Amended and Restated 2005 Stock Option Plan of the Company		10-K	10/31/08	10.1	01/27/09

*10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1	06/20/06

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number	Filing date
*10.3	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, for 409A compliance		10-K	10/31/08	10.3	01/27/09

*10.4	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4	05/10/06

*10.5	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5	05/10/06

*10.6	2005 Employee Stock Purchase Plan of the Company, As Amended		10-K	10/31/09	10.6	01/14/10

*10.7	1995 Stock Option Plan of the Company		S-8, (No. 33-58747)		4	04/21/95

*10.8	Form of Management Incentive Plan of the Company		Schedule 14A		Annex A	02/27/08

*10.9	Summary of Non-Employee Director Compensation		8-K		10.2	05/10/06

10.10	Lease, dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P.		10-K	10/31/90	10(aa)	01/29/91

*10.11	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba		8-K		10.1	05/13/05

*10.12	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney		8-K		10.2	05/13/05

*10.13	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers		8-K		10.3	05/13/05

*10.14	Employment Agreement, effective as of November 1, 2004, between the Company and David J. Cron		8-K		10.4	05/13/05

*10.15	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K		10.5	05/13/05

*10.16	Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll		8-K		10.6	05/13/05

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit number	Filing date

*10.17	Employment Agreement, effective as of November 1, 2008, between the Company and Linda N. Guerrera		10-K	10/31/08	10.17	01/27/09

*10.18	Form of Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, David J. Cron, Paul C. Vegliante and Linda N. Guerrera, for 409A compliance, effective December 2008		10-K	10/31/08	10.18	01/27/09

10.19	Letter Agreement, dated February 12, 2010, among AEP Industries Inc., KSA Capital Management, LLC, Daniel D. Khoshaba and each of the other persons set forth on the signature pages thereto		8-K		10.1	02/16/10

10.20	Purchase Agreement, dated August 5, 2010, among AEP Industries Inc., KSA Capital Management, LLC, Daniel D. Khoshaba and each of the other persons set forth on the signature pages thereto.		8-K		10.1	08/09/10

21	List of subsidiaries of the Company at January 14, 2011	X

23	Consent of KPMG LLP	X

24	Power of Attorney (set forth on signature page)	X

31.1	Section 302 Certification—CEO	X

31.2	Section 302 Certification—CFO	X

32.1	Section 906 Certification—CEO	X

32.2	Section 906 Certification—CFO	X

*	A management contract or compensatory arrangement required to be filed.

**	The schedules and appendices to the foregoing have been omitted. A copy of any omitted schedule or appendix will be furnished to the Securities and Exchange Commission supplementally upon request