Form 10-Q
period 2011-01-31
AEP INDUSTRIES INC
filed 2011-03-14
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2011

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 10, 2011 was 6,137,196.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2011	October 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$990	$1,049
Accounts receivable, less allowance for doubtful accounts of $3,651 and $4,345 in 2011 and 2010, respectively	81,414	86,625
Inventories, net	89,415	72,978
Deferred income taxes	3,165	3,336
Other current assets	3,047	3,262
Assets of discontinued operations	185	188

Total current assets	178,216	167,438

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $286,570 and $281,292 in 2011 and 2010, respectively	167,860	169,343
GOODWILL	7,790	8,135
INTANGIBLE ASSETS, net of accumulated amortization of $791 and $726 in 2011 and 2010, respectively	2,116	2,181
OTHER ASSETS	3,652	3,699

Total assets	$359,634	$350,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$342	$441
Accounts payable	70,255	72,564
Accrued expenses	23,689	23,886

Total current liabilities	94,286	96,891
LONG-TERM DEBT	196,728	185,259
DEFERRED INCOME TAXES	4,352	4,836
OTHER LONG-TERM LIABILITIES	6,432	7,180

Total liabilities	301,798	294,166

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,090,230 and 11,086,485 shares issued in 2011 and 2010, respectively	111	111
Additional paid-in capital	109,155	109,047
Treasury stock at cost, 4,948,683 and 4,942,783 shares in 2011 and 2010, respectively	(150,578)	(150,424)
Retained earnings	96,841	95,776
Accumulated other comprehensive income	2,307	2,120

Total shareholders’ equity	57,836	56,630

Total liabilities and shareholders’ equity	$359,634	$350,796

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2011	2010
NET SALES	$217,727	$157,170
COST OF SALES	188,217	139,125

Gross profit	29,510	18,045
OPERATING EXPENSES:
Delivery	10,293	8,094
Selling	8,711	8,403
General and administrative	5,471	5,838

Total operating expenses	24,475	22,335
OTHER OPERATING (EXPENSE) INCOME:
(Loss) gain on sales of property, plant and equipment, net	(22)	210

Operating income (loss)	5,013	(4,080)
OTHER INCOME (EXPENSE):
Interest expense	(3,813)	(3,760)
Other, net	107	35

Income (loss) before (provision) benefit for income taxes	1,307	(7,805)
(PROVISION) BENEFIT FOR INCOME TAXES	(242)	2,905

Net income (loss)	$1,065	$(4,900)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.17	$(0.72)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.17	$(0.72)

	For the Three Months Ended January 31,
	2011	2010
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$1,065	$(4,900)
Other comprehensive income:
Foreign currency translation adjustments	163	377
Amortization of prior service cost, net of tax	24	20

Comprehensive income (loss)	$1,252	$(4,503)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,065	$(4,900)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,368	5,244
Change in LIFO reserve	4,087	2,097
Amortization of debt fees	273	274
Provision for losses on accounts receivable and inventories	96	69
Change in deferred income taxes	(16)	(2,881)
Share-based compensation expense	669	1,039
Other	40	(160)
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,259	6,182
Increase in inventories	(20,461)	(19,103)
Decrease in other current assets	228	279
(Increase) decrease in other assets	(249)	6
Decrease in accounts payable	(2,368)	(1,297)
Decrease in accrued expenses	(1,019)	(4,877)
Decrease in other long-term liabilities	(94)	(8)

Net cash used in operating activities	(7,122)	(18,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,743)	(2,175)
Net proceeds from dispositions of property, plant and equipment	17	294

Net cash used in investing activities	(3,726)	(1,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from Credit Facility	11,505	21,586
Repayments of Pennsylvania Industrial Loans	(135)	(132)
Principal payments on capital lease obligations	(270)	(255)
Buyback of common stock	(154)	(1,934)
Proceeds from issuance of common stock	—	398
Proceeds from exercise of stock options	37	170
Other	(176)	—

Net cash provided by financing activities	10,807	19,833

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(18)	360

Net (decrease) increase in cash	(59)	276
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,049	301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$990	$577

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$364	$293

Cash paid during the period for income taxes	$309	$136

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2011, the consolidated results of operations for the three months ended January 31, 2011 and 2010, and consolidated cash flows for the three months ended January 31, 2011 and 2010, respectively, have been made. The consolidated results of operations for the three months ended January 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial information included herein has been prepared by the Company, without audit, for filing with the U.S. Securities and Exchange Commission (the “Commission”) pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer rebates and incentives, product returns, doubtful accounts, inventories, including LIFO inventory valuations, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, leasing arrangements, impairment of long-lived assets and intangibles, including goodwill, acquisitions, and costs associated with the restructuring of the Atlantis plants. Management bases its estimates and judgments on historical experience and various other factors, including the current economic environment, which it believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Volatility in the credit, equity, and foreign currency markets and in the world markets for petroleum and natural gas, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes to estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, as necessary.

Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010, filed with the Commission on January 14, 2011.

The Company evaluates all subsequent events prior to filing and has implemented all new accounting pronouncements that are in effect and that may impact its financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that would be expected to have a material impact on its financial position, results of operations or cash flows.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2011	2010
Weighted average common shares outstanding:
Basic	6,142,360	6,823,000
Effect of dilutive securities:
Options to purchase shares of common stock	33,631	—

Diluted	6,175,991	6,823,000

For the three months ended January 31, 2011 and 2010, the Company had 122,180 and 27,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods and were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price. For the three months ended January 31, 2010, the Company had 67,210 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

Concurrent with the closing of the Atlantis acquisition, the Company’s Board of Directors (the “Board”) approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. The Company completed the shutdowns of the acquired Fontana, California plant in November 2008, and the acquired Cartersville, Georgia plant in October 2009. Costs of approximately $5.9 million associated with shutting down these plants were recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration, including estimated costs for security service, minimal utilities and property taxes. The Company completed its restructuring activities related to the Fontana facility in December 2010 and expects to complete such activities in the Cartersville facility by

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)	ACQUISITIONS (Continued)

July 2015 (commensurate with the expiration of the Fontana and Cartersville leases, respectively). The Company has entered into a sublease for the Cartersville property aggregating approximately $0.4 million in sublease income for the period January 2011 to July 2015 and as such, the estimated future costs associated with this facility have been reduced. Due to this sublease and the settlement of certain obligations for less than expected, $2.2 million of the $5.9 million restructuring reserve was reversed in the fourth quarter of fiscal 2010 with a corresponding $2.1 million decrease in property, plant and equipment and a $0.1 million decrease in intangible assets.

The roll forward of the restructuring reserve, included in accrued expenses ($0.3 million and $0.4 million at January 31, 2011 and October 31, 2010, respectively) and other long-term liabilities ($0.7 million and $0.8 million at January 31, 2011 and October 31, 2010, respectively) in the consolidated balance sheets, is as follows:

	Severance	Facility Closure Costs	Lease Costs	Operating Costs	Total
	(in thousands)
Balance at October 31, 2009	$87	$2,350	$2,280	$1,010	$5,727
Payments during the first quarter of fiscal 2010	(44)	(27)	(201)	(127)	(399)
Payments during the remainder of fiscal 2010	(37)	(933)	(620)	(326)	(1,916)
Adjustment to reserve	—	(1,313)	(444)	(443)	(2,200)

Balance at October 31, 2010	6	77	1,015	114	1,212
Payments during the first quarter of fiscal 2011	—	(26)	(117)	(28)	(171)

Balance at January 31, 2011	$6	$51	$898	$86	$1,041

(4)	INVENTORIES

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

Inventories are comprised of the following:

	January 31, 2011	October 31, 2010
	(in thousands)
Raw materials	$33,251	$27,600
Finished goods	52,835	41,892
Supplies	3,425	3,596

	89,511	73,088
Less: Inventory reserve	96	110

Inventories, net	$89,415	$72,978

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	INVENTORIES (Continued)

The LIFO method was used for determining the cost of approximately 87% and 85% of total inventories at January 31, 2011 and October 31, 2010, respectively. Inventories would have increased by $26.2 million and $22.1 million at January 31, 2011 and October 31, 2010, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the three months ended January 31, 2011 are as follows:

(in thousands)
Goodwill at October 31, 2010	$8,135
Realization of deferred tax assets related to Borden Global Packaging acquisition	(345)

Goodwill at January 31, 2011	$7,790

Changes in the carrying amount of intangible assets during the three months ended January 31, 2011 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2010	$78	$828	$(29)	$1,304	$2,181
Amortization – Quarter 1 2011	(15)	(23)	2	(29)	(65)

Balance at January 31, 2011	$63	$805	$(27)	$1,275	$2,116

Total amortization of intangible assets for the three months ended January 31, 2010 was $77,000.

Amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names—Linear Films	10
Trade names—Sta-Dri	20
Customer relationships	13
Unfavorable lease	6.8
Favorable lease	2

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	DEBT

A summary of the components of debt is as follows:

	January 31, 2011	October 31, 2010
	(in thousands)
Credit facility(a)	$35,250	$23,745
7.875% senior notes due 2013(b)	160,160	160,160
Pennsylvania Industrial Loans(c)	1,660	1,795
Foreign bank borrowings(d)	—	—

Total debt	197,070	185,700
Less: current portion	342	441

Long-term debt	$196,728	$185,259

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

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $39.1 million and $25.8 million, with a weighted average interest rate of 2.9% and 3.3%, during the three months ended January 31, 2011 and 2010, respectively. Under the Credit Facility, interest rates are based upon Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

Borrowings and letters of credit available under the Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of the eligible assets at January 31, 2011 and October 31, 2010 supported a borrowing base of $134.2 million and $128.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $0.8 million at January 31, 2011 and October 31, 2010, respectively. Availability at January 31, 2011 and October 31, 2010 under the Credit Facility was $98.2 million and $103.5 million, respectively. The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

The Credit Facility provides for events of default. If an event of default occurs and is continuing, amounts due under the Credit Facility may be accelerated and the commitments to extend credit thereunder terminated. The Credit Facility also contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. The key

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	DEBT (Continued)

covenants are applicable only if the Excess Availability is below a specified amount. In particular, if at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined therein) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. In addition, if Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $78.7 million to $114.8 million during the three months ended January 31, 2011 and from $70.2 million to $126.3 million during the three months ended January 31, 2010.

The Company was in compliance with the financial and other covenants at January 31, 2011 and October 31, 2010.

(b) 7.875% Senior Notes due 2013

On March 18, 2005, the Company completed the sale of $175 million aggregate principal amount of 7.875% Senior Notes due March 15, 2013 (“2013 Notes”) through a private offering. With Board approval, the Company repurchased and retired $14.8 million (principal amount) of the Company’s 2013 Notes at a price of 62.8% of par on April 1, 2009.

On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows the Company to spend up to $25.0 million to repurchase its outstanding 2013 Notes. Repurchases may be made in the open market, privately negotiated transactions or by other means from time to time, subject to conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. The program does not obligate the Company to acquire any particular amount of the 2013 Notes, and the program may be suspended at any time at management’s discretion. As of January 31, 2011, no repurchases have been made under the 2010 Senior Note Repurchase Program.

The 2013 Notes contain certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, sell assets, merge or consolidate or create liens. The Company was in compliance with the covenants at January 31, 2011 and October 31, 2010.

Interest is paid semi-annually on March 15 and September 15.

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

(c) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.3 million at January 31, 2011.

(d) Foreign Bank Borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at January 31, 2011 and October 31, 2010, respectively. Availability under the Canadian credit facility at January 31, 2011 and October 31, 2010 was $5.0 million and $4.9 million, respectively.

Fair Value Measurements

At January 31, 2011 and October 31, 2010, there was $161.8 million and $162.0 million, respectively, of fixed rate debt outstanding, substantially all of which relates to the 2013 Notes. The carrying value of the 2013 Notes was $160.2 million at January 31, 2011 and October 31, 2010, respectively. The fair value of the 2013 Notes at January 31, 2011 and October 31, 2010 was estimated to be $160.2 million and $161.9 million, respectively, based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans of $1.7 million at January 31, 2011 approximates its fair value based on observable inputs (Level 2).

(7)	ACCRUED EXPENSES

At January 31, 2011 and October 31, 2010, accrued expenses consist of the following:

	January 31, 2011	October 31, 2010
	(in thousands)
Payroll and employee related	$6,617	$7,675
Customer rebates	5,005	6,076
Interest	4,833	1,656
Taxes (other than income)	1,171	2,255
Accrual for performance units	1,711	1,409
Accrued professional fees	567	1,100
Current portion of capital lease	1,117	1,101
Reserve for Atlantis restructuring (see Note 3)	334	425
Other	2,334	2,189

Accrued expenses	$23,689	$23,886

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY

Share-Based Compensation

At January 31, 2011, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. The Company also had an employee stock purchase plan which was terminated effective immediately following the end of the six-month offering period ended June 30, 2010. Total share-based compensation expense related to the Company’s stock options plans and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended January 31,
	2011	2010
	(in thousands)
Cost of sales	$107	$190
Selling expense	110	203
General and administrative expense	452	646

Total	$669	$1,039

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2011 and 2010 has been made from new shares. At January 31, 2011, 533,203 shares are available to be issued under the 2005 Option Plan.

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

There were no options granted during the three months ended January 31, 2011 or 2010.

The following table summarizes the Company’s stock option plans as of January 31, 2011, and changes during the three months ended January 31, 2011:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2010 (184,009 options exercisable)	151,409	75,400	226,809	$22.87	$7.87-51.00	4.0	$1,410
Granted	—	—	—	—	—
Exercised	(3,745)	—	(3,745)	$9.77	$9.30-11.74
Forfeited/Cancelled	—	—	—	—	—
Expired	—	—	—	—	—

Options outstanding at January 31, 2011	147,664	75,400	223,064	$23.09	$7.87-51.00	3.8	$1,703

Vested and expected to vest at January 31, 2011	147,664	75,400	223,064	$23.09		3.8	$1,703

Exercisable at January 31, 2011	147,664	35,000	182,664	$21.96		2.9	$1,590

The table below presents information related to stock option activity for the three months ended January 31, 2011 and 2010:

	For the Three Months Ended January 31,
	2011	2010
	(in thousands)
Total intrinsic value of stock options exercised	$62	$1,120
Total fair value of stock options vested	$59	$59

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three months ended January 31, 2011 and 2010 was approximately $71,000 and $67,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2011 and 2010. For the three months ended January 31, 2011 and 2010, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY (Continued)

As of January 31, 2011, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2011 and changes during the three months ended January 31, 2011 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2010	42,800	$17.85
Granted	—	—
Vested	(2,400)	$24.42
Forfeited	—	—

Non-vested at January 31, 2011	40,400	$17.46

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

Total share-based compensation expense related to the Units was approximately $598,000 and $911,000 for the three months ended January 31, 2011 and 2010, respectively. At January 31, 2011 and October 31, 2010, there are $1.7 million and $1.4 million in current liabilities, respectively, and $0.8 million and $1.1 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of January 31, 2011, and changes during the three months ended January 31, 2011:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2010	160,790	$0.00	1.4	$3,918
Units granted	52,931	$0.00
Units exercised	(35,380)	$0.00		$887
Units forfeited or cancelled	(600)

Units outstanding at January 31, 2011	177,741	$0.00	1.9	$4,922

Vested and expected to vest at January 31, 2011	174,891		1.9	$4,843

Exercisable at January 31, 2011	—

The Company paid in January 2011, $0.4 million in cash, net of withholdings, in partial settlement of the vesting of Units occurring during the first quarter of fiscal 2011. The Company paid in February 2011, $0.1 million in cash and issued 2,009 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of the remaining Units occurring during the first quarter of 2011. The Company paid in February 2010, $0.9 million in cash, net of withholdings, in settlement of the vesting of Units occurring during the first quarter of fiscal 2010.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY (Continued)

Employee Stock Purchase Plan

The Company terminated the Company’s 2005 Employee Stock Purchase Plan, as amended (“2005 Purchase Plan”), effective immediately following the end of the six-month offering period ended June 30, 2010.

The 2005 Purchase Plan became effective July 1, 2005 and provided for an aggregate of 250,000 shares of the Company’s common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan was 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the three months ended January 31, 2010, 17,285 shares were purchased by employees pursuant to the 2005 Purchase Plan. At July 1, 2010, 99,264 shares remained unsold under the 2005 Purchase Plan and were subsequently deregistered.

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $61,000 for the three months ended January 31, 2010.

Treasury Shares

On June 6, 2008, the Board approved an $8.0 million stock repurchase program (the “June 2008 Stock Repurchase Program”). Between November 9 and November 20, 2009, the Company repurchased under its June 2008 Stock Repurchase Program, 52,500 shares of its common stock in the open market at an average cost of $36.84 per share, totaling $1.9 million.

On June 7, 2010, the Board terminated the June 2008 Repurchase Program (which had approximately $6.1 million remaining as of such date) and approved a new $10.0 million stock repurchase program (the “June 2010 Repurchase Program”). During fiscal 2010 through August 3, 2010, the Company repurchased under its June 2010 Stock Repurchase Program 186,200 shares of its common stock in the open market at an average cost of $25.68 per share, totaling $4.8 million.

On August 4, 2010, the Board authorized a $6.5 million increase to the June 2010 Repurchase Program. On August 5, 2010, the Company repurchased 400,476 shares of its common stock from investment funds affiliated with KSA Capital Management, LLC (“KSA Capital”), whose managing member is Daniel D. Khoshaba (who served as a director on the Company’s Board at such time), in a privately negotiated transaction at an aggregate purchase price of $10.9 million, or $27.28 per share (including brokerage commissions). The purchase price per share represented a discount of 4.8% to the previous day’s closing price of the Company’s common stock.

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

During the first quarter of fiscal 2011, the Company repurchased 5,900 shares of its common stock under the September 2010 Stock Repurchase Program in the open market at an average cost of $26.17 per share, totaling approximately $154,000. As of January 31 2011, $4.7 million remains available for repurchase under such program.

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

The provision for income taxes for the three months ended January 31, 2011 was $0.2 million on income before the provision for income taxes of $1.3 million. The difference between the Company’s effective tax rate of 18.5 percent for the three months ended January 31, 2011 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the differential in the U.S and the Canadian statutory rates (-4.5%) and a reduction in the valuation allowance for foreign tax credits (-16.4%), partially offset by a provision for state taxes in the United States, net of federal benefit (+1.1%) and a provision for foreign taxes paid (+2.8%).

The benefit for income taxes for the three months ended January 31, 2010 was $2.9 million on a loss before the benefit for income taxes of $7.8 million. The difference between the Company’s effective tax rate of 37.2 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to a benefit for state taxes in the United States, net of federal benefit (+2.8%), a true-up of deferred taxes as a result of a reduction in the Canadian statutory tax rate (+1.9%), and a provision for state taxes related to U.S. receipt of the Canadian dividend (-2.8%).

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) SEGMENT	AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

Operating income (loss) includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$202,060	$15,667	$217,727
Intercompany sales	7,974	—	7,974
Gross profit	25,992	3,518	29,510
Operating income	3,889	1,124	5,013

	For the Three Months Ended January 31, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$143,693	$13,477	$157,170
Intercompany sales	6,970	—	6,970
Gross profit	15,420	2,625	18,045
Operating (loss) income	(4,699)	619	(4,080)

Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2011	2010
	(in thousands)
Custom films	$72,760	$52,723
Stretch (pallet) wrap	73,009	48,166
PROformance® films	16,738	12,029
Polyvinyl chloride wrap	21,366	18,312
Printed and converted films	2,468	2,086
Other products and specialty films	31,386	23,854

Total	$217,727	$157,170

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) COMMITMENTS	AND CONTINGENCIES

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
Remainder of 2011	$1,040
2012	1,386
2013	1,386
2014	1,386
2015	578
Thereafter	—

Total minimum lease payments	5,776
Less: Amounts representing interest	662

Present value of minimum lease payments	5,114
Less: Current portion of obligations under capital leases	1,117

Long-term portion of obligations under capital leases	$3,997

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

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the implementation of the final phase of a new operating system; the continuing impact of the economic slowdown in the United States and the global credit and financial environment and other changes in the United States or international economic or political conditions; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2010 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and reports filed thereafter with the SEC, and other publicly available information.

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

As of November 1, 2009, we implemented the initial phase of a new integrated operating system to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal control over financial reporting. During the three months ended January 31, 2011 and 2010, we incurred and charged to operations approximately $0.1 million and $0.6 million, respectively, in consulting costs related to improving user functionality of the system. During the first quarter of fiscal 2011, we began implementing the final phase of our new system, which is centered in our manufacturing facilities. Completion is expected in early fiscal 2012.

Concurrent with the closing of the Atlantis acquisition in October 2008, our Board approved a plan to realign and reorganize the combined businesses. The reorganization plan included the shutdown of the acquired Fontana, California plant which commenced in November 2008, and the shut down of the acquired Cartersville, Georgia plant. The consolidation of these plants has been completed. All manufacturing lines from the Fontana and Cartersville plants are either producing in or are in the process of being installed in other AEP plants. Approximately $1.0 million remains in the restructuring reserve and primarily relates to lease costs, net of sublease income, and certain operating costs of the Cartersville plant. The lease ends July 2015.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. Average resin cost during the three months ended January 31, 2011 was 20% higher, or $0.12 per pound, than the average resin cost during the three months ended January 31, 2010. We believe that resin prices will continue to fluctuate widely during the remainder of fiscal 2011 due to production issues among the resin suppliers, combined with fluctuating prices of oil and natural gas and exporting activities. The industry is currently experiencing a shortage of certain raw materials. At this time, we have been able to secure sufficient supply to meet our production needs; however, the shortage has further increased raw material costs. There can be no assurance that we will be able to continue to secure sufficient supply or be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances affecting many of our customers, distributors and suppliers. We have begun to see positive signs of stabilization in the economy although the impacts of the recent recession continue. Our net sales increased 38.5% in the first three months of fiscal 2011 compared to the prior period, which is due to a 9% increase in average selling prices and a 27% increase in sales volume. Our sales volume increase is attributable to increased demand from our customers as well as increased market share due to our market leadership, consolidation and bankruptcies of competitors, and fewer new market entrants. In spite of such net sales growth, forecasts for the remainder of 2011 remain uncertain. It is difficult to predict the continuing impact of the economic slowdown on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we have taken appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations—First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

The following table presents unaudited selected financial data for the three months ended January 31, 2011 and 2010 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	January 31, 2011		January 31, 2010
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$217,727	$1.08	$157,170	$0.99	38.5%	$60,557
Gross profit	29,510	0.15	18,045	0.11	63.5%	11,465
Operating expenses:
Delivery	10,293	0.05	8,094	0.05	27.2%	2,199
Selling	8,711	0.04	8,403	0.05	3.7%	308
General and administrative	5,471	0.03	5,838	0.04	(6.3)%	(367)

Total operating expenses	$24,475	$0.12	$22,335	$0.14	9.6%	$2,140

Pounds sold		201,999 lbs.		159,071 lbs.

Net Sales

Net sales for the first quarter of fiscal 2011 increased $60.5 million, or 38.5%, to $217.7 million from $157.2 million for the first quarter of fiscal 2010. The increase was the result of a 9% increase in average selling prices primarily attributable to higher resin costs during the comparable periods, positively affecting net sales by $13.7 million, combined with a 27% increase in sales volume positively affecting net sales by $46.1 million. The first quarter of fiscal 2011 also included a $0.7 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

Gross profit for the first quarter of 2011 increased $11.5 million, or 63.5%, to $29.5 million from $18.0 million in the same quarter of the prior fiscal year. There was a $4.1 million increase in the LIFO reserve during the first quarter of fiscal 2011 versus a $2.1 million increase in the LIFO reserve during the first quarter of fiscal 2010, representing an increase of $2.0 million year-over-year. Excluding the effects of the LIFO reserve increase, gross profit increased $13.5 million primarily due to increased sales volumes and improved plant utilization, partially offset by a lag in selling price increases during the period. The first quarter of fiscal 2011 also included a $0.2 million positive impact of foreign exchange relating to our Canadian operations and a $0.3 million decrease of consulting costs associated with the implementation of our new operating system.

Operating Expenses

Operating expenses for the first quarter of fiscal 2011 increased $2.1 million, or 9.6%, to $24.5 million from the comparable period in the prior fiscal year. The increase in operating expenses is primarily due to increased volumes sold in the current period increasing delivery and selling expenses by $2.8 million, partially offset by a decrease of $0.3 million related to share-based compensation costs associated with our stock options and performance units and a $0.2 million decrease of consulting costs associated with the implementation of our new operating system. The remaining decrease reflects the positive effects of our ongoing effort in cost cutting initiatives. The first quarter of fiscal 2011 also includes a $0.1 million unfavorable effect of foreign exchange increasing reported total operating expenses.

Interest Expense

Interest expense for the three months ended January 31, 2011 increased $0.1 million as compared to the prior year period, resulting primarily from higher average borrowings on our Credit Facility.

Income Tax Provision

The provision for income taxes for the three months ended January 31, 2011 was $0.2 million on income before the provision for income taxes of $1.3 million. The difference between our effective tax rate of 18.5 percent for the three months ended January 31, 2011 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the differential in the U.S and the Canadian statutory rates (-4.5%) and a reduction in the valuation allowance for foreign tax credits (-16.4%), partially offset by a provision for state taxes in the United States, net of federal benefit (+1.1%) and a provision for foreign taxes paid (+2.8%).

The benefit for income taxes for the three months ended January 31, 2010 was $2.9 million on a loss before the benefit for income taxes of $7.8 million. The difference between our effective tax rate of 37.2 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to a benefit for state taxes in the United States, net of federal benefit (+2.8%), a true-up of deferred taxes as a result of a reduction in the Canadian statutory tax rate (+1.9%), and a provision for state taxes related to U.S. receipt of the Canadian dividend (-2.8%).

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	First Quarter Fiscal 2011	First Quarter Fiscal 2010
	(in thousands)	(in thousands)
Net income (loss)	$1,065	$(4,900)
Provision (benefit) for taxes	242	(2,905)
Interest expense	3,813	3,760
Depreciation and amortization expense	5,368	5,244
Increase in LIFO reserve	4,087	2,097
Other non-operating income	(107)	(35)
Non-cash share-based compensation	669	1,039

Adjusted EBITDA	$15,137	$4,300

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to buy back shares of our common stock and 2013 Notes.

Despite the challenging financial markets and economic conditions in recent years, we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. Availability under our Credit Facility and credit lines available to our Canadian subsidiary for local currency borrowings was an aggregate of $103.2 million at January 31, 2011. We have no significant debt maturities until the first half of fiscal 2013. We ended the first three months of fiscal 2011 with a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $196.1 million, compared with $184.7 million at the end of fiscal 2010. Our working capital amounted to $83.9 million at January 31, 2011 compared to $70.5 million at October 31, 2010. The increase in working capital of $13.4 million was primarily due to an increase in our investment in inventories, excluding the non-cash effects of LIFO, of $20.5 million due to increased volumes and increased average resin costs, partially offset by a decrease in accounts receivable of $5.3 million as a result of improved collections and lower dollar sales in the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. Generally, our need to access the capital markets is limited to refinancing debt obligations and funding significant acquisitions. We have begun to see positive signs of stabilization in the capital markets although the impacts of the recent environment continue to impact the cost of capital. As market conditions change, we continue to monitor our liquidity position.

We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the three months ended January 31, 2011 and 2010:

	For the Three Months Ended January 31,
	2011	2010
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(7,122)	$(18,036)
Investing activities	(3,726)	(1,881)
Financing activities	10,807	19,833
Effect of exchange rate changes on cash	(18)	360

(Decrease) increase in cash and cash equivalents	$(59)	$276

Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $1.0 million at January 31, 2011, as compared to $1.1 million at October 31, 2010. Net cash used in operating activities during the three months ended January 31, 2011 was $7.1 million, which includes net income of $1.1 million adjusted for non-cash operating income totaling $10.5 million primarily related to depreciation and amortization and change in LIFO reserve. Cash used by operating activities also includes a $20.5 million increase in inventories excluding the non-cash effects of LIFO and a $3.4 million decrease in accounts payable and accrued expenses as a result of timing of payments, partially offset by a $5.3 million decrease in accounts receivable resulting primarily from improved collections and a decrease in dollar sales in the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010.

Investing Activities

Net cash used in investing activities during the three months ended January 31, 2011 was $3.7 million, resulting from capital expenditures during the period.

Financing Activities

Net cash provided by financing activities during the three months ended January 31, 2011 was $10.8 million, resulting primarily from $11.5 million in borrowings under our Credit Facility, partially offset by repurchases of our common stock totaling $0.2 million, $0.3 million of capital lease payments and $0.1 million of repayments of our Pennsylvania loans.

Sources and Uses of Liquidity

Debt

We maintain a secured credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A, as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at January 31, 2011 and October 31, 2010 under the Credit Facility was $98.2 million and $103.5 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a secured credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at January 31, 2011 and October 31, 2010. Availability under the Canadian credit facility at January 31, 2011 and October 31, 2010 was $5.0 million and $4.9 million, respectively,

Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Repurchase Programs

On November 2, 2009, our Board of Directors terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allows us to spend up to $25.0 million to repurchase our outstanding 2013 Notes, all of which remains available for repurchase as of January 31, 2011. Please refer to Note 6 of the consolidated financial statements for further discussion of the program.

On September 15, 2010, our Board of Directors terminated the June 2010 Stock Repurchase Program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). As of January 31, 2011, $4.7 million remains available for repurchase under such program. Please refer to Note 8 of the consolidated financial statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of January 31, 2011 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2011	$306	$12,664	$1,040	$4,211	$18,221
2012	145	12,674	1,386	4,561	18,766
2013(1)	195,563	6,361	1,386	4,112	207,422
2014	89	48	1,386	3,449	4,972
2015	87	44	578	1,756	2,465
Thereafter	880	181	—	675	1,736

Total(1)	$197,070	$31,972	$5,776	$18,764	$253,582

(1)	Borrowings include $160.2 million Senior Notes due on March 15, 2013 and $35.3 million of variable rate borrowings (outstanding borrowings under our Credit Facility) due December 15, 2012. See Note 6 of the consolidated financial statements for further discussion of our debt.

In addition to the amounts reflected in the table above:

Concurrent with the closing of the Atlantis acquisition in October 2008, our Board approved a plan to realign and reorganize the Atlantis businesses. The Company completed the shutdowns of the acquired Fontana, California plant in November 2008 and the acquired Cartersville, Georgia plant in

October 2009. All manufacturing lines from the Fontana and Cartersville plants are either producing in or are in the process of being installed in other AEP plants. Approximately $1.0 million remains in the restructuring reserve as of January 31, 2011 and primarily relates to lease costs, net of sublease income, and certain operating costs of the Cartersville plant. The lease ends July 2015. We estimate paying $0.2 million during the remainder of fiscal 2011, net of sublease income, related to the restructuring reserve and $0.8 million thereafter.

We expect to incur approximately $11.0 million of capital expenditures during the remainder of fiscal 2011.

With regards to the US 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), we estimate contributing approximately $2.6 million in cash in March 2011 to our 401(k) and ESOP plan effective for the 2010 ESOP year contributions.

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

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the U.S. Securities and Exchange Commission on January 14, 2011.

There were no material changes to our critical accounting policies during the three months ended January 31, 2011.

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position, results of operations or cash flows.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2011, the carrying value of our total debt was $197.1 million of which approximately $161.8 million was fixed rate debt (2013 Notes and the Pennsylvania Industrial Loans). As of January 31, 2011, the estimated fair value of our 2013 Notes was approximately $160.2 million. As of January 31, 2011, the carrying value of our Pennsylvania Industrial Loans was $1.7 million which approximates fair value.

Floating rate debt at January 31, 2011 and October 31, 2010 totaled $35.3 million and $23.7 million, respectively. Based on the floating rate debt outstanding during fiscal 2011 (our Credit Facility), a one-percent increase or decrease in the average interest rate would result in a change to interest expense of approximately $0.1 million.

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

As of January 31, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation in the normal course of our business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, and in other reports filed thereafter with the SEC, including this report, before deciding to invest in or retain shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended January 31, 2011.

Fiscal 2011 period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1-November 30	2,900	$25.03	—	$4,826,547	(a)
December 1-December 31	—	$—	—	$4,826,547
January 1-January 31	3,000	$27.28	—	$4,744,699

Total	5,900	$26.17	—	$4,744,699

(a)	On September 15, 2010, our Board terminated the June 2010 Repurchase Program and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). Please refer to Note 8 of the Consolidated Financial Statements for further discussion of the program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #		Description

31.1	*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: March 14, 2011	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: March 14, 2011	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)