Form 10-Q
period 2011-04-30
AEP INDUSTRIES INC
filed 2011-06-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 7, 2011 was 6,137,888.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2011	October 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,901	$1,049
Accounts receivable, less allowance for doubtful accounts of $3,993 and $4,345 in 2011 and 2010, respectively	100,241	86,625
Inventories, net	92,065	72,978
Deferred income taxes	2,683	3,336
Other current assets	4,219	3,262
Assets of discontinued operations	200	188

Total current assets	210,309	167,438

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $292,509 and $281,292 in 2011 and 2010, respectively	167,586	169,343
GOODWILL	7,445	8,135
INTANGIBLE ASSETS, net of accumulated amortization of $857 and $726 in 2011 and 2010, respectively	2,050	2,181
OTHER ASSETS	6,931	3,699

Total assets	$394,321	$350,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$26,680	$441
Accounts payable	79,041	72,564
Accrued expenses	20,641	23,886

Total current liabilities	126,362	96,891
LONG-TERM DEBT	201,282	185,259
DEFERRED INCOME TAXES	2,594	4,836
OTHER LONG-TERM LIABILITIES	6,272	7,180

Total liabilities	336,510	294,166

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,093,271 and 11,086,485 shares issued in 2011 and 2010, respectively	111	111
Additional paid-in capital	109,343	109,047
Treasury stock at cost, 4,955,783 and 4,942,783 shares in 2011 and 2010, respectively	(150,781)	(150,424)
Retained earnings	96,163	95,776
Accumulated other comprehensive income	2,975	2,120

Total shareholders’ equity	57,811	56,630

Total liabilities and shareholders’ equity	$394,321	$350,796

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2011	2010	2011	2010
NET SALES	$248,540	$215,662	$466,267	$372,832
COST OF SALES	218,670	189,857	406,887	328,982

Gross profit	29,870	25,805	59,380	43,850
OPERATING EXPENSES:
Delivery	11,296	10,360	21,589	18,454
Selling	8,786	9,247	17,497	17,650
General and administrative	5,441	4,963	10,912	10,801

Total operating expenses	25,523	24,570	49,998	46,905
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	4	(7)	(18)	203

Operating income (loss)	4,351	1,228	9,364	(2,852)
OTHER (EXPENSE) INCOME:
Interest expense	(5,652)	(3,850)	(9,465)	(7,610)
Other, net	(48)	191	59	226

Loss before benefit for income taxes	(1,349)	(2,431)	(42)	(10,236)
BENEFIT FOR INCOME TAXES	671	934	429	3,839

Net (loss) income	$(678)	$(1,497)	$387	$(6,397)

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.11)	$(0.22)	$0.06	$(0.94)

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.11)	$(0.22)	$0.06	$(0.94)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2011	2010	2011	2010
Consolidated Statements of Other Comprehensive (Loss) Income:
Net (loss) income	$(678)	$(1,497)	$387	$(6,397)
Other comprehensive income:
Foreign currency translation adjustments	644	448	807	825
Amortization of prior service cost, net of tax	24	20	48	40

Comprehensive (loss) income	$(10)	$(1,029)	$1,242	$(5,532)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$387	$(6,397)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,893	10,726
Change in LIFO reserve	13,372	17,275
Share-based compensation expense	1,381	925
Write-off of 2013 senior notes issuance costs	1,034	—
Change in deferred income taxes	(1,044)	(3,909)
Amortization of debt fees	543	550
Provision for losses on accounts receivable and inventories	347	220
Premium on purchase of 2013 senior notes	334	—
Other	1	(117)
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,167)	(7,830)
Increase in inventories	(32,130)	(17,345)
Increase in other current assets	(786)	(183)
Increase in other assets	(277)	(60)
Increase (decrease) in accounts payable	6,128	(628)
Decrease in accrued expenses	(4,946)	(10,037)
Decrease in other long-term liabilities	(145)	(155)

Net cash used in operating activities	(18,075)	(16,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,557)	(5,249)
Net proceeds from dispositions of property, plant and equipment	22	287

Net cash used in investing activities	(8,535)	(4,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 8.25% 2019 senior notes	200,000	—
Repurchase of 7.875% 2013 senior notes	(134,056)	—
Net (repayments) borrowings from Credit Facility	(23,745)	24,386
Repayments of Pennsylvania Industrial Loans	(271)	(264)
Principal payments on capital lease obligations	(543)	(513)
Buyback of common stock	(357)	(1,934)
Proceeds from issuance of common stock	—	398
Proceeds from exercise of stock options	47	172
Fees paid and capitalized related to issuance of 2019 notes	(4,260)	—
Other	(257)	(479)

Net cash provided by financing activities	36,558	21,766

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(96)	256

Net increase in cash	9,852	95
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,049	301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,901	$396

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$8,158	$7,013

Cash paid during the period for income taxes	$525	$284

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2011, the consolidated results of operations for the three and six months ended April 30, 2011 and 2010, and consolidated cash flows for the six months ended April 30, 2011 and 2010, respectively, have been made. The consolidated results of operations for the three and six months ended April 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2011	2010	2011	2010
Weighted average common shares outstanding:
Basic	6,137,654	6,849,541	6,140,046	6,836,050
Effect of dilutive securities:
Options to purchase shares of common stock	—	—	35,745	—

Diluted	6,137,654	6,849,541	6,175,791	6,836,050

For the three months ended April 30, 2011 and the three and six months ended April 30, 2010, the Company had 39,676, 41,472 and 54,342 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three months ended April 30, 2011 and 2010, the Company had 95,180 and 98,180 stock options outstanding, respectively, and for the six months ended April 30, 2011 and 2010, the Company had 117,180 and 27,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods and were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during those periods.

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

The roll forward of the restructuring reserve, included in accrued expenses ($0.3 million and $0.4 million at April 30, 2011 and October 31, 2010, respectively) and other long-term liabilities ($0.6 million and $0.8 million at April 30, 2011 and October 31, 2010, respectively) in the consolidated balance sheets, is as follows:

	Severance	Facility Closure Costs	Lease Costs	Operating Costs	Total
	(in thousands)
Balance at October 31, 2009	$87	$2,350	$2,280	$1,010	$5,727
Payments during the first six months of fiscal 2010	(81)	(518)	(402)	(237)	(1,238)
Payments during the remainder of fiscal 2010	—	(442)	(419)	(216)	(1,077)
Adjustment to reserve	—	(1,313)	(444)	(443)	(2,200)

Balance at October 31, 2010	6	77	1,015	114	1,212
Payments during the first six months of fiscal 2011	—	(41)	(193)	(34)	(268)

Balance at April 30, 2011	$6	$36	$822	$80	$944

(4)	INVENTORIES

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

Inventories are comprised of the following:

	April 30, 2011	October 31, 2010
	(in thousands)
Raw materials	$34,136	$27,600
Finished goods	54,525	41,892
Supplies	3,489	3,596

	92,150	73,088
Less: Inventory reserve	85	110

Inventories, net	$92,065	$72,978

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	INVENTORIES (Continued)

The LIFO method was used for determining the cost of approximately 87% and 85% of total inventories at April 30, 2011 and October 31, 2010, respectively. Inventories would have increased by $35.5 million and $22.1 million at April 30, 2011 and October 31, 2010, respectively, if the FIFO method had been used exclusively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the six months ended April 30, 2011 are as follows:

(in thousands)
Goodwill at October 31, 2010	$8,135
Realization of deferred tax assets related to Borden Global Packaging acquisition	(690)

Goodwill at April 30, 2011	$7,445

Changes in the carrying amount of intangible assets during the six months ended April 30, 2011 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2010	$78	$828	$(29)	$1,304	$2,181
Amortization—Quarter 1 2011	(15)	(23)	2	(29)	(65)
Amortization—Quarter 2 2011	(14)	(23)	1	(30)	(66)

Total Amortization—2011	(29)	(46)	3	(59)	(131)

Balance at April 30, 2011	$49	$782	$(26)	$1,245	$2,050

Total amortization of intangible assets for the three months and six months ended April 30, 2010 was $76,000 and $153,000, respectively.

Amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names—Linear Films	10
Trade names—Sta-Dri	20
Customer relationships	13
Unfavorable lease	6.8
Favorable lease	2

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	DEBT

A summary of the components of debt is as follows:

	April 30, 2011	October 31, 2010
	(in thousands)
Credit facility(a)	$—	$23,745
7.875% senior notes due 2013(b)	26,438	160,160
8.25% senior notes due 2019(c)	200,000	—
Pennsylvania Industrial Loans(d)	1,524	1,795
Foreign bank borrowings(e)	—	—

Total debt	227,962	185,700
Less: current portion	26,680	441

Long-term debt	$201,282	$185,259

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

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $46.8 million and $40.3 million, with a weighted average interest rate of 2.8% and 3.1%, during the three months ended April 30, 2011 and 2010, respectively. The Company had average borrowings under the Credit Facility of approximately $42.9 million and $32.9 million, with a weighted average interest rate of 2.8% and 3.2%, during the six months ended April 30, 2011 and 2010, respectively. Under the Credit Facility, interest rates are based upon Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

Borrowings and letters of credit available under the Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of the eligible assets at April 30, 2011 and October 31, 2010 supported a borrowing base of $150.0 million and $128.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $0.5 million and $0.8 million at April 30, 2011 and October 31, 2010, respectively. Availability at April 30, 2011 and October 31, 2010 under the Credit Facility was $149.5 million and $103.5 million, respectively. The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

The Credit Facility provides for events of default. If an event of default occurs and is continuing, amounts due under the Credit Facility may be accelerated and the commitments to extend credit thereunder terminated. The Credit Facility also contains covenants, including, but not limited to,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	DEBT (Continued)

limitations on the incurrence of debt and liens, the disposition and acquisition of assets, the entry into mergers and consolidations, and the making of investments and restricted payments, including the payment of cash dividends. The key financial covenants are applicable only if the Excess Availability is below a specified amount. In particular, if at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined therein) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. In addition, if Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $74.1 million to $149.5 million during the six months ended April 30, 2011 and from $70.2 million to $116.6 million during the six months ended April 30, 2010.

The Company was in compliance with the financial and other covenants at April 30, 2011 and October 31, 2010.

(b) 7.875% Senior Notes due 2013

On April 18, 2011, the Company completed the early settlement of a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation,” and together with the Tender Offer, the “Offer”) with respect to $133,722,000 aggregate principal amount of 7.875% Senior Notes due 2013 (the “2013 Notes”), which represented approximately 83.49% of the outstanding aggregate principal amount of the 2013 Notes. Under the Offer, the Company accepted all 2013 Notes in the early settlement that were validly tendered and not withdrawn for payment. Holders of such 2013 Notes received $1,002.50 per $1,000 principal amount of the 2013 Notes (which included the early tender payment of $10.00 per $1,000 principal amount of the Notes), plus accrued and unpaid interest. Accordingly, the Company paid $133.7 million to the 2013 Note holders plus a $0.3 million cash premium. Additionally, $1.0 million of accrued interest was paid to the 2013 Note holders.

An additional $5,000 aggregate principal amount of 2013 Notes were validly tendered and not withdrawn as of April 29, 2011, the expiration date for the Tender Offer, with payment occurring on May 2, 2011. These and the remaining 2013 Notes that were not tendered and purchased pursuant to the Offer remained outstanding at April 30, 2011.

In connection with the early settlement of the 2013 Notes, the Company recorded a $1.4 million charge to interest expense in the consolidated statement of operations for the three and six months ended April 30, 2011. The charge included a $0.3 million cash premium paid to settle the 2013 Notes, as discussed above, as well as a write-off of $1.1 million representing the unamortized portion of debt issuance costs associated with the original issuance.

In connection with the Consent Solicitation and effective April 18, 2011, the indenture governing the 2013 Notes was amended by eliminating substantially all of the restrictive covenants and certain of

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	DEBT (Continued)

the default provisions contained in the existing indenture. The Company was in compliance with all of the remaining covenants at April 30, 2011.

On November 2, 2009, the Board terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allowed the Company to spend up to $25.0 million to repurchase its outstanding 2013 Notes. On March 31, 2011, the Board terminated the 2010 Senior Note Repurchase Program. No repurchases were made under the 2010 Senior Note Repurchase Program.

Please refer to Note 12 for discussion of the redemption of the remaining 2013 Notes.

(c) 8.25% Senior Notes due 2019

On April 18, 2011, the Company completed the sale of $200 million aggregate principal amount of 8.25% Senior Notes due 2019 (the “2019 Notes”) through a private offering.

The 2019 Notes mature on April 15, 2019, and the indenture governing the 2019 Notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at April 30, 2011.

The 2019 Notes do not have any sinking fund requirements. If the Company experiences certain changes in control, it must offer to repurchase all of the 2019 Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. In addition, if the Company sells certain assets, under certain circumstances, it must offer to repurchase the 2019 Notes pro rata up to a maximum amount equal to the proceeds of such sale at 100% of the principal amount, plus accrued and unpaid interest.

The 2019 Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2014 and prior to maturity at certain fixed redemption prices plus accrued and unpaid interest. The 2019 Notes may be redeemed, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount of the 2019 Notes plus a make-whole premium together with accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 2019 Notes prior to April 15, 2014, using net proceeds from certain equity offerings.

Interest is paid semi-annually on April 15 and October 15 of each year beginning on October 15, 2011.

During the second quarter of fiscal 2011, approximately $4.8 million of fees were capitalized ($4.3 million of which was paid) related to the issuance of the 2019 Notes. These fees will be amortized on a straight line basis over eight years, the term of the 2019 Notes.

(d) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.1 million at April 30, 2011.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	DEBT (Continued)

(e) Foreign Bank Borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at April 30, 2011 and October 31, 2010, respectively. Availability under the Canadian credit facility at April 30, 2011 and October 31, 2010 was $5.3 million and $4.9 million, respectively.

Fair Value Measurements

The fair value of the 2013 Notes and 2019 Notes are based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans approximates its fair value based on observable inputs (Level 2). The carrying value and fair value of the Company’s fixed rate debt at April 30, 2011 and October 31, 2010 are as follows:

	April 30, 2011		October 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	Amounts in 000s
2013 Notes	$26,438	$26,488	$160,160	$161,922
2019 Notes	200,000	204,626	—	—
Pennsylvania Industrial Loans	1,524	1,524	1,795	1,795

Total	$227,962	$232,638	$161,955	$163,717

(7)	ACCRUED EXPENSES

At April 30, 2011 and October 31, 2010, accrued expenses consist of the following:

	April 30, 2011	October 31, 2010
	(in thousands)
Payroll and employee related	$5,847	$7,675
Customer rebates	4,464	6,076
Interest	862	1,656
Taxes (other than income)	1,886	2,255
Accrual for performance units	1,766	1,409
Accrued professional fees	952	1,100
Current portion of capital lease	1,134	1,101
Reserve for Atlantis restructuring (see Note 3)	308	425
Other	3,422	2,189

Accrued expenses	$20,641	$23,886

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY

Share-Based Compensation

At April 30, 2011, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. The Company also had an employee stock purchase plan which was terminated effective immediately following the end of the six-month offering period ended June 30, 2010. Total share-based compensation expense related to the Company’s stock options plans and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Cost of sales	$85	$(62)	$192	$128
Selling expense	100	(23)	210	180
General and administrative expense	527	(29)	979	617

Total	$712	$(114)	$1,381	$925

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company has reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2011 and 2010 has been made from new shares. At April 30, 2011, 523,803 shares are available to be issued under the 2005 Option Plan.

Stock Options

The fair value of options granted is estimated on the date of grant using a Black-Scholes options pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors stock option exercise and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, including executive officers and directors, that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of stock options represents the period of time that stock options

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY (Continued)

granted are expected to be outstanding. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option.

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the three and six months ended April 30, 2011 and 2010.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2011	2010	2011	2010
Risk-free interest rates	2.87%	3.21%	2.87%	3.21%
Expected life in years	7.5	7.5	7.5	7.5
Expected volatility	42.62%	54.10%	42.62%	54.10%
Dividend rate	0%	0%	0%	0%
Weighted average fair value per option at date of grant	$14.19	$16.08	$14.19	$16.08

The following table summarizes the Company’s stock option plans as of April 30, 2011, and changes during the six months ended April 30, 2011:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2010 (184,009 options exercisable)	151,409	75,400	226,809	$22.87	$7.87-51.00	4.0	$1,410
Granted	—	10,000	10,000	$28.36	$28.36
Exercised	(4,777)	—	(4,777)	$9.72	$9.30-11.74
Forfeited/Cancelled	—	—	—	—	—
Expired	(3,000)	—	(3,000)	$51.00	$51.00

Options outstanding at April 30, 2011	143,632	85,400	229,032	$23.02	$7.87-42.60	3.6	$2,031

Vested and expected to vest at April 30, 2011	143,632	85,400	229,032	$23.02		3.6	$2,031

Exercisable at April 30, 2011	143,632	50,600	194,232	$22.10		2.7	$1,893

The table below presents information related to stock option activity for the three and six months ended April 30, 2011 and 2010:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Total intrinsic value of stock options exercised	$20	$5	$82	$1,125
Total fair value of stock options vested	$277	$190	$336	$249

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY (Continued)

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and six months ended April 30, 2011 was approximately $128,000 and $199,000, respectively, and $68,000 and $135,000 for the three and six months ended April 30, 2010, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2011 and 2010. For the three and six months ended April 30, 2011 and 2010, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of April 30, 2011, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at April 30, 2011 and changes during the six months ended April 30, 2011 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2010	42,800	$17.85
Granted	10,000	$14.19
Vested	(18,000)	$18.67
Forfeited	—	—

Non-vested at April 30, 2011	34,800	$16.38

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

Total share-based compensation expense (income) related to the Units was approximately $584,000 and $1.2 million for the three and six months ended April 30, 2011, respectively and $(244,000) (resulting from the decrease in the Company’s stock price) and $667,000 for the three and six months ended April 30, 2010, respectively. At April 30, 2011 and October 31, 2010, there are $1.8 million and $1.4 million in current liabilities, respectively, and $1.0 million and $1.1 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of April 30, 2011, and changes during the six months ended April 30, 2011:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2010	160,790	$0.00	1.4	$3,918
Units granted	52,931	$0.00
Units exercised	(35,680)	$0.00		$896
Units forfeited or cancelled	(1,200)

Units outstanding at April 30, 2011	176,841	$0.00	1.7	$5,334

Vested and expected to vest at April 30, 2011	174,591		1.7	$5,266

Exercisable at April 30, 2011	—

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY (Continued)

During the six months ended April 30, 2011, the Company paid $0.6 million in cash and issued 2,009 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first six months of fiscal 2011. During the six months ended April 30, 2010, the Company paid $0.9 million in cash, net of withholdings, in settlement of the vesting of Units occurring during the first six months of fiscal 2010.

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

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $62,000 and $123,000 for the three and six months ended April 30, 2010, respectively.

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

During the first six months of fiscal 2011, the Company repurchased 13,000 shares of its common stock under the September 2010 Stock Repurchase Program in the open market at an average cost of $27.46 per share, totaling approximately $357,000. As of April 30 2011, $4.5 million remained available for repurchase under such program.

Preferred Shares

The Board may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

On March 31, 2011, the Company adopted a stockholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $150.00 per share, as adjusted ( a “Right”), upon certain trigger events. In connection therewith, on March 31, 2011, the Company’s Board authorized 30,000 shares of Series A Junior Participating Preferred Stock and it declared a dividend of one Right per each share of common stock of the Company outstanding as of April 11, 2011. Each 1/1,000th of a share of Series A Junior Participating Preferred Stock has terms that are substantially the economic and voting equivalent of one share of the Company’s common stock. However, until a Right is exercised or exchanged in accordance with the provisions of the Rights Plan, the holder thereof will have no rights as a stockholder of the Company, including, but not limited to, the right to vote for the election of directors or upon any matter submitted to stockholders of the Company. The Rights Plan has a three-year term and the Board may terminate the Rights Plan at any time (subject to the redemption of the Rights for a nominal value). The Rights may cause substantial dilution to a person or group (together with all affiliates and associates of such person or group and any person or group of persons acting in concert therewith) that acquires beneficial ownership of 15% or more of the Company’s stock on terms not approved by the Board or takes other specified actions.

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

The benefit for income taxes for the three and six months ended April 30, 2011 was $0.7 million and $0.4 million on a loss before the benefit for income taxes of $1.3 million and $42,000, respectively. The difference between the Company’s effective tax rate for the three and six months ended April 30, 2011 and the U.S. statutory tax rate, primarily relates to the differential in the U.S and the Canadian statutory rates, a reduction in the valuation allowance for foreign tax credits, and a benefit for state taxes in the United States, net of federal benefit, partially offset by a provision for foreign taxes paid.

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

Operating income (loss) includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$228,935	$19,605	$248,540
Intercompany sales	10,433	—	10,433
Gross profit	25,600	4,270	29,870
Operating income	2,043	2,308	4,351

	For the Three Months Ended April 30, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$197,634	$18,028	$215,662
Intercompany sales	10,496	—	10,496
Gross profit	23,293	2,512	25,805
Operating income	790	438	1,228

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10)	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	For the Six Months Ended April 30, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$430,995	$35,272	$466,267
Intercompany sales	18,407	—	18,407
Gross profit	51,592	7,788	59,380
Operating income	5,932	3,432	9,364

	For the Six Months Ended April 30, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$341,327	$31,505	$372,832
Intercompany sales	17,466	—	17,466
Gross profit	38,713	5,137	43,850
Operating (loss) income	(3,909)	1,057	(2,852)

Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Custom films	$85,607	$74,683	$158,367	$127,406
Stretch (pallet) wrap	81,672	66,655	154,681	114,821
PROformance® films	21,463	16,677	38,201	28,706
Polyvinyl chloride wrap	34,344	31,700	68,069	60,002
Printed and converted films	2,788	2,447	5,256	4,533
Other specialty	22,666	23,500	41,693	37,364

Total	$248,540	$215,662	$466,267	$372,832

The Company has revised the 2010 presentation to conform with the 2011 presentation to include certain product lines contained within other specialty to polyvinyl chloride wrap.

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
Remainder of 2011	$693
2012	1,386
2013	1,386
2014	1,386
2015	578
Thereafter	—

Total minimum lease payments	5,429
Less: Amounts representing interest	588

Present value of minimum lease payments	4,841
Less: Current portion of obligations under capital leases	1,134

Long-term portion of obligations under capital leases	$3,707

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

(12) SUBSEQUENT EVENT

On May 2, 2011, the Company provided a redemption notice to the holders of the outstanding 2013 Notes, representing $26,433,000 aggregate principal amount. The redemption price consisted of 100% of the aggregate principal amount of the outstanding 2013 Notes, plus accrued and unpaid interest to, but not including, June 2, 2011. On June 2, 2011, the Company redeemed all of the remaining 2013 Notes and accordingly paid $26.4 million plus $0.4 million of accrued and unpaid interest. The Company will write off the remaining debt issuance costs of $0.2 million associated with the original issuance during the third quarter of fiscal 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the implementation of the final phase of a new operating system; the continuing impact of the U.S. recession and the global credit and financial environment and other changes in the United States or international economic or political conditions; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2010 and other reports subsequently filed with the SEC, including this report (see Part II, Item 1A). Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

As of November 1, 2009, we implemented the initial phase of a new integrated operating system to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal control over financial reporting. During the six months ended April 30, 2011 and 2010, we incurred and charged to operations approximately $0.1 million and $1.3 million, respectively, in consulting costs related to improving user functionality of the system. During the first half of fiscal 2011, we began implementing the final phase of our new system, which is centered in our manufacturing facilities. Completion is expected in early fiscal 2012.

Concurrent with the closing of the Atlantis acquisition, our Board approved a plan to realign and reorganize the combined businesses. We completed the shutdown of the acquired Fontana, California plant in November 2008, and the acquired Cartersville, Georgia plant in October 2009. The consolidation of these plants has been completed, with all manufacturing lines from the Fontana and Cartersville plants either producing in, or are in the process of being installed in our other plants. Approximately $0.9 million remains in the Atlantis restructuring reserve as of April 30, 2011 and primarily relates to lease costs, net of sublease income, and certain operating costs of the Cartersville plant, which lease ends in July 2015.

In April 2011, we issued $200.0 million aggregate principal amount of 2019 Notes, and we used a portion of the proceeds to repurchase $133.7 million aggregate principal amount of 2013 Notes and repay outstanding borrowings under our Credit Facility of $23.7 million. In June 2011, we redeemed the remaining $26.4 million aggregate principal amount of 2013 Notes.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa.

The trend of increasing resin prices has continued in 2011 with resin prices increasing $0.11 per pound since February 1, 2011. On a comparative basis, average resin cost during the three and six months ended April 30, 2011 were 6% higher or $0.04 per pound, and 13% higher or $0.08 per pound, than the average resin cost during the three and six months ended April 30, 2010, respectively. We believe that resin prices will continue to fluctuate widely during the remainder of fiscal 2011 due to production issues among the resin suppliers, combined with fluctuating prices of oil and natural gas and exporting activities. Resin price increases have been announced for May and June and are expected to hold. These steadfast resin cost increases magnify the importance of adjusting sell prices on a timely basis. Furthermore, the industry is currently experiencing a shortage of certain raw materials. At this time, we have been able to secure sufficient supply to meet our production needs; however, the shortage has further increased raw material costs. There can be no assurance that we will be able to continue to secure sufficient supply or be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances affecting many of our customers, distributors and suppliers. We have seen positive signs of stabilization in our markets, although the impacts of the recent recession continue. Our net sales volume has increased 15% in the first six months of fiscal 2011 compared to the prior period, which is primarily attributable to increased demand from our customers as well as increased market share due to our market leadership, consolidation and bankruptcies of competitors, and fewer new market entrants. In spite of such net sales growth, net sales forecasts for the remainder of 2011 remain uncertain. It is difficult to predict the continuing impact of the economic slowdown on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. Resin prices continue to increase faster than the amounts that have been passed through to our customers. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we have taken appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations—Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010

The following table presents unaudited selected financial data for the three months ended April 30, 2011 and 2010 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	April 30, 2011		April 30, 2010		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$248,540	$1.12	$215,662	$1.02	15.2%	$32,878
Gross profit	29,870	0.13	25,805	0.12	15.8%	4,065
Operating expenses:
Delivery	11,296	0.05	10,360	0.05	9.0%	936
Selling	8,786	0.04	9,247	0.04	(5.0)%	(461)
General and administrative	5,441	0.02	4,963	0.03	9.6%	478

Total operating expenses	$25,523	$0.11	$24,570	$0.12	3.9%	$953

Pounds sold		221,979 lbs.		211,052 lbs.

Net Sales

The increase in Net sales for the three months ended April 30, 2011 was the result of a 9% increase in average selling prices primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $19.7 million, combined with a 5% increase in sales volume positively affecting net sales by $12.2 million. The second quarter of fiscal 2011 also included a $1.0 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $9.3 million increase in the LIFO reserve during the second quarter of fiscal 2011 versus a $15.2 million increase in the LIFO reserve during the second quarter of fiscal 2010, representing a decrease of $5.9 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter, gross profit decreased $1.8 million primarily due to a lag in selling price increases as resin prices increased an average of $0.11 per pound during the second quarter of fiscal 2011, partially offset by increased sales volumes and improved plant utilization. The second quarter of fiscal 2011 also included a $0.2 million positive impact of foreign exchange relating to our Canadian operations.

Operating Expenses

The increase in operating expenses is primarily due to increased volumes sold in the second quarter of fiscal 2011 increasing operating expenses by $0.7 million and an increase of $0.7 million related to share-based compensation costs associated with our stock options and performance units, partially offset by a decrease of $0.3 million of consulting costs associated with the implementation of our new operating system. Furthermore, the positive impact on operating expenses of cost cutting initiatives implemented in the prior fiscal year was partially mitigated by rising fuel costs. The second quarter of fiscal 2011 also includes a $0.1 million unfavorable effect of foreign exchange increasing reported total operating expenses.

Interest Expense

Interest expense for the three months ended April 30, 2011 increased $1.8 million to $5.7 million as compared to the prior fiscal year period. Included in interest expense for the three months ended April 30, 2011 are the write-off of unamortized issuance costs of $1.0 million related to the 2013 Notes, the early tender fee paid to the 2013 Note holders of $0.3 million, and $0.2 million of fees related to the partial repurchase of the 2013 Notes. Without these items, interest expense increased $0.3 million from the same period in the prior fiscal year and is primarily due to the partial settlement of the 2013 Notes and the issuance of the 2019 Notes, resulting in an increase in interest rates (7.785% to 8.25%) and aggregate principal amount (from $160.2 million to $200.0 million).

Income Tax Provision

The benefit for income taxes for the three months ended April 30, 2011 was $0.7 million on a loss before the benefit for income taxes of $1.3 million. The difference between our effective tax rate of 49.7 percent for the three months ended April 30, 2011 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the differential in the U.S and the Canadian statutory rates (+9.5%) and a benefit for state taxes in the United States, net of federal benefit (+8.9%), partially offset by a provision for foreign taxes paid (-3.4%).

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

Results of Operations – First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010

The following table presents unaudited selected financial data for the six months ended April 30, 2011 and 2010 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended
	April 30, 2011		April 30, 2010		% increase/ (decrease) of $	$ increase/ (decrease)
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$466,267	$1.10	$372,832	$1.01	25.1%	$93,435
Gross profit	59,380	0.14	43,850	0.12	35.4%	15,530
Operating expenses:
Delivery	21,589	0.05	18,454	0.05	17.0%	3,135
Selling	17,497	0.04	17,650	0.05	(0.9)%	(153)
General and administrative	10,912	0.03	10,801	0.03	1.0%	111

Total operating expenses	$49,998	$0.12	$46,905	$0.13	6.6%	$3,093

Pounds sold		423,978 lbs.		370,123 lbs.

Net Sales

The increase in Net sales for the six months ended April 30, 2011 was the result of a 9% increase in average selling prices primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $32.7 million, combined with a 15% increase in sales volume positively affecting net sales by $59.0 million. The first six months of fiscal 2011 also included a $1.7 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $13.4 million increase in the LIFO reserve during the first six months of fiscal 2011 versus a $17.3 million increase in the LIFO reserve during the first six months of fiscal 2010, representing a decrease of $3.9 million year-over-year. Excluding the impact of the LIFO reserve change during the six months, gross profit increased $11.6 million primarily due to increased sales volumes and improved plant utilization, partially offset by a lag in selling price increases during the period. The first six months of fiscal 2011 also included a $0.4 million positive impact of foreign exchange relating to our Canadian operations.

Operating Expenses

The increase in operating expenses is primarily due to increased volumes sold in the first six months of fiscal 2011 increasing operating expenses by $3.4 million and an increase of $0.4 million related to share-based compensation costs associated with our stock options and performance units, partially offset by a decrease of $0.5 million of consulting costs associated with the implementation of our new operating system. Furthermore, the positive impact on operating expenses of cost cutting initiatives implemented in the prior fiscal year was partially mitigated by rising fuel costs. The first six months of fiscal 2011 also includes a $0.2 million unfavorable effect of foreign exchange increasing reported total operating expenses.

Interest Expense

Interest expense for the six months ended April 30, 2011 increased $1.9 million to $9.5 million as compared to the prior fiscal year period. Included in interest expense for the six months ended April 30, 2011 are the write-off of unamortized issuance costs of $1.0 million related to the 2013 Notes, the early tender fee paid to the 2013 Note holders of $0.3 million, and $0.2 million of fees related to the partial repurchase of the 2013 Notes. Without these items, interest expense increased $0.4 million from the same period in the prior fiscal year. The partial settlement of the 2013 Notes and the issuance of the 2019 Notes resulted in an increase in interest expense for the six months ended April 30, 2011 as compared to the prior fiscal year period of $0.3 million primarily due to an increase in interest rates (7.785% to 8.25%) and aggregate principal amount (from $160.2 millions to $200.0 million) of the senior notes.

Income Tax Provision

The benefit for income taxes for the six months ended April 30, 2011 was $0.4 million on a loss before the benefit for income taxes of $42,000 The difference between our effective tax rate for the six months ended April 30, 2011 and the U.S. statutory tax rate, primarily relates to the differential in the U.S and the Canadian statutory rates, a reduction in the valuation allowance for foreign tax credits, and a benefit for state taxes in the United States, net of federal benefit, partially offset by a provision for foreign taxes paid.

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

Reconciliation of Non-GAAP Measures to GAAP

We define Adjusted EBITDA as net income (loss) before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, other non-operating income (expense) and non-cash share-based compensation expense (income). We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), other non-operating items and non-cash share-based compensation. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following is a reconciliation of our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Second Quarter Fiscal 2011	Second Quarter Fiscal 2010	April YTD Fiscal 2011	April YTD Fiscal 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Net (loss) income	$(678)	$(1,497)	$387	$(6,397)
Benefit for taxes	(671)	(934)	(429)	(3,839)
Interest expense	5,652	3,850	9,465	7,610
Depreciation and amortization expense	5,525	5,482	10,893	10,726
Increase in LIFO reserve	9,285	15,178	13,372	17,275
Other non-operating expense (income)	48	(191)	(59)	(226)
Non-cash share-based compensation	712	(114)	1,381	925

Adjusted EBITDA	$19,873	$21,774	$35,010	$26,074

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures, and to buy back shares of our common stock and senior notes. In addition, we evaluate acquisitions of businesses or assets from time to time. Generally, our need to access the capital markets is limited to refinancing debt obligations and funding significant acquisitions. Market conditions may limit our sources of funds and the terms for these financing activities. As market conditions change, we continue to monitor our liquidity position.

Despite the challenging financial markets and economic conditions in recent years, we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. During April 2011, we successfully completed the sale of $200 million aggregate principal amount of 2019 Notes through a private offering, the proceeds of which were used to repurchase $133.7 million aggregate principal amount of 2013 Notes, as well as pay the related tender premium, accrued and unpaid interest and related fees received to date, and pay a portion of the amounts outstanding under our Credit Facility. In June 2011, we redeemed the remaining $26.4 million aggregate principal amount of 2013 Notes and paid $0.4 million of accrued and unpaid interest. Availability under our Credit Facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $154.8 million at April 30, 2011. As of April 30, 2011, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $217.1 million, compared with $184.7 million at the end of fiscal 2010. The increase is due to the partial settlement of the 2013 Notes and the issuance of the 2019 Notes.

Our working capital amounted to $83.9 million at April 30, 2011 compared to $70.5 million at October 31, 2010. We use the LIFO method for determining the cost of approximately 87% of our total inventories at April 30, 2011. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. Therefore, the effect of using LIFO is lower inventory values, higher cost of sales and lower taxable income. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $119.4 million and $92.6 million, respectively. During the six months ended April 30, 2011, the LIFO reserve increased $13.4 million to $35.5 million as a result of rising resin costs and increased inventory levels. Despite the negative effects on our results of operations and our financial position (an increase to cost of sales of $13.4 million for the six months ended April 30, 2011 and a reduction of inventory of $35.5 million at April 30, 2011), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the six months ended April 30, 2011 and 2010:

	For the Six Months Ended April 30,
	2011	2010
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(18,075)	$(16,965)
Investing activities	(8,535)	(4,962)
Financing activities	36,558	21,766
Effect of exchange rate changes on cash	(96)	256

Increase in cash and cash equivalents	$9,852	$95

Note: See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $10.9 million at April 30, 2011, as compared to $1.1 million at October 31, 2010. Net cash used in operating activities during the six months ended April 30, 2011 was $18.1 million, which includes net income of $0.4 million adjusted for non-cash operating income totaling $26.9 million primarily related to depreciation and amortization and change in LIFO reserve. Cash used by operating activities includes a $32.1 million increase in inventories excluding the non-cash effects of LIFO reflecting higher resin costs and our increased investment in inventory, a $13.2 million increase in accounts receivable reflecting higher selling prices and volumes sold, partially offset by a $1.2 million net increase in accounts payable and accrued expenses as a result of timing of payments.

Investing Activities

Net cash used in investing activities during the six months ended April 30, 2011 was $8.5 million, resulting from capital expenditures during the period.

Financing Activities

Net cash provided by financing activities during the six months ended April 30, 2011 was $36.6 million, resulting primarily from $200.0 million of proceeds received related to the issuance of our 2019 Notes. This was partially offset by the purchase of our 2013 Notes for $134.0 million (including the premium payment of $0.3 million), repayments under our Credit Facility of $23.7 million, repurchases of our common stock totaling $0.4 million, $0.5 million of capital lease payments and $0.3 million of repayments of our Pennsylvania loans.

Sources and Uses of Liquidity

Issuance of 8.25% Senior Notes—2019

On April 18, 2011, we completed the sale of $200 million aggregate principal amount of 2019 Notes due April 15, 2019 (“2019 Notes”) through a private offering. Interest is paid semi-annually on April 15 and October 15, beginning October 15, 2011.

The proceeds of the offering were used to repurchase a portion of our 2013 Notes, as well as pay the tender premium, accrued and unpaid interest, and related fees received to date, and repay a portion of the amounts outstanding under our Credit Facility.

7.875% Senior Subordinated Notes—2013

On April 18, 2011, we completed the early settlement of our tender offer with respect to $133.7 million aggregate principal amount of 2013 Notes. Under the tender offer, we paid approximately $134.0 million to repurchase such 2013 Notes, including $0.3 million of cash premium, and we also paid $1.0 million of interest accrued from March 15 to April 18.

An additional $5,000 aggregate principal amount of 2013 Notes were validly tendered and not withdrawn as of April 29, 2011, the expiration date for the Tender Offer, with payment occurring on May 2, 2011. These and the remaining 2013 Notes that were not tendered and purchased pursuant to the Offer remained outstanding at April 30, 2011.

In June 2011, we redeemed the entire remaining $26.4 million aggregate principal amount of 2013 Notes. The redemption price consisted of 100% of the aggregate principal amount of the outstanding 2013 Notes, plus accrued and unpaid interest. Accordingly, we paid $26.4 million plus $0.4 million of accrued and unpaid interest.

Credit Facility

We maintain a credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A, as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility is secured by mortgages and liens on most of our domestic assets and on 66% of our ownership interest in certain foreign subsidiaries. The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at April 30, 2011 and October 31, 2010 under the Credit Facility was $149.5 million and $103.5 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at April 30, 2011 and October 31, 2010. Availability under the Canadian credit facility at April 30, 2011 and October 31, 2010 was $5.3 million and $4.9 million, respectively,

Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Repurchase Programs

On November 2, 2009, our Board of Directors terminated the 2009 Senior Note Repurchase Program and authorized the 2010 Senior Note Repurchase Program which allowed us to spend up to $25.0 million to repurchase our outstanding 2013 Notes. The 2010 Senior Note Repurchase Program was terminated in March 2011. No repurchases were made under the 2010 Senior Note Repurchase Program.

On September 15, 2010, our Board of Directors terminated the June 2010 Stock Repurchase Program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). As of April 30, 2011, $4.5 million remained available for repurchase under such program. Please refer to Note 8 of the consolidated financial statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of April 30, 2011 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2011(1)	$26,609	$8,591	$693	$2,865	$38,758
2012	145	16,562	1,386	4,826	22,919
2013	152	16,554	1,386	4,245	22,337
2014	89	16,548	1,386	3,518	21,541
2015	87	16,544	578	1,780	18,989
Thereafter(2)	200,880	58,069	—	679	259,628

Total	$227,962	$132,868	$5,429	$17,913	$384,172

(1)	Borrowings include $26.4 million aggregate principal amount of 2013 Senior Notes, which we redeemed on June 2, 2011.

(2)	Borrowings include $200 million aggregate principal amount of 2019 Notes. See Note 6 of the consolidated financial statements for further discussion of our debt.

In addition to the amounts reflected in the table above:

Concurrent with the closing of the Atlantis acquisition in October 2008, our Board approved a plan to realign and reorganize the Atlantis businesses. We completed the shutdowns of the acquired Fontana, California plant in November 2008 and the acquired Cartersville, Georgia plant in October 2009. All manufacturing lines from the Fontana and Cartersville plants are either producing in, or are in the process of being installed in our other plants. Approximately $0.9 million remains in the Atlantis restructuring reserve as of April 30, 2011 and primarily relates to lease costs, net of sublease income, and certain operating costs of the Cartersville plant, which lease ends in July 2015. We estimate paying $0.1 million during the remainder of fiscal 2011, net of sublease income, related to the restructuring reserve and $0.8 million thereafter.

We expect to incur approximately $7.0 million of capital expenditures during the remainder of fiscal 2011.

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

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the U.S. Securities and Exchange Commission on January 14, 2011. There were no material changes to our critical accounting policies during the six months ended April 30, 2011.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2011, the carrying value of our total debt was $228.0 million of which all was fixed rate debt (2013 Notes, 2019 Notes and the Pennsylvania Industrial Loans). As of April 30, 2011, the estimated fair value of our 2013 Notes was approximately $26.5 million and the estimated fair value of our 2019 Notes was approximately $204.6 million. As of April 30, 2011, the carrying value of our Pennsylvania Industrial Loans was $1.5 million which approximates fair value.

Floating rate debt at April 30, 2011 and October 31, 2010 totaled zero and $23.7 million, respectively. Based on the floating rate debt outstanding during fiscal 2011 (our Credit Facility), a one-percent increase or decrease in the average interest rate during the prior would have resulted in a change to interest expense of approximately $0.2 million.

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

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition. Generally, we acquire resin at market prices and do not use financial instruments to hedge commodity prices. Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers. We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give no assurances as to such availability or the prices thereof. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Market Conditions” for further discussion of market risks related to resin prices.

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

As of April 30, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks related to the 2013 Notes disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 are substantially similar to the risks related to the 2019 Notes. Therefore, all references to Senior Notes in the risk factors discussed in Item 1A. “Risk Factors” in such Annual Report on Form 10-K are hereby deemed references to the 2019 Notes. As of April 30, 2011, the following are material changes in the risk factors previously disclosed in such Annual Report on Form 10-K and additional risks you should consider:

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

Following the offering of the 2019 Notes and the repurchase of all of the 2013 Notes, we have a substantial amount of debt. As of April 30, 2011, we have $228.0 million of total debt outstanding and $4.8 million of capital lease obligations.

Our substantial debt could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

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

We and our subsidiaries may be able to incur substantial additional debt in the future. At April 30, 2011, we would have been permitted to borrow up to an additional $154.8 million under the Credit Facility and our Canadian credit facility, in each case based on the respective available borrowing base.

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

Further, on March 31, 2011, our Board adopted a stockholder rights plan, which is designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics without paying stockholders a control premium. The stockholder rights plan may have anti-takeover effects by discouraging potential proxy contests and other takeover methods, particularly those that have not been negotiated with the Board, and the stockholder rights plan may also inhibit the acquisition of a controlling position in our common stock. Therefore, transactions may not occur that stockholders would otherwise support and/or from which they would receive a substantial premium for their shares over the current market price. The stockholder rights plan may also make it more difficult to remove members of the current Board or management.

Future acquisitions inherently involve significant risks and uncertainties.

We continually review acquisition opportunities that will enhance our market position, expand our product lines and provide sufficient synergies. Any of the following risks associated with future acquisitions, individually or in aggregate may have a material adverse effect on our business, financial condition, operating results or stock price:

•	difficulties in realizing anticipated financial or strategic benefits of such acquisition;

•	diversion of capital from other uses and potential dilution of stockholder ownership;

•	the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all;

•

disruption of our ongoing business or the ongoing acquired business, including impairment of existing relationships with our employees, distributors, suppliers or customers or those of the acquired companies;

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

•	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame;

•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify; and

•	non-cash impairment charges or other accounting charges relating to the acquired assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended April 30, 2011.

Fiscal 2011 period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1-February 28	7,100	$28.52	—	$4,542,192	(a)
March 1-March 31	—	$—	—	$4,542,192
April 1-April 30	—	$—	—	$4,542,192

Total	7,100	$28.52	—	$4,542,192

(a)	On September 15, 2010, our Board terminated the June 2010 Repurchase Program and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). Please refer to Note 8 of the Consolidated Financial Statements for further discussion of the program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description

3.1

Form of Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit A of Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 31, 2011)

4.1

Rights Agreement, dated March 31, 2011, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 31, 2011)

4.2

Indenture, dated as of April 18, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2011)

4.3	Form of 8.25% Senior Note due 2019 (incorporated herein by reference to Exhibit A of Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2011)

4.4

Registration Rights Agreement, dated April 18, 2011, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 18, 2011)

Exhibit #		Description

4.5

First Supplemental Indenture, dated as of April 18, 2011, between the Company and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on April 18, 2011)

10.1	*	Purchase Agreement for the Company’s 8.25% Senior Notes due 2019, dated April 7, 2011

31.1	*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: June 9, 2011	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: June 9, 2011	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)