Form 10-Q
period 2011-07-31
AEP INDUSTRIES INC
filed 2011-09-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 7, 2011 was 5,490,335.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2011	October 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$898	$1,049
Accounts receivable, less allowance for doubtful accounts of $3,915 and $4,345 in 2011 and 2010, respectively	92,534	86,625
Inventories, net	86,921	72,978
Deferred income taxes	2,680	3,336
Other current assets	3,079	3,450

Total current assets	186,112	167,438

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $297,608 and $281,292 in 2011 and 2010, respectively	164,924	169,343
GOODWILL	7,101	8,135
INTANGIBLE ASSETS, net of accumulated amortization of $923 and $726 in 2011 and 2010, respectively	1,984	2,181
OTHER ASSETS	6,725	3,699

Total assets	$366,846	$350,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$144	$441
Accounts payable	62,132	72,564
Accrued expenses	27,386	23,886

Total current liabilities	89,662	96,891
LONG-TERM DEBT	226,695	185,259
DEFERRED INCOME TAXES	3,211	4,836
OTHER LONG-TERM LIABILITIES	5,963	7,180

Total liabilities	325,531	294,166

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,096,118 and 11,086,485 shares issued in 2011 and 2010, respectively	111	111
Additional paid-in capital	109,469	109,047
Treasury stock at cost, 5,605,783 and 4,942,783 shares in 2011 and 2010, respectively	(169,826)	(150,424)
Retained earnings	98,691	95,776
Accumulated other comprehensive income	2,870	2,120

Total shareholders’ equity	41,315	56,630

Total liabilities and shareholders’ equity	$366,846	$350,796

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2011	2010	2011	2010
NET SALES	$246,385	$204,870	$712,652	$577,702
COST OF SALES	211,079	171,247	617,966	500,229

Gross profit	35,306	33,623	94,686	77,473
OPERATING EXPENSES:
Delivery	11,479	9,887	33,068	28,341
Selling	8,710	8,895	26,207	26,545
General and administrative	6,179	4,869	17,091	15,670

Total operating expenses	26,368	23,651	76,366	70,556
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	2	56	(16)	259

Operating income	8,940	10,028	18,304	7,176
OTHER (EXPENSE) INCOME:
Interest expense	(5,053)	(3,804)	(14,518)	(11,414)
Other, net	73	54	132	280

Income (loss) before benefit for income taxes	3,960	6,278	3,918	(3,958)
(PROVISION) BENEFIT FOR INCOME TAXES	(1,432)	(2,532)	(1,003)	1,307

Net income (loss)	$2,528	$3,746	$2,915	$(2,651)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.43	$0.55	$0.48	$(0.39)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.43	$0.55	$0.48	$(0.39)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2011	2010	2011	2010
Consolidated Statements of Other Comprehensive Income (Loss):
Net income (loss)	$2,528	$3,746	$2,915	$(2,651)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(131)	(105)	676	720
Amortization of prior service cost, net of tax	26	20	74	60

Comprehensive income (loss)	$2,423	$3,661	$3,665	$(1,871)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,915	$(2,651)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	16,226	15,978
Change in LIFO reserve	8,020	6,205
Share-based compensation expense	1,543	1,266
Write-off of 2013 senior notes issuance costs	1,239	—
Change in deferred income taxes	(69)	(2,047)
Amortization of debt fees	807	826
Provision for losses on accounts receivable and inventories	439	102
Premium on purchase of 2013 senior notes	334	—
Other	(15)	(182)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,738)	(3,939)
Increase in inventories	(21,735)	(8,342)
Decrease in other current assets	346	72
Increase in other assets	(294)	(108)
Decrease in accounts payable	(10,629)	(328)
Increase (decrease) in accrued expenses	2,563	(6,581)
Decrease in other long-term liabilities	(217)	(211)

Net cash (used in) provided by operating activities	(4,265)	60

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,234)	(10,738)
Net proceeds from dispositions of property, plant and equipment	23	340

Net cash used in investing activities	(11,211)	(10,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 8.25% 2019 senior notes	200,000	—
Repurchase of 7.875% 2013 senior notes	(160,494)	—
Net borrowings from Credit Facility	1,705	18,297
Repayments of Pennsylvania Industrial Loans	(406)	(397)
Principal payments on capital lease obligations	(820)	(775)
Buyback of common stock	(19,402)	(6,650)
Proceeds from issuance of common stock	—	696
Proceeds from exercise of stock options	62	172
Fees paid and capitalized related to issuance of 2019 senior notes	(4,759)	—
Other	(494)	(729)

Net cash provided by financing activities	15,392	10,614

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(67)	324

Net (decrease) increase in cash	(151)	600
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,049	301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$898	$901

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$8,804	$7,400

Cash paid during the period for income taxes	$749	$400

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2011, the consolidated results of operations for the three and nine months ended July 31, 2011 and 2010, and consolidated cash flows for the nine months ended July 31, 2011 and 2010, respectively, have been made. The consolidated results of operations for the three and nine months ended July 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Certain information and footnote disclosures normally included in audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010, filed with the Commission on January 14, 2011.

The Company evaluates all subsequent events prior to filing and has implemented all new accounting pronouncements that are in effect and that may materially impact its financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that would be expected to have a material impact on its financial position, results of operations or cash flows.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	EARNINGS (LOSS) PER SHARE (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2011	2010	2011	2010
Weighted average common shares outstanding:
Basic	5,825,644	6,811,874	6,034,094	6,827,903
Effect of dilutive securities:
Options to purchase shares of common stock	42,025	28,001	38,936	—

Diluted	5,867,669	6,839,875	6,073,030	6,827,903

For the three months ended July 31, 2011 and 2010, the Company had 95,180 and 124,180 stock options outstanding, respectively, and for the nine months ended July 31, 2011 and 2010, the Company had 105,180 and 98,180 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods and were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during those periods. For the nine months ended July 31, 2010, the Company had 44,766 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

The roll forward of the restructuring reserve, included in accrued expenses ($0.3 million and $0.4 million at July 31, 2011 and October 31, 2010, respectively) and other long-term liabilities ($0.6 million and $0.8 million at July 31, 2011 and October 31, 2010, respectively) in the consolidated balance sheets, is as follows:

	Severance	Facility Closure Costs	Lease Costs	Operating Costs	Total
	(in thousands)
Balance at October 31, 2009	$87	$2,350	$2,280	$1,010	$5,727
Payments during the first nine months of fiscal 2010	(81)	(795)	(620)	(270)	(1,766)
Payments during the remainder of fiscal 2010	—	(165)	(201)	(183)	(549)
Adjustment to reserve	—	(1,313)	(444)	(443)	(2,200)

Balance at October 31, 2010	6	77	1,015	114	1,212
Payments during the first nine months of fiscal 2011	—	(57)	(268)	(34)	(359)

Balance at July 31, 2011	$6	$20	$747	$80	$853

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

Inventories are comprised of the following:

	July 31, 2011	October 31, 2010
	(in thousands)
Raw materials	$27,544	$27,600
Finished goods	56,093	41,892
Supplies	3,388	3,596

	87,025	73,088
Less: Inventory reserve	104	110

Inventories, net	$86,921	$72,978

The LIFO method was used for determining the cost of approximately 86% and 85% of total inventories at July 31, 2011 and October 31, 2010, respectively. Inventories would have increased by $30.1 million and $22.1 million at July 31, 2011 and October 31, 2010, respectively, if the FIFO method had been used exclusively. Because the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the nine months ended July 31, 2011 are as follows:

(in thousands)
Goodwill at October 31, 2010	$8,135
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,034)

Goodwill at July 31, 2011	$7,101

Changes in the carrying amount of intangible assets during the nine months ended July 31, 2011 are as follows:

	Customer List (Mercury)	Tradenames (Atlantis)	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2010	$78	$828	$(29)	$1,304	$2,181
Amortization—Quarter 1 2011	(15)	(23)	2	(29)	(65)
Amortization—Quarter 2 2011	(14)	(23)	1	(30)	(66)
Amortization—Quarter 3 2011	(15)	(23)	2	(30)	(66)

Total Amortization—2011	(44)	(69)	5	(89)	(197)

Balance at July 31, 2011	$34	$759	$(24)	$1,215	$1,984

Total amortization of intangible assets for the three months and nine months ended July 31, 2010 was $78,000 and $231,000, respectively.

Amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names—Linear Films	10
Trade names—Sta-Dri	20
Customer relationships	13
Unfavorable lease	6.8
Favorable lease	2

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) DEBT

A summary of the components of debt is as follows:

	July 31, 2011	October 31, 2010
	(in thousands)
Credit facility (a)	$25,450	$23,745
7.875% senior notes due 2013 (b)	—	160,160
8.25% senior notes due 2019 (c)	200,000	—
Pennsylvania Industrial Loans (d)	1,389	1,795
Foreign bank borrowings (e)	—	—

Total debt	226,839	185,700
Less: current portion	144	441

Long-term debt	$226,695	$185,259

(a)	Credit Facility

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

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $24.1 million and $35.7 million, each with a weighted average interest rate of 2.9%, during the three months ended July 31, 2011 and 2010, respectively. The Company had average borrowings under the Credit Facility of approximately $36.6 million and $33.8 million, with a weighted average interest rate of 2.9% and 3.1%, during the nine months ended July 31, 2011 and 2010, respectively. Under the Credit Facility, interest rates are based upon Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

Borrowings and letters of credit available under the Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of the eligible assets at July 31, 2011 and October 31, 2010 supported a borrowing base of $150.0 million and $128.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $0.5 million and $0.8 million at July 31, 2011 and October 31, 2010, respectively. Availability at July 31, 2011 and October 31, 2010 under the Credit Facility was $124.0 million and $103.5 million, respectively. The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

The Credit Facility provides for events of default. If an event of default occurs and is continuing, amounts due under the Credit Facility may be accelerated and the commitments to extend credit thereunder terminated. The Credit Facility also contains covenants, including, but not limited to, limitations on the incurrence of debt

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	DEBT (Continued)

and liens, the disposition and acquisition of assets, the entry into mergers and consolidations, and the making of investments and restricted payments, including the payment of cash dividends. The key financial covenants are applicable only if the Excess Availability is below a specified amount. In particular, if at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined therein) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. In addition, if Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $74.1 million to $149.5 million during the nine months ended July 31, 2011 and from $70.2 million to $126.3 million during the nine months ended July 31, 2010.

The Company was in compliance with the financial and other covenants at July 31, 2011 and October 31, 2010.

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

An additional $5,000 aggregate principal amount of 2013 Notes were validly tendered and not withdrawn as of April 29, 2011, the expiration date for the Tender Offer, with payment occurring on May 2, 2011. In June 2011, the Company redeemed the entire remaining $26.4 million aggregate principal amount of the outstanding 2013 Notes. The redemption price consisted of 100% of the aggregate principal amount of the outstanding 2013 Notes, plus accrued and unpaid interest. Accordingly, the Company paid $26.4 million plus $0.4 million of accrued and unpaid interest. The Company wrote off the remaining debt issuance costs of $0.2 million associated with the original issuance during the third quarter of fiscal 2011.

In connection with the early settlement of the 2013 Notes, the Company recorded a $1.8 million charge to interest expense in the consolidated statement of operations for the nine months ended July 31, 2011. The charge included a $0.3 million cash premium paid to settle the 2013 Notes, as discussed above, $0.2 million of fees paid related to the tender offer, and a write-off of $1.3 million ($0.2 million of which was written off during the three months ended July 31, 2011) of the unamortized portion of debt issuance costs associated with the original issuance.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	DEBT (Continued)

(c)	8.25% Senior Notes due 2019

On April 18, 2011, the Company completed the sale of $200 million aggregate principal amount of 8.25% Senior Notes due 2019 (the “2019 Notes”) through a private offering.

The 2019 Notes mature on April 15, 2019, and the indenture governing the 2019 Notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at July 31, 2011.

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

Approximately $4.8 million of fees were capitalized ($4.3 million paid in the second quarter and $0.5 million paid in the third quarter) related to the issuance of the 2019 Notes. These fees will be amortized on a straight line basis over eight years, the term of the 2019 Notes.

(d)	Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $12.0 million at July 31, 2011.

(e)	Foreign Bank Borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at July 31, 2011 and October 31, 2010, respectively. Availability under the Canadian credit facility at July 31, 2011 and October 31, 2010 was $5.2 million and $4.9 million, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	DEBT (Continued)

Fair Value Measurements

The fair values of the 2013 Notes and 2019 Notes are based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans approximates its fair value based on observable inputs (Level 2). The carrying value and fair value of the Company’s fixed rate debt at July 31, 2011 and October 31, 2010 are as follows:

	July 31, 2011		October 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	Amounts in 000s
2013 Notes	$—	$—	$160,160	$161,922
2019 Notes	200,000	202,750	—	—
Pennsylvania Industrial Loans	1,389	1,389	1,795	1,795

Total	$201,389	$204,139	$161,955	$163,717

(7) ACCRUED EXPENSES

At July 31, 2011 and October 31, 2010, accrued expenses consist of the following:

	July 31, 2011	October 31, 2010
	(in thousands)
Payroll and employee related	$8,035	$7,675
Customer rebates	5,691	6,076
Interest	4,789	1,656
Taxes (other than income)	2,077	2,255
Accrual for performance units	986	1,409
Accrued professional fees	1,141	1,100
Current portion of capital lease	1,150	1,101
Reserve for Atlantis restructuring (see Note 3)	293	425
Other	3,224	2,189

Accrued expenses	$27,386	$23,886

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) SHAREHOLDERS’ EQUITY

Share-Based Compensation

At July 31, 2011, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. The Company also had an employee stock purchase plan which was terminated effective immediately following the end of the six-month offering period ended June 30, 2010. Total share-based compensation expense (income) related to the Company’s stock options plans and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Cost of sales	$(5)	$70	$187	$198
Selling expense	5	39	215	219
General and administrative expense	162	232	1,141	849

Total	$162	$341	$1,543	$1,266

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company initially reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2011 and 2010 has been made from new shares. At July 31, 2011, 524,003 shares are available to be issued under the 2005 Option Plan.

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

There were no options granted during the three months ended July 31, 2011 or during the three months ended July 31, 2010. As a result, the table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the nine months ended July 31, 2011 and 2010.

	For the Nine Months Ended July 31,
	2011	2010
Risk-free interest rates	2.87%	3.21%
Expected life in years	7.5	7.5
Expected volatility	42.62%	54.10%
Dividend rate	0%	0%
Weighted average fair value per option at date of grant	$14.19	$16.08

The following table summarizes the Company’s stock option plans as of July 31, 2011, and changes during the nine months ended July 31, 2011:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2010 (184,009 options exercisable)	151,409	75,400	226,809	$22.87	$7.87-51.00	4.0	$1,410
Granted	—	10,000	10,000	$28.36	$28.36
Exercised	(5,577)	(400)	(5,977)	$10.38	$9.30-19.83
Forfeited/Cancelled	—	—	—	—	—
Expired	(3,000)	—	(3,000)	$51.00	$51.00

Options outstanding at July 31, 2011	142,832	85,000	227,832	$23.07	$7.87-42.60	3.3	$1,595

Vested and expected to vest at July 31, 2011	142,832	85,000	227,832	$23.07		3.3	$1,595

Exercisable at July 31, 2011	142,832	50,200	193,032	$22.15		2.5	$1,534

The table below presents information related to stock option activity for the three and nine months ended July 31, 2011 and 2010:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Total intrinsic value of stock options exercised	$19	$—	$101	$1,125
Total fair value of stock options vested	$—	$—	$336	$249

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY (Continued)

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and nine months ended July 31, 2011 was approximately $64,000 and $263,000, respectively, and $74,000 and $209,000 for the three and nine months ended July 31, 2010, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2011 and 2010. For the three and nine months ended July 31, 2011 and 2010, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of July 31, 2011, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at July 31, 2011 and changes during the nine months ended July 31, 2011 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2010	42,800	$17.85
Granted	10,000	$14.19
Vested	(18,000)	$18.67
Forfeited	—	—

Non-vested at July 31, 2011	34,800	$16.38

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

Total share-based compensation expense related to the Units was approximately $98,000 and $1.3 million for the three and nine months ended July 31, 2011, respectively and $226,000 and $893,000 for the three and nine months ended July 31, 2010, respectively. At July 31, 2011 and October 31, 2010, there are $1.0 million and $1.4 million in current liabilities, respectively, and $1.1 million in long-term liabilities at both July 31, 2011 and October 31, 2010 related to outstanding Units.

The following table summarizes the Units as of July 31, 2011, and changes during the nine months ended July 31, 2011:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2010	160,790	$0.00	1.4	$3,918
Units granted	52,931	$0.00
Units exercised	(64,230)	$0.00		$1,703
Units forfeited or cancelled	(1,400)

Units outstanding at July 31, 2011	148,091	$0.00	1.8	$4,010

Vested and expected to vest at July 31, 2011	146,141		1.8	$3,957

Exercisable at July 31, 2011	—

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY (Continued)

During the nine months ended July 31, 2011, the Company paid $1.1 million in cash and issued 3,656 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first nine months of fiscal 2011. During the nine months ended July 31, 2010, the Company paid $1.2 million in cash and issued 8,050 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first nine months of fiscal 2010.

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

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $41,000 and $164,000 for the three and nine months ended July 31, 2010, respectively.

Treasury Shares

The Company’s Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The programs do not obligate the Company to acquire any particular amount of common stock and the programs may be suspended at any time at the Company’s discretion.

On September 15, 2010, the Company’s Board terminated the June 2010 Stock Repurchase Program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). On June 16, 2011, the Company’s Board authorized an increase to the September 2010 Stock Repurchase Program which had approximately $4.5 million available to repurchase, to $20.0 million. As of July 31, 2011, $1.0 million remained available for repurchase under such program.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SHAREHOLDERS’ EQUITY (Continued)

The following table provides a summary of the quarterly repurchase activity during the nine months ended July 31, 2011 and 2010 under the stock repurchase programs approved by the Board:

	Total number of shares purchased		Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plans or programs
Fiscal 2010 period
Quarter ending January 31, 2010	52,500		$36.84	$6,065,733
Quarter ending April 30, 2010	—		$—	$6,065,733
Quarter ending July 31, 2010	183,900		$25.65	$5,283,546
Quarter ending October 31, 2010	546,225	(a)	$25.80	$4,899,129

Fiscal 2011 period
Quarter ending January 31, 2011	5,900		$26.17	$4,744,699
Quarter ending April 30, 2011	7,100		$28.52	$4,542,192
Quarter ending July 31, 2011	650,000	(b)	$29.30	$955,000

(a)	On August 5, 2010, the Company repurchased 400,476 shares of its common stock from investment funds affiliated with KSA Capital Management, LLC (“KSA Capital”), whose managing member is Daniel D. Khoshaba (who served as a director on the Company’s Board at such time), in a privately negotiated transaction at an aggregate purchase price of $10.9 million, or $27.28 per share (including brokerage commissions). The purchase price per share represented a discount of 4.8% to the previous day’s closing price of the Company’s common stock.
(b)	On June 17, 2011, the Company repurchased 650,000 shares of its common stock in privately negotiated transactions at an aggregate purchase price of $19.0 million, or $29.30 per share. The purchase price per share represented a discount of 1.9% to the closing price of the Company’s common stock on June 17, 2011.

Preferred Shares

The Board may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

On March 31, 2011, the Company adopted a stockholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $150.00 per share, as adjusted ( a “Right”), upon certain trigger events. The Company’s Board declared a dividend of one Right per each share of common stock of the Company outstanding as of April 11, 2011. Each 1/1,000th of a share of Series A Junior Participating Preferred Stock has terms that are substantially the economic and voting equivalent of one share of the Company’s common stock. However, until a Right is exercised or exchanged in accordance with the provisions of the Rights Plan, the holder thereof will have no rights as a stockholder of the Company. The Rights Plan has a three-year term and the Board may terminate the Rights Plan at any time (subject to the redemption of the Rights for a nominal value). The Rights may cause substantial dilution to a person or group (together with all affiliates and associates of such person or group and any person or group of persons acting in concert therewith) that acquires beneficial ownership of 15% or more of the Company’s stock on terms not approved by the Board or takes other specified actions.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$226,526	$19,859	$246,385
Intercompany sales	10,858	—	10,858
Gross profit	31,394	3,912	35,306
Operating income	7,428	1,512	8,940

	For the Three Months Ended July 31, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$186,230	$18,640	$204,870
Intercompany sales	10,403	—	10,403
Gross profit	29,983	3,640	33,623
Operating income	8,465	1,563	10,028

	For the Nine Months Ended July 31, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$657,521	$55,131	$712,652
Intercompany sales	29,265	—	29,265
Gross profit	82,986	11,700	94,686
Operating income	13,360	4,944	18,304

	For the Nine Months Ended July 31, 2010
	United States	Canada	Total
	(in thousands)
Sales—external customers	$527,557	$50,145	$577,702
Intercompany sales	27,869	—	27,869
Gross profit	68,696	8,777	77,473
Operating income	4,556	2,620	7,176

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Custom films	$89,344	$70,219	$247,711	$197,625
Stretch (pallet) wrap	74,505	59,502	229,186	174,323
PROformance® films	17,038	16,591	55,239	45,297
Polyvinyl chloride wrap	35,631	32,332	103,700	92,334
Printed and converted films	2,993	2,759	8,249	7,292
Other specialty	26,874	23,467	68,567	60,831

Total	$246,385	$204,870	$712,652	$577,702

The Company has revised the 2010 presentation to conform with the 2011 presentation to include certain product lines contained within other specialty to polyvinyl chloride wrap.

(10) COMMITMENTS AND CONTINGENCIES

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
Remainder of 2011	$346
2012	1,386
2013	1,386
2014	1,386
2015	578
Thereafter	—

Total minimum lease payments	5,082
Less: Amounts representing interest	519

Present value of minimum lease payments	4,563
Less: Current portion of obligations under capital leases	1,150

Long-term portion of obligations under capital leases	$3,413

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10)	COMMITMENTS AND CONTINGENCIES (Continued)

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and reports filed thereafter with the SEC.

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

As of November 1, 2009, we implemented the initial phase of a new integrated operating system to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen internal control over financial reporting. During the nine months ended July 31, 2011 and 2010, we incurred and charged to operations approximately $0.2 million and $1.6 million, respectively, in consulting costs related to improving user functionality of the system. During the first nine months of fiscal 2011, we began implementing the final phase of our new system, which is centered in our manufacturing facilities. Completion is expected in fiscal 2012.

In April 2011, we issued $200.0 million aggregate principal amount of 2019 Notes, and we used the proceeds to repurchase our 2013 Notes, as well as pay the tender premium, accrued and unpaid interest, related fees and a portion of borrowings outstanding under our Credit Facility.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene, polypropylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. The trend of increasing resin prices has continued in 2011 with resin prices increasing $0.07 per pound since the beginning of fiscal 2011. On a comparative basis, average resin cost during the three and nine months ended July 31, 2011 were 19% higher or $0.12 per pound, and 14% higher or $0.09 per pound, than the average resin cost during the three and nine months ended July 31, 2010, respectively. We believe that resin prices will continue to fluctuate during the remainder of fiscal 2011 due to production issues among the resin suppliers, combined with fluctuating prices of oil and natural gas and exporting activities. These steadfast resin cost increases magnify the importance of adjusting sell prices on a timely basis. Furthermore, the industry is currently experiencing a shortage of certain raw materials. At this time, we have been able to secure sufficient supply to meet our production needs; however, the shortage has further increased raw material costs. There can be no assurance that we will be able to continue to secure sufficient supply or be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances affecting many of our customers, distributors and suppliers.

We have seen positive signs of stabilization in our markets, although the impacts of the recent recession continue. Our net sales volume has increased 13% in the first nine months of fiscal 2011 compared to the prior period, which is primarily attributable to increased demand from our customers as well as increased market share due to our market leadership, consolidation and bankruptcies of competitors, and fewer new market entrants. It is, however, difficult to predict the continuing impact of the economic slowdown on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. Resin prices continue to increase faster than the amounts that have been passed through to our customers. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we have taken appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations—Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

The following table presents unaudited selected financial data for the three months ended July 31, 2011 and 2010 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	July 31, 2011		July 31, 2010		% increase/ (decrease) of $	$ increase/ (decrease)
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$246,385	$1.19	$204,870	$1.09	20.3%	$41,515
Gross profit	35,306	0.17	33,623	0.18	5.0%	1,683
Operating expenses:
Delivery	11,479	0.06	9,887	0.05	16.1%	1,592
Selling	8,710	0.04	8,895	0.05	(2.1)%	(185)
General and administrative	6,179	0.03	4,869	0.03	26.9%	1,310

Total operating expenses	$26,368	$0.13	$23,651	$0.13	11.5%	$2,717

Pounds sold		207,799 lbs.		188,238 lbs.

Net Sales

The increase in Net sales for the three months ended July 31, 2011 was the result of an 8% increase in average selling prices primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $17.0 million, combined with a 10% increase in sales volume positively affecting net sales by $23.1 million. The third quarter of fiscal 2011 also included a $1.4 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $5.4 million decrease in the LIFO reserve during the third quarter of fiscal 2011 versus an $11.1 million decrease in the LIFO reserve during the third quarter of fiscal 2010, representing an increase of $5.7 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter, gross profit increased $7.4 million primarily due to increased sales volumes and improved plant utilization, partially offset by a lag in selling price increases. The third quarter of fiscal 2011 also included a $0.3 million positive impact of foreign exchange relating to our Canadian operations.

Operating Expenses

The increase in operating expenses is primarily due to increased volumes sold in the third quarter of fiscal 2011 increasing operating expenses by $1.3 million combined with increased accruals totaling $1.4 million related to employee cash performance incentives. The third quarter of fiscal 2011 also includes a $0.2 million unfavorable effect of foreign exchange increasing reported total operating expenses.

Interest Expense

Interest expense for the three months ended July 31, 2011 increased $1.2 million to $5.1 million as compared to the prior fiscal year period. The increase in interest rates (7.875% to 8.25%) and aggregate principal amount (from $160.2 million to $200.0 million) related to our senior notes resulted in $1.1 million of higher interest expense during the current period as compared to the prior fiscal year period. Interest expense for the three months ended July 31, 2011 also includes the write-off of unamortized issuance costs of $0.2 million related to the final settlement of the 2013 Notes.

Income Tax Provision

The provision for income taxes for the three months ended July 31, 2011 was $1.4 million on income before the provision for income taxes of $4.0 million. The difference between our effective tax rate of 36.2 percent for the three months ended July 31, 2011 and the U.S. statutory tax rate of 35.0 percent, primarily relates to a provision for state taxes in the United States, net of federal benefit, partially offset by the differential in the U.S and the Canadian statutory rates.

The provision for income taxes for the three months ended July 31, 2010 was $2.5 million on income before the provision for income taxes of $6.3 million. The difference between the effective tax rate of 40.3 percent for the three months ended July 31, 2010 and the U.S. statutory tax rate of 35.0 percent, primarily relates to a provision for a true-up of prior year estimates in the United States and the provision for state taxes in the United States, net of federal benefit, partially offset by a reduction in the Canadian tax rate and a change to the U.S. state tax rates.

Results of Operations—First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010

The following table presents unaudited selected financial data for the nine months ended July 31, 2011 and 2010 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended
	July 31, 2011		July 31, 2010		% increase/ (decrease) of $	$ increase/ (decrease)
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$712,652	$1.13	$577,702	$1.03	23.4%	$134,950
Gross profit	94,686	0.15	77,473	0.14	22.2%	17,213
Operating expenses:
Delivery	33,068	0.05	28,341	0.05	16.7%	4,727
Selling	26,207	0.04	26,545	0.05	(1.3)%	(338)
General and administrative	17,091	0.03	15,670	0.03	9.1%	1,421

Total operating expenses	$76,366	$0.12	$70,556	$0.13	8.2%	$5,810

Pounds sold		631,777 lbs.		558,361 lbs.

Net Sales

The increase in Net sales for the nine months ended July 31, 2011 was the result of a 9% increase in average selling prices primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $49.4 million, combined with a 13% increase in sales volume positively affecting net sales by $82.5 million. The first nine months of fiscal 2011 also included a $3.1 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was an $8.0 million increase in the LIFO reserve during the first nine months of fiscal 2011 versus a $6.2 million increase in the LIFO reserve during the first nine months of fiscal 2010, representing an increase of $1.8 million year-over-year. Excluding the impact of the LIFO reserve change during the nine months, gross profit increased $19.0 million primarily due to increased sales volumes and improved plant utilization. The first nine months of fiscal 2011 also included a $0.7 million positive impact of foreign exchange relating to our Canadian operations.

Operating Expenses

The increase in operating expenses is primarily due to increased volumes sold in the first nine months of fiscal 2011 increasing operating expenses by $4.6 million combined with increased accruals of $1.4 million related to employee cash performance incentives and an increase of $0.3 million related to share-based compensation costs associated with our stock options and performance units, partially offset by a decrease of $0.6 million of consulting costs associated with the implementation of our new operating system. Furthermore, the positive impact on operating expenses of cost cutting initiatives implemented in the prior fiscal year was partially reduced by rising fuel costs. The first nine months of fiscal 2011 also includes a $0.4 million unfavorable effect of foreign exchange increasing reported total operating expenses.

Interest Expense

Interest expense for the nine months ended July 31, 2011 increased $3.1 million to $14.5 million as compared to the prior fiscal year period. Included in interest expense for the nine months ended July 31, 2011 are the write-off of unamortized issuance costs of $1.2 million related to the 2013 Notes, the early tender fee paid to the 2013 Note holders of $0.3 million, and $0.2 million of fees related to the repurchase of the 2013 Notes. Without these items, interest expense increased $1.4 million from the same period in the prior fiscal year primarily due to an increase in interest rates (7.875% to 8.25%) and aggregate principal amount (from $160.2 million to $200.0 million) related to our senior notes.

Income Tax Provision

The provision for income taxes for the nine months ended July 31, 2011 was $1.0 million on income before the provision for income taxes of $3.9 million. The difference between our effective tax rate of 25.6 percent for the nine months ended July 31, 2011 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the differential in the U.S and the Canadian statutory rates and a reduction in the valuation allowance for foreign tax credits, partially offset by a provision for foreign taxes paid.

The benefit for income taxes for the nine months ended July 31, 2010 was $1.3 million on a loss before the benefit for income taxes of $4.0 million. The difference between the effective tax rate of 33.0 percent for the nine months ended July 31, 2010 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the net benefit for state taxes in the United States, true-up of deferred taxes as a result of a reduction in the Canadian statutory tax rate and utilization of previously reserved foreign tax credits related to U.S. receipt of the Canadian dividend, partially offset by a provision for a true-up of prior year’s estimates in the United States and a provision for state taxes and withholding taxes paid.

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Third Quarter Fiscal 2011	Third Quarter Fiscal 2010	July YTD Fiscal 2011	July YTD Fiscal 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Net income (loss)	$2,528	$3,746	$2,915	$(2,651)
Provision (Benefit) for taxes	1,432	2,532	1,003	(1,307)
Interest expense	5,053	3,804	14,518	11,414
Depreciation and amortization expense	5,333	5,252	16,226	15,978
(Decrease) Increase in LIFO reserve	(5,352)	(11,070)	8,020	6,205
Other non-operating income	(73)	(54)	(132)	(280)
Non-cash share-based compensation	162	341	1,543	1,266

Adjusted EBITDA	$9,083	$4,551	$44,093	$30,625

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

Despite the challenging financial markets and economic conditions in recent years, we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. During April 2011, we successfully completed the sale of $200 million aggregate principal amount of 2019 Notes through a private offering, the proceeds of which were used to repurchase $160.2 million aggregate principal amount of 2013 Notes, as well as pay the related tender premium, accrued and unpaid interest and related fees. Availability under our Credit Facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $129.3 million at July 31, 2011. As of July 31, 2011, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $225.9 million, compared with $184.7 million at the end of fiscal 2010. The increase is primarily due to the settlement of the 2013 Notes and the issuance of the 2019 Notes. During the nine months ended July 31, 2011, we also repurchased 663,000 shares of our common stock, in privately negotiated transactions and in the open market, for $19.4 million.

Our working capital amounted to $96.5 million at July 31, 2011 compared to $70.5 million at October 31, 2010. We use the LIFO method for determining the cost of approximately 86% of our total inventories at July 31, 2011. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. Therefore, the effect of using LIFO is lower inventory values, higher cost of sales and lower taxable income. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $126.6 million and $92.6 million, respectively. During the nine months ended July 31, 2011, the LIFO reserve increased $8.0 million to $30.1 million as a result of rising resin costs and increased inventory levels. Despite the negative effects on our results of operations and our financial position (an increase to cost of sales of $8.0 million for the nine months ended July 31, 2011 and a reduction of inventory of $30.1 million at July 31, 2011), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the nine months ended July 31, 2011 and 2010:

	For the Nine Months Ended July 31,
	2011	2010
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(4,265)	$60
Investing activities	(11,211)	(10,398)
Financing activities	15,392	10,614
Effect of exchange rate changes on cash	(67)	324

(Decrease) increase in cash and cash equivalents	$(151)	$600

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $0.9 million at July 31, 2011, as compared to $1.1 million at October 31, 2010. Net cash used in operating activities during the nine months ended July 31, 2011 was $4.3 million, which includes net income of $2.9 million adjusted for non-cash operating income totaling $28.5 million primarily related to depreciation and amortization and change in LIFO reserve. Cash used by operating activities includes a $21.7 million increase in inventories excluding the non-cash effects of LIFO reflecting higher resin costs and our increased investment in inventory, a $5.7 million increase in accounts receivable reflecting higher selling prices and volumes sold, and a $10.6 million decrease in accounts payable as a result of timing of payments. Cash provided by operating activities includes a $2.6 million increase in accrued expenses due primarily to an increase in accrued interest resulting from the issuance of the 2019 Notes and an increase in accrued fiscal 2011 incentive payments.

Investing Activities

Net cash used in investing activities during the nine months ended July 31, 2011 was $11.2 million, resulting from capital expenditures during the period.

Financing Activities

Net cash provided by financing activities during the nine months ended July 31, 2011 was $15.4 million, resulting primarily from $200.0 million of proceeds received related to the issuance of our 2019 Notes and borrowings under our Credit Facility of $1.7 million. This was partially offset by the repurchase of our 2013

Notes for $160.5 million (including the premium payment of $0.3 million), repurchases of our common stock totaling $19.4 million, $4.8 million of fees paid related to the issuance of our 2019 Notes, $0.8 million of capital lease payments and $0.4 million of repayments of our Pennsylvania loans.

Sources and Uses of Liquidity

Issuance of 8.25% Senior Notes—2019

On April 18, 2011, we completed the sale of $200 million aggregate principal amount of 2019 Notes due April 15, 2019 through a private offering. Interest is paid semi-annually on April 15 and October 15, beginning October 15, 2011.

The proceeds of the offering were used to repurchase our 2013 Notes, as well as pay the tender premium, accrued and unpaid interest, related fees and a portion of borrowings outstanding under our Credit Facility.

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

Credit Facility

We maintain a credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A, as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility is secured by mortgages and liens on most of our domestic assets and on 66% of our ownership interest in certain foreign subsidiaries. The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at July 31, 2011 and October 31, 2010 under the Credit Facility was $124.0 million and $103.5 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at July 31, 2011 and October 31, 2010. Availability under the Canadian credit facility at July 31, 2011 and October 31, 2010 was $5.2 million and $4.9 million, respectively,

Please refer to Note 6 of the consolidated financial statements for further discussion of our debt.

Repurchase Programs

On September 15, 2010, our Board of Directors terminated the June 2010 Stock Repurchase Program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). On June 16, 2011, our Board of Directors authorized an increase to the September 2010 Stock Repurchase Program which had approximately $4.5 million available to repurchase, to $20.0 million. As of July 31, 2011, $1.0 million remained available for repurchase under such program. Please refer to Note 8 of the consolidated financial statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of July 31, 2011 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2011	$35	$8,129	$347	$1,513	$10,024
2012	145	16,562	1,386	5,328	23,421
2013 (1)	25,603	16,554	1,386	4,327	47,870
2014	89	16,548	1,386	3,596	21,619
2015	87	16,544	578	1,824	19,033
Thereafter (2)	200,880	58,069	—	687	259,636

Total	$226,839	$132,406	$5,083	$17,275	$381,603

(1)	Borrowings include $25.4 million of variable rate borrowings (outstanding borrowings under our Credit Facility) due December 15, 2012. See Note 6 of the consolidated financial statements for further discussion of our debt.
(2)	Borrowings include $200.0 million aggregate principal amount of 2019 Notes. See Note 6 of the consolidated financial statements for further discussion of our debt.

In addition to the amounts reflected in the table above, we expect to incur approximately $4.0 million of capital expenditures during the remainder of fiscal 2011.

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

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the U.S. Securities and Exchange Commission on January 14, 2011. There were no material changes to our critical accounting policies during the nine months ended July 31, 2011.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for our interim period beginning February 1, 2012. We do not believe adoption of this new guidance in the second quarter of fiscal 2012 will have a material impact on our consolidated financial position, results of operations, other comprehensive income or cash flows.

We have implemented all new accounting pronouncements that are in effect and that may materially impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position, results of operations or cash flows.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2011, the carrying value of our total debt was $226.8 million of which approximately $201.4 was fixed rate debt (2019 Notes and the Pennsylvania Industrial Loans). As of July 31, 2011, the estimated fair value of our 2019 Notes was approximately $202.8 million. As of July 31, 2011, the carrying value of our Pennsylvania Industrial Loans was $1.4 million which approximates fair value.

Floating rate debt at July 31, 2011 and October 31, 2010 totaled $25.4 and $23.7 million, respectively. Based on the floating rate debt outstanding during fiscal 2011 (our Credit Facility), a one-percent increase or decrease in the average interest rate during the prior would have resulted in a change to interest expense of approximately $0.3 million.

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

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition. Generally, we acquire resin at market prices and do not use financial instruments to hedge commodity prices. Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers. We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available to the Company at market prices, but we can give no assurances as to such availability or the prices thereof. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Market Conditions” for further discussion of market risks related to resin prices.

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

As of July 31, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks related to the 2013 Notes disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 are substantially similar to the risks related to the 2019 Notes. Therefore, all references to Senior Notes in the risk factors discussed in Item 1A. “Risk Factors” in such Annual Report on Form 10-K are hereby deemed references to the 2019 Notes. As of July 31, 2011, the following are material changes in the risk factors previously disclosed in such Annual Report on Form 10-K and additional risks you should consider:

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

Following the offering of the 2019 Notes and the repurchase of all of the 2013 Notes, we have a substantial amount of debt. As of July 31, 2011, we have $226.8 million of total debt outstanding and $4.6 million of capital lease obligations.

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

We and our subsidiaries may be able to incur substantial additional debt in the future. At July 31, 2011, we would have been permitted to borrow up to an additional $129.3 million under the Credit Facility and our Canadian credit facility, in each case based on the respective available borrowing base.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. For example, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

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

•	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures;

•

difficulty in integrating acquired operations, including restructuring and realigning activities, personnel, technologies and products, including the loss of key employees, distributors, suppliers or customers of acquired businesses;

•	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame;

•	the risks of managing new product lines or new business segments within the plastic packaging films industry;

•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify; and

•	non-cash impairment charges or other accounting charges relating to the acquired assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended July 31, 2011.

Fiscal 2011 period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1-May 31	—	$—	—	$4,542,192
June 1-June 30	650,000	$19,045,000	—	$955,000	(a)
July 1-July 31	—	$—	—	$955,000

Total	650,000	$19,045,000	—	$955,000

(a)	On June 16, 2011, our Board authorized an increase to the stock repurchase program (the “September 2010 Stock Repurchase Program”) which had approximately $4.5 million available to repurchase, to $20.0 million. Please refer to Note 8 of the Consolidated Financial Statements for further discussion of the program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description

31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: September 9, 2011	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: September 9, 2011	By:	/s/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)