Form 10-K
period 2011-10-31
AEP INDUSTRIES INC
filed 2012-01-17
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 29, 2011 was $98,935,611, based upon the closing price of $30.33 as reported by the Nasdaq Global Select Market on such date. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 12, 2012 was 5,503,859.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2012 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the implementation of the final phase of a new operating system; the continuing impact of the U.S. recession and the global credit and financial environment and other changes in the United States or international economic or political conditions; the integration of Webster Industries; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

AEP Industries Inc., founded in 1970 and incorporated in Delaware in 1985, is a leading manufacturer of plastic packaging films in North America. We manufacture and market an extensive and diverse line of polyethylene and polyvinyl chloride flexible packaging products, with consumer, industrial and agricultural applications. Our plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries.

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

Fiscal 2011 Developments

On October 14, 2011, we completed the acquisition of substantially all of the assets and specified liabilities of Webster Industries (“Webster”), a national manufacturer and distributor of retail and institutional private label food and trash bags, for a purchase price of $25.9 million. The assets include $32.0 million of net current assets, including a preliminary estimate of fair value, which remains subject to a post-closing true-up and a corresponding purchase price adjustment (up to a maximum of $1.3 million downwards, although no limit upwards). We financed the transaction through a combination of cash on hand and availability under our Credit Facility. The purchase of Webster provides us entry into a new market with significant cross-selling potential. We believe we will have the opportunity to achieve significant cost savings, realized principally from improved resin purchasing and other synergies throughout the combined organization.

In April 2011, we issued $200.0 million aggregate principal amount of 2019 Notes, and we used a portion of the proceeds to repurchase $133.7 million aggregate principal amount of 2013 Notes and repay outstanding borrowings under our Credit Facility of $23.7 million. In June 2011, we redeemed the remaining $26.4 million aggregate principal amount of 2013 Notes.

During the fiscal year ended October 31, 2011, we continued our commitment to strategically repurchase equity, with repurchases of 663,000 shares of our common stock, in privately negotiated transactions and in the open market, for $19.4 million.

For a further discussion of key operational and financial developments occurring in fiscal 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Products

As stated above, we manufacture and market an extensive and diverse line of polyethylene and polyvinyl chloride flexible packaging products, with consumer, industrial and agricultural applications. Flexible packaging and film products are thin, ductile bags, sacks, labels and films used for food and non-food consumer, agricultural and industrial items.

The following table summarizes our product lines:

Product	Material	Examples of Uses
custom films	polyethylene co-extruded and monolayer custom designed films	• drum, box, carton, and pail liners • furniture and mattress bags • films to cover high value products • magazine overwrap

stretch (pallet) wrap	polyethylene	• pallet wrap

food contact	polyethylene polyvinyl chloride

•    reclosable food storage plastic bags with press-to-seal zipper closures

•    reclosable food storage plastic bags with a slide mechanism

•    twist-tie closure and fold-top plastic bags

•    molded containers

•    food and freezer wrap

•    retail and institutional films and products

PROformance® films	co-extruded and monolayer polyolefin films	• cereal box liners • fresh cut produce packaging • frozen foods • medical

canliners	polyethylene	• kitchen and standard garbage bags • law and leaf trash bags • institutional trash bags

printed and converted films	polyethylene	• printed shrink films • printed, laminated, converted films for flexible packaging to consumer markets

other products and specialty films	unplasticized polyvinyl chloride and polyethylene	• battery labels • credit card laminate • twist wrap • table covers, aprons, bibs and gloves • agricultural films

Net sales by product line for each of the years ended October 31, 2011, 2010 and 2009 are as follows (1):

	2011	2010	2009
	(in thousands)
Custom films	$340,193	$275,825	$240,182
Stretch (pallet) wrap	311,563	245,232	217,999
Food contact	140,912	120,038	119,307
PROformance® films	74,004	65,137	77,804
Canliners	52,231	44,192	42,476
Printed and converted films	11,283	9,660	9,659
Other products and specialty films	44,606	40,486	37,392

Total	$974,792	$800,570	$744,819

(1)	The Company has revised the fiscal 2010 and fiscal 2009 presentation to conform with the fiscal 2011 presentation to rename the product line of polyvinyl chloride wrap to food contact, to add the product line of canliners previously included within other products and specialty films, and to reclass certain product lines contained within other products and specialty films to food contact.

No single customer accounted for more than 10% of net sales in any fiscal year. No single customer accounted for more than 10% of our accounts receivable balance at October 31, 2011. See Note 13 in our consolidated financial statements for information regarding the Company’s operations by geographical area (United States and Canada).

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

Stretch (Pallet) Wrap

We manufacture an extensive line of stretch film products for both hand wrap and rotary applications, using both monolayer and co-extruded constructions used to wrap pallets of industrial and commercial goods for shipping or storage. We also market a wide variety of pre stretch and high performance products designed for commodity and specialty uses.

Food Contact

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

The Webster acquisition provides us an entrance into a new market and broadens our array of product offerings in the food contact area. Webster’s manufacturing facility is located in Montgomery, Alabama and their product portfolio consists of (i) high quality plastic cast film bags with a reclosable zipper seal (Seal’N’Loc”), (ii) high quality plastic cast film reclosable bags with a movable plastic slider mechanism (“Slider”), and (iii) other food contact products including blown plastic film fold-top bags, twist-tie bags and food containers. The Seal’N’Loc product line consists of sandwich bags, snack bags, quart size and gallon size bags. The Slider product line consists of quart and gallon size bags.

PROformance® Films

We offer a full range of coextruded polyolefin films and custom designed monolayer films designed specifically to service the flexible packaging market. Capable of being printed and laminated by flexible packaging applications, our PROformance® films are used for food, pharmaceutical and medical applications and are available in up to seven layers for applications requiring strength, clarity, sealability, barrier properties against oxygen or moisture transmission, and breathability for preserving freshness.

Canliners

The Webster acquisition enhances our presence in the canliners market. The canliners product line includes retail kitchen trash bags, retail standard trash bags, retail lawn and leaf trash bags and institutional bags all of which are available with twist-tie closures, handles and draw tape closures. In addition to the different closures, the liners come in different sizes, gauges (thickness), colors, scents and strengths.

Printed and Converted Films

We manufacture six, eight and ten color printing, solventless lamination, sheeting, and wicketed bags. Our printed and converted films provide printed rollstock to the food and beverage industries and other manufacturing and distributing companies. We also convert printed rollstock to bags and pouches for use by bakeries, fresh or frozen food processors, manufacturers or other dry goods processors.

Other Products and Specialty Films

We also manufacture other products in order to meet the full spectrum of our customers’ total packaging requirements. We manufacture unplasticized polyvinyl chloride (“UPVC”) film for use in battery labels, credit card laminates, and a variety of film products with agricultural applications such as silage (Sunfilm®), smooth mulch films, and fumigation films. We also produce disposable consumer and institutional plastic products for the food service, party supply and school/collegiate markets, marketed under the Sta-Dri® brand name. Products produced include table covers and skirts, aisle runners, aprons, bibs, gloves, boots, freezer/storage bags, saddle pack bags, locker wrap and custom imprint designs.

Manufacturing

With the addition of the manufacturing plant in Montgomery, Alabama resulting from our acquisition of Webster, we currently conduct our manufacturing operations at 13 strategically located and integrated extrusion facilities in the United States and Canada. Each manufacturing facility is ISO-compliant (International Organization for Standardization) with the exception of our Mankato institutional products facility, West Hill, Ontario, Canada facility and the newly acquired Webster plant in Montgomery, Alabama. We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from inventory, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products. The size and location of our manufacturing facilities, as well as their capacity to manufacture multiple types of flexible packaging products and to re-orient equipment as market conditions warrant, enable us to achieve savings and minimize overhead and transportation costs, and to better serve our customers and remain competitive. See Item 2, “Properties” for a discussion of product lines manufactured at each facility as of October 31, 2011.

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

We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During the past five fiscal years, we made significant capital improvements, including the purchase and lease of new state-of-the-art extrusion equipment and the upgrading of older equipment. Capital expenditures during fiscal 2012 will be focused on upgrading equipment in our newly acquired Webster facility.

Raw Materials

We manufacture film products primarily from polyethylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. We currently purchase resins from major North American resin suppliers and believe any combination of purchases from such suppliers, as well as other suppliers we do not currently do business with, could satisfy our ongoing resin requirements. Our top three suppliers of resin during fiscal 2011 supplied us with 32%, 25% and 18%, respectively, of our aggregate resin purchases. Given the significant effect of resin costs on our operations and financial results, we have elected to focus our purchases with three suppliers in order to take advantage of the volume rebates which are customary among resin suppliers and critical to our success. Although the plastics industry has from time to time experienced shortages of resin supply and we have limited contractual protections in the event of such shortage, we believe we are well positioned to deal with such risks given our significant relationships and history with existing suppliers, as well as suppliers with whom we currently do not do business.

The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers. See Item 1A, “Risk Factors.”

Backlog

Our total backlog at October 31, 2011 was approximately $49.9 million (including $3.5 million at Webster), compared with approximately $54.9 million at October 31, 2010. We do not consider any specific month’s backlog to be a significant indicator of sales trends due to the various factors that influence backlog.

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

Marketing and Sales

We believe that our ability to provide superior customer service is critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities and our ability to timely deliver products is a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers, which we attribute to our ability to consistently manufacture high-quality products and provide timely delivery and superior customer service. We serve over 3,000 customers worldwide (excluding the Webster customers), none of which individually accounted for more than 4% of our net sales in fiscal 2011. The Webster acquisition will add approximately 300 new customers.

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

We generally sell either directly to customers who are end-users of our products or to distributors, including nation-wide brokers, for resale to end-users. In fiscal 2011, 2010 and 2009, approximately 62%, 62%, and 61%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users.

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

Webster operates a leased distribution center near its production facility in Montgomery, Alabama. Through this leased distribution center, Webster operates its own leased trucking fleet in which it ships approximately 40% of its customer orders. Webster’s trucking operations also backhaul materials for third parties along return routes. The remaining 60% of customer orders are shipped by common carriers or directly picked up by customers.

Research and Development

We have a research and development department with a staff of approximately 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2011, we increased the focus of our research and development department on our Stretch and PROformance® divisions. Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2011, 2010 and 2009, we spent $2.1 million, $1.8 million and $1.8 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

Intellectual Property

We own a number of patents, trademarks and licenses that relate to some of our products and manufacturing processes, and apply for new patents on significant product and process developments when appropriate. Although we believe that our patents and trademarks collectively provide us with a competitive advantage, we are not dependent on any single patent or trademark. Rather, we believe our success depends on our marketing, manufacturing, and purchasing skills, as well as our ongoing research and development and unpatented proprietary know-how. We believe that the expiration or unenforceability of any of our patents, trademark registrations or licenses would not be material to our financial position or results of operations.

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

Employees

At October 31, 2011, we had approximately 2,600 full and part time employees worldwide (which include approximately 538 employees from the acquisition of Webster), including officers and administrative personnel. As of such date, we had four collective bargaining agreements covering 718 employees, which expire in May 2013, November 2013 (Webster), March 2014 and January 2015, respectively. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations and liquidity.

Executive Officers of the Registrant

At January 17, 2012, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	70	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	69	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	47	Executive Vice President, Sales and Marketing
Paul C. Vegliante	46	Executive Vice President, Operations
Lawrence R. Noll	63	Vice President, Tax and Administration, and Director
James B. Rafferty	59	Vice President and Treasurer
Linda N. Guerrera	44	Vice President and Controller

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

Lawrence R. Noll has been our Vice President, Tax and Administration since April 2007 and a director since February 2005. Previously, he served as Vice President, Controller and Secretary (2005-2007), Vice President and Controller (1996-2005), Secretary (1993-1998), Vice President, Finance (1993-1996), and Controller (1980-1993). He also served as a director of the Company from 1993 to 2004.

James B. Rafferty has been our Vice President and Treasurer since November 1996 and Secretary from April 2007 to June 2011. Prior thereto, he was our Assistant Treasurer from July 1996 to November 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

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

Available Information

Our Internet address is www.aepinc.com. In the “Investor Relations” section of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and our proxy statement on Schedule 14A related to our annual stockholders’ meeting. All such filings are available on our Investor Relations web site free of charge. Copies of any of the above-referenced information will also be made available, free of charge, by calling (201) 641-6600 or upon written request to: Corporate Secretary, AEP Industries, Inc., 125 Phillips Avenue, South Hackensack, NJ 07606. The content on our website is not incorporated by reference into this Form 10-K unless expressly noted.

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

The principal raw materials that we use in our products are polyethylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in a large part, on the markets for these resins. These resins are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. Over the past several years, we have at times experienced significant fluctuations in resin prices and availability.

Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs. Since resin costs fluctuate significantly, selling prices are determined generally as a “spread” over resin costs, usually expressed as cents per pound. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with a higher gross profit margin. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results. If there is overcapacity in the production of any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase.

Economic conditions in the United States during fiscal 2011 were difficult with global economic and financial markets experiencing substantial disruption, which also increased the difficulty in passing through the full amount of cost increases on a timely basis. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations, financial condition and liquidity will be adversely affected. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of resin costs on results of operations in fiscal 2011.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying plastic packaging products is extremely competitive. Lower volumes as a result of the current economic environment have intensified an already competitive marketplace. The competition in our market is highly price sensitive; we also compete on the basis of quality, service, timely delivery and product differentiation, development and availability. We face intense competition from numerous competitors, including from local manufacturers which specialize in the extrusion of a limited group of products, which they market nationally, and a limited number of manufacturers of flexible packaging products which offer a broad range of products and maintain production and marketing facilities domestically and internationally. Certain of our competitors may have extensive production facilities, well-developed sales and marketing staffs and greater financial resources than we do. We believe that there are few barriers to entry into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market for a plastic packaging product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. In addition, we compete with other packaging product manufacturers, many of which can offer consumers non-plastic packaging solutions. Many of these competitors have greater financial resources than we do, and such competition can result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of our market share, which could materially adversely affect our operations and financial condition. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

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

Compliance with these laws and regulations may require material expenditures by us. Actions by federal, state, local and foreign governments concerning environmental and health and safety matters could result in laws or regulations that could increase the cost of manufacturing our products. In addition, the nature of our current and former operations and the history of industrial uses at some of our manufacturing facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters. We may also be exposed to claims for violations of environmental laws and regulations by previous owners or operators of our property. Such liability may be imposed without regard to fault, and under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. In addition, the presence of, or failure to remediate, hazardous substances or waste may adversely affect our ability to sell or rent any property or to use it as collateral for a loan. We also may be liable for costs relating to the investigation, remediation or removal of hazardous waste and substances from a disposal or treatment facility to which we or our predecessors sent waste or materials. We have limited insurance coverage for potential environmental liabilities associated with historic and current operations and we do not anticipate increasing such coverage in the future. We may also assume significant environmental liabilities in acquisitions.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of potential changes to compliance standards and environmental technology. Furthermore, violations or contaminated sites that we do not know about, including contamination caused by prior owners and operators of such sites, or at sites formerly owned or operated by us or our predecessors in connection with discontinued operations, could result in additional compliance or remediation costs or other liabilities, which could be material.

Additionally, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect on our business, financial condition and results of operations. In addition, a number of governmental authorities, both in the United States and abroad, have considered, or are expected to consider, legislation aimed at reducing the amount of plastic wastes disposed. Programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and requiring retailers or manufacturers to take back packaging used for their products. Legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact our business. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic. Future legislation and initiatives could adversely affect us in a manner that would be material.

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

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act. Furthermore, some of our products are regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance. Although we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements. A recall of any of our products or any fines and penalties imposed in connection with non-compliance could have a materially adverse effect on us.

Company Risks

The global economic and financial market environment has had and may continue to have a negative effect on our business and operations.

The global economic and financial market environment has caused and may continue to cause, among other things, lower levels of liquidity, increased borrowing rates, increased rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been severely affected by the ongoing impacts of the economic and financial market difficulties. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or may determine to reduce purchases, all of which has and could continue to lead to reduced demand for our products, reduced gross margins and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or may go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

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

The majority of the resins purchased by us are purchased under supply contracts which are typically renewed annually. In fiscal 2011, we purchased approximately 32%, 25% and 18% of our resin requirements from our three largest suppliers. Each of these suppliers produces resins in multiple locations, and should any one, or a combination of these locations fail to meet our needs, we believe sufficient capacity exists among our remaining contract holders, the open market and the secondary markets to supply any shortfall that may result. Nevertheless, it is not always possible to replace a specialty resin without a disruption in our operations and replacement of significant supply is often at higher prices.

We negotiate and award our supply contracts annually. The resin contracts generally serve to establish the basic terms and conditions between the parties, including rebates based on the volume of resin purchases, but do not bind us in a materially significant way. Should any of our existing relationships fail to bid or survive the bid process, the position previously enjoyed by that contract holder typically migrates to another supplier. While this process has served us well in the past, there is no guarantee that the future replacement of any supplier will always result in a more effective and efficient relationship in the future.

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

Many of our larger packaging customers are multinational companies that purchase large quantities of packaging materials. Many of these companies are purchasers with centralized procurement departments. They generally enter into supply arrangements through a tender process of soliciting bids from several potential suppliers and selecting the winning bid based on several attributes, including price and service. The significant negotiating leverage possessed by many of our customers and potential customers limits our ability to negotiate supply arrangements with favorable terms and creates pricing pressure, reducing margins industry wide. In addition, our customers may vary their order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event we lose any of our larger customers, we may not be able to quickly replace that revenue source, which could harm our financial results.

Loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations.

We depend generally upon third-party transportation providers for delivery of our products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, decreases in the availability of vessels or increases in fuel prices, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis.

We may, from time to time, experience problems in our labor relations.

Unions represent 718 employees, or 28% of our workforce, at October 31, 2011, under four collective bargaining agreements which expire in May 2013, November 2013, March 2014 and January 2015, respectively. Although we believe that our present labor relations with our employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

The Webster acquisition and other future acquisitions inherently involve significant risks and uncertainties.

We continually review acquisition opportunities that will enhance our market position, expand our product lines and provide sufficient synergies. Any of the following risks associated with the Webster acquisition or future acquisitions, individually or in aggregate may have a material adverse effect on our business, financial condition, operating results or stock price:

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

Our future success depends to a large extent on the experience and continued services of our key managerial employees, including J. Brendan Barba, our Chairman, President and Chief Executive Officer, and Paul M. Feeney, our Executive Vice President, Finance and Chief Financial Officer. We do not maintain key-person insurance for any of our officers. We may not be able to retain our executive officers and key personnel or attract additional qualified key employees in the future. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse effect on our results of operations and financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our executive officers beneficially own a substantial amount of our common stock and have significant influence over our business.

At October 31, 2011, our executive officers beneficially owned 1,330,437 shares of our common stock, representing 24% of our outstanding shares as of such date, and they have the right to acquire an additional 122,639 shares of our common stock. Their ownership and voting control, together with their duties as executive officers, gives them significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or stockholders for approval, including acquisitions, mergers, consolidations and the sale of all or substantially all of our assets.

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

We are currently and will continue to be highly dependent on automated systems to record and process Company and customer transactions and certain other components of our financial statements. As of November 1, 2009, we began implementing the initial phase of a new integrated operating system to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen our internal control over our financial reporting. In fiscal 2011, we began implementing the final phase of our new system, which is centered in our manufacturing facilities and is expected to be completed during fiscal 2012. We will also convert the operating system of Webster into our operating system which is expected to be complete during fiscal 2013. We may not be able to successfully implement the final phase of the new system or the conversion of the Webster system in an effective or timely manner or we could fail to complete all necessary data reconciliation or other conversion controls when implementing the new system. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of the final phase of the new operating system. Failure to effectively implement our new operating system may adversely affect our operations as well as customer perceptions and our internal control over financial reporting.

Financial Risks

Capital markets have experienced a significant period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The disruptions in the U.S. capital markets in recent years have lowered the availability of capital and increased its cost. The impacts of these conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. Limitations on available capital, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing, and other important financing terms, has been and may continue to be materially adversely impacted by these market conditions.

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

As of October 31, 2011, we had $238.5 million of total debt outstanding (including capital lease obligations of $4.5 million).

Our substantial debt could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	increase our vulnerability to general adverse economic and industry conditions;

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

We and our subsidiaries may be able to incur substantial additional debt in the future. As of October 31, 2011, we would have been permitted to borrow up to an additional $115.3 million under the credit facility (after taking into account $0.5 million of outstanding letters of credit) and $5.0 million under our foreign credit facility, in each case based on the respective available borrowing base. As of October 31, 2011, we had $32.6 million in borrowings under our credit facilities. In addition, the terms of the indenture that governs the senior notes do not prohibit us or our subsidiaries from issuing and incurring additional debt upon satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks described above that we and our subsidiaries face could intensify.

We are currently negotiating an amendment and restatement of our Credit Facility, which, if effected, would include a multi-year extension of the Credit Facility.

To service our debt or redeem such debt upon a change of control, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our financial and operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness, or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all.

A provision of the senior notes requires us, upon a change of control, to offer to purchase the outstanding senior notes. If a change of control were to occur and we could not obtain a waiver or if we do not have the funds to make the purchase, we would be in default under the senior notes, which could, in turn, cause any of our debt to which a cross-acceleration or cross-default provision applies to become immediately due and payable. If our debt were to be accelerated, we cannot assure you that we would be able to repay it.

We are subject to a number of restrictive debt covenants which may restrict our business and financing activities.

Our credit facility and the indenture that governs the senior notes contains restrictive debt covenants that, among other things, restrict our ability to:

•	borrow money;

•	pay dividends and make distributions;

•	issue stock of subsidiaries;

•	make certain investments;

•	repurchase stock;

•	use assets as security in other transactions;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate; and

•	transfer and sell assets.

Our agreement relating to the indebtedness of our Canadian subsidiary also contains certain of these restrictive debt covenants.

In addition, our credit facility also requires us to meet certain financial tests, and our agreement relating to the indebtedness of our Canadian subsidiary requires it to meet certain financial tests. These restrictive covenants may limit our ability to expand or to pursue our business strategies. Furthermore, any indebtedness that we incur in the future may contain similar or more restrictive covenants.

Our ability to comply with the restrictions contained in our credit facility, the senior notes indenture and the agreement relating to the indebtedness of our Canadian subsidiary may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility, the senior notes indenture and the agreement relating to the indebtedness of our Canadian subsidiary, or any other subsequent financing agreement, which could, in turn, cause any of our debt to which a cross-acceleration or cross-default provision applies to become immediately due and payable. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds.

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

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2011 under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which approximately 5.5 million shares of common stock were outstanding and approximately 0.2 million shares of common stock were issuable related to the exercise of currently outstanding stock options and 0.1 million shares of common stock were issuable related to settlement of performance units if the performance unit holders elected settlement in stock.

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

As of October 31, 2011, $1.0 million remains available under the current stock repurchase program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. In addition, the Board may increase the size of the stock repurchase program at any time, subject to restrictions under outstanding debt and compliance with law.

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

We are currently authorized to issue approximately 1,000,000 shares of preferred stock in accordance with our restated certificate of incorporation, 30,000 of which is designated as Series A Preferred Stock in connection with the stockholder rights plan and none of which is issued and outstanding. Our board of directors has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey. The lease terminates in February 2015. We are also currently maintaining the headquarters of Webster which is located in a leased building in Peabody, Massachusetts which lease ends in October 2014.

The following table describes the manufacturing facilities that we owned or leased and utilized for operations as of October 31, 2011. All of these facilities are located in the United States and Canada. Substantially all of the owned properties are pledged as collateral under our various credit facilities and the Wright Township, Pennsylvania facility is pledged under the Pennsylvania Industrial Loans. The following chart sets forth the square footage of such manufacturing facilities, including warehousing space. All of the properties are owned unless noted otherwise.

Location	Approximate Square Footage	Types of Film Produced
Alsip, Illinois	182,000	Custom
Bowling Green, Kentucky(B)	165,000	Printed and converted, custom, PROformance
Chino, California	259,000	Custom and stretch
Griffin, Georgia	322,000	Food contact, other products and specialty films
Mankato, Minnesota	104,000	Custom, PROformance
Mankato, Minnesota	65,000	Other products and specialty films
Matthews, North Carolina	394,000	Custom and stretch
Montgomery, Alabama(A)	255,000	Food contact, Canliners
Nicholasville, Kentucky	125,000	Stretch
Tulsa, Oklahoma	126,000	Stretch
Waxahachie, Texas	216,000	Custom
West Hill, Ontario, Canada	138,000	Food contact
Wright Township, Pennsylvania	433,000	Custom, PROformance and stretch

Total	2,784,000

(A)	Includes approximately 125,000 square feet of leased property.

(B)	Lease ends February 2, 2012. The lease contains an option to purchase the facility. If we elect not to purchase, we have two five-year options to extend the lease with the initial extension start date to be based on the date we give notice of cancellation of our option to purchase which can be no later than June 1, 2012.

As of October 31, 2011, we also had a manufacturing facility located in Cartersville, Georgia that was acquired from Atlantis on October 30, 2008. Production in Cartersville ceased on October 31, 2009, although we remain party to the facility lease ending July 31, 2015. We have entered into a sublease for the Cartersville property aggregating $0.4 million in sublease income for the period January 2011 to July 2015.

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

As of October 31, 2011, our manufacturing facilities (excluding Cartersville) had a combined average annual production capacity exceeding one billion pounds.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, party to litigation arising in the normal course of our business. We believe that there are currently no legal proceedings the outcome of which would have a material adverse effect on our financial position, cash flows or our results of operations.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “AEPI.” The high and low closing prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2010 and 2011, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2010
First quarter (November-January)	$41.94	$33.22
Second quarter (February-April)	38.22	26.02
Third quarter (May-July)	28.90	22.76
Fourth quarter (August-October)	29.82	20.89
2011
First quarter (November-January)	$28.60	$24.05
Second quarter (February-April)	30.75	24.90
Third quarter (May-July)	30.70	27.08
Fourth quarter (August-October)	27.19	20.31

On January 12, 2012, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $28.21.

Holders

On January 12, 2012, our common stock was held by over 1,000 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

No dividends have been paid to stockholders since December 1995. The payment of future dividends is within the discretion of the board of directors and will depend upon business conditions, our earnings and financial condition and other relevant factors. The payments of future dividends, however, are restricted and subject to a number of covenants under our Credit Facility and under the indenture governing our 8.25% senior notes. The Company does not anticipate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer

The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended October 31, 2011.

2011 period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1-August 31	—	—	—	$955,000	(a)
September 1-September 30	—	—	—	$955,000
October 1-October 31	—	—	—	$955,000

Total	—	—	—	$955,000

(a)	On June 16, 2011, our Board authorized an increase to the stock repurchase program approved in September 2010, which had approximately $4.5 million available to repurchase, to $20.0 million. Please refer to Note 10 of the Consolidated Financial Statements for further discussion of the program.

Performance Graph

The following graph compares, for the five-year period ended on October 31, 2011, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the S&P 500 Index; and

•

a peer group consisting of eleven publicly traded plastic manufacturing companies that we have selected. The companies in the peer group are as follows: Aptar Group, Astronics Corporation, Ball Corporation, Bemis Company, Inc., Crown Holdings, Inc., Intertape Polymer Group Inc., Silgan Holdings Inc., Sonoco Products Company, Spartech Corporation, Dean Foods Company and West Pharmaceutical Services, Inc. Pactiv Corporation was removed from the peer group utilized in the prior year’s report because it is privately held following its acquisition and its stock is no longer traded on the New York Stock Exchange.

The graph assumes $100 was invested on October 31, 2006 in our common stock, the S&P 500 Index and the peer group consisting of twelve companies, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	For the Year Ended October 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$974,792	$800,570	$744,819	$762,231	$666,318
Gross profit	128,722	110,074	160,436	96,822	139,152
Operating income	25,231	15,720	60,387	9,593	52,866
Interest expense	(19,178)	(15,206)	(15,749)	(15,731)	(15,551)
Other income, net(1)	8,418	455	4,785	916	779
Income (loss) from continuing operations before (provision) benefit for income taxes	14,471	969	49,423	(5,222)	38,094
(Provision) benefit for income taxes(2)	(2,083)	(1,492)	(18,994)	8,534	(15,217)
Income (loss) from continuing operations	12,388	(523)	30,429	3,312	22,877
(Loss) income from discontinued operations	—	(43)	1,099	8,932	7,175
Net income (loss)	$12,388	$(566)	$31,528	$12,244	$30,052
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$2.10	$(0.08)	$4.48	$0.49	$3.05

(Loss) income from discontinued operations	$—	$(0.01)	$0.16	$1.32	$0.96

Net income (loss) per common share	$2.10	$(0.08)	$4.65	$1.80	$4.00

Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$2.09	$(0.08)	$4.45	$0.48	$2.99

(Loss) income from discontinued operations	$—	$(0.01)	$0.16	$1.31	$0.94

Net income (loss) per common share	$2.09	$(0.08)	$4.61	$1.79	$3.93

Cash dividends declared and paid	—	—	—	—	—

	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data (at period end):
Total assets(3)	$415,669	$350,796	$360,070	$390,840	$328,792
Total debt (including current portion)	234,000	185,700	170,000	249,155	184,077
Shareholders’ equity	49,986	56,630	75,800	40,140	42,370

(1)	Fiscal year 2011 includes a gain on bargain purchase of a business of $8.3 million and fiscal year 2009 includes a $5.3 million gain on extinguishment of debt, net.

(2)	Benefit for income taxes from continuing operations for the year ended October 31, 2008 includes $7.0 million in benefits arising from previously unrecognized tax benefits resulting from the completion in September 2008 of an IRS examination for fiscal 2005 and 2006.

(3)	In October 2011, we acquired the Webster assets for a purchase price of approximately $25.9 million. The estimated fair value of assets acquired is $51.7 million, with net working capital of approximately $32.0 million. The acquisition was financed through a combination of cash on hand and availability under our credit facility.

In October 2008, we acquired the Atlantis assets for a purchase price of $98.8 million after expenses and the net working capital true-up. The net assets acquired included approximately $54.8 million of net working capital. The acquisition was funded with a $6.1 million deposit previously funded into an escrow account to the sellers, $23.0 million in cash on hand and $70.1 million under our credit facility.

In April 2008, we completed the sale of our subsidiary in the Netherlands, the final component of our former European operations. We received approximately $28.3 million in cash, before expenses, and the buyers also assumed all third party debt and capital lease obligations totaling approximately $12.0 million and all of the unfunded pension obligations totaling approximately $5.6 million. In connection with the sale, we recorded a $10.7 million pre-tax gain on disposition from discontinued operations.

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

Overview

AEP Industries Inc. is a leading manufacturer of plastic packaging films. We manufacture and market an extensive and diverse line of polyethylene and polyvinyl chloride flexible packaging products, with consumer, industrial and agricultural applications. Our plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture, carpeting, furniture and textile industries.

We manufacture plastic films, principally from resins blended with other raw materials, which we either sell or further process by printing, laminating, slitting or converting. Our processing technologies enable us to create a variety of value-added products according to the specifications of our customers. Our manufacturing operations are located in the United States and Canada.

The primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. The prices of these materials are primarily a function of the price of petroleum and natural gas, and therefore typically are volatile. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

Fiscal 2011 Developments

During fiscal 2011, we furthered our strategic plan to create additional long-term value for shareholders by enhancing our position as the preferred supplier of flexible packaging solutions in North America and strengthening our balance sheet. In particular,

•

On October 14, 2011, we completed the acquisition of substantially all of the assets and specified liabilities of Webster, a national manufacturer and distributor of retail and institutional private label food and trash bags, for a purchase price of approximately $25.9 million. The assets include approximately $32.0 million of net current assets, which remains subject to a post-closing true-up and a corresponding purchase price adjustment (up to a maximum of $1.3 million downwards, although no limit upwards). We financed the transaction through a combination of cash on hand and availability under our Credit Facility. The acquisition of Webster provides us entry into a new market with significant cross-selling potential. The acquisition provides us the opportunity to increase market share by providing new and existing customers a broad range of products—a one-stop shop for customers. Further, we believe we will have the opportunity to achieve significant cost savings, realized principally from improved resin purchasing and other synergies throughout the combined organization.

•

In April 2011, we issued $200.0 million aggregate principal amount of 2019 Notes, and we used the proceeds to repurchase our 2013 Notes, as well as pay the tender premium, accrued and unpaid interest, related fees and a portion of borrowings outstanding under our Credit Facility.

•	During fiscal 2011, we repurchased 663,000 shares of our common stock at an aggregate purchase price of $19.4 million.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. The trend of volatile resin price changes continued in fiscal 2011. On a comparative basis, average resin costs during the fiscal year ended October 31, 2011 were 14% higher or $0.09 per pound than the average resin cost during the fiscal year ended October 31, 2010. We believe that resin prices will increase during the beginning of fiscal 2012 due to production issues among the resin suppliers, complicated by fluctuating prices of oil and natural gas and exporting activities. The increases in resin costs magnify the importance of adjusting selling prices on a timely basis. In addition, the industry is currently experiencing shortages of certain raw materials. At this time, we have been able to secure sufficient supply to meet our production needs; however, the shortage has further increased raw material costs. There can be no assurance that we will be able to continue to secure sufficient supply or be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances affecting many of our customers, distributors and suppliers. We have seen positive signs of stabilization in our markets, although the impact of the recent recession continues. Our net sales volume increased 10% in fiscal 2011 compared to the prior period, which is primarily attributable to increased demand from existing customers as well as increased market share due to the continuing consolidation of our marketplace. It is, however, difficult to predict the continuing pace of marketplace consolidation or the impact of current and future economic circumstances on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. Resin prices continue to increase faster than the amounts that have been passed through to our customers. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we have taken appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations—Fiscal 2011 Compared to Fiscal 2010

The following table presents selected financial data for fiscal 2011 and 2010 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Year Ended October 31,				% increase / (decrease) of $	$ increase/ (decrease)
	2011		2010
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$974,792	$1.14	$800,570	$1.03	21.8%	$174,222
Gross profit	128,722	0.15	110,074	0.14	16.9%	18,648
Operating expenses:
Delivery	44,251	0.05	38,359	0.05	15.4%	5,892
Selling	35,371	0.04	35,622	0.04	(0.7)%	(251)
General and administrative	23,853	0.03	20,510	0.03	16.3%	3,343

Total operating expenses	$103,475	$0.12	$94,491	$0.12	9.5%	$8,984

Pounds sold		853,934 lbs.		774,253 lbs.

Net Sales

The increase in net sales for fiscal 2011 was the result of a 10% increase in average selling prices primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $78.4 million, combined with a 10% increase in sales volume positively affecting net sales by $86.0 million. Fiscal 2011 also included a $3.7 million positive impact of foreign exchange relating to our Canadian operations. The Webster acquisition added $6.1 million in Net sales during the last two weeks of fiscal 2011.

Gross Profit

There was a $10.4 million increase in the LIFO reserve (including $5.3 million attributed to Webster) during fiscal 2011 versus a $10.5 million increase in the LIFO reserve during fiscal 2010, representing a decrease of $0.1 million year-over-year. Excluding the impact of the LIFO reserve change during fiscal 2011 and $0.6 million in gross profit added from Webster, gross profit increased $17.9 million primarily due to increased sales volumes, improved plant utilization and includes a $0.7 million positive impact of foreign exchange relating to our Canadian operations.

Operating Expenses

The increase in operating expenses is primarily due to increased volumes sold in fiscal 2011 increasing certain variable operating expenses by $4.6 million, increased provisions of $2.7 million related to employee cash performance incentives, an increase of $0.7 million related to share-based compensation costs associated with our stock options and performance units and $0.7 million of fees paid related to the acquisition of Webster as well as rising fuel costs, partially offset by a decrease of $0.6 million of consulting costs associated with the implementation of our new operating system and the positive impact on operating expenses of cost cutting initiatives implemented in the prior fiscal year. Fiscal 2011 also includes a $0.4 million unfavorable effect of foreign exchange, increasing reported total operating expenses. Webster incurred $0.6 million in operating expenses in fiscal 2011.

Interest Expense

Interest expense for fiscal 2011 increased $4.0 million to $19.2 million as compared to the prior fiscal year. Included in interest expense for fiscal year 2011 are the write-off of unamortized costs of $1.2 million related to the 2013 Notes, the early tender fee paid to the 2013 Note holders of $0.3 million, and

$0.3 million of fees related to the repurchase of the 2013 Notes. Excluding these items, interest expense increased $2.2 million from the same period in the prior fiscal year primarily due to an increase in interest rates (7.875% to 8.25%) and aggregate principal amount (from $160.2 million to $200.0 million) related to the 2019 Notes.

Gain On Bargain Purchase of a Business

Gain on bargain purchase of $8.3 million during the year ended October 31, 2011 resulted from the fair value of the identifiable assets acquired and liabilities assumed in the Webster acquisition exceeding the purchase price.

Other, Net

Other, net for fiscal 2011 amounted to $0.1 million in income, as compared to $0.5 million in income for fiscal 2010. The change between the periods is primarily attributable to net realized and unrealized losses in the current period compared to unrealized gains in the prior year period on foreign currency denominated payables and receivables which resulted from changes in foreign exchange rates, primarily the New Zealand and Canadian dollar.

Income Tax Provision

The provision for income taxes for fiscal 2011 was $2.1 million on income before the provision for income taxes of $14.5 million, which includes the gain on bargain purchase of $8.3 million which is non-taxable. The effective tax rate including the gain on bargain purchase is 14.4 percent. The difference between the effective tax rate and the U.S. statutory tax rate of 35.0 percent primarily relates to the non-taxable gain on the bargain purchase of (-20.1 percent), the differential in the U.S. and Canadian statutory rates (-2.4 percent) and a reduction in the valuation allowance for foreign tax credits (-1.4 percent), which were offset by current periods state income taxes of (+0.6 percent), net changes in deferred state tax rates (+0.7 percent) and foreign taxes paid (+1.1 percent).

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(in thousands)	(in thousands)	(in thousands)
Net income (loss)	$12,388	$(566)	$31,528
(Loss) income from discontinued operations	—	(43)	1,099

Income (loss) from continuing operations	12,388	(523)	30,429
Provision for taxes	2,083	1,492	18,994
Interest expense	19,178	15,206	15,749
Depreciation and amortization expense	21,751	20,895	19,058
Increase (decrease) in LIFO reserve	10,350	10,486	(20,149)
Gain on bargain purchase of a business	(8,313)	—	—
Gain on extinguishment of debt, net	—	—	(5,285)
Other non-operating (income) expense	(105)	(455)	500
Non-cash share-based compensation	1,919	1,202	4,036

Adjusted EBITDA	$59,251	$48,303	$63,332

Fiscal 2010 Compared to Fiscal 2009

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

Operating Expenses

Operating expenses for fiscal 2010 decreased $5.6 million, or 5.6%, from the prior fiscal year to $94.5 million in fiscal 2010. The decrease in operating expenses is primarily due to cost cutting initiatives implemented during fiscal 2009, combined with decreased accruals of $3.3 million related to employee cash performance incentives and a decrease of $2.2 million related to share-based compensation costs associated with our stock options and performance units, partially offset by increased volumes sold in fiscal 2010 increasing selling and delivery expenses by $0.9 million and $0.7 million of consulting costs associated with the implementation of our new operating system. Fiscal 2010 also included $0.9 million unfavorable effect of foreign exchange increasing reported total operating expenses. Fiscal 2009 included approximately $0.8 million related to transitional services associated with the Atlantis acquisition.

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

Other, net

Other, net for fiscal 2010 amounted to $0.5 million in income, as compared to $0.5 million in expense for fiscal 2009. The change between the periods is primarily attributable to unrealized gains in fiscal 2010 compared to unrealized losses in the prior year period on foreign currency denominated payables and receivables which resulted from changes in foreign exchange rates, primarily the Canadian dollar.

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

Despite the challenging financial markets and economic conditions in recent years, we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. In addition to our normal operating activities during fiscal 2011:

•

On October 14, 2011, to enhance our product portfolio and increase cross-selling opportunities, we completed the acquisition of substantially all of the assets and specified liabilities of Webster for a purchase price of $25.9 million. The net assets acquired included approximately $32.0 million of net working capital. The purchase price is subject to a post-closing net working capital true-up adjustment (to a maximum of $1.3 million downwards, although no limit upwards). Based on our preliminary figures of Webster’s working capital at October 14, 2011, we estimate the true-up to be an additional $0.6 million owed by us to Chelsea Industries, Webster’s former parent. We used cash on hand and borrowings under our Credit Facility to finance this transaction.

•

During April 2011, we successfully completed the sale of $200.0 million aggregate principal amount of 2019 Notes through a private offering, the proceeds of which were used to repurchase $160.2 million aggregate principal amount of 2013 Notes, as well as pay the related tender premium, accrued and unpaid interest and related fees, and the pay down of amounts under the Credit Facility. Additionally, we paid approximately $4.8 million of fees related to the issuance of the 2019 Notes.

•

During the fiscal year ended October 31, 2011, we continued our commitment to strategically repurchase equity, with repurchases of 663,000 shares of our common stock, in privately negotiated transactions and in the open market, for $19.4 million.

As of October 31, 2011, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $227.6 million, compared with $184.7 million at the end of fiscal 2010. The increase is primarily due to the transactions discussed above. Availability under our Credit Facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $120.3 million at October 31, 2011. We are currently negotiating an amendment and restatement of our Credit Facility, which, if effected, would included a multi-year extension of the Credit Facility.

Our working capital amounted to $117.2 million at October 31, 2011 compared to $70.5 million at October 31, 2010. Included in the amount at October 31, 2011 is the working capital acquired of Webster, which was $26.7 million. Excluding the working capital attributable to the Webster acquisition of $26.7 million, net of $5.3 million LIFO reserve, working capital at October 31, 2011 would have increased $19.9 million, and is primarily due to our increased investment in inventory. We use the LIFO method for determining the cost of approximately 86% of our total inventories at October 31, 2011. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. Therefore, the effect of using LIFO when inventory costs are increasing is lower inventory values, higher cost of sales and lower taxable income. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $117.5 million (excluding $32.0 million related to Webster) and $92.6 million at October 31, 2011 and 2010, respectively. During the fiscal year ended October 31, 2011, the LIFO reserve increased $10.4 million (including $5.3 million attributed to Webster) to $32.5 million as a result of rising resin costs and increased inventory levels. Despite the negative effects on our results of operations and our financial position (an increase to cost of sales of $10.4 million for the fiscal year ended October 31, 2011 and a reduction of inventory of $32.5 million at October 31, 2011), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities (assuming the refinancing of our Credit Facility, which matures December 2012), will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing of our operations for each of the past three fiscal years:

	For the Years Ended October 31,
	2011	2010	2009
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$23,500	$21,702	$88,052
Investing activities	(40,423)	(15,536)	(21,691)
Financing activities	22,162	(5,932)	(67,011)
Effect of exchange rate changes on cash	157	514	727

Increase in cash and cash equivalents	$5,396	$748	$77

Note: See consolidated statements of cash flows included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.

Operating Activities

Our cash and cash equivalents were $6.4 million at October 31, 2011, as compared to $1.0 million at October 31, 2010. Cash provided by operating activities during the fiscal year ended October 31, 2011 was $23.5 million, which includes net income of $12.4 million adjusted for non-cash items totaling $28.9 million primarily related to depreciation and amortization and change in LIFO reserve, partially offset by the gain on bargain purchase of a business related to the acquisition of Webster. Cash used by operating activities primarily includes a $16.6 million increase in inventories excluding the non-cash effects of LIFO reflecting higher resin costs and our increased investment in inventory in anticipation of rising resin costs, a $4.3 million increase in accounts receivable reflecting higher selling prices and volumes sold, and a $1.3 million decrease in accounts payable as a result of timing of payments. Cash provided by operating activities includes a $4.8 million increase in accrued expenses due primarily to an increase in accrued fiscal 2011 incentive payments to employees.

Investing Activities

Net cash used in investing activities during fiscal 2011 was $40.4 million, resulting from the acquisition of Webster for $25.9 million and capital expenditures during the period of $14.5 million.

Financing Activities

Net cash provided by financing activities during fiscal 2011 was $22.2 million, resulting primarily from $200.0 million of proceeds received related to the issuance of our 2019 Notes and borrowings under our Credit Facility of $8.9 million. This was partially offset by the repurchase of our 2013 Notes for $160.5 million (including the premium payment of $0.3 million), repurchases of our common stock totaling $19.4 million, $4.8 million of fees paid related to the issuance of our 2019 Notes, $1.1 million of capital lease payments and $0.4 million of repayments of our Pennsylvania loans.

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

7.875% Senior Notes—2013

During fiscal 2011, we repurchased our 2013 Notes. We paid approximately $160.5 to repurchase such 2013 Notes, including $0.3 million of cash premium. We also paid $0.3 million of fees related to the tender offer.

Credit Facility

We maintain a credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A, as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility is secured by mortgages and liens on most of our domestic assets and on 66% of our ownership interest in certain foreign subsidiaries. The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. We intend to amend and restate the Credit Facility prior to its maturity, and to maintain the maximum borrowing amount of $150.0 million. We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at October 31, 2011 and October 31, 2010 under the Credit Facility was $115.3 million and $103.5 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at October 31, 2011 and October 31, 2010. Availability under the Canadian credit facility at October 31, 2011 and October 31, 2010 was $5.0 million and $4.9 million, respectively.

Please refer to Note 8 of the consolidated financial statements for further discussion of our debt.

Repurchase Programs

On September 15, 2010, our Board of Directors terminated the then outstanding repurchase program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). On June 16, 2011, our Board of Directors authorized an increase to the September 2010 Stock Repurchase Program, which had approximately $4.5 million available to repurchase, to $20.0 million. As of October 31, 2011, $1.0 million remained available for repurchase under such program. Please refer to Note 10 of the consolidated financial statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of October 31, 2011 are as follows:

	For the Years Ending October 31,
	Borrowings	Interest on Fixed Rate Borrowings	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2012	$145	$16,562	$1,478	$7,643	$25,828
2013(1)	32,799	16,554	1,478	6,314	57,145
2014	89	16,548	1,455	5,497	23,589
2015	87	16,544	578	3,384	20,593
2016	92	16,540	—	2,202	18,834
Thereafter(2)	200,788	41,529	—	3,071	245,388

Total	$234,000	$124,277	$4,989	$28,111	$391,377

(1)	Borrowings include $32.6 million of variable rate borrowings (outstanding borrowings under our Credit Facility) due December 15, 2012. See Note 8 of the consolidated financial statements for further discussion of our debt.

(2)	Borrowings include $200.0 million aggregate principal amount of 2019 Notes. See Note 8 of the consolidated financial statements for further discussion of our debt.

In addition to the amounts reflected in the table above:

We expect to incur approximately $29.5 million of capital expenditures during fiscal 2012, with a focus on upgrading our newly acquired Webster plant in Montgomery, Alabama. We plan to fund these capital expenditures through cash flows from operations.

We expect to contribute approximately $0.5 million during fiscal 2012 to fund the Canadian defined benefit plan and $0.2 million to fund the Webster defined benefit plan. With regards to the US 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), we estimate contributing approximately $2.6 million in cash in February 2012 to our 401(k) and ESOP plan effective for the 2011 ESOP year contributions.

We expect approximately 46,000 performance units to vest during fiscal 2012, provided that each employee continues to be employed by the Company on the respective anniversary dates. Settlement of the units is based on the Company’s stock price on the anniversary date and will be settled at the employees’ option in cash, Company stock, or a combination thereof.

At October 31, 2011, we have approximately $15.0 million of undistributed earnings from our foreign subsidiaries (primarily Canada) which we consider indefinitely reinvested outside the United States. As a result, we have not provided federal income taxes on the unremitted earnings. If these earnings were not reinvested indefinitely, no deferred tax liability would be recorded because of available foreign tax credits, but we would need to pay approximately $750,000 in foreign withholding taxes.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including fair value estimates related to the Webster acquisition and costs associated with the restructuring of the Atlantis plants, pension obligations, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts. Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates of write offs over the last 60 months to the average accounts receivable balances. When it is deemed probable that a customer account is uncollectible, that balance is added to the calculated reserve. Actual results could differ from these estimates under different assumptions and may be affected by changes in general economic conditions.

Inventory Reserves. Management reviews our physical inventories at each business unit to determine the obsolescence of inventory on hand. These deemed obsolescent items are considered scrap. We maintain our United States inventory on the LIFO method of inventory valuation, except for supplies and printed and converted finished goods, including certain of Webster’s products. The LIFO inventory is reviewed quarterly for net realizable value and adjusted accordingly.

Litigation Reserves. Management’s current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and our best estimate of potential loss. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. At October 31, 2011, we were involved in routine litigation in the normal course of our business and based on facts currently available we believe such matters, net of insurance recoveries, will not have a material adverse impact on our results of operations, financial position or liquidity.

Pension Benefit Obligations. We sponsor a defined benefit plan in our Canada operation and assumed a defined benefit plan in our newly acquired Webster operation. Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. We evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $250,000 at October 31, 2011. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $22,000 for fiscal 2011.

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

Share-Based Compensation. Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We use the Black Scholes option pricing model to estimate the fair value of stock options on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. We estimate the expected volatility using the historical stock price volatility of our stock over the estimated term of our stock options. We determine the expected term of our stock options based on historical experiences. In addition, judgment is required in estimating the forfeiture rate on stock awards, such as performance units. We calculate the expected forfeiture rate based on average historical trends sorted by separate employee groups, including executive officers and directors. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date.

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

Also, we perform an annual assessment as to whether or not goodwill is impaired. We performed our annual impairment analysis on September 30 based on a comparison of our market capitalization to our book value at that date. On September 30, 2011, 2010 and 2009, we concluded that there was no impairment because our market capitalization was above book value. On October 31, 2011, our market capitalization was above book value. Our policy is that impairment of goodwill will have occurred if our market capitalization was to remain below book value for a reasonable period of time. If we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. In the second test, the fair value of our company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. We also review our financial position quarterly for other triggering events.

Acquisitions. For any acquisitions consummated after November 1, 2009, the acquisition method of accounting is used for all business combinations (whether full, partial or step acquisition). In applying the acquisition method, the acquirer must determine and recognize the fair value of the acquired assets and liabilities assumed. Any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase and must be recognized in earnings on the acquisition date. Any excess of the acquisition consideration over the fair value of acquired net assets is recognized as goodwill. Any adjustments to the fair values assigned to the assets acquired and the liabilities assumed during the measurement period, which may be up to one year from the acquisition date, has a corresponding offset to the gain on bargain purchase or goodwill. The acquisition costs will be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date.

The acquisition of Webster resulted in a gain on bargain purchase of a business, which is subject to change as we complete our analysis of the fair values of Webster’s assets and specified liabilities and settle any working capital adjustments. Any adjustment will result in a decrease or increase in the gain on bargain purchase.

For all acquisitions consummated prior to November 1, 2009, we allocated at the time of acquisition, the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe is relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Any excess of the fair value of the net tangible and identifiable intangible assets acquired over the purchase price (negative goodwill) is allocated on a pro-rata basis to long-lived assets, including identified intangible assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period which the acquisition is completed. As discussed above, goodwill is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change.

We established reserves for the Atlantis restructuring activities, which included lease costs, severance and facility costs, as part of the acquisition cost. Upon finalization of the restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease to long lived assets.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2011, the carrying value of our total debt was $234 million of which approximately $201.4 was fixed rate debt (2019 Notes and the Pennsylvania Industrial Loans). As of October 31, 2011, the estimated fair value of our 2019 Notes, which had a carrying value of $200.0 million, was approximately $192.6 million. As of October 31, 2011, the carrying value of our Pennsylvania Industrial Loans was $1.4 million which approximates fair value.

Floating rate debt at October 31, 2011 and October 31, 2010 totaled $32.6 million and $23.7 million, respectively. Based on the floating rate debt outstanding during fiscal 2011 (our Credit Facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of approximately $0.4 million.

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

The following financial statements and accompanying schedule and related report of our independent registered public accounting firm are set forth in a separate section of this Form 10-K beginning on page 52 and are hereby incorporated by reference.

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

As of October 31, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2011.

On October 14, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of Webster Industries. Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of October 31, 2011, Webster’s internal control over financial reporting associated with total assets of $51.4 million and total liabilities of $19.9 million included in the consolidated balance sheet at October 31, 2011, and net sales of $6.1 million included in the consolidated statement of operations for the year ended October 31, 2011.

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

The Company acquired substantially all of the assets and assumed certain liabilities of Webster on October 14, 2011. Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of October 31, 2011, Webster’s internal control over financial reporting associated with total assets of $51.4 million and total liabilities of $19.9 million included in the consolidated balance sheet of the Company at October 31, 2011, and net sales of $6.1 million included in the consolidated statement of operations for the year ended October 31, 2011.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2011.

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

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2012 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1—Election of Directors,” “Board Matters—The Board of Directors,” “Board Matters – Committees of the Board,” “Board Matters—Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information-Requirements for Submission of Stockholder Proposals and Nominations for 2013 Annual Meeting.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Compensation Discussion and Analysis,” “Named Executive Officer Compensation Tables,” “Board Matters—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

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

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Certain Relationships and Related Person Transactions” and “Proposal No. 1—Election of Directors—Director Independence.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for business combinations consummated after November 1, 2009 due to the adoption of a new accounting standard.

AEP Industries Inc. acquired substantially all of the assets and assumed certain liabilities of Webster Industries on October 14, 2011 and management excluded from its assessment of the effectiveness of AEP Industries Inc.’s internal control over financial reporting as of October 31, 2011, Webster Industries’ internal control over financial reporting associated with total assets of $51.4 million and total liabilities of $19.9 million included in the consolidated balance sheet of AEP Industries Inc. at October 31, 2011, and net sales of $6.1 million included in the consolidated statement of operations of AEP Industries Inc. for the year ended October 31, 2011. Our audit of internal control over financial reporting of AEP Industries Inc. also excluded an evaluation of the internal control over financial reporting of Webster Industries.

/s/ KPMG LLP
Short Hills, New Jersey
January 17, 2012

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2011 AND 2010

(in thousands, except share amounts)

	October 31, 2011	October 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,445	$1,049
Accounts receivable, less allowance for doubtful accounts of $3,333 and $4,345 in 2011 and 2010, respectively	109,061	86,625
Inventories, net	103,092	72,978
Deferred income taxes	6,750	3,336
Other current assets	3,518	3,450

Total current assets	228,866	167,438

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	169,580	169,343
GOODWILL	6,871	8,135
INTANGIBLE ASSETS, net of accumulated amortization of $988 and $726 in 2011 and 2010, respectively	3,924	2,181
OTHER ASSETS	6,428	3,699

Total assets	$415,669	$350,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$145	$441
Accounts payable	76,881	72,564
Accrued expenses	34,620	23,886

Total current liabilities	111,646	96,891
LONG-TERM DEBT	233,855	185,259
DEFERRED INCOME TAXES	12,863	4,836
OTHER LONG-TERM LIABILITIES	7,319	7,180

Total liabilities	365,683	294,166

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,096,118 and 11,086,485 shares issued in 2011 and 2010, respectively	111	111
Additional paid-in capital	109,519	109,047
Treasury stock at cost, 5,605,783 and 4,942,783 shares in 2011 and 2010, respectively	(169,826)	(150,424)
Retained earnings	108,164	95,776
Accumulated other comprehensive income	2,018	2,120

Total shareholders’ equity	49,986	56,630

Total liabilities and shareholders’ equity	$415,669	$350,796

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2011, 2010 AND 2009

(in thousands, except per share data)

	2011	2010	2009
NET SALES	$974,792	$800,570	$744,819
COST OF SALES	846,070	690,496	584,383

Gross profit	128,722	110,074	160,436
OPERATING EXPENSES:
Delivery	44,251	38,359	37,690
Selling	35,371	35,622	38,675
General and administrative	23,853	20,510	23,691

Total operating expenses	103,475	94,491	100,056
OTHER OPERATING INCOME (EXPENSE):
(Loss) gain on sales of property, plant and equipment, net	(16)	137	7

Operating income	25,231	15,720	60,387
OTHER INCOME (EXPENSE):
Interest expense	(19,178)	(15,206)	(15,749)
Gain on extinguishment of debt, net	—	—	5,285
Gain on bargain purchase of a business	8,313	—	—
Other, net	105	455	(500)

Income from continuing operations before provision for income taxes	14,471	969	49,423
PROVISION FOR INCOME TAXES	(2,083)	(1,492)	(18,994)

Income (loss) from continuing operations	12,388	(523)	30,429
DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	—	(43)	85
Benefit for income taxes	—	—	1,014

(Loss) income from discontinued operations	—	(43)	1,099

Net income (loss)	$12,388	$(566)	$31,528

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$2.10	$(0.08)	$4.48

(Loss) income from discontinued operations	$—	$(0.01)	$0.16

Net income (loss) per common share	$2.10	$(0.08)	$4.65

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$2.09	$(0.08)	$4.45

(Loss) income from discontinued operations	$—	$(0.01)	$0.16

Net income (loss) per common share	$2.09	$(0.08)	$4.61

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED OCTOBER 31, 2011, 2010 AND 2009

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Comprehensive Income
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2008	10,910	$109	4,160	$(129,682)	$105,808	$(909)	$64,814
Issuance of common stock pursuant to stock purchase plan	40	1			596
Issuance of common stock upon exercise of stock options	61				532
Issuance of common stock upon settlement of performance units	1				16
Share-based compensation					557
Net income							31,528	$31,528
Translation adjustments						2,578		2,578
Change in deferred prior service cost and actuarial losses, net of tax						(208)		(208)
Amortization of prior service cost, net of tax						60		60

Comprehensive income								$33,958

BALANCES AT OCTOBER 31, 2009	11,012	$110	4,160	$(129,682)	$107,509	$1,521	$96,342
Issuance of common stock pursuant to stock purchase plan	32				696
Issuance of common stock upon exercise of stock options	34	1			185
Issuance of common stock upon settlement of performance units	8				215
Share-based compensation					442
Buyback of common stock			783	(20,742)
Net loss							(566)	(566)
Translation adjustments						841		841
Change in deferred prior service cost and actuarial losses, net of tax						(326)		(326)
Amortization of prior service cost, net of tax						84		84

Comprehensive income								$33

BALANCES AT OCTOBER 31, 2010	11,086	$111	4,943	$(150,424)	$109,047	$2,120	$95,776
Issuance of common stock upon exercise of stock options	6				62
Issuance of common stock upon settlement of performance units	4				97
Share-based compensation					313
Buyback of common stock			663	(19,402)
Net income							12,388	12,388
Translation adjustments						313		313
Change in deferred prior service cost and actuarial losses, net of tax						(523)		(523)
Amortization of prior service cost, net of tax						108		108

Comprehensive income								$12,286

BALANCES AT OCTOBER 31, 2011	11,096	$111	5,606	$(169,826)	$109,519	$2,018	$108,164

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2011, 2010 AND 2009

(in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,388	$(566)	$31,528
(Loss) income from discontinued operations	—	(43)	1,099

Income (loss) from continuing operations	12,388	(523)	30,429
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	21,751	20,895	19,058
Gain on bargain purchase of a business	(8,313)	—	—
Gain on extinguishment of debt, net	—	—	(5,285)
Change in LIFO reserve	10,350	10,486	(20,149)
Amortization of debt fees	1,072	1,099	1,101
Write-off of 2013 senior notes issuance costs	1,239	—	—
Premium on purchase of 2013 senior notes	334	—	—
Provision for losses on accounts receivable and inventories	63	335	1,131
Provision for deferred income taxes	546	11	17,036
Share-based compensation expense	1,919	1,202	4,036
Other	(42)	(52)	306
Changes in operating assets and liabilities, net of effects of Webster acquisition in fiscal 2011:
(Increase) decrease in accounts receivable	(4,322)	(10,735)	25,504
(Increase) decrease in inventories	(16,615)	(10,155)	25,252
Decrease in other current assets	606	439	8,769
(Increase) decrease in other assets	(154)	22	(1,192)
(Decrease) increase in accounts payable	(1,272)	16,998	(19,622)
Increase (decrease) in accrued expenses	4,771	(7,622)	1,785
Estimated accrued working capital true up due related to Webster acquisition	(612)	—	—
Decrease in other long-term liabilities	(209)	(698)	(107)

Net cash provided by operating activities	23,500	21,702	88,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Webster	(25,948)	—	—
Capital expenditures	(14,499)	(15,904)	(23,846)
Net working capital true-up related to Atlantis acquisition	—	—	1,975
Net proceeds from dispositions of property, plant and equipment	24	368	180

Net cash used in investing activities	(40,423)	(15,536)	(21,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 8.25% 2019 senior notes	200,000	—	—
Fees paid and capitalized related to issuance of 2019 senior notes	(4,846)	—	—
Repurchase of 7.875% 2013 senior notes	(160,494)	—	(9,320)
Net borrowings (repayments) of Credit Facility	8,901	16,231	(62,486)
Proceeds from sale leaseback transactions	—	—	6,638
Repayments of Pennsylvania Industrial Loans	(441)	(531)	(507)
Net repayments of current foreign debt	—	—	(1,376)
Principal payments on capital lease obligations	(1,122)	(1,041)	(621)
Buyback of common stock	(19,402)	(20,742)	—
Proceeds from issuance of common stock	—	696	597
Proceeds from exercise of stock options	62	186	532
Other	(496)	(731)	(468)

Net cash provided by (used in) financing activities	22,162	(5,932)	(67,011)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	157	514	727

Net increase in cash	5,396	748	77
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,049	301	224

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,445	$1,049	$301

SUPPLEMENTAL CASH FLOW INFORMATION:
Reclassification from intangibles to property, plant and equipment upon exercise of option to purchase land and building	$—	$—	$1,105

Equipment financed through capital lease obligation	$254	$—	$407

Equipment financed through buyout of operating lease deposit	$—	$—	$156

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business

AEP Industries Inc. (the “Company”) is a manufacturer of plastic packaging films in North America. The Company manufactures and markets a wide range of polyethylene and polyvinyl chloride flexible packaging products, with consumer, industrial and agricultural applications. The plastic packaging films are primarily used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries.

On October 14, 2011, the Company completed the acquisition of substantially all of the assets and specified liabilities of Webster Industries Inc. (“Webster”), a national manufacturer and distributor of retail and institutional private label food and trash bags, in a cash transaction valued at approximately $25.9 million at closing, subject to a post-closing working capital adjustment.

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

The Company’s significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including fair value estimates related to the Webster acquisition and costs associated with the restructuring of the Atlantis plants, pension obligations, litigation and contingency accruals, income taxes, including valuation of deferred income taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation and impairment of long-lived assets and intangibles, including goodwill.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

Property, Plant and Equipment:

Property, plant and equipment are stated at cost and at fair value for acquisition. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The cost of property, plant and equipment and the related accumulated depreciation and amortization are removed from the accounts upon the retirement or disposal of such assets and the resulting gain or loss is recognized at the time of disposition. Maintenance and repairs that do not improve efficiency or extend economic life are charged to expense as incurred.

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

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs were approximately $2.1 million, $1.8 million and $1.8 million during fiscal 2011, 2010 and 2009, respectively.

Acquisitions:

A new accounting standard on accounting for business combinations applies to business acquisitions the Company consummates after November 1, 2009. The new standard, which was applied to the Webster acquisition, retains the requirements that the acquisition method of accounting be used for all business combinations (whether full, partial or step acquisition) and for an acquirer to be identified for each business combination. In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. Any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase and must be recognized in earnings on the acquisition date. Any excess of the acquisition consideration over the fair value of acquired net assets is recognized as goodwill. Any adjustments to the fair values assigned to the assets acquired and the liabilities assumed during the measurement period, which may be up to one year from the acquisition date, has a corresponding offset to the gain on bargain purchase or goodwill. The acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date.

For all acquisitions consummated prior to November 1, 2009, the Company allocated at the time of acquisition, the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts, adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Any excess of the fair value of the net tangible and identifiable intangible assets acquired over the purchase price (negative goodwill) is allocated on a pro-rata basis to long-lived assets, including identified intangible assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

period in which the acquisition is completed. Recorded goodwill is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change.

Share-Based Compensation:

The Company recognizes in the financial statements all costs resulting from share-based payment transactions at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered is recognized in the consolidated statements of operations over the remaining service period based on the award’s original estimate of fair value.

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

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2011, 2010 and 2009, the Company concluded that there was no impairment because the Company’s market capitalization was above book value. On October 31, 2011 and 2010, the Company’s market capitalization was above book value. The Company’s policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a reasonable period of time. If the Company determines an impairment has occurred, it will perform a second test to determine the amount of the impairment loss. In the second test, the fair value of the Company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

Fair Value of Financial Instruments:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the consolidated financial statements equal or approximate their fair values because of the short-term maturity of those instruments. The fair value of the Company’s debt is discussed in Note 8.

Concentration of Risk:

The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains appropriate allowances for anticipated losses. No single customer accounted for more than 10% of net sales during any of the years in the three year period ended October 31, 2011. No single customer accounted for more than 10% of the Company’s account receivable balance at October 31, 2011 and 2010.

The Company purchases its resin from three principal suppliers that provided the Company with approximately 32%, 25% and 18%, respectively, of the Company’s fiscal 2011 resin supply, approximately 30%, 28% and 21%, respectively, of the Company’s fiscal 2010 resin supply and approximately 36%, 24% and 19%, respectively of the Company’s fiscal 2009 resin supply.

The Company has four collective bargaining agreements representing approximately 28% of its workforce.

Earnings Per Share (EPS):

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Year Ended October 31,
	2011	2010	2009
Weighted average common shares outstanding:
Basic	5,897,037	6,685,639	6,787,186
Effect of dilutive securities:
Options to purchase shares of common stock	38,685	—	47,877

Diluted	5,935,722	6,685,639	6,835,063

For the years ended October 31, 2011, 2010 and 2009 the Company had 129,180, 98,180 and 27,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods and were excluded from the computation of diluted EPS as their exercise price was

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

higher than the Company’s average stock price during those periods. For the year ended October 31, 2010, the Company had 42,575 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes the adoption of this guidance will not have an impact on its financial statements.

In June 2011, the FASB issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance eliminates the option to report components of other comprehensive income as part of the statement of equity. The guidance is effective for the Company’s second quarter ending April 30, 2012. The Company believes the adoption will impact only the presentation of the financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(3)	Acquisitions

Webster Industries

On October 14, 2011, the Company completed the acquisition of substantially all of the assets and specified liabilities of Webster, a national manufacturer and distributor of retail and institutional private label food and trash bags, for a purchase price of approximately $25.9 million. The assets include approximately $32.0 million of net current assets, including a preliminary estimate of fair value, which remains subject to a post-closing true-up and a corresponding purchase price adjustment (up to a maximum of $1.3 million downwards, although no limit upwards). 5% of the purchase price is being held in escrow until the final net current asset adjustment is determined. An additional 17.5% of the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Acquisitions (Continued)

purchase price is being held in escrow regarding indemnification obligations, with specified amounts released after approximately 18 months and three years after closing, with remaining amounts generally released four years after closing. The Company financed the transaction through a combination of cash on hand and availability under its Credit Facility.

The purchase of Webster provides the Company entry into a new market with significant cross-selling potential. The acquisition resulted in a gain on bargain purchase as the seller was motivated to sell the assets of Webster since they were no longer a core part of the seller’s business. The Company believes it will have the opportunity to achieve significant cost savings, realized principally from improved resin purchasing and other synergies throughout the combined organization.

The acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is still preliminary due to the short duration since the acquisition date and will be finalized upon completion of the analysis of the fair values of Webster’s assets and specified liabilities and settlement of the working capital adjustments. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$18,030
Inventories	23,799
Other current assets	700
Property, plant and equipment	7,144
Intangible assets	2,005

Total identifiable assets acquired	51,678

Accounts payable	5,494
Accrued expenses	5,015
Pension liabilities	893
Deferred income tax liability	5,403

Total liabilities assumed	16,805

Net identifiable assets acquired	34,873
Estimated purchase price	26,560

Gain on bargain purchase	$8,313

Based on preliminary figures of Webster’s working capital at October 14, 2011, the Company estimates the true-up to be an additional $0.6 million owed by the Company to Chelsea Industries, Webster’s former parent, which has been included in the estimated purchase price in the table above.

The Company recognized approximately $700,000 of acquisition-related costs. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the fiscal year ended October 31, 2011. The Company expects to incur additional acquisition-related costs in fiscal 2012.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Acquisitions (Continued)

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of Webster, the Company reassessed its assumptions and measurement of identifiable assets acquired and specified liabilities assumed and concluded that the preliminary valuation procedures and resulting measures were appropriate. As a result, the Company has determined that the estimated fair values of assets acquired and liabilities assumed exceeded the purchase price, including the estimated true-up amount of $0.6 million, by approximately $8.3 million, which was recorded as a gain on bargain purchase in its consolidated statement of operations for the year ended October 31, 2011. The gain on bargain purchase is subject to change as the Company completes its analysis of the fair values of Webster’s assets and specified liabilities and settles any working capital adjustments.

Since the acquisition date of October 14, 2011, Webster contributed net sales of $6.1 million and income before provision for income taxes of $30,000, excluding the gain on bargain purchase of $8.3 million, in the consolidated statement of operations for the fiscal year ended October 31, 2011.

The following unaudited pro forma information summarizes the results of operations for the fiscal years ended October 31, 2011 and 2010, as if the Webster acquisition had been completed as of November 1, 2009. The pro forma information below gives effect to actual operating results prior to the acquisition. Adjustments for additional interest expense related to the borrowings made under the Credit Facility to finance the acquisition and acquisition-related fees, depreciation expense based on the preliminary assessment of fair value of the newly acquired property, plant and equipment using the Company’s depreciation policy, amortization expense related to preliminary identifiable intangible assets using the straight-line method over a weighted average life of 12 years, the increase in the LIFO reserve related to the Webster inventory added to the Company’s LIFO layers and the application of the Company’s effective tax rate on Webster pre tax earnings are reflected in the pro forma information. Also included in the pro forma net income for the fiscal year ended October 31, 2010 is the gain on bargain purchase of $8.3 million, based on the estimated fair values of assets acquired and liabilities assumed at October 14, 2011. The gain on bargain purchase of $8.3 million is not included in the pro forma net income for the fiscal year ended October 31, 2011. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of November 1, 2009 or that may be obtained in the future.

	For the Year Ended October 31,
	2011	2010
	unaudited (in thousands)
Net Sales	$1,104,696	$937,714
Operating Income	27,158	4,343
Net Income	4,833	221

Atlantis Plastic Films

On October 30, 2008, the Company completed the acquisition of substantially all of the assets of the stretch films, custom films and institutional products divisions of Atlantis Plastics, Inc. and certain of its subsidiaries (“Atlantis”) for an adjusted purchase price of $98.8 million after expenses and the net working capital true-up. The purchase price was allocated to the specific tangible and intangible assets acquired and liabilities assumed, including the restructuring of the Atlantis plants, based upon the relative fair value, after allocating the negative goodwill resulting from the transaction to property, plant and equipment and intangible assets.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Acquisitions (Continued)

Concurrent with the closing of the Atlantis acquisition, the Company’s Board of Directors (the “Board”) approved a plan to realign and reorganize the Atlantis businesses. Management finalized its reorganization plan in October 2009. The Company commenced the shutdowns of the acquired Fontana, California plant in November 2008, and the acquired Cartersville, Georgia plant in October 2009. Costs of approximately $5.9 million associated with shutting down these plants were recorded as an adjustment to the allocation of the purchase price. Costs associated with this restructuring include additional severance costs, lease costs, costs to be incurred as a result of the contractual obligation to put the facilities back to their original condition, equipment dismantling costs and operating costs of the facilities from November 1, 2009 until lease expiration, including estimated costs for security service, minimal utilities and property taxes. The Company completed its restructuring activities related to the Fontana facility in December 2010 and expects to complete such activities in the Cartersville facility by July 2015 (commensurate with the expiration of the Fontana and Cartersville leases, respectively). The Company has entered into a sublease for the Cartersville property aggregating approximately $0.4 million in sublease income for the period January 2011 to July 2015 and as such, the estimated future costs associated with this facility have been reduced. Due to this sublease arrangement and the settlement of certain obligations for less than expected, $2.2 million of the $5.9 million restructuring reserve was reversed in the fourth quarter of 2010 with a corresponding $2.1 million decrease in property, plant and equipment and a $0.1 million decrease in intangible assets.

The roll forward of the restructuring reserve, included in accrued expenses ($0.2 million and $0.4 million at October 31, 2011 and 2010, respectively) and other long-term liabilities ($0.6 million and $0.8 million at October 31, 2011 and 2010, respectively) in the consolidated balance sheets, is as follows:

	Severance	Facility Closure Costs	Lease Costs	Operating Costs	Total
	(in thousands)
Balance at October 31, 2008	$50	$—	$—	$—	$50
Additional restructuring costs during the remainder of fiscal 2009	210	2,350	2,280	1,010	5,850
Payments during fiscal 2009	(173)	—	—	—	(173)

Balance at October 31, 2009	87	2,350	2,280	1,010	5,727
Payments during fiscal 2010	(81)	(960)	(821)	(453)	(2,315)
Adjustment to reserve	—	(1,313)	(444)	(443)	(2,200)

Balance at October 31, 2010	6	77	1,015	114	1,212
Payments during fiscal 2011	—	(40)	(338)	(26)	(404)

Balance at October 31, 2011	$6	$37	$677	$88	$808

(4)	Inventories

Inventories, stated at the lower of cost (last-in, first-out method (“LIFO”) for the U.S. operations, and the first-in, first-out method (“FIFO”) for the Canadian operation and for U.S. supplies and printed and converted and certain Webster finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates. The Company establishes a reserve in those situations in which cost exceeds market value.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Inventories (Continued)

Inventories are comprised of the following:

	October 31,
	2011	2010
	(in thousands)
Raw materials	$41,858	$27,600
Finished goods	56,059	41,892
Supplies	5,264	3,596

	103,181	73,088
Less: Inventory reserves	89	110

Inventories, net	$103,092	$72,978

Included in the increase in inventory is the acquisition of Webster, which accounted for $18.5 million, net of $5.3 million LIFO reserve.

The LIFO method was used for determining the cost of approximately 86% and 85% of total inventories at October 31, 2011 and 2010, respectively. Inventories would have increased by $32.5 million and $22.1 million at October 31, 2011 and 2010, respectively, if the FIFO method had been used exclusively. During fiscal 2011, 2010 and 2009, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $0, $1.8 million and $0.1 million, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Property, Plant and Equipment

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2011	2010	Estimated Useful Lives
	(in thousands)
Land	$10,135	$9,528
Buildings	87,175	80,948	15 to 31.5 years
Machinery and equipment	348,165	332,221	5 to 9 years
Furniture and fixtures	18,196	14,593	3 to 9 years
Leasehold improvements	2,752	2,745	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	357	356	3 years
Construction in progress	5,022	10,244

	471,802	450,635
Less: Accumulated depreciation and amortization	302,222	281,292

Property, plant and equipment, net	$169,580	$169,343

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Property, Plant and Equipment (Continued)

The acquisition of Webster accounted for $7.1 million of the increase in property, plant and equipment during fiscal 2011 based on preliminary valuations.

Maintenance and repairs expense was approximately $10.5 million, $9.9 million, and $9.5 million for the years ended October 31, 2011, 2010 and 2009, respectively.

(6)	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the years ended October 31, 2011 and 2010 are as follows:

(in thousands)
Goodwill at October 31, 2009	$9,514
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,379)

Goodwill at October 31, 2010	8,135
Realization of deferred tax assets related to Borden Global Packaging acquisition	(1,264)

Goodwill at October 31, 2011	$6,871

Changes in the carrying amount of intangible assets during the years ended October 31, 2011, 2010 and 2009 are as follows:

	Customer List (Mercury)	Tradenames	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2008	$195	$931	$894	$1,333	$3,353
Exercise of option to purchase property	—	—	(1,105)	—	(1,105)
Amortization	(59)	(85)	(21)	(110)	(275)
Final reallocation of negative goodwill	—	123	229	277	629

Balance at October 31, 2009	136	969	(3)	1,500	2,602
Amortization	(58)	(91)	(28)	(119)	(296)
Adjustment to purchase price allocation	—	(50)	2	(77)	(125)

Balance at October 31, 2010	78	828	(29)	1,304	2,181
Amortization	(58)	(92)	6	(118)	(262)
Webster acquisition (see Note 3)	—	225	—	1,780	2,005

Balance at October 31, 2011	$20	$961	$(23)	$2,966	$3,924

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Goodwill and Intangible Assets (Continued)

Weighted average amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names	9
Customer relationships	14
Leasehold Interest	3

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending October 31,	(in thousands)
2012	$387
2013	368
2014	368
2015	369
2016	374
Thereafter	2,058

Total estimated future amortization expense	$3,924

(7)	Accrued Expenses

At October 31, 2011 and 2010, accrued expenses consist of the following:

	October 31,
	2011	2010
	(in thousands)
Payroll and employee related	$13,042	$7,675
Customer rebates	9,847	6,076
Interest	782	1,656
Taxes (other than income)	2,523	2,255
Accrual for performance units	1,135	1,409
Accrued professional fees	1,227	1,100
Current portion of capital lease	1,247	1,101
Reserve for Atlantis restructuring (see Note 3)	189	425
Other	4,628	2,189

Accrued expenses	$34,620	$23,886

The acquisition of Webster accounted for $5.0 million of the increase in accrued expenses during fiscal 2011.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt

A summary of the components of debt is as follows:

	October 31, 2011	October 31, 2010
	(in thousands)
Credit facility(a)	$32,646	$23,745
7.875% senior notes due 2013(b)	—	160,160
8.25% senior notes due 2019(c)	200,000	—
Pennsylvania Industrial Loans(d)	1,354	1,795
Foreign bank borrowings(e)	—	—

Total debt	234,000	185,700
Less: current portion	145	441

Long-term debt	$233,855	$185,259

(a) Credit facility

The Company maintains a secured credit facility with Wells Fargo Bank N.A., successor to Wachovia Bank N.A., as initial lender thereunder and as agent for the lenders thereunder, which was last amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. The Company is currently negotiating an amendment and restatement of the Credit Facility, which, if effected, would include a multi-year extension of the Credit Facility.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $34.9 million and $34.2 million, with a weighted average interest rate of 2.9% and 3.1%, during fiscal 2011 and 2010, respectively. Under the Credit Facility, interest rates are based upon Excess Availability (as defined) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.50%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

Borrowings and letters of credit available under the Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of inventory, equipment and real property, to amount limitations. The sum of the eligible assets at October 31, 2011 and 2010 supported a borrowing base of $148.4 million and $128.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $0.5 million and $0.8 million at October 31, 2011 and 2010, respectively. Availability at October 31, 2011 and 2010 under the Credit Facility was $115.3 million and $103.5 million, respectively. The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

mergers and consolidations, and the making of investments and restricted payments, including the payment of cash dividends. The key financial covenants are applicable only if the Excess Availability is below a specified amount. In particular, if at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined therein) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. In addition, if Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $74.1 million to $149.5 million during fiscal 2011 and $70.2 million to $126.3 million during fiscal 2010.

The Company has an unused line fee related to the Credit Facility. During each of the fiscal years 2011, 2010 and 2009, the Company paid unused line fees of approximately $0.3 million which are included in general and administrative expenses in the consolidated statements of operations.

The Company paid and capitalized $1.6 million of fees related to the Credit Facility. These fees are being amortized on a straight line basis over 50 months, the term of the Credit Facility.

The Company was in compliance with the financial and other covenants at October 31, 2011 and October 31, 2010.

(b) 7.875% Senior Notes due 2013

On April 18, 2011, the Company completed the early settlement of a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation,” and together with the Tender Offer, the “Offer”) with respect to $133.7 million aggregate principal amount of 7.875% Senior Notes due 2013 (the “2013 Notes”), which represented approximately 83.49% of the outstanding aggregate principal amount of the 2013 Notes. Under the Offer, the Company accepted all 2013 Notes in the early settlement that were validly tendered and not withdrawn for payment. Holders of such 2013 Notes received $1,002.50 per $1,000 principal amount of the 2013 Notes (which included the early tender payment of $10.00 per $1,000 principal amount of the Notes), plus accrued and unpaid interest. Accordingly, the Company paid $133.7 million to the 2013 Note holders plus a $0.3 million cash premium. Additionally, $1.0 million of accrued interest was paid to the 2013 Note holders.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

In connection with the early settlement of the 2013 Notes, the Company recorded a $1.8 million charge to interest expense in the consolidated statement of operations for the fiscal year ended October 31, 2011. The charge included a $0.3 million cash premium paid to settle the 2013 Notes, as discussed above, $0.3 million of fees paid related to the tender offer, and a write-off of $1.2 million of the unamortized portion of debt issuance costs associated with the original issuance.

(c) 8.25% Senior Notes due 2019

On April 18, 2011, the Company completed the sale of $200 million aggregate principal amount of 8.25% Senior Notes due 2019 (the “2019 Notes”) through a private offering.

The 2019 Notes mature on April 15, 2019, and the indenture governing the 2019 Notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at October 31, 2011.

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

The 2019 Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2014 and prior to maturity at certain fixed redemption prices plus accrued and unpaid interest. The 2019 Notes may be redeemed, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount of the 2019 Notes plus a make-whole premium, as defined, together with accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 2019 Notes prior to April 15, 2014, using net proceeds from certain equity offerings.

Interest is paid semi-annually on April 15 and October 15 of each year beginning on October 15, 2011.

Approximately $4.8 million of fees were capitalized related to the issuance of the 2019 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2019 Notes. During fiscal 2011, $0.3 million was amortized into interest expense related to the 2019 Notes.

(d) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. The following are outstanding at October 31, 2011 and 2010:

A $0.3 million five year fixed rate 5.0% loan, due on November 1, 2013, of which $0.1 million and $0.2 million was outstanding at October 31, 2011 and 2010, respectively;

A $1.4 million fifteen year fixed rate 4.75% loan, due November 1, 2023, of which $1.2 million and $1.3 million was outstanding at October 31, 2011 and 2010, respectively;

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

A $2.0 million fifteen year fixed rate 2.0% loan, ended on July 1, 2011, of which zero and $0.1 million was outstanding at October 31, 2011 and 2010, respectively; and

A $3.3 million fifteen year fixed rate 2.0% loan, ended on July 1, 2011, of which zero and $0.2 million was outstanding at October 31, 2011 and 2010, respectively.

These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $11.9 million and $12.4 million at October 31, 2011 and 2010, respectively.

(e) Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at October 31, 2011 and 2010. Availability under the Canadian credit facility at October 31, 2011 and October 31, 2010 was $5.0 million and $4.9 million, respectively.

Payments required on all debt outstanding during each of the next five fiscal years are as follows:

(in thousands)
2012	$145
2013	32,799
2014	89
2015	87
2016	92
Thereafter	200,788

$234,000

Cash paid for interest during fiscal 2011, 2010 and 2009 was approximately $16.9 million, $13.7 million and $14.6 million, respectively.

Fair Value Measurements

The fair values of the 2013 Notes and 2019 Notes are based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans approximates its fair value based on observable inputs (Level 2). The carrying value and fair value of the Company’s fixed rate debt at October 31, 2011 and 2010 are as follows:

	October 31, 2011		October 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2013 Notes	$—	$—	$160,160	$161,922
2019 Notes	200,000	192,626	—	—
Pennsylvania Industrial Loans	1,354	1,354	1,795	1,795

Total	$201,354	$193,980	$161,955	$163,717

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan

The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its Canadian subsidiary. Total expense for these plans for 2011, 2010 and 2009 was $3.1 million, $3.2 million and $2.6 million, respectively.

In addition, in connection with the acquisition of Webster, the Company assumed the Webster, Alabama Hourly Employees’ Pension Plan, a defined benefit plan and the Webster Union 401(k) Savings Plan covering hourly employees at the Montgomery, Alabama plant.

401(k) Savings and Employee Stock Ownership Plan

Employees of the Company in the United States (with the exception of those employees covered by a collective bargaining agreement at its California facility and those employees covered under the Webster Union 401(k) Plan) may participate in a 401(k) Savings and Employee Stock Ownership Plan (the “Plan”). Effective for the fiscal 2006 plan year and thereafter, the Company has and will contribute cash to the Plan. Prior to this, the Company contributed common stock held in treasury.

The Company makes contributions to the Plan, for eligible employees who have completed one year of service, equal to 1% of a participant’s compensation, as defined, for the Plan year and matches 100% of the first 3% and 50% of the following 2% of each participant’s 401(k) contribution with a maximum of 5% of the participant’s annual compensation. In fiscal 2011, 2010 and 2009, the Company contributed $2.6 million, $2.7 million and $2.2 million in cash to the Plan in fulfillment of the 2010, 2009 and 2008 contribution requirement, respectively.

Effective January 1, 2007, the Plan was amended to permit participants 55 and over with three or more years of service to diversify up to 100 percent of the Company’s contributions previously allocated to the Company’s stock to a variety of funds. Participants under the age of 55 with three or more years of service were permitted to diversify 33%, 66% and 100% during the plan years (January to December) ended 2007, 2008 and 2009 and any year thereafter, respectively. The diversification remains subject to the otherwise applicable securities law restrictions on making investments changes regarding the Company’s stock.

At October 31, 2011, there were 271,278 shares of the Company’s common stock held by the Plan, representing approximately 5% of the total number of shares outstanding. Shares of the Company’s common stock credited to each member’s account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are not voted.

The Company will continue to maintain the Webster Union 401(k) Savings Plan. This plan is a noncontributory plan covering substantially all eligible Webster union employees.

Defined Contribution Plan

The Company sponsors a defined contribution plan in Canada. The plan covers full time employees and provides for a base employer contribution of 4.5% of salary plus an additional matching contribution of 50% of employee contributions up to 5% (for a maximum employer contribution of 7% of salary). The Company’s contributions related to this plan for each of the fiscal years ending 2011, 2010 and 2009 totaled approximately $0.2 million.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

Defined Benefit Plans

The Company has a defined benefit plan in Canada and assumed a defined benefit plan of Webster as a result of its acquisition on October 14, 2011. Benefits under these plans are based on specified amounts per year of credited service. The Company funds these plans in accordance with the funding requirements of local law and regulations.

The components of the net periodic pension costs for the Canadian defined benefit plan are as follows:

	For the Year Ended October 31,
	2011	2010	2009
	(in thousands)
Service cost	$148	$123	$101
Interest cost	250	229	192
Expected return on assets	(253)	(203)	(168)
Amortization of net actuarial loss (gain)	33	16	5
Amortization of prior service cost	119	98	87

Net periodic pension cost	$297	$263	$217

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2012, including the portion attributable to Webster, are:

(in thousands)
Amortization of prior service cost	$129
Amortization of net actuarial gain	97

Total	$226

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets for the Canadian defined benefit plan and the acquired Webster defined benefit plan is shown below (based on an October 31 measurement date):

	October 31,
	2011	2010
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$4,191	$3,321
Service cost	148	123
Interest cost	250	229
Benefit and expense payments	(97)	(78)
Settlements	—	—
Plan amendments	326	—
Actuarial (gains) losses	(36)	372
Webster acquisition	1,958	—
Foreign currency exchange rate impact	69	224

Pension benefit obligation at end of year	6,809	4,191
Change in plan assets:
Fair value of plan assets at beginning of year	4,064	3,191
Company contributions	504	428
Benefit and expense payments	(97)	(78)
Actual return on plan assets	(113)	306
Webster acquisition	1,065	—
Foreign currency exchange rate impact	71	217

Fair value of plan assets at end of year	5,494	4,064

Funded status	(1,315)	(127)

Funded status—Canada	(422)	(127)

Funded status—Webster	(893)	—

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	(1,315)	(127)
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	(1,068)	(848)
Net actuarial loss	(1,116)	(809)
Tax effect	555	443

Net amount recognized, after tax	$(1,629)	$(1,214)

Accumulated benefit obligation	$6,809	$4,191

The components of the $0.5 million increase in the amounts recognized (pre-tax) in accumulated other comprehensive income (loss) during 2011 consisted of $0.3 million of prior service costs arising during the year, $0.3 million of current year’s actuarial loss, and $(0.1) million of amortization of prior service cost and net actuarial losses.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

Investment Policy:

It is the objective of the plan sponsors to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2011 and 2010 and the target allocation of pension plan assets for fiscal 2012:

	October 31,		Target Allocation
	2011	2010
Equity securities	59%	61%	57%
Debt securities	36%	35%	39%
Other	5%	4%	4%

Total	100%	100%	100%

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (October 31) were as follows:

	October 31,
	2011	2010	2009
Discount rate	5%	6%	7%
Salary progression rate	0%	0%	0%

The discount rates used for the defined benefit plans in Canada and for Webster are based on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations.

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	October 31,
	2011	2010	2009
Discount rate	6%	7%	7%
Salary progression rate	0%	0%	0%
Expected long-term rate of return on plan assets	6%	6%	6%

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out of the Canada and Webster plans for the fiscal years indicated. The expected benefit payments are based on the same assumptions

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

used to measure the Company’s benefit obligation at October 31, 2011 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during fiscal 2012. Payments from the pension plan are made from the plan assets.

(in thousands)
2012	$159
2013	182
2014	224
2015	269
2016	292
2017-2021, in the aggregate	2,198

During fiscal 2012, the Company expects to contribute approximately $0.5 million to its Canada defined benefit plan and $0.2 million to the Webster defined benefit plan.

The fair values by category of inputs as of October 31, 2011 were as follows:

	Fair Value as of October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$592	$29	$563	$—
Equity securities	3,160	536	2,624	—
U.S. Government securities	163	163	—	—
Fixed income/debt securities	1,535	337	1,198	—
Other	44	—	44	—

Total	$5,494	$1,065	$4,429	$—

The fair values by category of inputs as of October 31, 2010 were as follows:

	Fair Value as of October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$346	$—	$346	$—
Equity securities	2,331	—	2,331	—
Fixed income/debt securities	1,354	—	1,354	—
Other	32	—	32	—

Total	$4,064	$—	$4,064	$—

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity

Share-Based Compensation

At October 31, 2011, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. The Company also had an employee stock purchase plan which was terminated effective immediately following the end of the six-month offering period ended June 30, 2010. Total share-based compensation expense related to the Company’s stock options plans and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Year Ended October 31,
	2011	2010	2009
	(in thousands)
Cost of sales	$220	$172	$833
Selling expense	262	192	938
General and administrative expense	1,437	838	2,265

Total	$1,919	$1,202	$4,036

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company initially reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2011, 2010 and 2009 has been made from new shares. At October 31, 2011, 524,003 shares are available to be issued under the 2005 Option Plan.

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

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the years ended October 31, 2011, 2010 and 2009.

	For the Year Ended October 31,
	2011	2010	2009
Expected volatility	42.62%	54.10%	54.51%
Expected life in years	7.5	7.5	7.5
Risk-free interest rates	2.87%	3.21%	2.26%
Dividend rate	0%	0%	0%
Weighted average fair value per option at date of grant	$14.19	$16.08	$9.95

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The following table summarizes the Company’s stock option plans as of October 31, 2011 and changes during each of the years in the three year period ended October 31, 2011:

	1995 Option Plan		2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2008 (215,011 options exercisable)	257,719		52,600	310,319	$18.63	$6.90-51.00
Granted	—		12,000	12,000	$17.07	$17.07
Exercised	(64,063	)(a)	(800)	(64,863)	$10.38	$6.90-32.80
Forfeited/Cancelled	(992)		—	(992)	$9.30	$9.30
Expired	(1,000)		—	(1,000)	$26.63	$26.63

Options outstanding at October 31, 2009 (211,664 options exercisable)	191,664		63,800	255,464	$20.66	$7.87-51.00
Granted	—		14,000	14,000	$27.00	$27.00
Exercised	(39,025	)(b)	(400)	(39,425)	$9.65	$9.30-19.83
Forfeited/Cancelled	(230)		(2,000)	(2,230)	$25.17	$9.30-27.00
Expired	(1,000)		—	(1,000)	$31.94	$31.94

Options outstanding at October 31, 2010 (184,009 options exercisable)	151,409		75,400	226,809	$22.87	$7.87-51.00
Granted	—		10,000	10,000	$28.36	$28.36
Exercised	(5,577)		(400)	(5,977)	$10.38	$9.30-$19.83
Forfeited/Cancelled	—		—	—	—	—
Expired	(3,000)		—	(3,000)	$51.00	$51.00

Options outstanding at October 31, 2011	142,832		85,000	227,832	$23.07	$7.87-42.60	3.1	$1,589

Vested and expected to vest at October 31, 2011	142,832		85,000	227,832	$23.07		3.1	$1,589

Exercisable at October 31, 2011	142,832		50,200	193,032	$22.15		2.2	$1,529

(a)	Includes 16,395 options exercised at an exercise price of $9.30 per option for which 3,929 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

(b)	Includes 21,000 options exercised at an exercise price of $9.30 per option for which 4,926 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The table below presents information related to stock option activity for the years ended October 31, 2011, 2010 and 2009:

	For the Year Ended October 31,
	2011	2010	2009
	(in thousands)
Total intrinsic value of stock options exercised	$101	$1,146	$1,532
Total fair value of stock options vested	$336	$254	$579

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the years ended October 31, 2011, 2010 and 2009 was approximately $313,000, $278,000 and $302,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2011, 2010 and 2009, respectively. For fiscal 2011, 2010 and 2009 there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of October 31, 2011, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at October 31, 2011 and changes during fiscal 2011 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2010	42,800	$17.85
Granted	10,000	$14.19
Vested	(18,000)	$18.67
Forfeited/cancelled	—	—

Non-vested at October 31, 2011	34,800	$16.38

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

Total share-based compensation expense related to the Units was approximately $1.6 million, $760,000, and $3.5 million for the years ended October 31, 2011, 2010 and 2009, respectively. During the year ended October 31, 2011, the Company paid $1.1 million in cash and issued 3,656 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2011. During the year ended October 31, 2010, the Company paid $1.2 million in cash and issued 8,150 shares of its common stock, in each case net of withholdings, in settlement of the vesting of the Units occurring during fiscal 2010. During the year ended October 31, 2009, the Company paid $0.6 million in cash and issued 611 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2009. At October 31, 2011 and October 31, 2010, there was $1.1 million and $1.4 million in current liabilities and $1.3 million and $1.1 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The following table summarizes the Units as of October 31, 2011 and changes during each of the three year periods ended October 31, 2011:

	2005 Option Plan		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2008	115,360
Units granted	165,450	A
Units exercised	(39,040)
Units forfeited or cancelled	(7,950)

Units outstanding at October 31, 2009	233,820
Units granted	44,930
Units exercised	(66,130)
Units forfeited or cancelled	(51,830)	B

Units outstanding at October 31, 2010	160,790			1.4	$3,918
Units granted	52,931	C	$0.00
Units exercised	(64,430)		$0.00		$1,708
Units forfeited or cancelled	(1,400)

Units outstanding at October 31, 2011	147,891		$0.00	1.5	$3,997

Vested and expected to vest at October 31, 2011	145,941		$0.00	1.5	$3,945

Exercisable at October 31, 2011	300	D

(A)	More than 100% of the fiscal 2009 Adjusted EBITDA goal was achieved.

(B)	The grants of Units in fiscal 2010 have been forfeited in their entirety because the Company did not achieve at least 80% of the EBITDA performance goal in such fiscal year.

(C)	More than 100% of the fiscal 2011 Adjusted EBITDA goal was achieved.

(D)	Due to death of an employee.

Employee Stock Purchase Plan

The Company terminated the 2005 Employee Stock Purchase Plan, as amended (“2005 Purchase Plan”), effective immediately following the end of the six-month offering period ended June 30, 2010.

The 2005 Purchase Plan became effective July 1, 2005 and provided for an aggregate of 250,000 shares of the Company’s common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan was 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the years ended October 31, 2010 and 2009, 31,994 and 40,683 shares were purchased, respectively, by employees pursuant to the 2005 Purchase Plan. At July 1, 2010, 99,264 shares remained unsold under the 2005 Purchase Plan and were subsequently deregistered.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

Total share-based compensation expense related to the 2005 Purchase Plan was approximately $164,000 and $255,000 for the fiscal years ended October 31, 2010 and 2009, respectively.

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

On September 15, 2010, the Company’s Board terminated the then outstanding repurchase program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). On June 16, 2011, the Company’s Board authorized an increase to the September 2010 Stock Repurchase Program which had approximately $4.5 million available to repurchase, to $20.0 million. As of October 31, 2011, $1.0 million remained available for repurchase under such program.

The following table provides a summary of the repurchase activity during the fiscal years ended 2011, 2010 and 2009 under the stock repurchase programs approved by the Board:

	Total number of shares purchased		Average price paid per share	Total amount paid to buy back shares	Approximate dollar value of shares that may yet be purchased under the plans or programs at end of fiscal year
Fiscal 2009	—		—	—	$8,000,000

Fiscal 2010	782,625	(a)	$26.50	$20,742,116	$4,899,129

Fiscal 2011	663,000	(b)	$29.26	$19,401,937	$955,000

(a)	On August 5, 2010, the Company repurchased 400,476 shares of its common stock from investment funds affiliated with KSA Capital Management, LLC (“KSA Capital”), whose managing member is Daniel D. Khoshaba (who served as a director on the Company’s Board at such time), in a privately negotiated transaction at an aggregate purchase price of $10.9 million, or $27.28 per share (including brokerage commissions). The purchase price per share represented a discount of 4.8% to the previous day’s closing price of the Company’s common stock.

(b)	On June 17, 2011, the Company repurchased 650,000 shares of its common stock in privately negotiated transactions at an aggregate purchase price of $19.0 million, or $29.30 per share. The purchase price per share represented a discount of 1.9% to the closing price of the Company’s common stock on June 17, 2011.

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

The U.S. and foreign components of income (loss) from continuing operations, which includes a gain of $8.3 million from bargain purchase of a business in fiscal 2011, before provision for income taxes are as follows:

	For the Year Ended October 31,
	2011	2010	2009
	(in thousands)
U.S.	$9,738	$(1,027)	$48,068
Foreign	4,733	1,996	1,355

Total	$14,471	$969	$49,423

The (provision) benefit for income taxes from continuing operations is summarized as follows:

	For the Year Ended October 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$10	$(26)	$(666)
State	(153)	(525)	(1,063)
Foreign	(1,394)	(930)	(229)

	(1,537)	(1,481)	(1,958)

Deferred:
Federal	(204)	(133)	(15,428)
State	(186)	91	(1,487)
Foreign	(156)	31	(121)

	(546)	(11)	(17,036)

Total provision for income taxes from continuing operations	$(2,083)	$(1,492)	$(18,994)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

The provision for income taxes from continuing operations for the year ended October 31, 2009 excludes approximately $1.0 million benefit for income taxes related to an intercompany bad debt write off of $2.6 million that was due from the Company’s Spanish subsidiary. This item was reclassified to discontinued operations in the statement of operations for the year ended October 31, 2009.

Undistributed earnings of the Company’s foreign subsidiaries (primarily Canada) of approximately $15.0 million, $11.2 million and $9.0 million for fiscal 2011, 2010 and 2009, respectively, are considered indefinitely reinvested outside the United States and as a result, the Company has not provided federal income taxes on the unremitted earnings. If these earnings were not reinvested indefinitely, no deferred tax liability would be recorded because of available foreign tax credits but the Company would have approximately $750,000 in foreign withholding taxes that would need to be paid.

In November 2009, the Company received approximately $4.5 million as a dividend from its Canadian subsidiary in which the Company utilized its current year’s loss to offset its federal tax liability of $2.3 million on the dividend. The provision for income taxes for the fiscal year ended October 31, 2010 includes a net tax expense of approximately $187,000 after recognizing the benefit of future foreign tax credits generated upon the receipt of the dividend.

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2011 and 2010 are as follows:

	October 31,
	2011	2010
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$679	$1,056
Inventories	2,216	588
Alternative minimum tax credits carryforwards	5,635	5,572
State net operating loss carryforwards	1,857	1,617
Net operating loss carryforwards	11,334	5,801
Capital loss carryforwards	8,199	8,906
Foreign tax credits carryforwards	4,160	3,997
Other	4,020	4,044

Total gross deferred tax assets	38,100	31,581
Valuation allowance	(11,002)	(11,820)

Total net deferred tax asset	$27,098	$19,761
Deferred tax liabilities:
Depreciation	$(21,139)	$(17,479)
Deferred gain on redemption of Senior Notes	(2,082)	(2,049)
Basis differences related to Webster acquisition	(5,403)	—
Other	(4,587)	(1,733)

Total gross deferred tax liabilities	$(33,211)	$(21,261)

Total net deferred tax liabilities	$(6,113)	$(1,500)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

Included in the increase in net deferred tax liabilities is the impact of the acquisition of Webster, which accounted for $5.4 million, representing the difference between the estimated fair values and the tax bases of the assets acquired and the liabilities assumed.

The Company reduced goodwill by approximately $1.3 million in fiscal 2011 and $1.4 million each year in 2010 and 2009 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging business in fiscal 1996.

Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards, foreign tax credits carryforwards and foreign operating loss carryforwards to an amount that, based on all available information, is more likely than not to be realized. The net change in the valuation allowance from October 31, 2010 to October 31, 2011 was a decrease of $0.8 million. The decrease primarily resulted from capital loss carryforwards that were fully reserved which expired in fiscal 2011 of $0.8 million. The net change in the valuation allowance from October 31, 2009 to October 31, 2010 was a decrease of $1.3 million. The change included a decrease of $1.4 million of operating loss carryforwards that were fully reserved which resulted from the liquidation of the Company’s subsidiary in Italy in fiscal 2010, a decrease of $0.3 million in capital loss carryforwards that were fully reserved which expired in fiscal 2010 and a decrease of $0.1 million relating to the utilization of net operating loss carryforwards in the foreign operations during fiscal 2010. These decreases were offset by an increase of $0.2 million in the valuation allowance for foreign tax credits as a result of the Company’s review of the future utilization of these credits and an increase of $0.3 million resulting from fluctuations in statutory tax rates and foreign exchange.

Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2011 expire as follows:

	Related Tax Amount	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
Federal net operating loss	$29,487	$10,320	Fiscal 2028 - 2031
State net operating loss	35,728	1,857	Fiscal 2014 - 2031
Foreign net operating loss:
New Zealand	3,073	1,014	Indefinite

Total net operating loss carryforwards	$68,288	$13,191

Capital loss carryforwards:
U.S.	$20,737	$8,169	Fiscal 2013
Canada	240	30	Indefinite

Total capital loss carryforwards	$20,977	$8,199

Tax credit carryforwards:
Foreign tax credits	$4,160	$4,160	Fiscal 2015 - 2021
Alternative minimum tax credit	5,635	5,635	Indefinite

Total tax credit carryforwards	$9,795	$9,795

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Management believes that it is more likely than not that the Company’s deferred tax assets, net of existing valuation allowances, at October 31, 2011 will be realized.

A reconciliation of the provision for income taxes on income from continuing operations to that which would be computed at the statutory rate of 35% for each of the fiscal years 2011, 2010 and 2009, is as follows:

	For the Year Ended October 31,
	2011	2010	2009
	(in thousands)
Provision at statutory rate(1)	$(5,065)	$(339)	$(17,298)
State tax provision, net of federal tax benefit	(99)	23	(1,625)
True-up of prior year tax returns	(50)	(239)	455
Foreign taxes paid	(162)	(386)	(133)
Foreign net operating losses expired	—	(1,371)	—
Capital losses expired	(818)	(256)	—
Net valuation allowances reversed	818	1,321	—
Non-taxable gain on bargain purchase	2,910	—	—
Net tax on foreign dividend	—	(187)	—
Other, net	383	(58)	(393)

Provision for income taxes from continuing operations	$(2,083)	$(1,492)	$(18,994)

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

As of October 31, 2011 and 2010, the Company’s liabilities for unrecognized tax benefits for uncertain tax positions related to certain federal deductions taken for tax purposes and state income taxes, including interest and penalties, were $38,000 and $48,000, respectively, and are included in other long term liabilities in the consolidated balance sheets. The Company classifies interest and penalties on uncertain tax position as a component of the provision for income taxes. Interest and penalties recognized in the provision for income taxes were $3,450, $20,740, and $5,100 during fiscal 2011, 2010 and 2009, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, sixteen U.S. states and various foreign jurisdictions. Tax years ended October 31, 2010, 2009 and 2008 remain open, of which fiscal 2009 has been selected for examination by the Internal Revenue Service during fiscal 2012. The Company is currently under examination by three states for the tax years ended October 31, 2005

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

through October 31, 2009. Tax years ended October 31, 2009, 2008 and 2007 remain open for ten states. Three states are open for the tax years ended October 31, 2009 which was the initial year of filing. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2005 through 2010 remain open and subject to examination by the governmental agencies in the Company’s various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

Cash paid for income taxes during fiscal 2011, 2010 and 2009 was approximately $0.9 million, $0.7 million and $2.3 million, respectively. No taxes were paid by the Company’s discontinued operations for the three years ended October 31, 2011.

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

During the fourth quarter of fiscal 2011, the Company entered into a three year capital lease with EMC Corporation for network servers for approximately $254,000. The interest rate on the capital lease is 5.75%. The current portion of this obligation is included in accrued liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheet.

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
2012	$1,478
2013	1,478
2014	1,455
2015	578
2016	—

Total minimum lease payments	4,989
Less: Amounts representing interest	474

Present value of minimum lease payments	4,515
Less: Current portion of obligations under capital leases	1,247

Long-term portion of obligations under capital leases	$3,268

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Commitments and Contingencies (Continued)

Interest paid as part of the capitalized lease obligations was approximately $0.3 million, $0.3 million and $0.2 million during fiscal 2011, 2010 and 2009, respectively.

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through March 31, 2020. Rental expense under all leases was $5.6 million, $5.3 million and $6.8 million for fiscal 2011, 2010 and 2009, respectively. The Company also paid $0.3 million and $0.8 million during fiscal 2011 and 2010, respectively, in rental payments related to its Cartersville and Fontana facilities, which amounts were recorded as a reduction in restructuring reserve contained in accrued liabilities and long-term liabilities in the consolidated balance sheet (see Note 3). Rental income under all non-cancellable subleases was $0.6 million, $0.5 million and $0.5 million for fiscal 2011, 2010 and 2009, respectively.

Under the terms of noncancellable operating leases with terms greater than one year (including the rental payments for the Cartersville and Fontana facilities), the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ending October 31,	Operating Leases	Sublease Income
	(in thousands)
2012	$7,643	$382
2013	6,314	120
2014	5,497	120
2015	3,384	90
2016	2,202	—
Thereafter	3,071	—

Total minimum lease payments	$28,111	$712

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

Letters of Credit

As of October 31, 2011, the Company had approximately $0.5 million outstanding in stand-by letters of credit issued under the Credit Facility. These letters expire on various dates during fiscal 2012. All of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security.

Employment Contracts:

The Company has employment agreements with each of the following employees of the Company: J. Brendan Barba, Paul M. Feeney, John J. Powers, Paul C. Vegliante, Robert Cron, Lawrence R. Noll and Linda N. Guerrera. Each November 1st, these agreements are extended for successive periods of

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

John J. Powers, and Paul C. Vegliante are the sons-in-law of the Company’s Chairman, President and Chief Executive Officer, J. Brendan Barba. Additionally, Mr. Barba and Robert Cron are cousins. Linda N. Guerrera is the daughter-in-law of Paul M. Feeney, the Company’s Executive Vice President, Finance and Chief Financial Officer.

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

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2011, 2010 and 2009, respectively, is as follows:

	North America		Other Foreign	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2011
Sales—external customers	$900,611	$74,181	$—	$—	$974,792
Intercompany sales	38,968	—	—	—	38,968
Gross profit	113,997	14,725	—	—	128,722
Operating income (loss)	18,834	6,465	(68)	—	25,231
Interest income	8	23	1	—	32
Interest expense	19,163	15	—	—	19,178
Depreciation and amortization	21,432	319	—	—	21,751
Provision for income taxes	695	1,388	—	—	2,083
Net income (loss)	9,043	3,514	(169)	—	12,388
Provision for losses on accounts receivable and inventories	129	(66)	—	—	63
Geographical area assets	392,859	22,758	52	—	415,669
Goodwill	3,697	3,174	—	—	6,871
Capital expenditures	14,499	—	—	—	14,499

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Segment and Geographic Information (Continued)

	North America		Other Foreign	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2010
Sales—external customers	$733,503	$67,067	$—	$—	$800,570
Intercompany sales	36,646	—	—	—	36,646
Gross profit	98,755	11,319	—	—	110,074
Operating income (loss) from continuing operations	12,411	3,318	(9)	—	15,720
Interest income	8	7	1	—	16
Interest expense	15,181	25	—	—	15,206
Depreciation and amortization	20,596	299	—	—	20,895
Provision for income taxes	593	899	—	—	1,492
Net (loss) income	(1,620)	1,116	(19)	(43)	(566)
Provision for losses on accounts receivable and inventories	103	232	—	—	335
Geographical area assets	328,817	21,883	96	—	350,796
Goodwill	4,961	3,174	—	—	8,135
Capital expenditures	15,680	224	—	—	15,904

	North America		Other Foreign	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2009
Sales—external customers	$685,364	$59,455	$—	$—	$744,819
Intercompany sales	29,374	—	—	—	29,374
Gross profit	150,178	10,258	—	—	160,436
Operating income (loss) from continuing operations	57,591	2,851	(55)	—	60,387
Interest income	15	17	3	—	35
Interest expense	15,720	29	—	—	15,749
Depreciation and amortization	18,785	273	—	—	19,058
Provision for income taxes	18,644	350	—	—	18,994
Net income	29,424	824	181	1,099	31,528
Provision for losses on accounts receivable and inventories	940	191	—	—	1,131
Geographical area assets	339,660	19,701	97	612	360,070
Goodwill	6,340	3,174	—	—	9,514
Capital expenditures	23,748	98	—	—	23,846

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Segment and Geographic Information (Continued)

Net sales by product line are as follows:

	For the Year Ended October 31,
	2011	2010	2009
	(in thousands)
Custom films	$340,193	$275,825	$240,182
Stretch (pallet) wrap	311,563	245,232	217,999
Food contact	140,912	120,038	119,307
PROformance® films	74,004	65,137	77,804
Canliners	52,231	44,192	42,476
Printed and converted films	11,283	9,660	9,659
Other products and specialty films	44,606	40,486	37,392

Total	$974,792	$800,570	$744,819

The Company has revised the fiscal 2010 and fiscal 2009 presentation to conform with the fiscal 2011 presentation to rename the product line of polyvinyl chloride wrap to food contact, to add the product line of canliners previously included within other products and specialty films, and to reclass certain product lines contained within other products and specialty films to food contact.

(14)	Accumulated Other Comprehensive Income

The accumulated balances at October 31, related to each component of accumulated other comprehensive income (loss) are as follows:

	2011	2010	2009
	(in thousands)
Foreign currency translation adjustments	$3,647	$3,334	$2,493
Unrecognized prior service cost and actuarial losses related to Canadian pension plan, net of tax	(1,629)	(1,214)	(972)

Total accumulated other comprehensive income	$2,018	$2,120	$1,521

The accumulated other comprehensive loss related to the Company’s pension plans is net of tax benefits of $0.6 million, $0.4 million and $0.4 million at October 31, 2011, 2010 and 2009, respectively.

(15)	Related Party Transactions

During fiscal 2011, 2010 and 2009, $20,203, $45,381 and $120,773, respectively, was paid to Warshaw, Burstein Cohen, Schlesinger and Kuh, LLP, one of the Company’s outside legal counsel, in which Paul E. Gelbard is of counsel. Mr. Gelbard retired from the Company’s Board of Directors on April 12, 2011. At October 31, 2011 and 2010, the Company owed $0 and $6,925, respectively, to Warshaw, Burstein Cohen, Schlesinger and Kuh, LLP.

During fiscal 2011, 2010 and 2009, $367,335, $78,264 and $278,000, was paid to Skadden, Arps, Slate, Meagher and Flom LLP, one of the Company’s outside legal counsel, in which the brother of the Company’s Vice President and Controller is a partner. At October 31, 2011 and 2010, the Company owed $123,000 and $0, respectively, to Skadden, Arps, Slate, Meagher and Flom LLP.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Related Party Transactions (Continued)

During fiscal 2011, 2010 and 2009, $57,525, $61,790 and $107,180, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer and brother-in-law of the Vice President and Controller, for the production of the Company’s Annual Report and the production of marketing brochures. At October 31, 2011 and 2010, the Company owed $18,750 and $0, respectively, to D.E. Smith Corp.

During fiscal 2011, 2010 and 2009, $54,668, $38,784 and $72,855, was paid to Omni Products, a company owned by the cousin of the Chief Executive Officer, for printing costs. At October 31, 2011 and 2010, the Company owed $0 and $4,081, respectively, to Omni Products.

During fiscal 2011, 2010 and 2009 the Company sold $543,658, $542,428 and $501,627 of product, respectively, to Allstate Poly in which the brother of the Executive Vice President, Sales and Marketing is a partner. At October 31, 2011 and 2010, the Company was owed from Allstate Poly $121,601 and $98,282, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Quarterly Financial Data (Unaudited)

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2011
Net sales	$217,727	$248,540	$246,385	$262,140
Gross profit	$29,510	$29,870	$35,306	$34,036
Income (loss) from continuing operations	$1,065	$(678)	$2,528	$9,473	(A)
Net income (loss)	$1,065	$(678)	$2,528	$9,473	(A)
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$0.17	$(0.11)	$0.43	$1.73

Net income (loss) per common share	$0.17	$(0.11)	$0.43	$1.73

Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$0.17	$(0.11)	$0.43	$1.72

Net income (loss) per common share	$0.17	$(0.11)	$0.43	$1.72

2010
Net sales	$157,170	$215,662	$204,870	$222,868
Gross profit	$18,045	$25,805	$33,623	$32,601
(Loss) income from continuing operations	$(4,900)	$(1,497)	$3,746	$2,128
Loss from discontinued operations	$—	$—	$—	$(43)
Net (loss) income	$(4,900)	$(1,497)	$3,746	$2,085
Basic (Loss) Earnings per Common Share:
(Loss) income from continuing operations	$(0.72)	$(0.22)	$0.55	$0.34

(Loss) from discontinued operations	$—	$—	$—	$(0.01)

Net (loss) income per common share	$(0.72)	$(0.22)	$0.55	$0.33

Diluted (Loss) Earnings per Common Share:
(Loss) income from continuing operations	$(0.72)	$(0.22)	$0.55	$0.34

(Loss) from discontinued operations	$—	$—	$—	$(0.01)

Net (loss) income per common share	$(0.72)	$(0.22)	$0.55	$0.33

Earnings per share are computed independently for each of the quarters presented.

(A)	Includes $8.3 million gain on bargain purchase of a business.

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE

II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED OCTOBER 31, 2011

(in thousands)

	Balance at Beginning of Year	Atlantis Acquisition		Additions (Reversals) Charged to Operations	Deductions From Reserves	Other (b)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2011:
Allowance for doubtful accounts	$4,345	$—		$54	$1,070	$4	$3,333
Inventories	$110	$—		$9	$32	$2	$89
YEAR ENDED OCTOBER 31, 2010:
Allowance for doubtful accounts	$5,214	$—		$264	$1,151	$18	$4,345
Inventories	$36	$—		$71	$—	$3	$110
YEAR ENDED OCTOBER 31, 2009:
Allowance for doubtful accounts	$3,434	$2,359	(a)	$1,118	$1,722	$25	$5,214
Inventories	$811	$(790	)(a)	$13	$—	$2	$36

The above table does not include discontinued operations.

(a)	Related to the true-up of working capital.

(b)	Represents foreign exchange effect

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

AEP INDUSTRIES INC.

Dated: January 17, 2012	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AEP INDUSTRIES INC.

Dated: January 17, 2012	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: January 17, 2012	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance Chief Financial Officer and Director (principal financial officer)

Dated: January 17, 2012	By:	/S/ LINDA N. GUERRERA
Linda N. Guerrera Vice President, Controller (principal accounting officer)

Dated: January 17, 2012	By:	/S/ LAWRENCE R. NOLL
Lawrence R. Noll Director

Dated: January 17, 2012	By:	/S/ KENNETH AVIA
Kenneth Avia Director

Dated: January 17, 2012	By:	/S/ ROBERT T. BELL
Robert T. Bell Director

Dated: January 17, 2012	By:	/S/ IRA M. BELSKY
Ira M. Belsky Director

Dated: January 17, 2012	By:	/S/ RICHARD E. DAVIS
Richard E. Davis Director

Dated: January 17, 2012	By:	/S/ FRANK P. GALLAGHER
Frank P. Gallagher Director

Dated: January 17, 2012	By:	/S/ LEE C. STEWART
Lee C. Stewart Director

INDEX TO EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
**2.1	Asset Purchase Agreement, dated as of September 27, 2011, by and among CI Holdings Corp., Chelsea Industries, Inc., Bes-Pak & Company, Inc., FESC Corp., RSMC, Inc. and AEP Industries Inc.		8-K		2.1	09/27/11
2.2	First Amendment to Asset Purchase Agreement, dated as of October 14, 2011, by and among CI Holdings Corp., Chelsea Industries, Inc., Bes-Pak & Company, Inc., FESC Corp., RSMC, Inc. and AEP Industries Inc.	X
3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the “Company”)		10-Q	04/30/97	3(a)	06/13/97
3.2	Fifth Amended and Restated By-Laws of the Company		8-K		3.1	02/16/10
3.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of AEP Industries Inc.		8-K		3.1	03/31/11
4.1	Indenture (8.25% senior notes due 2019), dated as of April 18, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	04/18/11
4.2	First Supplemental Indenture (8.25% senior notes due 2019), dated as of April 18, 2011, between the Company and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee		8-K		4.4	04/18/11
4.3	Form of 8.25% Senior Note due 2019		8-K		4.2	04/18/11
4.4	Registration Rights Agreement (8.25% senior notes due 2019), dated April 18, 2011, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC		8-K		4.3	04/18/11
4.5	Amended and Restated Loan and Security Agreement, dated October 30, 2008, by and among the Company, Wachovia Bank N.A., as Agent, and the financial institutions party thereto		8-K		4	11/05/08
4.6	Exhibits and Schedules to Amended and Restated Loan and Security Agreement dated October 30, 2008		10-Q	01/31/10	4.1	03/12/10
4.7	Rights Agreement, dated March 31, 2011, by and between AEP Industries Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	03/31/11
*10.1	Amended and Restated 2005 Stock Option Plan of the Company		10-K	10/31/08	10.1	01/27/09
*10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1	06/20/06

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
*10.3	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, for 409A compliance		10-K	10/31/08	10.3	01/27/09
*10.4	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4	05/10/06
*10.5	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5	05/10/06
*10.6	2005 Employee Stock Purchase Plan of the Company, As Amended		10-K	10/31/09	10.6	01/14/10
*10.7	1995 Stock Option Plan of the Company		S-8, (No. 33-58747)		4	04/21/95
*10.8	Form of Management Incentive Plan of the Company		Schedule 14A		Annex A	02/27/08
*10.9	Summary of Non-Employee Director Compensation		8-K		10.2	05/10/06
10.10	Lease, dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P.		10-K	10/31/90	10(aa)	01/29/91
*10.11	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba		8-K		10.1	05/13/05
*10.12	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney		8-K		10.2	05/13/05
*10.13	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers		8-K		10.3	05/13/05
*10.14	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K		10.5	05/13/05
*10.15	Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll		8-K		10.6	05/13/05
*10.16	Employment Agreement, effective as of November 1, 2008, between the Company and Linda N. Guerrera		10-K	10/31/08	10.17	01/27/09
*10.17	Form of Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, Paul C. Vegliante and Linda N. Guerrera, for 409A compliance, effective December 2008		10-K	10/31/08	10.18	01/27/09

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.18	Letter Agreement, dated February 12, 2010, among AEP Industries Inc., KSA Capital Management, LLC, Daniel D. Khoshaba and each of the other persons set forth on the signature pages thereto		8-K		10.1	02/16/10
10.19	Purchase Agreement, dated August 5, 2010, among AEP Industries Inc., KSA Capital Management, LLC, Daniel D. Khoshaba and each of the other persons set forth on the signature pages thereto.		8-K		10.1	08/09/10
10.20	Purchase Agreement for the Company’s 8.25% Senior Notes due 2019, dated April 7, 2011		10-Q	04/30/11	10.1	06/09/2011
21	List of subsidiaries of the Company at January 17, 2012	X
23	Consent of KPMG LLP	X
24	Power of Attorney (set forth on signature page)	X
31.1	Section 302 Certification—CEO	X
31.2	Section 302 Certification—CFO	X
32.1	Section 906 Certification—CEO	X
32.2	Section 906 Certification—CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	A management contract or compensatory arrangement required to be filed.

**	The schedules and appendices to the foregoing have been omitted. A copy of any omitted schedule or appendix will be furnished to the Securities and Exchange Commission supplementally upon request.