Form 10-Q
period 2012-01-31
AEP INDUSTRIES INC
filed 2012-03-12
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2012

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 8, 2012 was 5,511,425.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2012	October 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,511	$6,445
Accounts receivable, less allowance for doubtful accounts of $3,251 and $3,333 in 2012 and 2011, respectively	98,845	109,061
Inventories, net	123,036	103,092
Deferred income taxes	8,056	6,750
Other current assets	4,963	3,518

Total current assets	239,411	228,866

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $307,787 and $302,222 in 2012 and 2011, respectively	168,342	169,580
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $1,095 and $988 in 2012 and 2011, respectively	3,817	3,924
OTHER ASSETS	6,316	6,428

Total assets	$424,757	$415,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$147	$145
Accounts payable	77,758	76,881
Accrued expenses	30,414	34,620

Total current liabilities	108,319	111,646
LONG-TERM DEBT	244,871	233,855
DEFERRED INCOME TAXES	14,284	12,863
OTHER LONG-TERM LIABILITIES	6,651	7,319

Total liabilities	374,125	365,683

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,109,882 and 11,096,118 shares issued in 2012 and 2011, respectively	111	111
Additional paid-in capital	109,803	109,519
Treasury stock at cost, 5,605,783 shares in 2012 and 2011, respectively	(169,826)	(169,826)
Retained earnings	108,518	108,164
Accumulated other comprehensive income	2,026	2,018

Total shareholders’ equity	50,632	49,986

Total liabilities and shareholders’ equity	$424,757	$415,669

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2012	2011
NET SALES	$267,664	$217,727
COST OF SALES	233,010	188,217

Gross profit	34,654	29,510
OPERATING EXPENSES:
Delivery	12,487	10,293
Selling	9,794	8,711
General and administrative	6,986	5,471

Total operating expenses	29,267	24,475
OTHER OPERATING EXPENSE:
Loss on sales of property, plant and equipment, net	—	(22)

Operating income	5,387	5,013
OTHER INCOME (EXPENSE):
Interest expense	(4,837)	(3,813)
Other, net	85	107

Income before provision for income taxes	635	1,307
PROVISION FOR INCOME TAXES	(281)	(242)

Net income	$354	$1,065

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$0.06	$0.17

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$0.06	$0.17

	For the Three Months Ended January 31,
	2012	2011
Consolidated Statements of Other Comprehensive Income:
Net income	$354	$1,065
Other comprehensive income:
Foreign currency translation adjustments	(26)	163
Amortization of prior service cost, net of tax	34	24

Total other comprehensive income	8	187

Comprehensive income	$362	$1,252

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$354	$1,065
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,691	5,368
Change in LIFO reserve	3,293	4,087
Amortization of debt fees	265	273
Provision for losses on accounts receivable and inventories	72	96
Provision for deferred income taxes	125	(16)
Share-based compensation expense	879	669
Other	43	40
Changes in operating assets and liabilities:
Decrease in accounts receivable	10,121	5,259
Increase in inventories	(23,271)	(20,461)
(Increase) decrease in other current assets	(1,405)	228
Decrease (increase) in other assets	60	(249)
Increase (decrease) in accounts payable	967	(2,368)
Decrease in accrued expenses	(5,388)	(1,019)
Decrease in other long-term liabilities	(11)	(94)

Net cash used in operating activities	(8,205)	(7,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,359)	(3,743)
Net proceeds from dispositions of property, plant and equipment	—	17

Net cash used in investing activities	(4,359)	(3,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from Credit Facility	11,054	11,505
Repayments of Pennsylvania Industrial Loans	(36)	(135)
Principal payments on capital lease obligations	(305)	(270)
Buyback of common stock	—	(154)
Proceeds from exercise of stock options	227	37
Other	(313)	(176)

Net cash provided by financing activities	10,627	10,807

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	3	(18)

Net decrease in cash	(1,934)	(59)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,445	1,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,511	$990

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$409	$364

Cash paid during the period for income taxes	$135	$309

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2012, the consolidated results of operations and other comprehensive income for the three months ended January 31, 2012 and 2011, and consolidated cash flows for the three months ended January 31, 2012 and 2011, respectively, have been made. The consolidated results of operations for the three months ended January 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial information included herein has been prepared by the Company, without audit, for filing with the U.S. Securities and Exchange Commission (the “Commission”) pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including fair value estimates related to the Webster acquisition, pension obligations, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain information and footnote disclosures normally included in audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011, filed with the Commission on January 17, 2012.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS PER SHARE (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2012	2011
Weighted average common shares outstanding:
Basic	5,494,848	6,142,360
Effect of dilutive securities:
Options to purchase shares of common stock	35,759	33,631

Diluted	5,530,607	6,175,991

For the three months ended January 31, 2012 and 2011, the Company had 125,180 and 122,180 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods and were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during the respective periods.

(3) ACQUISITIONS

Webster Industries

On October 14, 2011, the Company completed the acquisition of substantially all of the assets and specified liabilities of Webster, a national manufacturer and distributor of retail and institutional private label food and trash bags, for a purchase price of approximately $25.9 million which was subject to a post-closing true-up and a corresponding purchase price adjustment (up to a maximum of $1.3 million downwards, although no limit upwards). 5% of the purchase price was held in escrow until the final net current asset adjustment was determined (see below). An additional 17.5% of the purchase price is being held in escrow regarding indemnification obligations, with specified amounts released after approximately 18 months and three years after closing, with remaining amounts generally released four years after closing. The Company financed the transaction through a combination of cash on hand and availability under its Credit Facility. The assets included approximately $32.0 million of net current assets, based upon a preliminary estimate of fair value.

During February 2012, the Company settled the net current asset adjustment with Chelsea Industries (the “seller”), Webster’s former parent. The full 5% escrow amount was distributed to seller, and additionally the Company paid approximately $750,000 on February 15, 2012. The amount has been reflected as an increase to the purchase price bringing the purchase price to $26.7 million, before expenses. At October 31, 2011, the Company estimated the net current asset true-up to be an additional $0.6 million owed by the Company to Chelsea Industries and included said amount in the estimated purchase price.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) ACQUISITIONS (Continued)

The acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date and the revised amounts based on the settlement of the net current asset adjustment. The fair value allocated to property, plant and equipment and pension liability is still preliminary due to the short duration since the acquisition date and will be finalized as soon as possible but no later than one year from the acquisition date.

	Preliminary Allocation At January 31, 2012	Preliminary Allocation At October 31, 2011
Accounts receivable	$18,030	$18,030
Inventories	23,770	23,799
Other current assets	781	700
Property, plant and equipment	7,144	7,144
Intangible assets	2,005	2,005

Total identifiable assets acquired	51,730	51,678
Accounts payable	5,398	5,494
Accrued expenses	5,033	5,015
Pension liability	930	893
Deferred income tax liability	5,386	5,403

Total liabilities assumed	16,747	16,805
Net identifiable assets acquired	34,983	34,873
Purchase price	26,697	26,560

Gain on bargain purchase	$8,286	$8,313

The reduction of $27 in the gain on bargain purchase was recognized in other, net in the consolidated statement of operations for the three months ended January 31, 2012 reflecting revisions to the fair value estimates of the assets acquired and liabilities assumed. The gain on bargain purchase remains subject to further adjustment as the Company completes its analysis of the fair value of Webster’s property, plant and equipment and pension liability.

In addition to the $0.7 million of acquisition-related costs expensed in fiscal 2011, the Company recognized approximately $0.4 million of acquisition-related costs in the three months ended January 31, 2012. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the three months ended January 31, 2012.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) ACQUISITIONS (Continued)

The following unaudited pro forma information summarizes the results of operations for the three months ended January 31, 2011, as if the Webster acquisition had been completed as of November 1, 2010. The pro forma information below gives effect to actual operating results prior to the acquisition. The pro forma information includes: adjustments for additional interest expense related to the borrowings made under the Credit Facility to finance the acquisition and acquisition-related fees, depreciation expense based on the preliminary assessment of fair value of the newly acquired property, plant and equipment using the Company’s depreciation policy, amortization expense related to preliminary identifiable intangible assets using the straight-line method over a weighted average life of 12 years, the increase in the LIFO reserve related to the Webster inventory added to the Company’s LIFO layers and the application of the Company’s effective tax rate on Webster’s pre tax earnings. Also included in the pro forma net income for the three months ended January 31, 2011 is the gain on bargain purchase of $8.3 million, based on the estimated fair values of assets acquired and liabilities assumed at October 14, 2011 and $0.7 million of acquisition-related costs. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of November 1, 2010 or that may be obtained in the future.

For the Three Months Ended January 31, 2011
unaudited (in thousands)
Net Sales	$249,667
Operating loss	$(1,860)
Net income	$5,070

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

Inventories are comprised of the following:

	January 31, 2012	October 31, 2011
	(in thousands)
Raw materials	$58,251	$41,858
Finished goods	59,385	56,059
Supplies	5,486	5,264

	123,122	103,181
Less: Inventory reserve	86	89

Inventories, net	$123,036	$103,092

The LIFO method was used for determining the cost of approximately 88% and 86% of total inventories at January 31, 2012 and October 31, 2011, respectively. Inventories would have increased by $35.8 million and $32.5 million at January 31, 2012 and October 31, 2011, respectively, if the FIFO method had been used

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

(5) DEBT

A summary of the components of debt is as follows:

	January 31, 2012	October 31, 2011
	(in thousands)
Credit facility (a)	$43,700	$32,646
8.25% senior notes due 2019 (b)	200,000	200,000
Pennsylvania Industrial Loans (c)	1,318	1,354
Foreign bank borrowings (d)	—	—

Total debt	245,018	234,000
Less: current portion	147	145

Long-term debt	$244,871	$233,855

(a)	Credit Facility

The Company maintains a secured credit facility with Wells Fargo Bank National Association (“Wells Fargo”) successor to Wachovia Bank N.A., as initial lender thereunder and as agent for the lenders thereunder, which was amended and restated on October 30, 2008 (the “Credit Facility”). The Credit Facility has a maximum borrowing amount of $150.0 million, including a maximum of $20.0 million for letters of credit, and matures on December 15, 2012. On February 22, 2012, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Amended and Restated Credit Facility”) with Wells Fargo maturing on February 21, 2017. As a result of the Company’s intent and ability to refinance the Credit Facility, it has classified the borrowings outstanding under the Credit Facility at January 31, 2012 of $43.7 million as long term debt. See Note 10 for further discussion of the Second Amended and Restated Loan and Security Agreement.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $48.9 million and $39.1 million, with a weighted average interest rate of 2.9% during the three months ended January 31, 2012 and 2011, respectively. Under the Credit Facility, interest rates are based upon Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.5%) plus 0% to 0.25% for overnight borrowings and LIBOR plus 2.25% to 2.75% for LIBOR borrowings up to six months.

Borrowings and letters of credit available under the Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible domestic assets (including receivables), subject, in the case of

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

inventory, equipment and real property, to amount limitations. The sum of the eligible assets at January 31, 2012 and October 31, 2011 supported a borrowing base of $143.2 million and $148.4 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $0.5 million at January 31, 2012 and October 31, 2011. Availability at January 31, 2012 and October 31, 2011 under the Credit Facility was $99.0 million and $115.3 million, respectively. The Credit Facility is secured by mortgages and liens on most of the Company’s domestic assets and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

The Credit Facility provides for events of default. If an event of default occurs and is continuing, amounts due under the Credit Facility may be accelerated and the commitments to extend credit thereunder terminated. The Credit Facility also contains covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, the entry into mergers and consolidations, and the making of investments and restricted payments, including the payment of cash dividends. The key financial covenants are applicable only if the Excess Availability is below a specified amount. In particular, if at any time average Excess Availability is less than $35.0 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met. In addition, a minimum EBITDA (as defined therein) covenant of $35.0 million for the preceding 12-month period is triggered at any time Excess Availability is less than $25.0 million, and an annual capital expenditure limitation of $35.0 million is triggered at any time Excess Availability is less than $20.0 million. In addition, if Excess Availability under the Credit Facility is less than $15.0 million, a springing lock-box is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the lock-box remain in place until the Excess Availability exceeds $15.0 million for 30 consecutive days. During any period in which the lock-box is activated, all debt outstanding under the Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio. Excess Availability under the Credit Facility ranged from $67.9 million to $124.4 million during the three months ended January 31, 2012 and from $78.7 million to $114.8 million during the three months ended January 31, 2011.

The Company was in compliance with the financial and other covenants at January 31, 2012 and October 31, 2011.

(b)	8.25% Senior Notes due 2019

On April 18, 2011, the Company completed the sale of $200 million aggregate principal amount of 8.25% Senior Notes due 2019 (the “2019 Notes”) through a private offering.

The 2019 Notes mature on April 15, 2019, and the indenture governing the 2019 Notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at January 31, 2012 and October 31, 2011.

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

Approximately $4.9 million of fees were capitalized related to the issuance of the 2019 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2019 Notes. During the three months ended January 31, 2012, $0.1 million was amortized into interest expense related to the 2019 Notes.

(c)	Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $11.7 million at January 31, 2012.

(d)	Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at January 31, 2012 and October 31, 2011. Availability under the Canadian credit facility at January 31, 2012 and October 31, 2011 was $5.0 million.

Fair Value Measurements

The fair value of the 2019 Notes is based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans approximates its fair value based on observable inputs (Level 2). The carrying value and fair value of the Company’s fixed rate debt at January 31, 2012 and October 31, 2011 are as follows:

	January 31, 2012		October 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	Amounts in 000s
2019 Notes	$200,000	$209,876	$200,000	$192,626
Pennsylvania Industrial Loans	1,318	1,318	1,354	1,354

Total	$201,318	$211,194	$201,354	$193,980

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) ACCRUED EXPENSES

At January 31, 2012 and October 31, 2011, accrued expenses consist of the following:

	January 31, 2012	October 31, 2011
	(in thousands)
Payroll and employee related	$9,297	$13,042
Customer rebates	6,249	9,847
Interest	4,945	782
Taxes (other than income)	1,387	2,523
Accrual for performance units	1,260	1,135
Accrued professional fees	1,154	1,227
Current portion of capital lease	1,265	1,247
Reserve for Atlantis restructuring (1)	189	189
Other	4,668	4,628

Accrued expenses	$30,414	$34,620

(1)	Relates to the Company’s plan to realign and reorganize the Atlantis businesses acquired in October 2008. The remaining costs associated with this restructuring relate to the Cartersville, Georgia facility and include lease costs (net of sublease income), property taxes and costs to be incurred as a result of the contractual obligation to put the facility back to its original condition. The lease and sublease expire July 2015. In addition to the amounts included in accrued expenses, $0.6 million is included in other long-term liabilities in the consolidated balance sheets at January 31, 2012 and October 31, 2011.

(7) SHAREHOLDERS’ EQUITY

Share-Based Compensation

At January 31, 2012, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. Total share-based compensation expense related to the Company’s stock option plans are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended January 31,
	2012	2011
	(in thousands)
Cost of sales	$111	$107
Selling expense	139	110
General and administrative expense	629	452

Total	$879	$669

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company initially reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2012 and 2011 has been made from new shares. At January 31, 2012, 391,737 shares are available to be issued under the 2005 Option Plan.

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

There were no options granted during the three months ended January 31, 2012 or 2011.

The following table summarizes the Company’s stock option plans as of January 31, 2012, and changes during the three months ended January 31, 2012:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2011 (193,032 options exercisable)	142,832	85,000	227,832	$23.07	$7.87-42.60	3.1	$1,589
Granted	—	—	—	—	—
Exercised	(6,764)	(7,000)	(13,764)	$16.53	$9.30-27.36
Forfeited/Cancelled	—	—	—	—	—
Expired	—	—	—	—	—

Options outstanding at January 31, 2012	136,068	78,000	214,068	$23.49	$7.87-42.60	2.9	$2,228

Vested and expected to vest at January 31, 2012	136,068	78,000	214,068	$23.49		2.9	$2,228

Exercisable at January 31, 2012	136,068	45,600	181,668	$22.79		2.1	$2,014

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	SHAREHOLDERS’ EQUITY (Continued)

The table below presents information related to stock option activity for the three months ended January 31, 2012 and 2011:

	For the Three Months Ended January 31,
	2012	2011
	(in thousands)
Total intrinsic value of stock options exercised	$153	$62
Total fair value of stock options vested	$59	$59

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three months ended January 31, 2012 and 2011 was approximately $57,000 and $71,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2012 and 2011. For the three months ended January 31, 2012 and 2011, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of January 31, 2012, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2012 and changes during the three months ended January 31, 2012 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2011	34,800	$16.38
Granted	—	—
Vested	(2,400)	$24.42
Forfeited	—	—

Non-vested at January 31, 2012	32,400	$15.78

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

Total share-based compensation expense related to the Units was approximately $822,000 and $598,000 for the three months ended January 31, 2012 and 2011, respectively. At January 31, 2012 and October 31, 2011, there were $1.3 million and $1.1 million in current liabilities, respectively, and $0.9 million and $1.3 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	SHAREHOLDERS’ EQUITY (Continued)

The following table summarizes the Units as of January 31, 2012, and changes during the three months ended January 31, 2012:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2011	147,891	$0.00	1.5	$3,997
Units granted	132,566	$0.00
Units exercised	(45,665)	$0.00		$1,295
Units forfeited or cancelled	(300)

Units outstanding at January 31, 2012	234,492	$0.00	2.5	$7,748

Vested and expected to vest at January 31, 2012	222,920		2.4	$7,365

Exercisable at January 31, 2012	—

The Company paid in January 2012, $0.7 million in cash, net of withholdings, in partial settlement of the vesting of Units occurring during the first quarter of fiscal 2012. The Company paid in February 2012, $0.2 million in cash and issued 1,591 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of the remaining Units occurring during the first quarter of 2012. The Company paid in January 2011, $0.4 million in cash, net of withholdings, in partial settlement of the vesting of Units occurring during the first quarter of 2011. The Company paid in February 2011, $0.1 million in cash and issued 2,009 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of the remaining Units occurring during the first quarter of 2011.

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

On September 15, 2010, the Company’s Board terminated the June 2010 Stock Repurchase Program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). On June 16, 2011, the Company’s Board authorized an increase to the September 2010 Stock Repurchase Program which had approximately $4.5 million available to repurchase, to $20.0 million. As of January 31, 2012, $1.0 million remained available for repurchase under such program.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	SHAREHOLDERS’ EQUITY (Continued)

The following table provides a summary of the quarterly repurchase activity during fiscal 2011 and the three months ended January 31, 2012 under the stock repurchase programs approved by the Board:

	Total number of shares purchased		Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plans or programs
Fiscal 2011 period
Quarter ending January 31, 2011	5,900		$26.17	$4,744,699
Quarter ending April 30, 2011	7,100		$28.52	$4,542,192
Quarter ending July 31, 2011	650,000	(a)	$29.30	$955,000
Quarter ending October 31, 2011	—		$—	$955,000
Fiscal 2012 period
Quarter ending January 31, 2012	—		$—	$955,000

(a)	On June 17, 2011, the Company repurchased 650,000 shares of its common stock in privately negotiated transactions at an aggregate purchase price of $19.0 million, or $29.30 per share. The purchase price per share represented a discount of 1.9% to the closing price of the Company’s common stock on June 17, 2011.

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

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$250,826	$16,838	$267,664
Intercompany sales	9,159	—	9,159
Gross profit	32,003	2,651	34,654
Operating income	4,886	501	5,387

	For the Three Months Ended January 31, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$202,060	$15,667	$217,727
Intercompany sales	7,974	—	7,974
Gross profit	25,992	3,518	29,510
Operating income	3,889	1,124	5,013

Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2012	2011
	(in thousands)
Custom films	$81,291	$72,760
Stretch (pallet) wrap	79,778	73,009
Food contact	45,344	32,787
Canliners	30,217	11,694
PROformance® films	17,627	16,738
Printed and converted films	3,404	2,468
Other products and specialty films	10,003	8,271

Total	$267,664	$217,727

The Company has revised the above three months ended January 31, 2011 presentation to conform with the three months ended January 31, 2012 presentation to rename the product line of polyvinyl chloride wrap to food contact, to add the product line of canliners previously included within other products and specialty films, and to reclassify certain product lines contained within other products and specialty films to food contact. The product lines added from the acquisition of Webster are food contact and canliners.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) COMMITMENTS AND CONTINGENCIES

Capital Lease Commitments

As of January 31, 2012, future minimum lease payments on capitalized leases were as follows:

For the years ending October 31,	Capital Leases
Remainder of 2012	$1,108
2013	1,478
2014	1,455
2015	578
2016	—

Total minimum lease payments	4,619
Less: Amounts representing interest	409

Present value of minimum lease payments	4,210
Less: Current portion of obligations under capital leases	1,265

Long-term portion of obligations under capital leases	$2,945

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

(10) SUBSEQUENT EVENT

On February 22, 2012, the Company entered into a Second Amended and Restated Loan and Security Agreement with Wells Fargo as a lender thereunder and as agent for the secured parties thereunder (the “Amended and Restated Credit Facility”). The maximum borrowing amount under the Amended and Restated Credit Facility remains the same as the Credit Facility at $150.0 million with a maximum for letters of credit of $20.0 million. The maturity date has been extended from December 15, 2012 to February 21, 2017. The Company can reduce commitments under the Amended and Restated Credit Facility at any time after February 22, 2013.

Under the Amended and Restated Credit Facility, interest rates are based upon the Quarterly Average Excess Availability (as defined in the Amended and Restated Credit Facility) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%. Borrowings and letters of credit available under the Amended and Restated Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The Amended and Restated Credit Facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries. Pursuant to the Amended and Restated Credit Facility, mortgages and liens on the Company’s real property and equipment that were previously granted to Wells Fargo and the lenders under the Credit Facility were released.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) SUBSEQUENT EVENT (Continued)

The Amended and Restated Credit Facility provides for events of default. If an event of default under the Amended and Restated Credit Facility has occurred and is continuing or if Excess Availability is less than $25 million, the Company would be subject to springing cash dominion that, once activated by the agent, would automatically cause all funds received or deposited in the Company’s lock-box account to be applied to repay the balance outstanding under the Amended and Restated Credit Facility. Cash dominion would remain in place until no event of default has occurred or is continuing, and Excess Availability exceeds $25 million, in each case for 30 consecutive days. During any cash dominion period, all debt outstanding under the Amended and Restated Credit Facility would be classified as a current liability, which classification may materially affect the Company’s working capital ratio.

The Company is obligated to pay a monthly undrawn commitment fee equal to 0.375% of the average daily unused portion of the commitments under the Amended and Restated Credit Facility.

The Amended and Restated Credit Facility contains customary bank covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. If at any time average Excess Availability under the Amended and Restated Credit Facility is less than $22.5 million for the immediately preceding fiscal quarter, a fixed charge coverage ratio test of 1.0x must be met.

The Amended and Restated Credit Facility also provides for events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults under material indebtedness and material contracts, certain events of bankruptcy and insolvency, defaults based on certain indictments or threatened indictments or judgments, failure of any material provision of any loan document to be in full force and effect, change of control, and certain ERISA defaults. If an event of default occurs and is continuing, amounts due under the Amended and Restated Credit Facility may be accelerated and the commitments to extend credit thereunder terminated, and the rights and remedies of the lenders under the Amended and Restated Credit Facility available under the applicable loan documents may be exercised, including rights with respect to the collateral securing obligation under the Amended and Restated Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the implementation of the final phase of a new operating system; the continuing impact of the U.S. recession and the global credit and financial environment and other changes in the United States or international economic or political conditions; the integration of Webster Industries; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2011 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 and reports filed thereafter with the SEC, and other publicly available information.

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

On October 14, 2011, we acquired substantially all of the assets and specified liabilities of Webster Industries (“Webster”), a national manufacturer and distributor of retail and institutional private label food and trash bags. Webster’s product lines include high value-added food contact products, which consist of food storage and freezer bags with a resealable zipper, bags with a slider close, fold top and twist tie food storage and sandwich bags, and conventional trash bag products. Webster has operations in Montgomery, Alabama. The purchase of Webster provides us entry into a new market with significant cross-selling potential and no overlap of customers. We believe we will have the opportunity to achieve significant cost savings throughout the combined organization, realized principally from improved resin purchasing and other synergies, including administrative and production workforce reductions. Realization of certain planned synergies will not be possible until Webster is fully integrated into AEP’s operating system. As a result, our expense run rate in 2012 has increased, especially in the logistics and general and administrative area, and will most likely be maintained at this increased level during the remainder of fiscal 2012. Please refer to Note 3 of the consolidated financial statements for further discussion of the Webster acquisition.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. Average resin cost during the three months ended January 31, 2012 was 2% higher, or $0.02 per pound, than the average resin cost during the three months ended January 31, 2011. We believe that resin prices will continue to fluctuate widely during the remainder of fiscal 2012 due to production issues among the resin suppliers, complicated by fluctuating prices of oil and natural gas and exporting activities. The increases in resin costs magnify the importance of adjusting selling prices on a timely basis. In addition, the industry is currently experiencing shortages of certain raw materials. At this time, we have been able to secure sufficient supply to meet our production needs; however, the shortage has further increased raw material costs. There can be no assurance that we will be able to continue to secure sufficient supply or be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

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
Facilities and equipment costs
Insurance
Professional fees, including audit and Sarbanes-Oxley compliance

Our gross profit may not be comparable to that of other companies, since some companies include all the costs related to their distribution network in cost of sales and others, like us, include costs related to the shipping and handling of products to customers in delivery expenses, which is not a component of our cost of sales.

Results of Operations—First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

The following table presents unaudited selected financial data for the three months ended January 31, 2012 and 2011 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	January 31, 2012		January 31, 2011		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$267,664	$1.16	$217,727	$1.08	22.9%	$49,937
Gross profit	34,654	0.15	29,510	0.15	17.4%	5,144
Operating expenses:
Delivery	12,487	0.06	10,293	0.05	21.3%	2,194
Selling	9,794	0.04	8,711	0.04	12.4%	1,083
General and administrative	6,986	0.03	5,471	0.03	27.7%	1,515

Total operating expenses	$29,267	$0.13	$24,475	$0.12	19.6%	$4,792

Pounds sold		231,312 lbs.		201,999 lbs.

Net Sales

The increase in Net sales for the three months ended January 31, 2012 was the result of a 4% increase in average selling prices positively affecting net sales by $9.4 million, primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, combined with a 5% increase in sales volume, excluding Webster, positively affecting net sales by $11.1 million. The Webster acquisition added $29.7 million in Net sales and 19.4 million pounds sold during the first quarter of fiscal 2012. The first quarter of fiscal 2012 also included a $0.3 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $3.3 million increase in the LIFO reserve during the first quarter of fiscal 2012 versus a $4.1 million increase in the LIFO reserve during the first quarter of fiscal 2011, representing a decrease of $0.8 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter and $2.4 million in gross profit contributed from Webster, gross profit increased $1.9 million primarily due to increased sales volumes and improved plant utilization.

Operating Expenses

Webster incurred $3.6 million in operating expenses in the first quarter of fiscal 2012. Without the Webster impact, operating expenses increased $1.2 million, primarily due to $0.4 million of acquisition-related fees associated with the Webster acquisition, increased volumes sold in the first quarter of fiscal 2012 increasing selling and delivery expenses by $0.6 million, and a $0.2 million increase in share-based compensation costs associated with our stock options and performance units.

Interest Expense

Interest expense for the three months ended January 31, 2012 increased $1.0 million as compared to the prior year period resulting primarily from an increase in interest rates (7.875% to 8.25%) and aggregate principal amount (from $160.2 million to $200.0 million) related to the 2019 Notes.

Income Tax Provision

The provision for income taxes for the three months ended January 31, 2012 was $0.3 million on income before the provision for income taxes of $0.6 million. The difference between our effective tax rate of 44.3 percent for the three months ended January 31, 2012 and the U.S. statutory tax rate of 35.0 percent, primarily relates to a provision for state taxes in the United States, net of federal benefit (+3.3%) and a provision for foreign taxes paid (+6.0%), partially offset by the differential in the U.S and the Canadian statutory rates (-2.8%).

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

Reconciliation of Non-GAAP Measures to GAAP

We define Adjusted EBITDA as net income (loss) before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, other non-operating income (expense) and non-cash share-based compensation expense. We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), other non-operating items and non-cash share-based compensation. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	First Quarter Fiscal 2012	First Quarter Fiscal 2011
	(in thousands)	(in thousands)
Net income	$354	$1,065
Provision for taxes	281	242
Interest expense	4,837	3,813
Depreciation and amortization expense	5,691	5,368
Increase in LIFO reserve	3,293	4,087
Other non-operating income	(85)	(107)
Non-cash share-based compensation	879	669

Adjusted EBITDA	$15,250	$15,137

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

Despite the challenging financial markets and economic conditions in recent years, we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. Availability under our Credit Facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $104.0 million at January 31, 2012. As of January 31, 2012, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $240.5 million, compared with $227.6 million at the end of fiscal 2011. The increase is primarily due to increased borrowings on our Credit Facility.

In February 2012, we entered into an Amended and Restated Credit Facility with Wells Fargo. The term has been extended from December 15, 2012 to February 21, 2017, with maximum borrowing amount remaining the same at $150.0 million with a maximum for letters of credit of $20.0 million.

Our working capital amounted to $131.1 million at January 31, 2012 compared to $117.2 million at October 31, 2011. We use the LIFO method for determining the cost of approximately 88% of our total inventories at January 31, 2012. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. Therefore, the effect of using LIFO when inventory costs are increasing is lower inventory values, higher cost of sales and lower taxable income. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $166.9 million and $149.7 million at January 31, 2012 and October 31, 2011, respectively. During the three months ended January 31, 2012, the LIFO reserve increased $3.3 million to $35.8 million as a result of rising resin costs and increased inventory levels. Despite the negative effects on our results of operations and our financial position (an increase to cost of sales of $3.3 million for the three months ended January 31, 2012 and a reduction of inventory of $35.8 million at January 31, 2012), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the three months ended January 31, 2012 and 2011:

	For the Three Months Ended January 31,
	2012	2011
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(8,205)	$(7,122)
Investing activities	(4,359)	(3,726)
Financing activities	10,627	10,807
Effect of exchange rate changes on cash	3	(18)

Decrease in cash and cash equivalents	$(1,934)	$(59)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $4.5 million at January 31, 2012, as compared to $6.4 million at October 31, 2011. Cash used by operating activities during the three months ended January 31, 2012 was $8.2 million, which includes net income of $0.4 million adjusted for non-cash items totaling $10.4 million primarily related to depreciation and amortization and change in LIFO reserve. Cash used by operating activities primarily includes a $23.3 million increase in inventories excluding the non-cash effects of LIFO reflecting higher resin costs and our increased investment in inventory in anticipation of rising resin costs and a $5.4 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2011 and paid during the first quarter of fiscal 2012. Cash provided by operating activities also includes a $10.1 million decrease in accounts receivable reflecting improved timeliness of cash collections.

Investing Activities

Net cash used in investing activities during the three months ended January 31, 2012 was $4.4 million, resulting from capital expenditures during the period.

Financing Activities

Net cash provided by financing activities during the three months ended January 31, 2012 was $10.6 million, resulting primarily from $11.1 million in borrowings under our Credit Facility, partially offset by $0.3 million of capital lease payments.

Sources and Uses of Liquidity

Credit Facility

In February 2012, we amended and restated the Credit Facility maintained with Wells Fargo. The maturity has been extended to February 21, 2017, with the maximum borrowing amount remaining the same at $150.0 million with a maximum for letters of credit of $20.0 million. The security structure between the Credit Facility and the Amended and Restated Credit Facility has remained the same except mortgages and liens on our real property and equipment previously granted to Wells Fargo and the lenders under our Credit Facility were released.

We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at January 31, 2012 and October 31, 2011 under the previous Credit Facility was $99.0 million and $115.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at January 31, 2012 and October 31, 2011. Availability under the Canadian credit facility at January 31, 2012 and October 31, 2011 was $5.0 million.

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt and Note 10 for further discussion of the Amended and Restated Credit Facility.

Repurchase Programs

As of January 31, 2012, $1.0 million remained available for repurchase under the September 2010 Stock Repurchase Program. Please refer to Note 7 of the consolidated financial statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of January 31, 2012 are as follows:

	For the Years Ending October 31,
	Borrowings (1) (2)	Interest on Fixed Rate Borrowings (3)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2012	$110	$16,546	$1,108	$6,001	$23,765
2013	152	16,554	1,478	7,015	25,199
2014	89	16,548	1,455	6,211	24,303
2015	87	16,544	578	4,061	21,270
2016	92	16,540	—	2,833	19,465
Thereafter	244,488	41,529	—	3,203	289,220

Total	$245,018	$124,261	$4,619	$29,324	$403,222

(1)	In February 2012 we entered into an Amended and Restated Credit Facility which has extended the term of our Credit Facility, (which had $43.7 million of variable rate borrowings outstanding at January 31, 2012) from December 15, 2012 to February 21, 2017. See Note 5 of the consolidated financial statements for further discussion of our debt and Note 10 for a discussion of the Amended and Restated Credit Facility. Accordingly the above table reflects the amended maturity date of February 21, 2017 for borrowings that were outstanding at January 31, 2012.
(2)	Borrowings include $200.0 million aggregate principal amount of 2019 Notes. See Note 5 of the consolidated financial statements for further discussion of our debt.
(3)	Excludes interest payable on the outstanding balance of our Amended and Restated Credit Facility.

In addition to the amounts reflected in the table above:

We expect to incur approximately $25 million of capital expenditures during the remainder of fiscal 2012. This amount includes expenditures to improve the efficiency and productivity of the recently acquired Webster plant in Montgomery, Alabama.

With regards to the US 401(k) Savings and Employee Stock Ownership Plan (“ESOP”), we estimate contributing approximately $2.7 million in cash in March 2012 to our 401(k) and ESOP plan effective for the 2011 ESOP year contributions.

During February 2012, we settled the working capital adjustment related to the Webster acquisition. In addition to the distribution of the full working capital escrow amount to the seller, we paid Chelsea Industries, Webster’s former parent, approximately $750,000.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including fair value estimates related to the Webster acquisition, pension obligations, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed with the U.S. Securities and Exchange Commission on January 17, 2012.

There were no material changes to our critical accounting policies during the three months ended January 31, 2012.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We believe the adoption of this guidance will not have an impact on our financial statements.

In June 2011, the FASB issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance eliminates the option to report components of other comprehensive income as part of the statement of equity. The guidance is effective for our second quarter ending April 30, 2012. We believe the adoption of this guidance will impact only the presentation of the financial statements.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2012, the carrying value of our total debt was $245.0 million of which approximately $201.3 million was fixed rate debt (2019 Notes and the Pennsylvania Industrial Loans). As of January 31, 2012, the estimated fair value of our 2019 Notes was approximately $209.9 million. As of January 31, 2012, the carrying value of our Pennsylvania Industrial Loans was $1.3 million which approximates fair value.

Floating rate debt at January 31, 2012 and October 31, 2011 totaled $43.7 million and $32.6 million, respectively. Based on the floating rate debt outstanding at January 31, 2012 (our Credit Facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of approximately $0.1 million.

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

We are exposed to market risk from changes in resin prices that could impact our results of operations and financial condition. Our resin purchasing strategy is to deal with only high-quality, dependable suppliers. We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available to us at market prices, but we can give no assurances as to such availability or the prices thereof. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Market Conditions” for further discussion of market risks related to resin prices.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of January 31, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation in the normal course of our business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, there were no shares purchased under the current stock repurchase program. Approximately $1.0 million remains available to repurchase under the current repurchase program at January 31, 2012.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description

31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: March 12, 2012	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: March 12, 2012	By:	/s/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)