Form 10-Q
period 2012-04-30
AEP INDUSTRIES INC
filed 2012-06-11
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 7, 2012 was 5,520,231.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2012	October 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,200	$6,445
Accounts receivable, less allowance for doubtful accounts of $3,502 and $3,333 in 2012 and 2011, respectively	112,889	109,061
Inventories, net	103,248	103,092
Deferred income taxes	5,543	6,750
Other current assets	4,285	3,518

Total current assets	231,165	228,866

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $313,481 and $302,222 in 2012 and 2011, respectively	168,185	169,580
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $1,192 and $988 in 2012 and 2011, respectively	3,720	3,924
OTHER ASSETS	7,245	6,428

Total assets	$417,186	$415,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$149	$145
Accounts payable	58,172	76,881
Accrued expenses	24,465	34,620

Total current liabilities	82,786	111,646
LONG-TERM DEBT	257,440	233,855
DEFERRED INCOME TAXES	14,312	12,863
OTHER LONG-TERM LIABILITIES	6,699	7,319

Total liabilities	361,237	365,683

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,125,978 and 11,096,118 shares issued in 2012 and 2011, respectively	111	111
Additional paid-in capital	110,046	109,519
Treasury stock at cost, 5,605,783 shares in 2012 and 2011	(169,826)	(169,826)
Retained earnings	113,355	108,164
Accumulated other comprehensive income	2,263	2,018

Total shareholders’ equity	55,949	49,986

Total liabilities and shareholders’ equity	$417,186	$415,669

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2012	2011	2012	2011
NET SALES	$296,663	$248,540	$564,327	$466,267
COST OF SALES	253,521	218,670	486,531	406,887

Gross profit	43,142	29,870	77,796	59,380
OPERATING EXPENSES:
Delivery	13,294	11,296	25,781	21,589
Selling	10,011	8,786	19,805	17,497
General and administrative	7,104	5,441	14,090	10,912

Total operating expenses	30,409	25,523	59,676	49,998
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	—	4	—	(18)

Operating income	12,733	4,351	18,120	9,364
OTHER (EXPENSE) INCOME:
Interest expense	(4,871)	(5,652)	(9,708)	(9,465)
Other, net	(21)	(48)	64	59

Income (loss) before (provision) benefit for income taxes	7,841	(1,349)	8,476	(42)
(PROVISION) BENEFIT FOR INCOME TAXES	(3,004)	671	(3,285)	429

Net income (loss)	$4,837	$(678)	$5,191	$387

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.88	$(0.11)	$0.94	$0.06

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.87	$(0.11)	$0.94	$0.06

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2012	2011	2012	2011
Net income (loss)	$4,837	$(678)	$5,191	$387
Other comprehensive income:
Foreign currency translation adjustments	202	644	176	807
Amortization of prior service cost, net of tax	35	24	69	48

Total other comprehensive income	237	668	245	855

Comprehensive income (loss)	$5,074	$(10)	$5,436	$1,242

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,191	$387
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,301	10,893
Change in LIFO reserve	8,900	13,372
Amortization of debt fees	508	543
Provision for losses on accounts receivable and inventories	553	347
Provision for deferred income taxes	2,628	(1,044)
Share-based compensation expense	1,769	1,381
Write-off of 2013 senior note issuance costs	—	1,034
Premium on purchase of 2013 senior notes	—	334
Other	67	1
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,175)	(13,167)
Increase in inventories	(9,068)	(32,130)
Increase in other current assets	(787)	(786)
Decrease (increase) in other assets	96	(277)
(Decrease) increase in accounts payable	(18,638)	6,128
Decrease in accrued expenses	(11,137)	(4,946)
Decrease in other long-term liabilities	(43)	(145)

Net cash used in operating activities	(12,835)	(18,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,622)	(8,557)
Net working capital true-up related to Webster acquisition	(749)	—
Net proceeds from dispositions of property, plant and equipment	—	22

Net cash used in investing activities	(10,371)	(8,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 8.25% 2019 senior notes	—	200,000
Repurchase of 7.875% 2013 senior notes	—	(134,056)
Net borrowings (repayments) from Credit Facility	23,661	(23,745)
Repayments of Pennsylvania Industrial Loans	(72)	(271)
Principal payments on capital lease obligations	(615)	(543)
Buyback of common stock	—	(357)
Proceeds from exercise of stock options	369	47
Fees paid and capitalized related to debt issuance	(981)	(4,260)
Other	(359)	(257)

Net cash provided by financing activities	22,003	36,558

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(42)	(96)

Net (decrease) increase in cash	(1,245)	9,852
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,445	1,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,200	$10,901

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$9,151	$8,158

Cash paid during the period for income taxes	$1,341	$525

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2012, the consolidated results of operations, comprehensive income (loss) for the three and six months ended April 30, 2012 and 2011, and consolidated cash flows for the six months ended April 30, 2012 and 2011, respectively, have been made. The consolidated results of operations for the three and six months ended April 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	EARNINGS PER SHARE (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2012	2011	2012	2011
Weighted average common shares outstanding:
Basic	5,511,489	6,137,654	5,503,078	6,140,046
Effect of dilutive securities:
Options to purchase shares of common stock	45,946	—	37,235	35,745

Diluted	5,557,435	6,137,654	5,540,313	6,175,791

For the three months ended April 30, 2012 and 2011, the Company had 22,000 and 95,180 stock options outstanding, respectively, and for the six months ended April 30, 2012 and 2011, the Company had 42,000 and 117,180 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods and were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during those respective periods. For the three months ended April 30, 2011, the Company had 39,676 stock options outstanding that, at the time, could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

During February 2012, the Company settled the net current asset adjustment with Chelsea Industries (the “seller”), Webster’s former parent. The full 5% escrow amount was distributed to seller, and additionally the Company paid approximately $749,000 on February 15, 2012. The amount has been reflected as an increase to the purchase price bringing the purchase price to $26.7 million, before expenses. At October 31, 2011, the Company estimated the net current asset true-up to be an additional $0.6 million owed by the Company to Chelsea Industries and included said amount in the estimated purchase price.

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

	Preliminary Allocation At April 30, 2012	Preliminary Allocation At October 31, 2011
	(in thousands)
Accounts receivable	$18,030	$18,030
Inventories	23,770	23,799
Other current assets	781	700
Property, plant and equipment	7,144	7,144
Intangible assets	2,005	2,005

Total identifiable assets acquired	51,730	51,678
Accounts payable	5,398	5,494
Accrued expenses	5,033	5,015
Pension liability	930	893
Deferred income tax liability	5,386	5,403

Total liabilities assumed	16,747	16,805
Net identifiable assets acquired	34,983	34,873
Purchase price	26,697	26,560

Gain on bargain purchase	$8,286	$8,313

The reduction of $27,000 in the gain on bargain purchase was recognized in other, net in the consolidated statement of operations for the six months ended April 30, 2012 reflecting revisions to the fair value estimates of the assets acquired and liabilities assumed. The gain on bargain purchase remains subject to further adjustment as the Company completes its analysis of the fair value of Webster’s property, plant and equipment and pension liability.

In addition to the $0.7 million of acquisition-related costs expensed in fiscal 2011, the Company recognized approximately $0.2 million and $0.6 million of acquisition-related costs in the three and six months ended April 30, 2012, respectively. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the three and six months ended April 30, 2012.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)	ACQUISITIONS (Continued)

The following unaudited pro forma information summarizes the results of operations for the three and six months ended April 30, 2011, as if the Webster acquisition had been completed as of November 1, 2010. The pro forma information below gives effect to actual operating results prior to the acquisition. The pro forma information includes: adjustments for additional interest expense related to the borrowings made under the Credit Facility to finance the acquisition and acquisition-related fees; depreciation expense based on the preliminary assessment of fair value of the newly acquired property, plant and equipment using the Company’s depreciation policy; amortization expense related to identifiable intangible assets using the straight-line method over a weighted average life of 12 years; the increase in the LIFO reserve related to the Webster inventory added to the Company’s LIFO layers; and the application of the Company’s effective tax rate on Webster’s pre-tax earnings. Also included in the pro forma net income for the six months ended April 30, 2011 is the gain on bargain purchase of $8.3 million, based on the estimated fair values of assets acquired and liabilities assumed at October 14, 2011 and $0.7 million of acquisition-related costs. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of November 1, 2010 or that may be obtained in the future.

	For the Three Months Ended April 30, 2011	For the Six Months Ended April 30, 2011
	unaudited (in thousands)
Net sales	$280,289	$529,956
Operating income	$3,264	$1,404
Net (loss) income	$(1,450)	$3,620

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

Inventories are comprised of the following:

	April 30, 2012	October 31, 2011
	(in thousands)
Raw materials	$37,830	$41,858
Finished goods	60,199	56,059
Supplies	5,341	5,264

	103,370	103,181
Less: Inventory reserve	122	89

Inventories, net	$103,248	$103,092

The LIFO method was used for determining the cost of approximately 86% of total inventories at April 30, 2012 and October 31, 2011, respectively. Inventories would have increased by $41.4 million and $32.5 million at April 30, 2012 and October 31, 2011, respectively, if the FIFO method had been used exclusively. Since the

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

(5) DEBT

A summary of the components of debt is as follows:

	April 30, 2012	October 31, 2011
	(in thousands)
Credit facility (a)	$56,307	$32,646
8.25% senior notes due 2019 (b)	200,000	200,000
Pennsylvania Industrial Loans (c)	1,282	1,354
Foreign bank borrowings (d)	—	—

Total debt	257,589	234,000
Less: current portion	149	145

Long-term debt	$257,440	$233,855

(a)	Credit Facility

On February 22, 2012, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Amended and Restated Credit Facility”) with Wells Fargo Bank National Association (“Wells Fargo”) successor to Wachovia Bank N.A., as a lender thereunder and as agent for the secured parties thereunder. The Company previously was party to a Loan and Security Agreement with Wells Fargo as initial lender thereunder and as agent for the lenders thereunder which was last amended and restated on October 30, 2008 (the “Credit Facility”). “Credit Facility” refers to either the prior Credit Facility or the Amended and Restated Credit Facility as the context requires. The maximum borrowing amount under the Amended and Restated Credit Facility remains the same as the Credit Facility at $150.0 million with a maximum for letters of credit of $20.0 million. The maturity date has been extended from December 15, 2012 to February 21, 2017.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $61.2 million and $46.8 million, with a weighted average interest rate of 2.7% and 2.8%, during the three months ended April 30, 2012 and 2011, respectively. The Company had average borrowings under the Credit Facility of approximately $54.7 million and $42.9 million, with a weighted average interest rate of 2.8% during each of the six month periods ended April 30, 2012 and 2011, respectively. Under the Amended and Restated Credit Facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%. Under the prior Credit Facility, interest rates were substantially similar, although LIBOR borrowings up to six months were at a margin of LIBOR plus 2.25% to 2.75%.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	DEBT (Continued)

Borrowings and letters of credit available under the Amended and Restated Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The prior Credit Facility’s borrowing base also included real property and equipment. The sum of the eligible assets at April 30, 2012 and October 31, 2011 supported a borrowing base of $144.8 million and $148.4 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $0.5 million at April 30, 2012 and October 31, 2011, respectively. Availability at April 30, 2012 and October 31, 2011 under the Credit Facility was $88.0 million and $115.3 million, respectively. The Credit Facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries. Pursuant to the Amended and Restated Credit Facility, mortgages and liens on the Company’s real property and equipment under the prior Credit Facility were released.

The Credit Facility provides for events of default. If an event of default occurs and is continuing, amounts due under the Credit Facility may be accelerated and the commitments to extend credit thereunder terminated, and the rights and remedies of the lenders may be exercised including rights with respect to the collateral securing the obligations under the Credit Facility. The Credit Facility also contains covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. The prior Credit Facility had key financial covenants applicable if Excess Availability was below a specified amount. The Amended and Restated Credit Facility resulted in the removal of the financial covenants except for the fixed charge coverage ratio, which is triggered when Excess Availability is below $22.5 million for the immediately preceding fiscal quarter (compared to the $35 million trigger in the prior Credit Facility), in which case a fixed charge coverage ratio test of 1.0x must be met.

In addition, if Excess Availability under the Credit Facility is less than $25.0 million (which was $15.0 million under the prior Credit Facility), a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the Credit Facility ranged from $64.1 million to $124.4 million during the six months ended April 30, 2012 and from $74.1 million to $149.5 million during the six months ended April 30, 2011.

The Company has capitalized $1.3 million of fees related to the Amended and Restated Credit Facility. These fees, along with the unamortized fees of $0.4 million related to the prior Credit Facility, are being amortized on a straight line basis over 60 months, the term of the Amended and Restated Credit Facility.

The Company was in compliance with the financial covenants at April 30, 2012 and October 31, 2011.

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

incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at April 30, 2012 and October 31, 2011.

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

Approximately $4.9 million of fees were capitalized related to the issuance of the 2019 Notes. These fees are being amortized on a straight line basis over eight years, the term of the 2019 Notes. During the three and six months ended April 30, 2012, $0.2 million and $0.3 million, respectively, was amortized into interest expense related to the 2019 Notes.

(c)	Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $11.6 million at April 30, 2012.

(d)	Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at April 30, 2012 and October 31, 2011. Availability under the Canadian credit facility at April 30, 2012 and October 31, 2011 was $5.1 million and $5.0 million, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	DEBT (Continued)

Fair Value Measurements

The fair value of the 2019 Notes is based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans approximates its fair value based on observable inputs (Level 2). The carrying value and fair value of the Company’s fixed rate debt at April 30, 2012 and October 31, 2011 are as follows:

	April 30, 2012		October 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 Notes	$200,000	$209,500	$200,000	$192,626
Pennsylvania Industrial Loans	1,282	1,282	1,354	1,354

Total	$201,282	$210,782	$201,354	$193,980

(6) ACCRUED EXPENSES

At April 30, 2012 and October 31, 2011, accrued expenses consist of the following:

	April 30, 2012	October 31, 2011
	(in thousands)
Payroll and employee related	$7,456	$13,042
Customer rebates	6,820	9,847
Interest	830	782
Taxes (other than income)	1,934	2,523
Accrual for performance units	1,370	1,135
Accrued professional fees	1,123	1,227
Current portion of capital lease	1,284	1,247
Other	3,648	4,817

Accrued expenses	$24,465	$34,620

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY

Share-Based Compensation

At April 30, 2012, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. Total share-based compensation expense related to the Company’s stock option plans are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Cost of sales	$149	$85	$260	$192
Selling expense	169	100	308	210
General and administrative expense	572	527	1,201	979

Total	$890	$712	$1,769	$1,381

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company initially reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2012 and 2011 has been made from new shares. At April 30, 2012, 378,237 shares are available to be issued under the 2005 Option Plan.

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

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the three and six months ended April 30, 2012 and 2011:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2012	2011	2012	2011
Risk-free interest rates	1.43%	2.87%	1.43%	2.87%
Expected life in years	7.5	7.5	7.5	7.5
Expected volatility	42.43%	42.62%	42.43%	42.62%
Dividend rate	0%	0%	0%	0%
Weighted average fair value per option at date of grant	$15.79	$14.19	$15.79	$14.19

The following table summarizes the Company’s stock option plans as of April 30, 2012, and changes during the six months ended April 30, 2012:

	1995 Option Plan		2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2011 (193,032 options exercisable)	142,832		85,000	227,832	$23.07	$7.87-42.60	3.1	$1,589
Granted	—		12,000	12,000	$33.67	$33.67

Exercised	(73,444	)(a)	(9,000)	(82,444)	$27.39	$8.70-33.84
Forfeited/Cancelled	—		(2,000)	(2,000)	$42.60	$42.60
Expired	(1,000)		—	(1,000)	$32.80	$32.80

Options outstanding at April 30, 2012	68,388		86,000	154,388	$21.27	$7.87-42.60	4.5	$2,216

Vested and expected to vest at April 30, 2012	68,388		86,000	154,388	$21.27		4.5	$2,216

Exercisable at April 30, 2012	68,388		51,600	119,988	$18.97		3.3	$2,016

(a)	Includes 2,000 options exercised at an exercise price of $9.30 per option and 59,180 options exercised at an exercise price of $31.60 per option for which 54,139 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	SHAREHOLDERS’ EQUITY (Continued)

The table below presents information related to stock option activity for the three and six months ended April 30, 2012 and 2011:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Total intrinsic value of stock options exercised	$356	$20	$509	$82
Total fair value of stock options vested	$170	$277	$229	$336

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and six months ended April 30, 2012 was approximately $56,000 and $113,000, respectively, and $128,000 and $199,000 for the three and six months ended April 30, 2011, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2012 and 2011. For the three and six months ended April 30, 2012 and 2011, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of April 30, 2012, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at April 30, 2012 and changes during the six months ended April 30, 2012 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2011	34,800	$16.38
Granted	12,000	$15.79
Vested	(12,400)	$18.43
Forfeited	—	—

Non-vested at April 30, 2012	34,400	$15.43

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

Total share-based compensation expense related to the Units was approximately $834,000 and $1.7 million for the three and six months ended April 30, 2012, respectively and $584,000 and $1.2 million for the three and six months ended April 30, 2011, respectively. At April 30, 2012 and October 31, 2011, there were $1.4 million and $1.1 million in current liabilities, respectively, and $1.4 million and $1.3 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	SHAREHOLDERS’ EQUITY (Continued)

The following table summarizes the Units as of April 30, 2012, and changes during the six months ended April 30, 2012:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2011	147,891	$0.00	1.5	$3,997
Units granted	134,066	$0.00
Units exercised	(45,965)	$0.00		$1,305
Units forfeited or cancelled	(300)

Units outstanding at April 30, 2012	235,692	$0.00	2.2	$8,219

Vested and expected to vest at April 30, 2012	223,911		2.2	$7,808

Exercisable at April 30, 2012	—

During the six months ended April 30, 2012, the Company paid $0.9 million in cash and issued 1,591 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first six months of fiscal 2012. During the six months ended April 30, 2011, the Company paid $0.6 million in cash and issued 2,009 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first six months of fiscal 2011.

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

On September 15, 2010, the Company’s Board terminated the June 2010 Stock Repurchase Program (which had approximately $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). On June 16, 2011, the Company’s Board authorized an increase to the September 2010 Stock Repurchase Program which had approximately $4.5 million available to repurchase, to $20.0 million. As of April 30, 2012, approximately $1.0 million remained available for repurchase under such program.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	SHAREHOLDERS’ EQUITY (Continued)

The following table provides a summary of the quarterly repurchase activity during fiscal 2011 and the six months ended April 30, 2012 under the stock repurchase programs approved by the Board:

	Total number of shares purchased		Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plans or programs
Fiscal 2011 period
Quarter ending January 31, 2011	5,900		$26.17	$4,744,699
Quarter ending April 30, 2011	7,100		$28.52	$4,542,192
Quarter ending July 31, 2011	650,000	(a)	$29.30	$955,000
Quarter ending October 31, 2011	—		$—	$955,000
Fiscal 2012 period
Quarter ending January 31, 2012	—		$—	$955,000
Quarter ending April 30, 2012	—		$—	$955,000

(a)	On June 17, 2011, the Company repurchased 650,000 shares of its common stock in privately negotiated transactions at an aggregate purchase price of $19.0 million, or $29.30 per share. The purchase price per share represented a discount of 1.9% to the closing price of the Company’s common stock on June 17, 2011.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$275,932	$20,731	$296,663
Intercompany sales	11,620	—	11,620
Gross profit	39,412	3,730	43,142
Operating income	11,238	1,495	12,733

	For the Three Months Ended April 30, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$228,935	$19,605	$248,540
Intercompany sales	10,433	—	10,433
Gross profit	25,600	4,270	29,870
Operating income	2,043	2,308	4,351

	For the Six Months Ended April 30, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$526,758	$37,569	$564,327
Intercompany sales	20,779	—	20,779
Gross profit	71,415	6,381	77,796
Operating income	16,124	1,996	18,120

	For the Six Months Ended April 30, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$430,995	$35,272	$466,267
Intercompany sales	18,407	—	18,407
Gross profit	51,592	7,788	59,380
Operating income	5,932	3,432	9,364

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Custom films	$89,106	$85,607	$170,397	$158,367
Stretch (pallet) wrap	85,391	81,672	165,169	154,681
Food contact	49,758	33,117	95,102	65,904
Canliners	31,083	11,200	61,300	22,894
PROformance® films	19,204	21,463	36,831	38,201
Printed and converted films	5,750	2,788	9,154	5,256
Other products and specialty films	16,371	12,693	26,374	20,964

Total	$296,663	$248,540	$564,327	$466,267

The Company has revised the above three and six months ended April 30, 2011 presentation to conform with the three and six months ended April 30, 2012 presentation to rename the product line of polyvinyl chloride wrap to food contact, to add the product line of canliners previously included within other products and specialty films, and to reclassify a product line contained within the previously named polyvinyl chloride wrap to other products and specialty films. The product lines added from the acquisition of Webster are food contact and canliners.

(9) COMMITMENTS AND CONTINGENCIES

Capital Lease Commitments

As of April 30, 2012, future minimum lease payments on capitalized leases were as follows:

For the years ending October 31,	Capital Leases
(in thousands)
Remainder of 2012	$739
2013	1,478
2014	1,455
2015	578
2016	—

Total minimum lease payments	4,250
Less: Amounts representing interest	349

Present value of minimum lease payments	3,901
Less: Current portion of obligations under capital leases	1,284

Long-term portion of obligations under capital leases	$2,617

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)	COMMITMENTS AND CONTINGENCIES (Continued)

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

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. Average resin cost during the three and six months ended April 30, 2012 was 3% higher, or $0.03 per pound, and 2% higher or $0.02 per pound, respectively, than the average resin cost during the three and six months ended April 30, 2011. During the second quarter of 2012, average resin prices increased $0.06 per pound from the preceding quarter. Due to fluctuating prices of oil and natural gas and exporting activities, we believe that resin prices will continue to fluctuate widely during the remainder of fiscal 2012, with price decreases already announced for the month of May. The increases in resin costs magnify the importance of adjusting selling prices on a timely basis. We have made progress in shortening this time lag, but we still have customers whose contracts provide price protection beyond one month. There can be no assurance that we will be able to continue to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances affecting many of our customers, distributors and suppliers.

We have seen positive signs of stabilization in our markets, although the impact of the recession continues. It is, however, difficult to predict the continuing pace of marketplace consolidation or the impact of current and future economic circumstances on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. Resin prices have been increasing faster than we have been able to pass these increases through to our customers. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe we have taken appropriate steps to minimize the impact of these conditions, primarily through staff reductions, shut downs of idle equipment and plant closures.

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

Results of Operations—Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

The following table presents unaudited selected financial data for the three months ended April 30, 2012 and 2011 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	April 30, 2012		April 30, 2011		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$296,663	$1.21	$248,540	$1.12	19.4%	$48,123
Gross profit	43,142	0.18	29,870	0.13	44.4%	13,272
Operating expenses:
Delivery	13,294	0.05	11,296	0.05	17.7%	1,998
Selling	10,011	0.04	8,786	0.04	13.9%	1,225
General and administrative	7,104	0.03	5,441	0.02	30.6%	1,663

Total operating expenses	$30,409	$0.12	$25,523	$0.11	19.1%	$4,886

Pounds sold		246,049 lbs.		221,979 lbs.

Net Sales

The increase in Net sales for the three months ended April 30, 2012 was the result of a 5% increase in average selling prices positively affecting net sales by $13.1 million, primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, combined with a 2% increase in sales volume, excluding Webster, positively affecting net sales by $6.0 million. The Webster acquisition added $29.4 million in Net sales and 19.0 million pounds sold during the second quarter of fiscal 2012. The second quarter of fiscal 2012 also included a $0.4 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $5.6 million increase in the LIFO reserve during the second quarter of fiscal 2012 versus a $9.3 million increase in the LIFO reserve during the second quarter of fiscal 2011, representing a decrease of $3.7 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter and $3.3 million in gross profit contributed from Webster, gross profit increased $6.3 million primarily due to increased sales volumes and improved material margins and plant utilization.

Operating Expenses

Webster incurred $3.9 million in operating expenses in the second quarter of fiscal 2012. Without the Webster impact, operating expenses increased $1.0 million, primarily due to increased volumes sold in the second quarter of fiscal 2012 increasing selling and delivery expenses, an increase in fuel costs, and an increase in share-based compensation costs associated with our stock options and performance units.

Interest Expense

Interest expense for the three months ended April 30, 2012 decreased $0.8 million to $4.9 million as compared to the prior year period. Included in interest expense for the prior year period are the write-off of unamortized issuance costs of $1.0 million related to the 2013 Notes, the early tender fee paid to the 2013 Note holders of $0.3 million and $0.3 million of fees related to the partial repurchase of the 2013 Notes. Without these items, interest expense increased $0.8 million from the same period in the prior year period and is primarily due to an increase in interest rates (7.875% to 8.25%) and aggregate principal amount (from $160.2 million to $200.0 million) related to our 2019 Notes increasing interest expense by $0.7 million and a $0.1 million increase in interest expense resulting from higher average borrowings on our Credit Facility.

Income Tax Provision

The provision for income taxes for the three months ended April 30, 2012 was $3.0 million on income before the provision for income taxes of $7.8 million. The difference between our effective tax rate of 38.3 percent for the three months ended April 30, 2012 and the U.S. statutory tax rate of 35.0 percent, primarily relates to a provision for state taxes in the United States, net of federal benefit (+3.7%) and a provision for foreign taxes paid (+0.6%), partially offset by the differential in the U.S and the Canadian statutory rates (-1.1%).

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

Results of Operations—First Six Months of Fiscal 2012 Compared to First Six Months of Fiscal 2011

The following table presents unaudited selected financial data for the six months ended April 30, 2012 and 2011 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended
	April 30, 2012		April 30, 2011		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$564,327	$1.18	$466,267	$1.10	21.0%	$98,060
Gross profit	77,796	0.16	59,380	0.14	31.0%	18,416
Operating expenses:
Delivery	25,781	0.06	21,589	0.05	19.4%	4,192
Selling	19,805	0.04	17,497	0.04	13.2%	2,308
General and administrative	14,090	0.03	10,912	0.03	29.1%	3,178

Total operating expenses	$59,676	$0.13	$49,998	$0.12	19.4%	$9,678

Pounds sold		477,361 lbs.		423,978 lbs.

Net Sales

The increase in Net sales for the six months ended April 30, 2012 was the result of a 5% increase in average selling prices positively affecting net sales by $22.4 million, primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, combined with a 4% increase in sales volume, excluding Webster, positively affecting net sales by $17.2 million. The Webster acquisition added $59.2 million in Net sales and 38.4 million pounds sold during the six months ended April 2012. The first six months of fiscal 2012 also included a $0.7 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was an $8.9 million increase in the LIFO reserve during the first six months of fiscal 2012 versus a $13.4 million increase in the LIFO reserve during the first six months of fiscal 2011, representing a decrease of $4.5 million year-over-year. Excluding the impact of the LIFO reserve change during the six months and $5.7 million in gross profit contributed from Webster, gross profit increased $8.2 million primarily due to increased sales volumes and improved material margins and plant utilization.

Operating Expenses

Webster incurred $7.5 million in operating expenses during the first six months of fiscal 2012. Without the Webster impact, operating expenses increased $2.2 million, primarily due to increased volumes sold in the first six months increasing selling and delivery expenses, increased fuel costs, and an increase in share-based compensation costs associated with our stock options and performance units.

Interest Expense

Interest expense for the six months ended April 30, 2012 increased $0.2 million to $9.7 million as compared to the prior year period. Included in interest expense for the prior year period are the write-off of unamortized issuance costs of $1.0 million related to the 2013 Notes, the early tender fee paid to the 2013 Note holders of $0.3 million and $0.3 million of fees related to the partial repurchase of the 2013 Notes. Without these items, interest expense increased $1.8 million from the same period in the prior year period and is primarily due to an increase in interest rates (7.875% to 8.25%) and aggregate principal amount (from $160.2 million to $200.0 million) related to our 2019 Notes increasing interest expense by $1.7 million and a $0.2 million increase in interest expense resulting from higher average borrowings on our Credit Facility.

Income Tax Provision

The provision for income taxes for the six months ended April 30, 2012 was $3.3 million on income before the provision for income taxes of $8.5 million. The difference between our effective tax rate of 38.8 percent for the six months ended April 30, 2012 and the U.S. statutory tax rate of 35.0 percent, primarily relates to a provision for state taxes in the United States, net of federal benefit (+3.7%) and a provision for foreign taxes paid (+1.0%), partially offset by the differential in the U.S and the Canadian statutory rates (-1.2%).

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Second Quarter Fiscal 2012	Second Quarter Fiscal 2011	April YTD Fiscal 2012	April YTD Fiscal 2011
	(in thousands)
Net income (loss)	$4,837	$(678)	$5,191	$387
Provision (benefit) for taxes	3,004	(671)	3,285	(429)
Interest expense	4,871	5,652	9,708	9,465
Depreciation and amortization expense	5,610	5,525	11,301	10,893
Increase in LIFO reserve	5,607	9,285	8,900	13,372
Other non-operating expense (income)	21	48	(64)	(59)
Non-cash share-based compensation	890	712	1,769	1,381

Adjusted EBITDA	$24,840	$19,873	$40,090	$35,010

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

Despite the challenging financial markets and economic conditions in recent years, we believe we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. Availability under our Credit Facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $93.1 million at April 30, 2012. As of April 30, 2012, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $252.4 million, compared with $227.6 million at the end of fiscal 2011. The increase is primarily due to increased borrowings on our Credit Facility.

In February 2012, we entered into an Amended and Restated Credit Facility with Wells Fargo. The term has been extended from December 15, 2012 to February 21, 2017, with a maximum borrowing amount remaining the same at $150.0 million with a maximum for letters of credit of $20.0 million.

Our working capital amounted to $148.4 million at April 30, 2012 compared to $117.2 million at October 31, 2011. We used the LIFO method for determining the cost of approximately 86% of our total inventories at April 30, 2012. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. Therefore, the effect of using LIFO when inventory costs are increasing is lower inventory values, higher cost of sales and lower taxable income. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $189.8 million and $149.7 million at April 30, 2012 and October 31, 2011, respectively. During the six months ended April 30, 2012, the LIFO reserve increased $8.9 million to $41.4 million as a result of rising resin costs and increased inventory levels. Despite the negative effects on our results of operations and our financial position (an increase to cost of sales of $8.9 million for the six months ended April 30, 2012 and a reduction of inventory of $41.4 million at April 30, 2012), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the six months ended April 30, 2012 and 2011:

	For the Six Months Ended April 30,
	2012	2011
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(12,835)	$(18,075)
Investing activities	(10,371)	(8,535)
Financing activities	22,003	36,558
Effect of exchange rate changes on cash	(42)	(96)

(Decrease) increase in cash and cash equivalents	$(1,245)	$9,852

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $5.2 million at April 30, 2012, as compared to $6.4 million at October 31, 2011. Cash used by operating activities during the six months ended April 30, 2012 was $12.8 million, which includes net income of $5.2 million adjusted for non-cash items totaling $25.7 million primarily related to depreciation and amortization and change in LIFO reserve. Cash used by operating activities primarily includes a $9.1 million increase in inventories excluding the non-cash effects of LIFO reflecting higher resin costs, a $4.2 million increase in accounts receivable reflecting higher selling prices and volumes sold, an $18.6 million decrease in accounts payable due to the timing of payments and an $11.1 million decrease in accrued expenses, primarily as a result of bonus payments and customer annual rebates accrued at October 31, 2011 and paid during fiscal 2012.

Investing Activities

Net cash used in investing activities during the six months ended April 30, 2012 was $10.4 million, resulting from $9.6 million in capital expenditures during the period and the net working capital true-up payment to Chelsea Industries of $0.8 million related to the acquisition of Webster.

Financing Activities

Net cash provided by financing activities during the six months ended April 30, 2012 was $22.0 million, resulting primarily from $23.7 million in borrowings under our Credit Facility, partially offset by $0.6 million of capital lease payments and $1.0 million of fees paid and capitalized related to our Amended and Restated Credit Facility and 2019 Notes.

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

We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at April 30, 2012 and October 31, 2011 under the Credit Facility was $88.0 million and $115.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at April 30, 2012 and October 31, 2011. Availability under the Canadian credit facility at April 30, 2012 and October 31, 2011 was $5.1 million and $5.0 million, respectively.

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt and the Amended and Restated Credit Facility.

Repurchase Programs

As of April 30, 2012, approximately $1.0 million remained available for repurchase under the September 2010 Stock Repurchase Program. Please refer to Note 7 of the consolidated financial statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of April 30, 2012 are as follows:

	For the Years Ending October 31,
	Borrowings (1) (2)	Interest on Fixed Rate Borrowings (3)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2012	$74	$8,280	$739	$4,037	$13,130
2013	152	16,554	1,478	7,159	25,343
2014	89	16,548	1,455	6,317	24,409
2015	87	16,544	578	4,255	21,464
2016	92	16,540	—	2,906	19,538
Thereafter	257,095	41,529	—	3,193	301,817

Total	$257,589	$115,995	$4,250	$27,867	$405,701

(1)	In February 2012 we entered into an Amended and Restated Credit Facility which has extended the term of our Credit Facility from December 15, 2012 to February 21, 2017. See Note 5 of the consolidated financial statements for further discussion of our debt and the Amended and Restated Credit Facility.
(2)	Borrowings include $200.0 million aggregate principal amount of 2019 Notes. See Note 5 of the consolidated financial statements for further discussion of our debt.
(3)	Excludes interest payable on the outstanding balance of our Amended and Restated Credit Facility.

In addition to the amounts reflected in the table above:

We expect to incur approximately $25.0 million of capital expenditures during the remainder of fiscal 2012. This amount includes expenditures to improve the efficiency and productivity of the recently acquired Webster plant in Montgomery, Alabama, the purchase of our Bowling Green plant, and the purchase of a new corporate headquarters building in Montvale, New Jersey. The closing of the new corporate headquarters is anticipated to occur during the second half of fiscal 2012 with an expected purchase price of $4.2 million.

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

There were no material changes to our critical accounting policies during the six months ended April 30, 2012.

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

In June 2011, the FASB issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance eliminates the option to report components of other comprehensive income as part of the statement of equity. We have implemented this guidance effective for our second quarter ending April 30, 2012. The adoption of this guidance impacted only the presentation of the financial statements.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2012, the carrying value of our total debt was $257.6 million of which approximately $201.3 million was fixed rate debt (2019 Notes and the Pennsylvania Industrial Loans). As of April 30, 2012, the estimated fair value of our 2019 Notes was approximately $209.5 million. As of April 30, 2012, the carrying value of our Pennsylvania Industrial Loans was $1.3 million which approximates fair value.

Floating rate debt at April 30, 2012 and October 31, 2011 totaled $56.3 million and $32.6 million, respectively. Based on the floating rate debt outstanding at April 30, 2012 (our Credit Facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of approximately $0.3 million.

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

As of April 30, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2012, there were no shares purchased under the current stock repurchase program. Approximately $1.0 million remains available to repurchase under the current repurchase program at April 30, 2012.

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

AEP Industries Inc.

Dated: June 11, 2012	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: June 11, 2012	By:	/s/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)