Form 10-Q
period 2012-07-31
AEP INDUSTRIES INC
filed 2012-09-10
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 7, 2012 was 5,525,946.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2012	October 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,338	$6,445
Accounts receivable, less allowance for doubtful accounts of $3,292 and $3,333 in 2012 and 2011, respectively	106,589	109,061
Inventories, net	96,921	103,092
Deferred income taxes	3,120	6,750
Other current assets	3,816	3,518

Total current assets	211,784	228,866

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $318,808 and $302,222 in 2012 and 2011, respectively	179,199	169,580
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $1,284 and $988 in 2012 and 2011, respectively	3,628	3,924
OTHER ASSETS	7,001	6,428

Total assets	$408,483	$415,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$268	$145
Accounts payable	74,535	76,881
Accrued expenses	34,989	34,620

Total current liabilities	109,792	111,646
LONG-TERM DEBT	204,337	233,855
DEFERRED INCOME TAXES	18,461	12,863
OTHER LONG-TERM LIABILITIES	7,763	7,319

Total liabilities	340,353	365,683

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,129,288 and 11,096,118 shares issued in 2012 and 2011, respectively	111	111
Additional paid-in capital	110,130	109,519
Treasury stock at cost, 5,605,783 shares in 2012 and 2011	(169,826)	(169,826)
Retained earnings	125,632	108,164
Accumulated other comprehensive income	2,083	2,018

Total shareholders’ equity	68,130	49,986

Total liabilities and shareholders’ equity	$408,483	$415,669

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2012	2011	2012	2011
NET SALES	$291,988	$246,385	$856,315	$712,652
COST OF SALES	235,457	211,079	721,988	617,966

Gross profit	56,531	35,306	134,327	94,686
OPERATING EXPENSES:
Delivery	13,066	11,479	38,847	33,068
Selling	10,528	8,710	30,333	26,207
General and administrative	8,112	6,179	22,202	17,091

Total operating expenses	31,706	26,368	91,382	76,366
OTHER OPERATING INCOME (EXPENSE):
Gain (loss) on sales of property, plant and equipment, net	—	2	—	(16)

Operating income	24,825	8,940	42,945	18,304
OTHER (EXPENSE) INCOME:
Interest expense	(4,694)	(5,053)	(14,402)	(14,518)
Other, net	14	73	78	132

Income before provision for income taxes	20,145	3,960	28,621	3,918
PROVISION FOR INCOME TAXES	(7,868)	(1,432)	(11,153)	(1,003)

Net income	$12,277	$2,528	$17,468	$2,915

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$2.22	$0.43	$3.17	$0.48

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$2.20	$0.43	$3.15	$0.48

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2012	2011	2012	2011
Net income	$12,277	$2,528	$17,468	$2,915
Other comprehensive (loss) income:
Foreign currency translation adjustments	(211)	(131)	(35)	676
Amortization of prior service cost and actuarial net loss, net of tax	31	26	100	74

Total other comprehensive (loss) income	(180)	(105)	65	750

Comprehensive income	$12,097	$2,423	$17,533	$3,665

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,468	$2,915
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,927	16,226
Change in LIFO reserve	(7,150)	8,020
Amortization of debt fees	746	807
Provision for losses on accounts receivable and inventories	607	439
Provision for deferred income taxes	9,599	(69)
Share-based compensation expense	3,781	1,543
Write-off of 2013 senior note issuance costs	—	1,239
Premium on purchase of 2013 senior notes	—	334
Other	80	(15)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,025	(5,738)
Decrease (increase) in inventories	13,110	(21,735)
(Increase) decrease in other current assets	(658)	346
Decrease (increase) in other assets	84	(294)
Decrease in accounts payable	(2,234)	(10,629)
(Decrease) increase in accrued expenses	(1,207)	2,563
Increase (decrease) in other long-term liabilities	388	(217)

Net cash provided by (used in) operating activities	53,566	(4,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,266)	(11,234)
Net working capital true-up related to Webster acquisition	(749)	—
Net proceeds from dispositions of property, plant and equipment	—	23

Net cash used in investing activities	(27,015)	(11,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 8.25% 2019 senior notes	—	200,000
Repurchase of 7.875% 2013 senior notes	—	(160,494)
Net (repayments) borrowings from Credit Facility	(32,646)	1,705
Proceeds from mortgage loan note	3,360	—
Repayments of Pennsylvania Industrial Loans	(109)	(406)
Principal payments on capital lease obligations	(929)	(820)
Buyback of common stock	—	(19,402)
Proceeds from exercise of stock options	401	62
Fees paid and capitalized related to debt issuance	(1,356)	(4,759)
Other	(359)	(494)

Net cash (used in) provided by financing activities	(31,638)	15,392

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(20)	(67)

Net decrease in cash	(5,107)	(151)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,445	1,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,338	$898

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$9,563	$8,804

Cash paid during the period for income taxes	$1,606	$749

Equipment financed through capital lease obligation during period	$662	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2012, the consolidated results of operations, comprehensive income for the three and nine months ended July 31, 2012 and 2011, and consolidated cash flows for the nine months ended July 31, 2012 and 2011, respectively, have been made. The consolidated results of operations for the three and nine months ended July 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Certain prior year amounts have been reclassified to conform to the current period presentation.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2012	2011	2012	2011
Weighted average common shares outstanding:
Basic	5,521,336	5,825,644	5,509,208	6,034,094
Effect of dilutive securities:
Options to purchase shares of common stock	55,962	42,025	43,263	38,936

Diluted	5,577,298	5,867,669	5,552,471	6,073,030

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS PER SHARE (Continued)

For the three months ended July 31, 2012 and 2011, the Company had 10,000 and 95,180 stock options outstanding, respectively, and for the nine months ended July 31, 2012 and 2011, the Company had 42,000 and 105,180 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during those respective periods.

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

The purchase of Webster provides the Company entry into a new market with significant cross-selling potential. The acquisition resulted in a gain on bargain purchase as the seller was motivated to sell the assets of Webster since they were no longer a core part of the seller’s business. At the time of the acquisition, the Company believed it would have the opportunity to achieve significant cost savings, realized principally from improved resin purchasing and other synergies throughout the combined organization.

The acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date and the revised amounts based on the settlement of the net current asset adjustment. The fair value allocated to property, plant and equipment and pension liability is still preliminary and will be finalized no later than one year from the acquisition date.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) ACQUISITIONS (Continued)

	Preliminary Allocation At July 31, 2012	Preliminary Allocation At October 31, 2011
	(in thousands)
Accounts receivable	$18,030	$18,030
Inventories	23,770	23,799
Other current assets	781	700
Property, plant and equipment	7,144	7,144
Intangible assets	2,005	2,005

Total identifiable assets acquired	51,730	51,678
Accounts payable	5,398	5,494
Accrued expenses	5,033	5,015
Pension liability	930	893
Deferred income tax liability	5,386	5,403

Total liabilities assumed	16,747	16,805
Net identifiable assets acquired	34,983	34,873
Purchase price	26,697	26,560

Gain on bargain purchase	$8,286	$8,313

The reduction of $27,000 in the gain on bargain purchase was recognized in other, net in the consolidated statement of operations for the nine months ended July 31, 2012 reflecting revisions to the fair value estimates of the assets acquired and liabilities assumed. The gain on bargain purchase remains subject to further adjustment as the Company completes its analysis of the fair value of Webster’s property, plant and equipment and pension liability.

In addition to the $0.7 million of acquisition-related costs expensed in fiscal 2011, the Company recognized approximately $0.6 million of acquisition-related costs in the nine months ended July 31, 2012. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the nine months ended July 31, 2012. No acquisition-related costs were incurred during the three months ended July 31, 2012.

The following unaudited pro forma information summarizes the results of operations for the three and nine months ended July 31, 2011, as if the Webster acquisition had been completed as of November 1, 2010. The pro forma information below gives effect to actual operating results prior to the acquisition. The pro forma information includes: adjustments for additional interest expense related to the borrowings made under the Credit Facility to finance the acquisition and acquisition-related fees; depreciation expense based on the preliminary assessment of fair value of the newly acquired property, plant and equipment using the Company’s depreciation policy; amortization expense related to identifiable intangible assets using the straight-line method over a weighted average life of 12 years; the increase in the LIFO reserve related to the Webster inventory added to the Company’s LIFO layers; and the application of the Company’s effective tax rate on Webster’s pre-tax earnings. Also included in the pro forma net income for the nine months ended July 31, 2011 is the gain on bargain purchase of $8.3 million, based on the estimated fair values of assets acquired and liabilities assumed at October 14, 2011 and $0.7 million of acquisition-related costs. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of November 1, 2010 or that may be obtained in the future.

	For the Three Months Ended July 31, 2011	For the Nine Months Ended July 31, 2011
	unaudited (in thousands)
Net sales	$281,992	$811,948
Operating income	$7,551	$8,955
Net income	$1,603	$5,223

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Inventories are comprised of the following:

	July 31, 2012	October 31, 2011
	(in thousands)
Raw materials	$51,797	$55,278
Finished goods	65,285	74,882
Supplies	5,021	5,264

	122,103	135,424
Less: LIFO reserve	(25,182)	(32,332)

Inventories, net	$96,921	$103,092

The LIFO method was used for determining the cost of approximately 86% of total inventories at July 31, 2012 and October 31, 2011, respectively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5) DEBT

A summary of the components of debt is as follows:

	July 31, 2012	October 31, 2011
	(in thousands)
Credit facility (a)	$—	$32,646
8.25% senior notes due 2019 (b)	200,000	200,000
Pennsylvania Industrial Loans (c)	1,245	1,354
Mortgage loan note (d)	3,360	—
Foreign bank borrowings (e)	—	—

Total debt	204,605	234,000
Less: current portion	268	145

Long-term debt	$204,337	$233,855

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

(a) Credit Facility

On February 22, 2012, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Amended and Restated Credit Facility”) with Wells Fargo Bank National Association (“Wells Fargo”) successor to Wachovia Bank N.A., as a lender thereunder and as agent for the secured parties thereunder. The Company previously was party to a Loan and Security Agreement with Wells Fargo as initial lender thereunder and as agent for the lenders thereunder which was last amended and restated on October 30, 2008 (the “Credit Facility”). “Credit Facility” refers to either the prior Credit Facility or the Amended and Restated Credit Facility as the context requires. The maximum borrowing amount under the Amended and Restated Credit Facility remains the same as the Credit Facility at $150.0 million with a maximum for letters of credit of $20.0 million. The maturity date was extended from December 15, 2012 to February 21, 2017.

The Company utilizes the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the Credit Facility of approximately $37.4 million and $24.1 million, with a weighted average interest rate of 2.7% and 2.9%, during the three months ended July 31, 2012 and 2011, respectively. The Company had average borrowings under the Credit Facility of approximately $48.9 million and $36.6 million, with a weighted average interest rate of 2.8% and 2.9% during the nine months ended July 31, 2012 and 2011, respectively. Under the Amended and Restated Credit Facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%. Under the prior Credit Facility, interest rates were substantially similar, although LIBOR borrowings up to six months were at a margin of LIBOR plus 2.25% to 2.75%.

Borrowings and letters of credit available under the Amended and Restated Credit Facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The prior Credit Facility’s borrowing base also included real property and equipment. The sum of the eligible assets at July 31, 2012 and October 31, 2011 supported a borrowing base of $150.0 million and $148.4 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $45,000 and $0.5 million at July 31, 2012 and October 31, 2011, respectively. Availability at July 31, 2012 and October 31, 2011 under the Credit Facility was $150.0 million and $115.3 million, respectively. The Credit Facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries. Pursuant to the Amended and Restated Credit Facility, mortgages and liens on the Company’s real property and equipment under the prior Credit Facility were released.

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

In addition, if Excess Availability under the Credit Facility is less than $25.0 million (which was $15.0 million under the prior Credit Facility), a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the Credit Facility ranged from $64.1 million to $150.0 million during the nine months ended July 31, 2012 and from $74.1 million to $149.5 million during the nine months ended July 31, 2011.

The Company capitalized $1.3 million of fees related to the Amended and Restated Credit Facility. These fees, along with the unamortized fees of $0.4 million related to the prior Credit Facility, are being amortized on a straight line basis over 60 months, the term of the Amended and Restated Credit Facility.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

The Company was in compliance with the financial covenants at July 31, 2012 and October 31, 2011.

(b) 8.25% Senior Notes due 2019

On April 18, 2011, the Company completed the sale of $200 million aggregate principal amount of 8.25% Senior Notes due 2019 (the “2019 Notes”) through a private offering.

The 2019 Notes mature on April 15, 2019, and the indenture governing the 2019 Notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at July 31, 2012 and October 31, 2011.

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

(c) Pennsylvania Industrial Loans

The Company has certain amortizing fixed rate term loans in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $11.4 million at July 31, 2012.

(d) Mortgage note payable

On July 25, 2012, concurrent with the purchase of the Company’s new corporate headquarters building in Montvale, New Jersey, the Company entered into a mortgage loan note (the “Mortgage Note”) having a principal amount of $3,360,000 with TD Bank, N.A. The Mortgage Note bears interest at a rate equal to one-month LIBOR plus 1.75% and matures on August 1, 2022. Interest is paid monthly. The Mortgage Note is secured by the Montvale building.

In connection with the Mortgage Note, the Company also entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000 and an effective date of August 1, 2012. The interest rate swap fixed the interest rate at 3.52% per year.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

(e) Foreign bank borrowings

In addition to the amounts available under the Credit Facility, the Company also maintains a secured credit facility at its Canadian subsidiary used to support operations which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at July 31, 2012 and October 31, 2011. Availability under the Canadian credit facility at July 31, 2012 and October 31, 2011 was $5.0 million, respectively.

Fair Value Measurements

The fair value of the 2019 Notes and the Mortgage Note are based on quoted market rates (Level 1). The Company believes that the carrying value of the Company’s Pennsylvania Industrial Loans approximates its fair value based on observable inputs (Level 2). The carrying value and fair value of the Company’s fixed rate debt at July 31, 2012 and October 31, 2011 are as follows:

	July 31, 2012		October 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 Notes	$200,000	$208,000	$200,000	$192,626
Mortgage loan note (a)	3,360	3,360	—	—
Pennsylvania Industrial Loans	1,245	1,245	1,354	1,354

Total	$204,605	$212,605	$201,354	$193,980

(a) The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

(6) ACCRUED EXPENSES

At July 31, 2012 and October 31, 2011, accrued expenses consist of the following:

	July 31, 2012	October 31, 2011
	(in thousands)
Payroll and employee related	$8,977	$13,042
Customer rebates	8,552	9,847
Interest	4,875	782
Accrual for performance units	2,304	1,135
Other	10,281	9,814

Accrued expenses	$34,989	$34,620

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY

Share-Based Compensation

At July 31, 2012, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. Total share-based compensation expense (income) related to the Company’s stock option plans are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Cost of sales	$331	$(5)	$591	$187
Selling expense	365	5	673	215
General and administrative expense	1,316	162	2,517	1,141

Total	$2,012	$162	$3,781	$1,543

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire on December 31, 2014. The 2005 Option Plan provides for the granting of incentive stock options which may be exercised over a period of ten years, and the issuance of stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company initially reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2012 and 2011 has been made from new shares. At July 31, 2012, 379,737 shares are available to be issued under the 2005 Option Plan.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

There were no options granted during the three months ended July 31, 2012 or during the three months ended July 31, 2011. As a result, the table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the nine months ended July 31, 2012 and 2011:

	For the Nine Months Ended July 31,
	2012	2011
Risk-free interest rates	1.43%	2.87%
Expected life in years	7.5	7.5
Expected volatility	42.43%	42.62%
Dividend rate	0%	0%
Weighted average fair value per option at date of grant	$15.79	$14.19

The following table summarizes the Company’s stock option plans as of July 31, 2012, and changes during the nine months ended July 31, 2012:

	1995 Option Plan		2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2011 (193,032 options exercisable)	142,832		85,000	227,832	$23.07	$7.87-42.60	3.1	$1,589
Granted	—		12,000	12,000	$33.67	$33.67
Exercised	(76,718	) (a)	(9,000)	(85,718)	$26.72	$8.70-33.84
Forfeited/Cancelled	—		(2,000)	(2,000)	$42.60	$42.60
Expired	(1,000)		—	(1,000)	$32.80	$32.80

Options outstanding at July 31, 2012	65,114		86,000	151,114	$21.52	$7.87-42.60	4.3	$3,848

Vested and expected to vest at July 31, 2012	65,114		86,000	151,114	$21.52		4.3	$3,848

Exercisable at July 31, 2012	65,114		51,600	116,714	$19.23		3.1	$3,239

(a) Includes 2,000 options exercised at an exercise price of $9.30 per option and 59,180 options exercised at an exercise price of $31.60 per option for which 54,139 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

The table below presents information related to stock option activity for the three and nine months ended July 31, 2012 and 2011:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Total intrinsic value of stock options exercised	$109	$19	$618	$101
Total fair value of stock options vested	$—	$—	$229	$336

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and nine months ended July 31, 2012 was approximately $52,000 and $165,000, respectively, and $64,000 and $263,000 for the three and nine months ended July 31, 2011, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2012 and 2011. For the three and nine months ended July 31, 2012 and 2011, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

As of July 31, 2012, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at July 31, 2012 and changes during the nine months ended July 31, 2012 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2011	34,800	$16.38
Granted	12,000	$15.79
Vested	(12,400)	$18.43
Forfeited	—	—

Non-vested at July 31, 2012	34,400	$15.43

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

Total share-based compensation expense related to the Units was approximately $1.9 million and $3.6 million for the three and nine months ended July 31, 2012, respectively and $98,000 and $1.3 million for the three and nine months ended July 31, 2011, respectively. At July 31, 2012 and October 31, 2011, there were $2.3 million and $1.1 million in current liabilities, respectively, and $2.4 million and $1.3 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of July 31, 2012, and changes during the nine months ended July 31, 2012:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2011	147,891	$0.00	1.5	$3,997
Units granted	134,066	$0.00
Units exercised	(45,965)	$0.00		$1,305
Units forfeited or cancelled	(1,800)

Units outstanding at July 31, 2012	234,192	$0.00	2.0	$11,002

Vested and expected to vest at July 31, 2012	223,911		1.9	$10,519

Exercisable at July 31, 2012	—

During the nine months ended July 31, 2012, the Company paid $0.9 million in cash and issued 1,591 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first nine months of fiscal 2012. During the nine months ended July 31, 2011, the Company paid $1.1 million in cash and issued 3,656 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first nine months of fiscal 2011.

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

On June 16, 2011, the Company’s Board authorized an increase to the September 2010 Stock Repurchase Program which had approximately $4.5 million available to repurchase, to $20.0 million. As of July 31, 2012, approximately $1.0 million remained available for repurchase under such program.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

The following table provides a summary of the quarterly repurchase activity during fiscal 2011 and the nine months ended July 31, 2012 under the stock repurchase programs approved by the Board:

	Total number of shares purchased		Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plans or programs
Fiscal 2011 period

Quarter ending January 31, 2011	5,900		$26.17	$4,744,699

Quarter ending April 30, 2011	7,100		$28.52	$4,542,192

Quarter ending July 31, 2011	650,000	(a)	$29.30	$955,000

Quarter ending October 31, 2011	—		$—	$955,000

Fiscal 2012 period

Quarter ending January 31, 2012	—		$—	$955,000

Quarter ending April 30, 2012	—		$—	$955,000

Quarter ending July 31, 2012	—		$—	$955,000

(a)	On June 17, 2011, the Company repurchased 650,000 shares of its common stock in privately negotiated transactions at an aggregate purchase price of $19.0 million, or $29.30 per share. The purchase price per share represented a discount of 1.9% to the closing price of the Company’s common stock on June 17, 2011.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment - the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$271,515	$20,473	$291,988
Intercompany sales	10,966	—	10,966
Gross profit	52,823	3,708	56,531
Operating income	23,125	1,700	24,825

	For the Three Months Ended July 31, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$226,526	$19,859	$246,385
Intercompany sales	10,858	—	10,858
Gross profit	31,394	3,912	35,306
Operating income	7,428	1,512	8,940

	For the Nine Months Ended July 31, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$798,273	$58,042	$856,315
Intercompany sales	31,745	—	31,745
Gross profit	124,238	10,089	134,327
Operating income	39,249	3,696	42,945

	For the Nine Months Ended July 31, 2011
	United States	Canada	Total
	(in thousands)
Sales—external customers	$657,521	$55,131	$712,652
Intercompany sales	29,265	—	29,265
Gross profit	82,986	11,700	94,686
Operating income	13,360	4,944	18,304

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Custom films	$89,516	$89,344	$259,913	$247,711
Stretch (pallet) wrap	80,120	74,505	245,289	229,186
Food contact	51,280	34,190	146,382	100,094
Canliners	30,372	13,132	91,672	36,026
PROformance® films	19,673	17,038	56,504	55,239
Printed and converted films	7,925	2,993	17,079	8,249
Other products and specialty films	13,102	15,183	39,476	36,147

Total	$291,988	$246,385	$856,315	$712,652

The Company has revised the above three and nine months ended July 31, 2011 presentation to conform with the three and nine months ended July 31, 2012 presentation to rename the product line of polyvinyl chloride wrap to food contact, to add the product line of canliners previously included within other products and specialty films, and to reclassify a product line contained within the previously named polyvinyl chloride wrap to other products and specialty films. The product lines added from the acquisition of Webster are food contact and canliners.

(9) COMMITMENTS AND CONTINGENCIES

Capital Lease Commitments:

As of July 31, 2012, future minimum lease payments on capitalized leases were as follows:

For the years ending October 31,	Capital Leases
(in thousands)
Remainder of 2012	$434
2013	1,736
2014	1,714
2015	707
2016	—

Total minimum lease payments	4,591
Less: Amounts representing interest	343

Present value of minimum lease payments	4,248
Less: Current portion of obligations under capital leases (included in Accrued expenses)	1,533

Long-term portion of obligations under capital leases (included in Other long-term liabilities)	$2,715

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

On October 14, 2011, we acquired substantially all of the assets and specified liabilities of Webster Industries (“Webster”), a national manufacturer and distributor of retail and institutional private label food and trash bags. Webster’s product lines include high value-added food contact products, which consist of food storage and freezer bags with a resealable zipper, bags with a slider close, fold top and twist tie food storage and sandwich bags, and conventional trash bag products. Webster has operations in Montgomery, Alabama. The purchase of Webster provided us entry into a new market with significant cross-selling potential and no overlap of customers. We have realized certain synergies, principally from improved resin purchasing and headcount reduction, and expect to achieve additional cost savings in other areas, including administrative and production workforce reductions. Complete realization of these planned synergies will not be possible until Webster is fully integrated into AEP’s operating system and the new production lines are operational; both of which are expected to occur in fiscal 2013. As a result, our expense run rate in 2012 has increased, especially in the logistics and general and administrative area, and will be maintained at this increased level during the remainder of fiscal 2012. Please refer to Note 3 of the consolidated financial statements for further discussion of the Webster acquisition.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. Average resin cost during the three and nine months ended July 31, 2012 was 12% lower, or $0.09 per pound, and 2% lower or $0.02 per pound, respectively, than the average resin cost during the three and nine months ended July 31, 2011. During the third quarter of 2012, average resin prices decreased $0.13 per pound from the preceding quarter. We believe the unpredictability of resin prices will continue during the remainder of fiscal 2012, with price increases already announced for the months of August and September. Increases in resin costs, if any, magnify the importance of adjusting selling prices on a timely basis. We have made progress in shortening this time lag, but we still have customers whose contracts provide price protection beyond one month. There can be no assurance that we will be able to continue to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances affecting many of our customers, distributors and suppliers. We have seen positive signs of stabilization in our markets, although the impact of the recession continues. It is, however, difficult to predict the continuing pace of marketplace consolidation or the impact of current and future economic circumstances on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. Resin prices remain volatile and in periods of rising prices, resin prices have been increasing faster than we have been able to pass these increases through to our customers. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe the implementation of these cost-reduction initiatives has and will continue to minimize the impact of these conditions.

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

Results of Operations - Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

The following table presents unaudited selected financial data for the three months ended July 31, 2012 and 2011 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	July 31, 2012		July 31, 2011		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$291,988	$1.22	$246,385	$1.19	18.5%	$45,603
Gross profit	56,531	0.24	35,306	0.17	60.1%	21,225
Operating expenses:
Delivery	13,066	0.06	11,479	0.06	13.8%	1,587
Selling	10,528	0.04	8,710	0.04	20.9%	1,818
General and administrative	8,112	0.03	6,179	0.03	31.3%	1,933

Total operating expenses	$31,706	$0.13	$26,368	$0.13	20.2%	$5,338

Pounds sold		239,292 lbs.		207,799 lbs.

Net Sales

The increase in net sales for the three months ended July 31, 2012 was the result of a 6% increase in sales volume, excluding Webster, positively affecting net sales by $13.9 million combined with a 1% increase in average selling prices positively affecting net sales by $2.0 million. The Webster acquisition added $30.7 million in net sales and 19.9 million pounds sold during the third quarter of fiscal 2012. The third quarter of fiscal 2012 also included a $1.0 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $16.1 million decrease in the LIFO reserve during the third quarter of fiscal 2012 versus a $5.4 million decrease in the LIFO reserve during the third quarter of fiscal 2011, representing a decrease of $10.7 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter and $3.1 million in gross profit contributed from Webster, gross profit increased $7.4 million primarily due to increased sales volumes and improved material margins.

Operating Expenses

Webster incurred $3.3 million in operating expenses in the third quarter of fiscal 2012. Without the Webster impact, operating expenses increased $2.0 million, primarily due to increased volumes sold in the third quarter of fiscal 2012 increasing selling and delivery expenses and an increase in share-based compensation costs associated with our stock options and performance units.

Interest Expense

Interest expense for the three months ended July 31, 2012 decreased $0.4 million to $4.7 million as compared to the prior year period. Included in interest expense for the prior year period was $0.4 million of interest expense related to the final settlement of the 2013 Notes. Without this item, interest expense remained flat from the same period in the prior year period.

Income Tax Provision

The provision for income taxes for the three months ended July 31, 2012 was $7.9 million on income before the provision for income taxes of $20.1 million. The difference between our effective tax rate of 39.1 percent for the three months ended July 31, 2012 and the U.S. statutory tax rate of 35.0 percent, primarily relates to a provision for state taxes in the United States, net of federal benefit (+4.2%).

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

Results of Operations –First Nine Months of Fiscal 2012 Compared to First Nine Months of Fiscal 2011

The following table presents unaudited selected financial data for the nine months ended July 31, 2012 and 2011 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended
	July 31, 2012		July 31, 2011		% increase/
	$	$ Per lb. sold	$	$ Per lb. sold	(decrease) of $	$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$856,315	$1.19	$712,652	$1.13	20.2%	$143,663
Gross profit	134,327	0.19	94,686	0.15	41.9%	39,641
Operating expenses:
Delivery	38,847	0.06	33,068	0.05	17.5%	5,779
Selling	30,333	0.04	26,207	0.04	15.7%	4,126
General and administrative	22,202	0.03	17,091	0.03	29.9%	5,111

Total operating expenses	$91,382	$0.13	$76,366	$0.12	19.7%	$15,016

Pounds sold		716,653 lbs.		631,777 lbs.

Net Sales

The increase in net sales for the nine months ended July 31, 2012 was the result of a 4% increase in sales volume, excluding Webster, positively affecting net sales by $31.0 million, combined with a 3% increase in average selling prices positively affecting net sales by $24.5 million. The Webster acquisition added $89.9 million in net sales and 58.3 million pounds sold during the nine months ended July 2012. The first nine months of fiscal 2012 also included a $1.7 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $7.2 million decrease in the LIFO reserve during the first nine months of fiscal 2012 versus an $8.0 million increase in the LIFO reserve during the first nine months of fiscal 2011, representing a decrease of $15.2 million year-over-year. Excluding the impact of the LIFO reserve change during the nine months and $8.8 million in gross profit contributed from Webster, gross profit increased $15.6 million primarily due to increased sales volumes and improved material margins.

Operating Expenses

Webster incurred $10.9 million in operating expenses during the first nine months of fiscal 2012. Without the Webster impact, operating expenses increased $4.1 million, primarily due to increased volumes sold in the first nine months increasing selling and delivery expenses, an increase in share-based compensation costs associated with our stock options and performance units, and acquisition-related fees paid associated with the Webster acquisition.

Interest Expense

Interest expense for the nine months ended July 31, 2012 decreased $0.1 million to $14.4 million as compared to the prior year period. Included in interest expense for the prior year period was $1.8 million of interest expense related to the final settlement of the 2013 Notes. Without this item, interest expense increased $1.7 million from the same period in the prior year period and is primarily due to an increase in interest rates (7.875% to 8.25%) and aggregate principal amount (from $160.2 million to $200.0 million) related to our 2019 Notes increasing interest expense by $1.5 million and a $0.2 million increase in interest expense resulting from higher average borrowings on our Credit Facility.

Income Tax Provision

The provision for income taxes for the nine months ended July 31, 2012 was $11.2 million on income before the provision for income taxes of $28.6 million. The difference between our effective tax rate of 39.0 percent for the nine months ended July 31, 2012 and the U.S. statutory tax rate of 35.0 percent, primarily relates to a provision for state taxes in the United States, net of federal benefit (+4.0%).

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

Reconciliation of Non-GAAP Measures to GAAP

We define Adjusted EBITDA as net income before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, other non-operating income (expense) and non-cash share-based compensation expense. We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), other non-operating items and non-cash share-based compensation. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Third Quarter	Third Quarter	July YTD	July YTD
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
	(in thousands)
Net income	$12,277	$2,528	$17,468	$2,915
Provision for taxes	7,868	1,432	11,153	1,003
Interest expense	4,694	5,053	14,402	14,518
Depreciation and amortization expense	5,626	5,333	16,927	16,226
(Decrease) increase in LIFO reserve	(16,050)	(5,352)	(7,150)	8,020
Other non-operating income	(14)	(73)	(78)	(132)
Non-cash share-based compensation	2,012	162	3,781	1,543

Adjusted EBITDA	$16,413	$9,083	$56,503	$44,093

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund operating expenses and working capital, including discounting payments to vendors, debt service and capital expenditures, and to buy back shares of our common stock and senior notes. In addition, we evaluate acquisitions of businesses or assets from time to time. Generally, our need to access the capital markets is limited to refinancing debt obligations and funding significant acquisitions. Market conditions may limit our sources of funds and the terms for these financing activities. As market conditions change, we continue to monitor our liquidity position.

Despite the challenging financial markets and economic conditions in recent years, we believe we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. Availability under our Credit Facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $155.0 million at July 31, 2012. As of July 31, 2012, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $203.3 million, compared with $227.6 million at the end of fiscal 2011. The improvement is primarily due to repayments of borrowings on our Credit Facility funded by cash flows from operations partially offset by a new mortgage payable of $3.4 million related to the purchase of our new corporate headquarters building.

In February 2012, we entered into an Amended and Restated Credit Facility with Wells Fargo. The term has been extended from December 15, 2012 to February 21, 2017, with a maximum borrowing amount remaining the same at $150.0 million with a maximum for letters of credit of $20.0 million.

Our working capital amounted to $102.0 million at July 31, 2012 compared to $117.2 million at October 31, 2011. We used the LIFO method for determining the cost of approximately 86% of our total inventories at July 31, 2012. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $127.2 million and $149.5 million at July 31, 2012 and October 31, 2011, respectively. Despite the possible negative effects on our results of operations and our financial position during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the nine months ended July 31, 2012 and 2011:

	For the Nine Months Ended July 31,
	2012	2011
	(in thousands)
Total cash provided by (used in):
Operating activities	$53,566	$(4,265)
Investing activities	(27,015)	(11,211)
Financing activities	(31,638)	15,392
Effect of exchange rate changes on cash	(20)	(67)

Decrease in cash and cash equivalents	$(5,107)	$(151)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $1.3 million at July 31, 2012, as compared to $6.4 million at October 31, 2011. Cash provided by operating activities during the nine months ended July 31, 2012 was $53.6 million, which includes net income of $17.5 million adjusted for non-cash items totaling $24.6 million primarily related to depreciation and amortization, change in LIFO reserve, provision for deferred taxes and share-based compensation expense. Cash provided by operating activities primarily includes a $13.1 million decrease in inventories excluding the non-cash effects of LIFO reflecting lower resin costs and lower finished good quantities on hand and a $2.0 million decrease in accounts receivable reflecting an improvement in days sales outstanding, offset by a $2.2 million decrease in accounts payable due to the timing of payments and a $1.2 million decrease in accrued expenses, primarily as a result of bonus payments and customer annual rebates accrued at October 31, 2011 and paid during fiscal 2012.

Investing Activities

Net cash used in investing activities during the nine months ended July 31, 2012 was $27.0 million, resulting from $26.3 million in capital expenditures during the period and the net working capital true-up payment to Chelsea Industries of $0.7 million related to the acquisition of Webster.

Financing Activities

Net cash used in financing activities during the nine months ended July 31, 2012 was $31.6 million, resulting primarily from $32.6 million in repayments of borrowings under our Credit Facility, $0.9 million of capital lease payments and $1.4 million of fees paid and capitalized related to our Amended and Restated Credit Facility and 2019 Notes, partially offset by mortgage proceeds of $3.4 million related to the purchase of our new corporate headquarters building.

Sources and Uses of Liquidity

Credit Facility

In February 2012, we amended and restated the Credit Facility maintained with Wells Fargo. The maturity was extended to February 21, 2017, with the maximum borrowing amount remaining the same at $150.0 million with a maximum for letters of credit of $20.0 million. The security structure between the Credit Facility and the Amended and Restated Credit Facility has remained the same except mortgages and liens on our real property and equipment previously granted to Wells Fargo and the lenders under our Credit Facility were released.

We utilize the Credit Facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at July 31, 2012 and October 31, 2011 under the Credit Facility was $150.0 million and $115.3 million, respectively.

In addition to the amounts available under the Credit Facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at July 31, 2012 and October 31, 2011. Availability under the Canadian credit facility at July 31, 2012 and October 31, 2011 was $5.0 million, respectively.

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt and the Amended and Restated Credit Facility.

Repurchase Programs

As of July 31, 2012, approximately $1.0 million remained available for repurchase under the September 2010 Stock Repurchase Program. Please refer to Note 7 of the consolidated financial statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of July 31, 2012 are as follows:

	For the Years Ending October 31,
	Borrowings (1) (2) (3)	Interest on Fixed Rate Borrowings (4)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2012	$66	$8,295	$434	$2,090	$10,885
2013	270	16,671	1,736	7,029	25,706
2014	212	16,661	1,714	6,537	25,124
2015	214	16,652	707	4,418	21,991
2016	223	16,644	—	2,962	19,829
Thereafter	203,620	42,026	—	3,213	248,859

Total	$204,605	$116,949	$4,591	$26,249	$352,394

(1)	In February 2012 we entered into an Amended and Restated Credit Facility which extended the term of our Credit Facility from December 15, 2012 to February 21, 2017. See Note 5 of the consolidated financial statements for further discussion of our debt and the Amended and Restated Credit Facility.
(2)	Borrowings include $200.0 million aggregate principal amount of 2019 Notes. See Note 5 of the consolidated financial statements for further discussion of our debt.
(3)	Includes a $3.4 million ten-year mortgage note due July 2022 related to the purchase of the Company’s new corporate headquarters.
(4)	In connection with the above mortgage note, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3.4 million and an effective date of August 1, 2012. The interest rate swap fixed the interest rate at 3.52% per year.

In addition to the amounts reflected in the table above:

We expect to incur approximately $8.7 million of capital expenditures during the remainder of fiscal 2012. This amount primarily includes expenditures to improve the efficiency and productivity of the recently acquired Webster plant in Montgomery, Alabama.

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

There were no material changes to our critical accounting policies during the nine months ended July 31, 2012.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We believe the adoption of this guidance will not have an impact on our financial statements.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2012, the carrying value of our total debt was $204.6 million of which all was fixed rate debt (2019 Notes, Mortgage Note and the Pennsylvania Industrial Loans). As of July 31, 2012, the estimated fair value of our 2019 Notes was approximately $208.0 million. As of July 31, 2012, the carrying value of our Mortgage Note and the Pennsylvania Industrial Loans was $4.6 million which approximates fair value.

In order to manage the exposure to interest rate risks inherent in variable rate debt, as is the case in the Mortgage Note, we entered into a floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the outstanding principal balance on the Mortgage Note, which begins amortizing on August 1, 2012 and matures on July 25, 2022. The interest rate swap fixed the interest rate at 3.52% per year.

Floating rate debt at July 31, 2012 and October 31, 2011 totaled zero and $32.6 million, respectively. Based on the average floating rate debt outstanding during the nine months ended July 31, 2012 (our Credit Facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of approximately $0.4 million for the nine months ended July 31, 2012.

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

As of July 31, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, there were no shares purchased under the current stock repurchase program. Approximately $1.0 million remains available to repurchase under the current repurchase program at July 31, 2012.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit #	Description

3.1	Sixth Amended and Restated By-laws of AEP Industries Inc. (Amended as of June 8, 2012) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2012)

31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: September 10, 2012	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: September 10, 2012	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)