Form 10-K
period 2012-10-31
AEP INDUSTRIES INC
filed 2013-01-22
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 30, 2012 was $145,707,468, based upon the closing price of $34.87 as reported by the Nasdaq Global Select Market on such date. Shares of common stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 17, 2013 was 5,531,474.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2013 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the implementation of the final phase of a new operating system; the continuing impact of the U.S. recession and the global credit and financial environment and other changes in the United States or international economic or political conditions; the integration of Webster Industries and Transco Plastics Industries; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Fiscal 2012 Developments

On October 14, 2011, we completed the acquisition of substantially all of the assets and specified liabilities of Webster Industries (“Webster”), a national manufacturer and distributor of retail and institutional private label food and trash bags, for a purchase price of $26.7 million, after settling post-closing working capital adjustments. The purchase of Webster provided us entry into a new market with significant cross-selling potential. Webster was an established company with old and very labor intensive manufacturing equipment (equipment was valued at fair value at time of acquisition in accordance with the acquisition method of accounting). We spent 2012 investing in ten new extrusion lines to replace the fourteen older lines. With staggered start-up times, all the lines will be up and running by February 2013. During fiscal 2012, we realized some synergies, principally from improved resin purchasing, and we believe we will achieve additional cost savings after the lines are fully installed and running.

During 2012, we invested $42 million in capital expenditures, the largest annual capital expenditures in the Company’s history. Excluding the $21.6 million of machinery and equipment discussed above related to upgrading Webster’s equipment and the purchase in July 2012 of a new corporate headquarters building in Montvale, New Jersey for $4.2 million (expected to occupy in the middle of 2013), we invested in new infrastructure as well as new machinery and equipment in order to boost output and productivity in those product lines we believe provide us the best growth opportunities and to satisfy increasing demand.

In February 2012, we entered into an amended and restated credit facility with Wells Fargo that extended the term from December 15, 2012 to February 21, 2017, with a maximum borrowing amount remaining the same at $150.0 million with a maximum for letters of credit of $20.0 million.

Subsequent to our year end, in November 2012, we purchased machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco Plastics Industries Ltd. (“Transco”), a Quebec company, for a purchase price of $5.3 million (deposit made in October 2012), excluding a one-year commission and transition service costs. The Transco acquisition will expand our presence in the plastic packaging industry and enhance our suite of products. We expect to gain approximately $30 million in annual net sales from Transco’s former customers, primarily in our printed and converted product line.

Also subsequent to our year end, in December 2012, we exercised our option to purchase our Bowling Green, Kentucky facility for $3.4 million.

For a further discussion of key operational and financial developments occurring in fiscal 2012, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

•    reclosable food storage plastic bags with press-to-seal zipper closures

•    reclosable food storage plastic bags with a slide mechanism

•    twist-tie closure and fold-top plastic bags

•    molded containers

•    food and freezer wrap

•    retail and institutional films and products

PROformance® films	co-extruded and monolayer polyethylene films	• direct food contact packaging • lamination layers • protective masking • medical and pharmaceutical

canliners	polyethylene	• kitchen and standard garbage bags • law and leaf trash bags • institutional trash bags

printed and converted films	polyethylene	• printed shrink films • printed, laminated, converted films for flexible packaging to consumer markets

other products and specialty films	unplasticized polyvinyl chloride and polyethylene	• battery labels • credit card laminate • twist wrap • table covers, aprons, bibs and gloves • agricultural films

Net sales by product line for each of the years ended October 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(in thousands)
Custom films	$347,258	$340,193	$275,825
Stretch (pallet) wrap	337,078	311,563	245,232
Food contact	197,205	140,912	120,038
PROformance® films	76,227	74,004	65,137
Canliners	123,718	52,231	44,192
Printed and converted films	23,105	11,283	9,660
Other products and specialty films	47,944	44,606	40,486

Total	$1,152,535	$974,792	$800,570

No single customer accounted for more than 10% of net sales in any fiscal year. No single customer accounted for more than 10% of our accounts receivable balance at October 31, 2012 or 2011. See Note 13 in our consolidated financial statements for information regarding the Company’s operations by geographical area (United States and Canada).

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

The Webster acquisition provided us an entrance into a new market and broadened our array of product offerings in the food contact area. Webster’s manufacturing facility is located in Montgomery, Alabama and their product portfolio consists of (i) high quality plastic cast film bags with a reclosable zipper seal (Seal’N’Loc”), (ii) high quality plastic cast film reclosable bags with a movable plastic slider mechanism (“Slider”), and (iii) other food contact products including blown plastic film fold-top bags, twist-tie bags and food containers. The Seal’N’Loc product line consists of sandwich bags, snack bags, quart size and gallon size bags. The Slider product line consists of quart and gallon size bags.

PROformance® Films

We offer a comprehensive range of coextruded polyethylene film products used as a critical component in flexible packaging laminations, direct food contact, protective masking, medical, pharmaceutical and industrial applications. We manufacture in the blown and cast processes and offer mono to seven layer films. These products are custom designed for strength, clarity, oxygen and moisture barriers, as well as other specifications required for demanding packaging applications.

Canliners

The Webster acquisition enhanced our presence in the canliners market. The canliners product line includes retail kitchen trash bags, retail lawn and leaf trash bags and institutional bags all of which are available with twist-tie closures, flap ties, handles and draw tape closures. In addition to the different closures, the liners come in different sizes, gauges (thickness), colors, scents and strengths.

Printed and Converted Films

We manufacture up to ten color printing, solventless lamination, sheeting, and wicketed bags. Our printed and converted films provide printed rollstock to the food and beverage industries and other manufacturing and distributing companies. We also convert printed rollstock to bags for use by bakeries, fresh or frozen food processors, manufacturers or other dry goods processors.

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

Manufacturing

We currently conduct our manufacturing operations at 14 strategically located and integrated facilities in the United States and Canada. Eleven manufacturing facilities are ISO-compliant (International Organization for Standardization), with the exception of our Mankato institutional products facility, West Hill, Ontario, Canada facility and the Webster plant in Montgomery, Alabama. We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from inventory, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products. The size and location of our manufacturing facilities, as well as their ability to manufacture multiple types of flexible packaging products and to flexibly adjust product mix as market conditions warrant enable us to minimize overhead and transportation costs to better serve our customers and remain competitive. See Item 2, “Properties” for a discussion of product lines manufactured at each facility as of October 31, 2012.

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

We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During fiscal 2012, we invested $42 million primarily in new machinery and equipment in order to boost output and productivity in those product lines we believe provide us the best growth opportunities and to satisfy increasing demand. In addition to expanding our custom film business, we invested heavily in the Webster business by replacing older outdated equipment with new higher efficiency machines which will increase our presence, and reduce our costs, in the canliner and food contact businesses. The focus in fiscal 2013 will be investing in our expanding printing and converting business.

Raw Materials

We manufacture film products primarily from polyethylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. We currently purchase resins from major North American resin suppliers and believe any combination of purchases from such suppliers, as well as other suppliers we do not currently do business with, could satisfy our ongoing resin requirements. Our top three suppliers of resin during fiscal 2012 supplied us with 29%, 25% and 19%, respectively, of our aggregate resin purchases, which is consistent with our historical resin purchases from our top three suppliers in aggregate. Given the significant effect of resin costs on our operations and financial results, we have elected to focus our purchases with three suppliers in order to take advantage of the volume rebates which are customary among resin suppliers and critical to our success. Although the plastics industry has from time to time experienced shortages of resin supply and we have limited contractual protections in the event of such shortage, we believe we are well positioned to deal with such risks given our significant relationships and history with existing suppliers, as well as suppliers with whom we currently do not do business.

The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers at all or on a timely basis. See Item 1A, “Risk Factors.”

Backlog

Our total backlog at October 31, 2012 was approximately $64 million, compared with approximately $50 million at October 31, 2011. We do not consider any specific month’s backlog to be a significant indicator of sales trends due to the various factors that influence backlog.

Quality Control

We believe that maintaining the highest standards of quality in all aspects of our manufacturing operations plays an important part in our ability to maintain our competitive position. We have adopted strict quality control systems and procedures designed to test the mechanical properties of our products, such as strength, puncture resistance, elasticity, abrasion characteristics and sealability, which we regularly review and modify as appropriate. As part of our commitment in providing the highest level of quality to our customers, we maintain an ISO 9001:2008 quality system in 11 of our 14 of manufacturing operations. ISO 9001:2008 is a quality management standard that helps organizations achieve standards of quality that are recognized and respected throughout the world.

Marketing and Sales

We believe that our ability to provide superior customer service is critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities and our ability to timely deliver products is a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers, which we attribute to our ability to consistently manufacture high-quality products and provide timely delivery and superior customer service. We serve over 3,000 customers worldwide, none of which individually accounted for more than 4% of our net sales in fiscal 2012.

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

We generally sell either directly to customers who are end-users of our products or to distributors, including nation-wide brokers, for resale to end-users. In fiscal 2012, 2011 and 2010, approximately 66%, 62%, and 62%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users.

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

Webster operates a leased distribution center near its production facility in Montgomery, Alabama. Through this leased distribution center, Webster operates its own leased trucking fleet in which it ships approximately 40% of its customer orders. Webster’s trucking operations also backhaul materials for third parties and existing AEP plants along return routes. The remaining 60% of customer orders are shipped by common carriers or directly picked up by customers.

Research and Development

We have a research and development department with a staff of 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2012, we increased the focus of our research and development department on our Stretch and PROformance® product lines and the Webster products. Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2012, 2011 and 2010, we spent $2.1 million, $2.1 million and $1.8 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

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

Employees

At October 31, 2012, we had approximately 2,600 full and part time employees worldwide, including officers and administrative personnel. As of such date, we had four collective bargaining agreements covering 698 employees, which expire in May 2013, November 2013, March 2014 and January 2015, respectively. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations and liquidity.

Executive Officers of the Registrant

At January 22, 2013, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	71	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	70	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	48	Executive Vice President, Sales and Marketing
Paul C. Vegliante	47	Executive Vice President, Operations
Lawrence R. Noll	64	Vice President, Tax and Administration, and Director
James B. Rafferty	60	Vice President and Treasurer
Linda N. Guerrera	45	Vice President and Controller

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

Economic conditions in the United States during fiscal 2012 were difficult with global economic and financial markets experiencing substantial disruption, which has negatively affecting many of our customers, distributors and suppliers. Resin prices remained volatile during fiscal 2012. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations, financial condition and liquidity will be adversely affected. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of resin costs on results of operations in fiscal 2012.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying plastic packaging products is extremely competitive. Although we have continued to increase our market share in fiscal 2012 in many of our businesses, the current economic environment has intensified an already competitive marketplace. The competition in our market is highly price sensitive; we also compete on the basis of quality, service, timely delivery and product differentiation, development and availability. We face intense competition from numerous competitors, including from local manufacturers which specialize in the extrusion of a limited group of products, which they market nationally, and a limited number of manufacturers of flexible packaging products which offer a broad range of products and maintain production and marketing facilities domestically and internationally. Certain of our competitors may have extensive production facilities, well-developed sales and marketing staffs and greater financial resources than we do. We believe that there are few barriers to entry into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market for a plastic packaging product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. In addition, we compete with other packaging product manufacturers, many of which can offer consumers non-plastic packaging solutions. Many of these competitors have greater financial resources than we do, and such competition can result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of our market share, which could materially adversely affect our operations and financial condition. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

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

Company Risks

Disruptions in the global economic and financial market environment may have a negative effect on our business and operations.

Disruptions in the global economy and volatility in the financial markets could cause, among other things, lower levels of liquidity, increased borrowing rates, increased rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which may have a negative effect on our business, results of operations, financial condition and liquidity. Customers, distributors and suppliers may be negatively affected by the ongoing impacts of the economic and financial market difficulties. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or may determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or may go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

See “—Financial Risks” below for a discussion of additional risks to our liquidity resulting from the current economic and financial market environment.

The loss of a key supplier could lead to increased costs and lower profit margins.

The majority of the resins purchased by us are purchased under supply contracts which are typically renewed annually. In fiscal 2012, we purchased approximately 29%, 25% and 19% of our resin requirements from our three largest suppliers. Each of these suppliers produces resins in multiple locations, and should any one, or a combination of these locations fail to meet our needs, we believe sufficient capacity exists among our remaining contract holders, the open market and the secondary markets to supply any shortfall that may result. Nevertheless, it is not always possible to replace a specialty resin without a disruption in our operations and replacement of significant supply is often at higher prices.

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

Unions represent 698 employees, or 27% of our workforce, at October 31, 2012, under four collective bargaining agreements which expire in May 2013 (representing 5% of our workforce), November 2013, March 2014 and January 2015, respectively. Although we believe that our present labor relations with our employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

We continually review acquisition opportunities that will enhance our market position, expand our product lines and provide sufficient synergies. Any of the following risks associated with the Webster acquisition or future acquisitions, individually or in aggregate may have a material adverse effect on our business, financial condition, operating results or stock price:

•	difficulties in realizing anticipated financial or strategic benefits of such acquisition;

•	diversion of capital from other uses and potential dilution of stockholder ownership;

•	the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all;

•	significant capital expenditures may be required to integrate acquisition into our operations;

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

At October 31, 2012, our executive officers beneficially owned 1,202,518 shares of our common stock, representing 22% of our outstanding shares as of such date, and they have the right to acquire an additional 61,855 shares of our common stock. Their ownership and voting control, together with their duties as executive officers, gives them significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or stockholders for approval, including acquisitions, mergers, consolidations and the sale of all or substantially all of our assets.

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

We are currently and will continue to be highly dependent on automated systems to record and process Company and customer transactions and certain other components of our financial statements. During fiscal 2013, we expect to finalize the implementation of an integrated operating system to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen our internal control over our financial reporting, including the conversion of Webster’s operating system into our operating system. We may not be able to successfully implement the final phase of the new system or the conversion of the Webster system in an effective or timely manner or we could fail to complete all necessary data reconciliation or other conversion controls when implementing the new system. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of the final phase of the new operating system. Failure to effectively implement our new operating system may adversely affect our operations as well as customer perceptions and our internal control over financial reporting.

Financial Risks

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

As of October 31, 2012, we had $217.3 million of total debt outstanding (including capital lease obligations of $10.0 million).

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

We and our subsidiaries may be able to incur substantial additional debt in the future. As of October 31, 2012, we would have been permitted to borrow up to an additional $147.2 million under the credit facility (after taking into account $45,000 of outstanding letters of credit) and $5.0 million under our foreign credit facility, in each case based on the respective available borrowing base. As of October 31, 2012, we had $2.8 million in borrowings under our credit facilities. In addition, the terms of the indenture that governs the senior notes do not prohibit us or our subsidiaries from issuing and incurring additional debt upon satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks described above that we and our subsidiaries face could intensify.

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

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2012 under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which 5.5 million shares of common stock were outstanding and 0.1 million shares of common stock were issuable related to the exercise of currently outstanding stock options and 0.2 million shares of common stock were issuable related to settlement of performance units if the performance unit holders elected settlement in stock.

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

Historically, we have repurchased shares of our common stock under various stock repurchase programs. Repurchases have been made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. As of October 31, 2012, $1.0 million remains available under the current stock repurchase program. The program does not obligate the

Company to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. In addition, the Board may increase the size of the stock repurchase program at any time, subject to restrictions under outstanding debt and compliance with law.

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

In addition, our restated certificate of incorporation and sixth amended and restated by-laws contain provisions that may discourage, delay or prevent a third party from acquiring us, even if doing so would be beneficial to our stockholders. These provisions include:

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

We are currently authorized to issue 1,000,000 shares of preferred stock in accordance with our restated certificate of incorporation, 30,000 of which is designated as Series A Preferred Stock in connection with the stockholder rights plan and none of which is issued and outstanding. Our Board of Directors has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Currently, our principal executive and administrative offices are located in a leased building in South Hackensack, New Jersey. The lease terminates in February 2015. In July 2012, we purchased a 48,000 square foot corporate headquarters building in Montvale, New Jersey and expect to occupy the space in the middle of 2013. We are also currently maintaining the headquarters of Webster which is located in a leased building in Peabody, Massachusetts; such lease ends in October 2014.

The following table describes the manufacturing and warehousing facilities that we owned or leased and utilized for operations as of October 31, 2012. All of these facilities are located in the United States and Canada. The Wright Township, Pennsylvania facility is pledged under the Pennsylvania industrial loans. The following chart sets forth the square footage of such manufacturing facilities, including warehousing space.

Location	Approximate Square Footage	Types of Film Produced
Alsip, Illinois	182,000	Custom
Bowling Green, Kentucky(A) .	165,000	Printed and converted, custom, PROformance
Chino, California	259,000	Custom and stretch
Griffin, Georgia	322,000	Food contact, other products and specialty films
Mankato, Minnesota	104,000	Custom, PROformance
Mankato, Minnesota	65,000	Other products and specialty films
Matthews, North Carolina	394,000	Custom and stretch
Montgomery, Alabama	125,000	Food contact
Montgomery, Alabama	130,000	Canliners, Food contact
Nicholasville, Kentucky	125,000	Stretch
Tulsa, Oklahoma	126,000	Stretch
Waxahachie, Texas	278,000	Custom, Canliners
West Hill, Ontario, Canada	138,000	Food contact
Wright Township, Pennsylvania	433,000	Custom, PROformance and stretch

Total	2,846,000

(A)	The Company exercised its option to purchase this facility, which was previously leased by the Company. The closing occurred on December 31, 2012.

As of October 31, 2012, we also had a manufacturing facility located in Cartersville, Georgia that was part of the Atlantis acquisition in 2008. Production in Cartersville ceased on October 31, 2009, although we remain party to the facility lease ending July 31, 2015. Beginning in January 2011, we entered into a sublease for the Cartersville property aggregating $0.3 million in sublease income for the period January 2013 to July 2015.

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

As of October 31, 2012, our manufacturing facilities (excluding Cartersville) had a combined average annual production capacity exceeding one billion pounds.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, party to litigation arising in the normal course of our business. We believe that there are currently no legal proceedings, the outcome of which would have a material adverse effect on our financial position, cash flows or our results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “AEPI.” The high and low closing prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2011 and 2012, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2011
First quarter (November-January)	$28.60	$24.05
Second quarter (February-April)	30.75	24.90
Third quarter (May-July)	30.70	27.08
Fourth quarter (August-October)	27.19	20.31
2012
First quarter (November-January)	$33.04	$21.63
Second quarter (February-April)	35.85	32.75
Third quarter (May-July)	47.20	33.73
Fourth quarter (August-October)	65.09	46.27

On January 17, 2013, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $61.57.

Holders

On January 17, 2013, our common stock was held by over 1,000 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

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

Purchases of Equity Securities by the Issuer

There were no shares of our common stock repurchased during the quarter ended October 31, 2012. As of October 31, 2012, $1.0 million remained available for repurchase under the Company’s September 2010 Stock Repurchase Program.

Performance Graph

The following graph compares, for the five-year period ended on October 31, 2012, the cumulative total stockholder return of our common stock against the cumulative total stockholder return of:

•	the S&P 500 Index; and

•

a peer group consisting of eleven publicly traded plastic manufacturing companies that we have selected. The companies in the peer group are as follows: Aptargroup, Inc., Astronics Corporation, Ball Corporation, Bemis Company, Inc., Crown Holdings, Inc., Dean Foods Company, Intertape Polymer Group Inc., Silgan Holdings Inc., Sonoco Products Company, Spartech Corporation, and West Pharmaceutical Services, Inc.

The graph assumes $100 was invested on October 31, 2007 in our common stock, the S&P 500 Index and the peer group consisting of eleven companies, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	For the Year Ended October 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,152,535	$974,792	$800,570	$744,819	$762,231
Gross profit	182,743	128,722	110,074	160,436	96,822
Operating income	55,648	25,231	15,720	60,387	9,593
Interest expense	(19,077)	(19,178)	(15,206)	(15,749)	(15,731)
Other income, net(1)	829	8,418	455	4,785	916
Income (loss) from continuing operations before (provision) benefit for income taxes	37,400	14,471	969	49,423	(5,222)
(Provision) benefit for income taxes(2)	(14,248)	(2,083)	(1,492)	(18,994)	8,534
Income (loss) from continuing operations	23,152	12,388	(523)	30,429	3,312
(Loss) income from discontinued operations(3)	—	—	(43)	1,099	8,932
Net income (loss)	$23,152	$12,388	$(566)	$31,528	$12,244
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$4.20	$2.10	$(0.08)	$4.48	$0.49

(Loss) income from discontinued operations	$—	$—	$(0.01)	$0.16	$1.32

Net income (loss) per common share	$4.20	$2.10	$(0.08)	$4.65	$1.80

Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$4.16	$2.09	$(0.08)	$4.45	$0.48

(Loss) income from discontinued operations	$—	$—	$(0.01)	$0.16	$1.31

Net income (loss) per common share	$4.16	$2.09	$(0.08)	$4.61	$1.79

Cash dividends declared and paid	—	—	—	—	—

	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data (at period end):
Total assets(4)	$431,443	$415,669	$350,796	$360,070	$390,840
Total debt (including current portion and capital leases)	217,332	238,515	191,083	176,425	249,155
Shareholders’ equity	73,729	49,986	56,630	75,800	40,140

(1)	Fiscal year 2012 and 2011 includes a gain on bargain purchase of a business of $17,000 and $8.3 million and fiscal year 2009 includes a $5.3 million gain on extinguishment of debt, net.

(2)	Benefit for income taxes from continuing operations for the year ended October 31, 2008 includes $7.0 million in benefits arising from previously unrecognized tax benefits resulting from the completion in September 2008 of an IRS examination for fiscal 2005 and 2006.

(3)	In April 2008, we completed the sale of our subsidiary in the Netherlands, the final component of our former European operations. We received approximately $28.3 million in cash, before expenses, and the buyers also assumed all third party debt and capital lease obligations totaling $12.0 million and all of the unfunded pension obligations totaling $5.6 million. In connection with the sale, we recorded a $10.7 million pre-tax gain on disposition from discontinued operations.

(4)	In October 2011, we acquired the Webster assets for a purchase price of $25.9 million. The preliminary amount at October 31, 2011 recognized for the fair value of assets acquired was $51.7 million, with net working capital of $32.0 million. The amounts were increased in 2012 by $0.2 million based on the settlement of the net current asset adjustment and the finalization of the fair value allocated to property, plant and equipment. The acquisition was financed through a combination of cash on hand and availability under our credit facility.

In October 2008, we acquired the Atlantis assets for a purchase price of $98.8 million after expenses and the net working capital true-up. The net assets acquired included $54.8 million of net working capital. The acquisition was funded with a $6.1 million deposit previously funded into an escrow account to the sellers, $23.0 million in cash on hand and $70.1 million under our credit facility.

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

Fiscal 2012 Operational Developments

During fiscal 2012, we furthered our strategic plan to create additional long-term value for shareholders by enhancing our position as the preferred supplier of flexible packaging solutions in North America, investing in capital expenditures in our growing product lines and strengthening our balance sheet. In particular,

•

On October 14, 2011, we completed the acquisition of substantially all of the assets and specified liabilities of Webster Industries (“Webster”), a national manufacturer and distributor of retail and institutional private label food and trash bags. After settling post-closing working capital adjustments in 2012, the final purchase price was $26.7 million, and included $32.1 million of net working capital. The purchase of Webster provided us entry into a new market, the retail side, with significant cross-selling potential. Webster added $114.3 million in net sales and 74.2 million pounds sold during fiscal 2012. During fiscal 2012, we realized some synergies, principally from improved resin purchasing, and we believe we will achieve additional cost savings after ten new extrusion lines are fully installed and running during fiscal 2013.

•

In February 2012, we entered into an amended and restated credit facility with Wells Fargo. The term has been extended from December 15, 2012 to February 21, 2017, with a maximum borrowing amount remaining the same at $150.0 million with a maximum for letters of credit of $20.0 million.

•

During 2012, we invested $42 million in capital expenditures, the largest annual capital expenditures in the Company’s history. Excluding the $21.6 million of machinery and equipment related to upgrading Webster’s equipment and the purchase in July 2012 of a new corporate headquarters building in Montvale, New Jersey for $4.2 million, we invested in new infrastructure as well as new machinery and equipment in order to boost output and productivity in those product lines we believe provide us the best growth opportunities and to satisfy increasing demand.

•

Subsequent to our year end, in November 2012, we purchased machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco, a Quebec company, for a purchase price of $5.3 million, excluding a one-year commission and transition service costs. The Transco acquisition will expand our presence in the plastic packaging industry and enhance our suite of products. We expect to gain approximately $30 million in annual net sales from Transco’s former customers.

•	Also subsequent to our year end, in December 2012, we exercised our option to purchase our Bowling Green, Kentucky facility for $3.4 million.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. Even though on a comparative basis, average resin costs during the fiscal year ended October 31, 2012 were 3% or $0.02 per pound lower than the average resin costs during the fiscal year ended October 31, 2011, resin price changes continued to be volatile during fiscal 2012. We believe that resin prices will continue to be volatile and will increase during the beginning of fiscal 2013 due to production issues among the resin suppliers, complicated by fluctuating prices of oil and natural gas and exporting activities. Any significant increases in resin costs magnify the importance of adjusting selling prices on a timely basis. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in the future, if such costs were to continue to increase.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances affecting many of our customers, distributors and suppliers. We have seen positive signs of stabilization in our markets, although the impact of the recession continues. It is, however, difficult to predict the continuing pace of marketplace consolidation or the impact of current and future economic circumstances on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. Resin prices remain volatile and in periods of rising prices, we may be unable to adjust selling prices to our customers on a timely basis. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve the way we run our business to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe the implementation of these cost-reduction initiatives has and will continue to minimize the impact of these conditions.

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

Any inventory adjustments, including LIFO adjustments, Warehousing costs

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

Results of Operations—Fiscal 2012 Compared to Fiscal 2011

The following table presents selected financial data for fiscal 2012 and 2011 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Year Ended October 31,				% increase/ (decrease) of $	$ increase/ (decrease)
	2012		2011
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$1,152,535	$1.18	$974,792	$1.14	18.2%	$177,743
Gross profit	182,743	0.19	128,722	0.15	42.0%	54,021
Operating expenses:
Delivery	52,989	0.06	44,251	0.05	19.7%	8,738
Selling	41,404	0.04	35,371	0.04	17.1%	6,033
General and administrative	32,424	0.03	23,853	0.03	35.9%	8,571

Total operating expenses	$126,817	$0.13	$103,475	$0.12	22.6%	$23,342

Pounds sold		973,833 lbs.		853,934 lbs.

Net Sales

The increase in net sales for fiscal 2012 was the result of a 5% increase in sales volume, excluding Webster, positively affecting net sales by $52.7 million, combined with a 1% increase in average selling prices positively affecting net sales by $12.1 million. The Webster acquisition added an additional $114.3 million in net sales and 74.2 million pounds sold during fiscal 2012. Fiscal 2012 also included a $1.4 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $1.2 million decrease in the LIFO reserve during fiscal 2012 versus a $10.4 million increase in the LIFO reserve (including $5.3 million attributed to Webster) during fiscal 2011, representing a decrease of $11.6 million year-over-year. Excluding the impact of the LIFO reserve change during fiscal 2012 and $12.2 million in additional gross profit contributed from Webster, gross profit increased $30.2 million primarily due to increased sales volumes and improved material margins.

Operating Expenses

Webster incurred $14.0 million in operating expenses during fiscal 2012, an increase of $13.4 million from the prior year, which included only two weeks of operations due to the timing of the acquisition. Without the Webster impact, operating expenses increased $9.9 million, primarily due to increased volumes sold during fiscal 2012 increasing selling and delivery expenses, increased share-based compensation costs associated with our stock options and performance units, and increased provisions related to employee cash performance incentives.

Interest Expense

Interest expense for fiscal 2012 decreased $0.1 million to $19.1 million as compared to the prior fiscal year. Included in interest expense for the prior year period was $1.8 million of interest expense related to the final settlement of the 2013 notes. Without this item, interest expense increased $1.7 million from the same period in the prior fiscal year primarily due to an increase in interest rates (7.875% to 8.25%) and aggregate principal amount (from $160.2 million to $200.0 million) related to our 2019 notes increasing interest expense by $1.6 million and a $0.1 million increase in interest expense resulting from higher average borrowings on our credit facility.

Other, Net

Other, net for fiscal 2012 amounted to $0.8 million in income, as compared to $0.1 million in income for fiscal 2011. The change between the periods is primarily attributable to the reclassification of $0.7 million of accumulated foreign currency translation gains related to our New Zealand operations into the statement of operations during fiscal 2012 as a result of the final liquidation of this subsidiary.

Income Tax Provision

The provision for income taxes for fiscal 2012 was $14.2 million on income before the provision for income taxes of $37.4 million. The difference between the effective tax rate of 38.1 percent and the U.S. statutory tax rate of 35.0 percent primarily relates to a deferred tax liability for the undistributed earnings of our Canadian subsidiary (+2.8 percent), foreign withholding taxes paid and accrued (+2.8 percent) and current periods state income taxes (+3.8 percent), partially offset by a reduction in the valuation allowance for foreign tax credits (-4.8 percent) and the differential in the U.S. and Canadian statutory rates (-1.1 percent).

The provision for income taxes for fiscal 2011 was $2.1 million on income before the provision for income taxes of $14.5 million, which includes the gain on bargain purchase of $8.3 million which is non-taxable. The effective tax rate including the gain on bargain purchase is 14.4 percent. The difference between the effective tax rate and the U.S. statutory tax rate of 35.0 percent primarily relates to the non-taxable gain on the bargain purchase of (-20.1 percent), the differential in the U.S. and Canadian statutory rates (-2.4 percent) and a reduction in the valuation allowance for foreign tax credits (-1.4 percent), which were partially offset by current periods state income taxes of (+0.6 percent), net changes in deferred state tax rates (+0.7 percent) and foreign taxes paid (+1.1 percent).

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(in thousands)	(in thousands)	(in thousands)
Net income (loss)	$23,152	$12,388	$ (566)
Loss from discontinued operations	—	—	(43)

Income (loss) from continuing operations	23,152	12,388	(523)
Provision for taxes	14,248	2,083	1,492
Interest expense	19,077	19,178	15,206
Depreciation and amortization expense	22,828	21,751	20,895
(Decrease) increase in LIFO reserve	(1,181)	10,350	10,486
Gain on bargain purchase of a business	(17)	(8,313)	—
Other non-operating income	(812)	(105)	(455)
Non-cash share-based compensation	6,893	1,919	1,202

Adjusted EBITDA	$84,188	$59,251	$48,303

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

Gross Profit

There was a $10.4 million increase in the LIFO reserve (including $5.3 million attributed to Webster) during fiscal 2011 versus a $10.5 million increase in the LIFO reserve during fiscal 2010, representing a decrease of $0.1 million year-over-year. Excluding the impact of the LIFO reserve change during fiscal 2011 and $0.6 million in gross profit added from Webster, gross profit increased $17.9 million primarily due to increased sales volumes and improved plant utilization and includes a $0.7 million positive impact of foreign exchange relating to our Canadian operations.

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

Income Tax Provision

The provision for income taxes for fiscal 2011 was $2.1 million on income before the provision for income taxes of $14.5 million, which includes the gain on bargain purchase of $8.3 million which is non-taxable. The effective tax rate including the gain on bargain purchase is 14.4 percent. The difference between the effective tax rate and the U.S. statutory tax rate of 35.0 percent primarily relates to the non-taxable gain on the bargain purchase of (-20.1 percent), the differential in the U.S. and Canadian statutory rates (-2.4 percent) and a reduction in the valuation allowance for foreign tax credits (-1.4 percent), which were partially offset by current periods state income taxes of (+0.6 percent), net changes in deferred state tax rates (+0.7 percent) and foreign taxes paid (+1.1 percent).

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

Despite the challenging financial markets and economic conditions in recent years, we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. In addition to our normal operating activities during fiscal 2012:

•

We invested $42 million in capital expenditures, the largest annual capital expenditures in the Company’s history. Excluding the $21.6 million of machinery and equipment related to upgrading Webster’s equipment and the purchase of a new corporate headquarters building in Montvale, New Jersey for $4.2 million financed with a 3.52% ten-year mortgage, we invested in new infrastructure as well as new machinery and equipment in order to boost output and productivity in those product lines we believe provide us the best growth opportunities and to satisfy increasing demand.

•

We entered into an amended and restated credit facility with Wells Fargo that extended the term from December 15, 2012 to February 21, 2017, with a maximum borrowing amount remaining the same at $150.0 million with a maximum for letters of credit of $20.0 million.

•

Subsequent to our year end, in November 2012, we purchased machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco Plastics Industries Ltd. (“Transco”), a Quebec company, for a purchase price of $5.3 million (deposit made in October 2012), excluding a one-year commission and transition service costs. The Transco acquisition will expand our presence in the plastic packaging industry and enhance our suite of products. We expect to gain approximately $30 million in annual net sales from Transco’s former customers, primarily in our printed and converted product line.

•	Also subsequent to our year end, in December 2012, we exercised our option to purchase our Bowling Green, Kentucky facility for $3.4 million, which we had been previously leasing.

As of October 31, 2012, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $214.5 million, compared with $232.1 million at the end of fiscal 2011. Our leverage ratio (debt –to-Adjusted EBITDA) improved from 3.9x in 2011 to 2.5x in 2012. The improvement is driven by cash generated from operating activities partially offset by $42 million in capital expenditures. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $152.2 million at October 31, 2012.

Our working capital amounted to $96.4 million at October 31, 2012 compared to $117.2 million at October 31, 2011. We used the LIFO method for determining the cost of approximately 87% of our total inventories at October 31, 2012. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $127.5 million and $149.5 million at October 31, 2012 and October 31, 2011, respectively. Despite the possible negative effects on our results of operations and our financial position during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing of our operations for each of the past three fiscal years:

	For the Years Ended October 31,
	2012	2011	2010
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$72,044	$23,500	$21,702
Investing activities	(47,762)	(40,423)	(15,536)
Financing activities	(27,909)	22,162	(5,932)
Effect of exchange rate changes on cash	(11)	157	514

(Decrease) increase in cash and cash equivalents	$(3,638)	$5,396	$748

Note: See consolidated statements of cash flows included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.

Operating Activities

Our cash and cash equivalents were $2.8 million at October 31, 2012, as compared to $6.4 million at October 31, 2011. Cash provided by operating activities during the fiscal year ended October 31, 2012 was $72.0 million, which includes net income of $23.2 million adjusted for non-cash items totaling $39.2 million primarily related to depreciation and amortization, provision for deferred taxes and share-based compensation expense. Cash provided by operating activities primarily includes a $9.1 million decrease in inventories (excluding the non-cash effects of LIFO) reflecting lower resin costs and lower finished good quantities on hand and a $1.9 million increase in accounts payable due to the timing of payments, partially offset by a $1.1 million increase in accounts receivable reflecting increased sales.

Investing Activities

Net cash used in investing activities during the fiscal year ended October 31, 2012 was $47.8 million, resulting primarily from $42.0 million in capital expenditures during the period and a $5.3 million deposit payment made for our Transco acquisition.

Financing Activities

Net cash used in financing activities during the fiscal year ended October 31, 2012 was $27.9 million, resulting primarily from $29.8 million in repayments of borrowings under our credit facility, $1.3 million of capital lease payments and $1.4 million of fees paid and capitalized related to our amended and restated credit facility and 2019 notes, partially offset by mortgage proceeds of $3.4 million related to the purchase of our new corporate headquarters building.

Sources and Uses of Liquidity

Credit Facility

In February 2012, we amended and restated the credit facility maintained with Wells Fargo. The maturity was extended to February 21, 2017, with the maximum borrowing amount remaining the same at $150.0 million with a maximum for letters of credit of $20.0 million. The security structure between the credit facility and the amended and restated credit facility has remained the same except mortgages and liens on our real property and equipment previously granted to Wells Fargo and the lenders under our credit facility were released. Interest rates are substantially similar under the Amended and Restated Credit facility, although LIBOR borrowings up to six months were at a slightly improved margin.

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at October 31, 2012 and October 31, 2011 under the credit facility was $147.2 million and $115.3 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at October 31, 2012 and October 31, 2011. Availability under the Canadian credit facility at October 31, 2012 and October 31, 2011 was $5.0 million.

Please refer to Note 8 of the consolidated financial statements for further discussion of our debt.

Repurchase Programs

As of October 31, 2012, $1.0 million remained available for repurchase under the September 2010 Stock Repurchase Program. Please refer to Note 10 of the consolidated financial statements for further discussion of the program.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of October 31, 2012 were as follows:

	For the Years Ending October 31,
	Borrowings (1)(2)(3)	Interest on Fixed Rate Borrowings(4)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2013	$270	$16,672	$2,726	$7,534	$27,202
2014	212	16,661	2,703	7,031	26,607
2015	214	16,653	1,697	4,875	23,439
2016	222	16,644	990	3,030	20,886
2017	3,032	16,634	990	2,064	22,720
Thereafter	203,399	25,400	1,980	1,668	232,447

Total	$207,349	$108,664	$11,086	$26,202	$353,301

(1)	In February 2012, we entered into an amended and restated credit facility which extended the term of our credit facility from December 15, 2012 to February 21, 2017. See Note 8 of the consolidated financial statements for further discussion of our debt and the amended and restated credit facility.

(2)	Borrowings include $200.0 million aggregate principal amount of 2019 notes. See Note 8 of the consolidated financial statements for further discussion of our debt.

(3)	Includes a $3.4 million ten year mortgage note due July 2022 related to the purchase of the Company’s new corporate headquarters.

(4)	In connection with the mortgage note on the new headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3.4 million. The interest rate swap fixed the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $35 million of capital expenditures during fiscal 2013. The capital expenditures for fiscal 2013 primarily will focus on our printing and converting business, including the purchase of our Bowling Green plant (purchase completed in December 2012 for $3.4 million) and completion of the Webster projects started in fiscal 2012. We will be investing approximately $6 million to expand our Waxahachie, Texas plant and to increase capacity and improve efficiencies at that location. We plan to fund these capital expenditures through cash flows from operations. The purchase of Bowling Green reduces our operating lease costs by $0.7 million per year.

We expect to contribute $0.5 million during fiscal 2013 to fund the Canadian defined benefit plan and $0.3 million to fund the Webster defined benefit plan. With regards to the US 401(k) Savings Plan (“401(k) Plan”), we estimate contributing $2.7 million in cash in February 2013 to the 401(k) Plan effective for the 2012 year contributions.

We expect approximately 66,000 performance units to vest during fiscal 2013, provided that each employee continues to be employed by the Company on the respective anniversary dates. Settlement of the units is based on the Company’s stock price on the anniversary date and will be settled at the employees’ option in cash, Company stock, or a combination thereof. Historically, a significant majority of performance units have been settled in cash.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including fair value estimates related to the Webster acquisition, pension obligations, incurred but not reported medical claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Litigation Reserves. Management’s current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and our best estimate of potential loss. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. At October 31, 2012, we were involved in routine litigation in the normal course of our business and based on facts currently available we believe such matters, net of insurance recoveries, will not have a material adverse impact on our results of operations, financial position or liquidity.

Pension Benefit Obligations. We sponsor a defined benefit plan in our Canada operation and assumed a defined benefit plan in our Webster operation. Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. We evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $400,000 at October 31, 2012. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $30,000 for fiscal 2012.

Self Insurance. We are self-insured for medical insurance benefits provided to our U.S. employees. We have obtained stop-loss insurance to limit total medical claims in any one year to $200,000 per covered individual. We record a liability for known claims and an estimate for incurred but not reported (“IBNR”) claims. IBNR claims are estimated by third party actuaries using historical lag information and other data provided by claims administrators, as well as loss development factors. While management uses what we believe are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.

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

Impairment. We review our long-lived assets, such as property, plant and equipment and intangible assets, such as trade names and customer relationships, associated with the Atlantis and Webster acquisitions, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an impairment review include:

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

Also, we perform an annual assessment as to whether or not goodwill is impaired. We performed our annual impairment analysis on September 30 based on a comparison of our market capitalization to our book value at that date. On September 30, 2012, 2011 and 2010, we concluded that there was no impairment because our market capitalization was above book value. On October 31, 2012, our market capitalization was above book value. Our policy is that impairment of goodwill will have occurred if our market capitalization was to remain below book value for a reasonable period of time. If we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. In the second test, the fair value of our company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. We also review our financial position quarterly for other triggering events.

Acquisitions. We use the acquisition method of accounting used for all business combinations (whether full, partial or step acquisition). In applying the acquisition method, the acquirer must determine and recognize the fair value of the acquired assets and liabilities assumed. Any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase and must be recognized in earnings on the acquisition date. Any excess of the acquisition consideration over the fair value of acquired net assets is recognized as goodwill. Any adjustments to the fair values assigned to the assets acquired and the liabilities assumed during the measurement period, which may be up to one year from the acquisition date, has a corresponding offset to the gain on bargain purchase or goodwill. The acquisition costs will be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date.

The acquisition of Webster resulted in a gain on bargain purchase of a business, which amount was finalized during fiscal 2012 after we completed our analysis of the fair values of Webster’s assets and specified liabilities and settled working capital adjustments.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2012, the carrying value of our total debt was $217.3 million of which $214.5 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loans). As of October 31, 2012, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $211.1 million. As of October 31, 2012, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loans was $14.5 million which approximates fair value because the interest rate on these debt instruments approximate market yields for similar debt instruments.

In order to manage the exposure to interest rate risks inherent in variable rate debt, as is the case in the mortgage note, we entered into a floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the outstanding principal balance on the mortgage note. The interest rate swap fixed the interest rate at 3.52% per year and matures on July 25, 2022. The notional amount at October 31, 2012 of the interest rate swap was $3,340,794.

Floating rate debt at October 31, 2012 and October 31, 2011 totaled $2.8 million and $32.6 million, respectively. Based on the average floating rate debt outstanding during fiscal 2012 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.4 million for the fiscal year ended October 31, 2012.

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

The following financial statements and accompanying schedule and related report of our independent registered public accounting firm are set forth in a separate section of this Form 10-K beginning on page 48 and are hereby incorporated by reference.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of October 31, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2012.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2012.

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

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2013 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1—Election of Directors,” “Board Matters—The Board of Directors,” “Board Matters—Committees of the Board,” “Board Matters—Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information—Requirements for Submission of Stockholder Proposals and Nominations for 2014 Annual Meeting.”

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

The information required by this item is set forth under the following captions in our Proxy Statement, which is incorporated herein by reference: “Audit Committee Matters.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Short Hills, New Jersey
January 22, 2013

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2012 AND 2011

(in thousands, except share amounts)

	October 31, 2012	October 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,807	$6,445
Accounts receivable, less allowance for doubtful accounts of $3,198 and $3,333 in 2012 and 2011, respectively	109,895	109,061
Inventories, net	95,128	103,092
Deferred income taxes	2,677	6,750
Other current assets	2,919	3,518

Total current assets	213,426	228,866

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	195,986	169,580
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $1,376 and $988 in 2012 and 2011, respectively	3,536	3,924
OTHER ASSETS	11,624	6,428

Total assets	$431,443	$415,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,604	$1,392
Accounts payable	78,637	76,881
Accrued expenses	35,816	33,373

Total current liabilities	117,057	111,646
LONG-TERM DEBT	214,728	237,123
DEFERRED INCOME TAXES	18,212	12,863
OTHER LONG-TERM LIABILITIES	7,717	4,051

Total liabilities	357,714	365,683

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,136,777 and 11,096,118 shares issued in 2012 and 2011, respectively	111	111
Additional paid-in capital	111,549	109,519
Treasury stock at cost, 5,605,783 shares in 2012 and 2011	(169,826)	(169,826)
Retained earnings	131,316	108,164
Accumulated other comprehensive income	579	2,018

Total shareholders’ equity	73,729	49,986

Total liabilities and shareholders’ equity	$431,443	$415,669

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010

(in thousands, except per share data)

	2012	2011	2010
NET SALES	$1,152,535	$974,792	$800,570
COST OF SALES	969,792	846,070	690,496

Gross profit	182,743	128,722	110,074
OPERATING EXPENSES:
Delivery	52,989	44,251	38,359
Selling	41,404	35,371	35,622
General and administrative	32,424	23,853	20,510

Total operating expenses	126,817	103,475	94,491
OTHER OPERATING INCOME (EXPENSE):
(Loss) gain on sales of property, plant and equipment, net	(278)	(16)	137

Operating income	55,648	25,231	15,720
OTHER INCOME (EXPENSE):
Interest expense	(19,077)	(19,178)	(15,206)
Gain on bargain purchase of a business	17	8,313	—
Other, net	812	105	455

Income from continuing operations before provision for income taxes	37,400	14,471	969
PROVISION FOR INCOME TAXES	(14,248)	(2,083)	(1,492)

Income (loss) from continuing operations	23,152	12,388	(523)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	(43)

Net income (loss)	$23,152	$12,388	$(566)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$4.20	$2.10	$(0.08)

Loss from discontinued operations	$—	$—	$(0.01)

Net income (loss) per common share	$4.20	$2.10	$(0.08)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$4.16	$2.09	$(0.08)

Loss from discontinued operations	$—	$—	$(0.01)

Net income (loss) per common share	$4.16	$2.09	$(0.08)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010

(in thousands)

	2012	2011	2010
Net income (loss)	$23,152	$12,388	$(566)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14	313	841
Translation adjustment reversal into income related to AEP New Zealand	(692)	—	—
Defined benefit pension plans:
Prior service cost arising during the period, (net of taxes of $0, $62 and $0 during fiscal 2012, 2011 and 2010, respectively)	—	(264)	—
Net actuarial losses arising during the period, (net of taxes of $377, $71 and $57 during fiscal 2012, 2011 and 2010, respectively)	(896)	(259)	(326)
Amortization of prior service cost and net actuarial loss included in net periodic pension cost, (net of taxes of $45, $44 and $30 during fiscal 2012, 2011 and 2010, respectively)	135	108	84

Net change in accumulated other comprehensive loss—pension plans (net of taxes of $332, $89 and $27 during fiscal 2012, 2011 and 2010 respectively)	(761)	(415)	(242)

Total other comprehensive (loss) income	(1,439)	(102)	599

Comprehensive income	$21,713	$12,286	$33

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2009	11,012	$110	4,160	$(129,682)	$107,509	$1,521	$96,342
Issuance of common stock pursuant to stock purchase plan	32				696
Issuance of common stock upon exercise of stock options	34	1			185
Issuance of common stock upon settlement of performance units	8				215
Share-based compensation					442
Buyback of common stock			783	(20,742)
Net loss							(566)
Translation adjustments						841
Change in actuarial losses, net of tax						(326)
Amortization of prior service cost and actuarial losses, net of tax						84

BALANCES AT OCTOBER 31, 2010	11,086	$111	4,943	$(150,424)	$109,047	$2,120	$95,776
Issuance of common stock upon exercise of stock options	6				62
Issuance of common stock upon settlement of performance units	4				97
Share-based compensation					313
Buyback of common stock			663	(19,402)
Net income							12,388
Translation adjustments						313
Change in deferred prior service cost and actuarial losses, net of tax						(523)
Amortization of prior service cost and actuarial losses, net of tax						108

BALANCES AT OCTOBER 31, 2011	11,096	$111	5,606	$(169,826)	$109,519	$2,018	$108,164
Issuance of common stock upon exercise of stock options	39				465
Issuance of common stock upon settlement of performance units	2				45
Share-based compensation					218
Excess tax benefit from stock option exercises					1,302
Net income							23,152
Translation adjustments						14
Change in actuarial losses, net of tax						(896)
Amortization of prior service cost and actuarial losses, net of tax						135
Translation adjustment reversal into income related to AEP New Zealand						(692)

BALANCES AT OCTOBER 31, 2012	11,137	$111	5,606	$(169,826)	$111,549	$579	$131,316

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010

(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,152	$12,388	$(566)
Loss from discontinued operations	—	—	(43)

Income (loss) from continuing operations	23,152	12,388	(523)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	22,828	21,751	20,895
Gain on bargain purchase of a business	(17)	(8,313)	—
Change in LIFO reserve	(1,181)	10,350	10,486
Amortization of debt fees	985	1,072	1,099
Translation adjustment reversal related to AEP New Zealand	(692)	—	—
Write-off of 2013 senior notes issuance costs	—	1,239	—
Premium on purchase of 2013 senior notes	—	334	—
Provision for losses on accounts receivable and inventories	283	63	335
Provision for deferred income taxes	11,043	546	11
Share-based compensation expense	6,893	1,919	1,202
Excess tax benefit from stock option exercises	(1,302)	—	—
Other	346	(42)	(52)
Changes in operating assets and liabilities, net of effects of Webster acquisition in fiscal 2011:
Increase in accounts receivable	(1,078)	(4,322)	(10,735)
Decrease (increase) in inventories	9,084	(16,615)	(10,155)
Decrease in other current assets	582	606	439
Decrease (increase) in other assets	83	(154)	22
Increase (decrease) in accounts payable	1,875	(1,272)	16,998
(Decrease) increase in accrued expenses	(497)	4,771	(7,622)
Estimated accrued working capital true up due related to Webster acquisition	—	(612)	—
Decrease in other long-term liabilities	(343)	(209)	(698)

Net cash provided by operating activities	72,044	23,500	21,702
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,000)	(14,499)	(15,904)
Deposit made for Transco acquisition	(5,300)	—	—
Acquisition of Webster	(749)	(25,948)	—
Net proceeds from dispositions of property, plant and equipment	287	24	368

Net cash used in investing activities	(47,762)	(40,423)	(15,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 8.25% 2019 senior notes	—	200,000	—
Repurchase of 7.875% 2013 senior notes	—	(160,494)	—
Net (repayments) borrowings of credit facility	(29,846)	8,901	16,231
Proceeds from mortgage loan note	3,360	—	—
Principal payments on mortgage loan note	(19)	—	—
Repayments of Pennsylvania industrial loans	(146)	(441)	(531)
Principal payments on capital lease obligations	(1,306)	(1,122)	(1,041)
Buyback of common stock	—	(19,402)	(20,742)
Proceeds from issuance of common stock	—	—	696
Proceeds from exercise of stock options	465	62	186
Excess tax benefit from stock option exercises	1,302	—	—
Fees paid and capitalized related to debt issuance	(1,356)	(4,846)	—
Other	(363)	(496)	(731)

Net cash (used in) provided by financing activities	(27,909)	22,162	(5,932)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(11)	157	514

Net (decrease) increase in cash	(3,638)	5,396	748
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,445	1,049	301

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,807	$6,445	$1,049

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment financed through capital lease obligation	$6,774	$254	$—

Equipment financed through buyout of operating lease deposit	$419	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business

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

Fiscal Year:

The Company’s fiscal year-end is October 31.

Principles of Consolidation:

The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition:

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, which is primarily on the date of shipment, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Concurrently, the Company records reductions to revenue for estimated returns and customer rebates, promotions or other incentive programs that are estimated using historical experience and current economic trends. Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

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

The Company’s significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including fair value estimates related to the Webster acquisition, pension obligations, incurred but not reported medical claims, litigation and contingency accruals, income taxes, including valuation of deferred income taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation and impairment of long-lived assets and intangibles, including goodwill.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost and at fair value for acquisitions. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The cost of property, plant and equipment and the related accumulated depreciation and amortization are removed from the accounts upon the retirement or disposal of such assets and the resulting gain or loss is recognized at the time of disposition. Maintenance and repairs that do not improve efficiency or extend economic life are charged to expense as incurred.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

Leases:

The Company operates certain warehousing facilities, office buildings and machinery and equipment under operating leases with terms greater than one year and with minimum lease payments associated with these agreements. Rent expense is recognized on a straight-line basis over the expected lease term. Within the provisions of certain leases are predetermined fixed escalations of the minimum rental payments over the base lease term (none of the leases contain lease concessions, including capital improvement funding, or contingent rental clauses). The effects of the escalations have been reflected in rent expense on a straight-line basis over the lease term, and the difference between the recognized rental expense and the amounts payable under the lease is recorded as deferred lease payments. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.

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

Derivative Instruments:

The Company enters into derivative financial instruments to manage exposures arising in the normal course of business. The Company enters into foreign exchange forward contracts primarily to hedge intercompany transactions and forecasted purchases. Foreign currency forward contracts reduce the Company’s exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates. Foreign exchange forward contracts generally have maturities of less than six months and relate primarily to the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

Canadian dollar. The Company also enters into interest rate swap contracts to economically convert a variable-rate debt to a fixed-rate debt. The Company does not apply hedge accounting for foreign exchange forward contracts and interest rate swaps and as a result, these hedging instruments are adjusted to fair value through income and expense.

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs were $2.1 million, $2.1 million and $1.8 million during fiscal 2012, 2011 and 2010, respectively.

Acquisitions:

The Company uses the acquisition method of accounting for all business combinations (whether full, partial or step acquisition). In applying the acquisition method, the Company determines the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. Any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase and is recognized in earnings on the acquisition date. Any excess of the acquisition consideration over the fair value of acquired net assets is recognized as goodwill. Any adjustments to the fair values assigned to the assets acquired and the liabilities assumed during the measurement period, which may be up to one year from the acquisition date, has a corresponding offset to the gain on bargain purchase or goodwill. The acquisition costs will generally be expensed as incurred and restructuring costs will be expensed

Share-Based Compensation:

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

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2012, 2011 and 2010, the Company concluded that there was no impairment because the Company’s market capitalization was above book value. On October 31, 2012 and 2011, the Company’s market capitalization was above book value. The Company’s policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a reasonable period of time. If the Company determines an impairment has occurred, it will perform a second test to determine the amount of the impairment loss. In the second test, the fair value of the Company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill.

Concentration of Risk:

The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains appropriate allowances for anticipated losses. No single customer accounted for more than 10% of net sales during any of the years in the three year period ended October 31, 2012. No single customer accounted for more than 10% of the Company’s account receivable balance at October 31, 2012 or 2011.

The Company purchases its resin from three principal suppliers that provided the Company with approximately 29%, 25% and 19%, respectively, of the Company’s fiscal 2012 resin supply, approximately 32%, 25% and 18%, respectively, of the Company’s fiscal 2011 resin supply and approximately 30%, 28% and 21%, respectively of the Company’s fiscal 2010 resin supply.

The Company has four collective bargaining agreements representing approximately 27% of its workforce that expire May 2013 (representing 5% of our workforce), November 2013, March 2014 and January 2015, respectively.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Year Ended October 31,
	2012	2011	2010
Weighted average common shares outstanding:
Basic	5,513,863	5,897,037	6,685,639
Effect of dilutive securities:
Options to purchase shares of common stock	51,767	38,685	—

Diluted	5,565,630	5,935,722	6,685,639

For the years ended October 31, 2012, 2011 and 2010 the Company had 10,000, 129,180 and 98,180 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during those respective periods. For the year ended October 31, 2010, the Company had 42,575 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

Reclassifications:

Certain prior year amounts have been reclassified in order to conform to the 2012 presentation. The reclassifications had no effect on net income.

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

comprehensive income as part of the statement of equity. The Company implemented this guidance effective for its second quarter ending April 30, 2012. The adoption of this guidance impacted only the presentation of the financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(3)	Acquisitions

Webster Industries

On October 14, 2011, the Company completed the acquisition of substantially all of the assets and specified liabilities of Webster, a national manufacturer and distributor of retail and institutional private label food and trash bags, for a purchase price of $25.9 million which was subject to a post-closing true-up and a corresponding purchase price adjustment (up to a maximum of $1.3 million downwards, although no limit upwards). 5% of the purchase price was held in escrow until the final net current asset adjustment was determined (see below). An additional 17.5% of the purchase price is being held in escrow regarding indemnification obligations, with specified amounts released after approximately 18 months and three years after closing, with remaining amounts generally released four years after closing. The Company financed the transaction through a combination of cash on hand and availability under its credit facility. The assets included $32.0 million of net current assets, based upon a preliminary estimate of fair value.

During February 2012, the Company settled the net current asset adjustment with Chelsea Industries (the “seller”), Webster’s former parent. The full 5% escrow amount was distributed to seller, and additionally the Company paid approximately $749,000 on February 15, 2012. The amount has been reflected as an increase to the purchase price bringing the purchase price to $26.7 million, before expenses. At October 31, 2011, the Company estimated the net current asset true-up to be an additional $612,000 owed by the Company to Chelsea Industries and included said amount in the estimated purchase price in the table below.

The purchase of Webster provides the Company entry into a new market with significant cross-selling potential. The acquisition resulted in a gain on bargain purchase as the seller was motivated to sell the assets of Webster since they were no longer a core part of the seller’s business. The Company has achieved cost savings from the acquisition, realized principally from improved resin purchasing and other synergies throughout the combined organization.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Acquisitions (Continued)

The acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date and the revised amounts based on the settlement of the net current asset adjustment and the finalization of the fair value allocated to property, plant and equipment and pension liability.

	Final Allocation At October 31, 2012	Preliminary Allocation At October 31, 2011
	(in thousands)
Accounts receivable	$18,030	$18,030
Inventories	23,770	23,799
Other current assets	781	700
Property, plant and equipment	7,355	7,144
Intangible assets	2,005	2,005

Total identifiable assets acquired	51,941	51,678

Accounts payable	5,398	5,494
Accrued expenses	5,033	5,015
Pension liability	1,069	893
Deferred income tax liability	5,414	5,403

Total liabilities assumed	16,914	16,805

Net identifiable assets acquired	35,027	34,873
Purchase price	26,697	26,560

Gain on bargain purchase	$8,330	$8,313

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of Webster, the Company reassessed its assumptions and measurement of identifiable assets acquired and specified liabilities assumed and concluded that the preliminary valuation procedures and resulting measures were appropriate. As a result, the Company had determined that the estimated fair values of assets acquired and liabilities assumed exceeded the purchase price, including the estimated true-up amount of $0.6 million, by approximately $8.3 million, which was recorded as a gain on bargain purchase in its consolidated statement of operations for the year ended October 31, 2011. The gain on bargain purchase was subject to change as the Company completed its analysis of the fair values of Webster’s assets and specified liabilities and settles any working capital adjustments. The increase of $17,000 in the gain on bargain purchase was recognized in the consolidated statement of operations for the fiscal year ended October 31, 2012; the increase reflected the final revisions to the fair value estimates of the assets acquired and liabilities assumed and settlement of the working capital.

In addition to the $0.7 million of acquisition-related costs expensed in fiscal 2011, the Company recognized $0.6 million of acquisition-related costs for the fiscal year ended October 31, 2012. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the fiscal year ended October 31, 2012.

The following unaudited pro forma information summarizes the results of operations for the fiscal years ended October 31, 2011 and 2010, as if the Webster acquisition had been completed as of

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Acquisitions (Continued)

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

Inventories, stated at the lower of cost (last-in, first-out method (“LIFO”) for the U.S. operations, and the first-in, first-out method (“FIFO”) for the Canadian operation, supplies and printed and converted finished goods for the U.S. operation, and certain Webster finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates. The Company establishes a reserve in those situations in which cost exceeds market value.

Inventories are comprised of the following:

	October 31, 2012	October 31, 2011
	(in thousands)
Raw materials	$52,932	$55,278
Finished goods	68,057	74,882
Supplies	5,290	5,264

	126,279	135,424
Less: LIFO reserve	(31,151)	(32,332)

Inventories, net	$95,128	$103,092

The LIFO method was used for determining the cost of approximately 87% and 86% of total inventories at October 31, 2012 and 2011, respectively. During fiscal 2012, 2011 and 2010, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $1.0 million, $0 and $1.8 million, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Property, Plant and Equipment

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2012	2011	Estimated Useful Lives
	(in thousands)
Land	$10,138	$10,135
Buildings	89,592	87,175	15 to 31.5 years
Machinery and equipment	357,949	348,165	5 to 9 years
Furniture and fixtures	19,962	18,196	3 to 9 years
Leasehold improvements	2,761	2,752	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	356	357	3 years
Construction in progress	39,583	5,022

	520,341	471,802
Less: Accumulated depreciation and amortization	324,355	302,222

Property, plant and equipment, net	$195,986	$169,580

Maintenance and repairs expense was $13.5 million, $10.5 million, and $9.9 million for the years ended October 31, 2012, 2011 and 2010, respectively.

(6)	Intangible Assets

Changes in the carrying amount of intangible assets during the years ended October 31, 2012, 2011 and 2010 are as follows:

	Customer List (Mercury)	Tradenames	Leasehold Interests	Customer relationships	Total
	(in thousands)
Balance at October 31, 2009	$136	$969	$(3)	$1,500	$2,602
Amortization	(58)	(91)	(28)	(119)	(296)
Adjustment to purchase price allocation (Atlantis acquisition)	—	(50)	2	(77)	(125)

Balance at October 31, 2010	78	828	(29)	1,304	2,181
Amortization	(58)	(92)	6	(118)	(262)
Webster acquisition (see Note 3)	—	225	—	1,780	2,005

Balance at October 31, 2011	20	961	(23)	2,966	3,924
Amortization	(20)	(137)	6	(237)	(388)

Balance at October 31, 2012	$—	$824	$(17)	$2,729	$3,536

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Intangible Assets (Continued)

Weighted average amortization periods over a straight-line basis are as follows:

In Years
Customer list	6
Trade names	9
Customer relationships	14
Leasehold Interest	3

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending October 31,	(in thousands)
2013	$368
2014	368
2015	369
2016	374
2017	329
Thereafter	1,728

Total estimated future amortization expense	$3,536

(7)	Accrued Expenses

At October 31, 2012 and 2011, accrued expenses consist of the following:

	October 31,
	2012	2011
	(in thousands)
Payroll and employee related	$13,695	$13,042
Customer rebates	9,662	9,847
Interest	749	782
Accrual for performance units	3,754	1,135
Other(A)	7,956	8,567

Accrued expenses	$35,816	$33,373

(A)	No individual item exceeded 5% of current liabilities.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt

A summary of the components of debt is as follows:

	October 31, 2012	October 31, 2011
	(in thousands)
Credit facility(a)	$2,800	$32,646
8.25% senior notes due 2019(b)	200,000	200,000
Pennsylvania industrial loans(c)	1,208	1,354
Mortgage loan note(d)	3,341	—
Capital leases(e)	9,983	4,515
Foreign bank borrowings(f)	—	—

Total debt	217,332	238,515
Less: current portion	2,604	1,392

Long-term debt	$214,728	$237,123

(a) Credit facility

The Company is party to the Second Amended and Restated Loan and Security Agreement (the “credit facility”), dated February 22, 2012, with Wells Fargo Bank National Association (“Wells Fargo”), successor to Wachovia Bank N.A., as a lender thereunder and as agent for the secured parties thereunder. Financial information below for periods prior to February 22, 2012 reflects the prior credit facility with Wells Fargo. The maximum borrowing amount under the credit facility is $150.0 million with a maximum for letters of credit of $20.0 million. The credit facility’s maturity date is February 21, 2017.

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the credit facility of $40.8 million and $34.9 million, with a weighted average interest rate of 2.9% during fiscal 2012 and 2011, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at October 31, 2012 and October 31, 2011 supported a borrowing base of $150.0 million and $148.4 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $45,000 and $0.5 million at October 31, 2012 and October 31, 2011, respectively. Availability at October 31, 2012 and October 31, 2011 under the credit facility was $147.2 million and $115.3 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

contains covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. The credit facility has a fixed charge coverage ratio test of 1.0x, which test is triggered when Excess Availability is below $22.5 million for the immediately preceding fiscal quarter.

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $64.1 million to $150.0 million during fiscal 2012 and from $74.1 million to $149.5 million during fiscal 2011.

During fiscal 2012, the Company capitalized $1.3 million of fees related to the credit facility. These fees, along with the unamortized fees of $0.4 million related to the prior credit facility, are being amortized on a straight line basis over 60 months, the term of the credit facility.

The Company was in compliance with the financial covenants at October 31, 2012 and October 31, 2011.

(b) 8.25% senior notes due 2019

The Company has $200 million aggregate principal amount of 8.25% senior notes due 2019 (the “2019 notes”).

The 2019 notes mature on April 15, 2019, and the indenture governing the 2019 notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at October 31, 2012 and October 31, 2011.

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

Interest is paid semi-annually on April 15 and October 15 of each year beginning on October 15, 2011.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

$4.9 million of fees were capitalized related to the issuance of the 2019 notes. These fees are being amortized on a straight line basis over eight years, the term of the 2019 notes.

(c) Pennsylvania industrial loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. The following are outstanding at October 31, 2012 and 2011:

A $0.3 million five year fixed rate 5.0% loan, due on November 1, 2013, of which $0.1 million was outstanding at October 31, 2012 and 2011;

A $1.4 million fifteen year fixed rate 4.75% loan, due November 1, 2023, of which $1.1 million and $1.2 million was outstanding at October 31, 2012 and 2011, respectively;

These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $11.6 million and $11.9 million at October 31, 2012 and 2011, respectively.

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

In connection with the mortgage note, the Company also entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the outstanding principal balance on the mortgage note. The interest rate swap fixes the interest rate at 3.52% per year and matures on July 25, 2022. Please refer to Note 15 for further discussion.

(e) Capital leases

From time to time, the Company enters into capital leases for certain of its machinery and equipment. The interest rates on the capital leases range from 3.62% to 8.5%, with a weighted average interest rate of 4.8%. As a result of the capital lease treatment, the equipment remains as a component of property, plant and equipment in the Company’s consolidated balance sheet and is depreciated in accordance with the Company’s depreciation policy.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
2013	$2,726
2014	2,703
2015	1,697
2016	990
2017	990
Thereafter	1,980

Total minimum lease payments	11,086
Less: Amounts representing interest	1,103

Present value of minimum lease payments	9,983
Less: Current portion of obligations under capital leases	2,334

Long-term portion of obligations under capital leases	$7,649

(f) Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at October 31, 2012 and October 31, 2011. Availability under the Canadian credit facility at October 31, 2012 and October 31, 2011 was $5.0 million.

Principal payments required on all debt outstanding during each of the next five fiscal years are as follows:

	(in thousands)
	Debt	Capital leases	Total
2013	$270	$2,334	$2,604
2014	212	2,432	2,644
2015	214	1,536	1,750
2016	222	871	1,093
2017	3,032	903	3,935
Thereafter	203,399	1,907	205,306

	$207,349	$9,983	$217,332

Cash paid for interest during fiscal 2012, 2011 and 2010 was $18.0 million, $17.2 million and $14.0 million, respectively, including $0.2 million, $0.3 million and $0.3 million paid as part of the capitalized leases during fiscal years 2012, 2011 and 2010, respectively.

(9)	Pensions and Retirement Savings Plan

The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its Canadian subsidiary. Total expense for these plans for 2012, 2011 and 2010 was $3.3 million, $3.1 million and $3.2 million, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

In addition, in connection with the acquisition of Webster in October 2011, the Company assumed the Webster, Alabama Hourly Employees’ Pension Plan, a defined benefit plan and the Webster Union 401(k) Savings Plan covering hourly employees at the Montgomery, Alabama plant.

401(k) Savings Plan

Employees of the Company in the United States (with the exception of those employees covered by a collective bargaining agreement at its California facility and those employees covered under the Webster Union 401(k) Plan) may participate in the AEP Industries Inc. 401(k) Savings Plan (the “Plan”). Effective for the fiscal 2006 plan year and thereafter, the Company has and will contribute cash to the Plan. Prior to this, the Company contributed common stock held in treasury.

The Company makes contributions to the Plan, for eligible employees who have completed one year of service, equal to 1% of a participant’s compensation, as defined, for the Plan year and matches 100% of the first 3% and 50% of the following 2% of each participant’s 401(k) contribution with a maximum of 5% of the participant’s annual compensation. In fiscal 2012, 2011 and 2010, the Company contributed $2.7 million, $2.6 million and $2.7 million in cash to the Plan in fulfillment of the 2011, 2010 and 2009 contribution requirement, respectively.

At October 31, 2012, there were 216,282 shares of the Company’s common stock held by the Plan, representing approximately 4% of the total number of shares outstanding. Shares of the Company’s common stock credited to each member’s account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are not voted.

The Company has maintained the Webster Union 401(k) Savings Plan; renamed the AEP Union 401(k) Savings Plan. This plan is funded entirely by employee contributions and covers all eligible Webster union employees.

Defined Contribution Plan

The Company sponsors a defined contribution plan in Canada. The plan covers full time employees and provides for a base employer contribution of 4.5% of salary plus an additional matching contribution of 50% of employee contributions up to 5% (for a maximum employer contribution of 7% of salary). The Company’s cash contributions related to this plan for each of the fiscal years ending 2012, 2011 and 2010 totaled $0.2 million.

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

The components of the net periodic pension costs for the Canadian defined benefit plan, including the Webster defined benefit plan in fiscal 2012, are as follows:

	For the Year Ended October 31,
	2012	2011	2010
	(in thousands)
Service cost	$336	$148	$123
Interest cost	375	250	229
Expected return on assets	(355)	(253)	(203)
Amortization of net actuarial loss	52	33	16
Amortization of prior service cost	128	119	98

Net periodic pension cost	$536	$297	$263

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2013, including the portion attributable to Webster, are:

(in thousands)
Amortization of prior service cost	$129
Amortization of net actuarial loss	120

Total	$249

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets for the Canadian defined benefit plan and the acquired Webster defined benefit plan is shown below (based on an October 31 measurement date):

	October 31,
	2012	2011
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$6,809	$4,191
Fair value adjustment related to Webster acquired defined benefit plan	176	—
Service cost	336	148
Interest cost	375	250
Benefit and expense payments	(321)	(97)
Settlements	—	—
Plan amendments	—	326
Actuarial (gains) losses	1,313	(36)
Webster acquisition	—	1,958
Foreign currency exchange rate impact	14	69

Pension benefit obligation at end of year	8,702	6,809
Change in plan assets:
Fair value of plan assets at beginning of year	5,494	4,064
Company contributions	702	504
Benefit and expense payments	(321)	(97)
Actual return on plan assets	395	(113)
Webster acquisition	—	1,065
Foreign currency exchange rate impact	11	71

Fair value of plan assets at end of year	6,281	5,494

Funded status—consolidated	(2,421)	(1,315)

Funded status—Canada	(947)	(422)

Funded status—Webster	(1,474)	(893)

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	(2,421)	(1,315)
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	(940)	(1,068)
Net actuarial loss	(2,344)	(1,116)
Tax effect	894	555

Net amount recognized, after tax	$(2,390)	$(1,629)

Accumulated benefit obligation	$8,702	$6,809

The components of the $1.1 million increase in the amounts recognized (pre-tax) in accumulated other comprehensive income (loss) during fiscal 2012 consisted of $1.3 million of actuarial losses

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

arising during the year primarily as a result of a decrease in the discount rate, partially offset by $0.2 million of amortization of prior service cost and net actuarial losses.

Investment Policy:

It is the objective of the plan sponsors to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2012 and 2011 and the target allocation of pension plan assets for fiscal 2013:

	October 31,		Target Allocation
	2012	2011
Equity securities	58%	59%	61%
Debt securities	37%	36%	36%
Other	5%	5%	3%

Total	100%	100%	100%

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (October 31) were as follows:

	October 31,
	2012	2011	2010
Discount rate	4%	5%	6%
Salary progression rate	0%	0%	0%

The discount rates used for the defined benefit plans in Canada and for Webster are based on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations.

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	October 31,
	2012	2011	2010
Discount rate	5%	6%	7%
Salary progression rate	0%	0%	0%
Expected long-term rate of return on plan assets	6%	6%	6%

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

The Company expects the following benefit payments to be paid out of the Canada and Webster plans for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at October 31, 2012 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during fiscal 2013. Payments from the pension plan are made from the plan assets.

(in thousands)
2013	$213
2014	183
2015	226
2016	274
2017	307
2018-2022, in the aggregate	2,247

During fiscal 2013, the Company expects to contribute $0.5 million to its Canada defined benefit plan and $0.3 million to the Webster defined benefit plan.

The fair values by category of inputs as of October 31, 2012 were as follows:

	Fair Value as of October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$379	$95	$284	$—
Equity securities	3,713	601	3,112	—
U.S. Government securities	178	178	—	—
Fixed income/debt securities	2,011	389	1,622	—
Other	—	—	—	—

Total	$6,281	$1,263	$5,018	$—

The fair values by category of inputs as of October 31, 2011 were as follows:

	Fair Value as of October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$592	$29	$563	$—
Equity securities	3,160	536	2,624	—
U.S. Government securities	163	163	—	—
Fixed income/debt securities	1,535	337	1,198	—
Other	44	—	44	—

Total	$5,494	$1,065	$4,429	$—

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity

Share-Based Compensation

At October 31, 2012, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. The Company also had an employee stock purchase plan which was terminated effective immediately following the end of the six-month offering period ended June 30, 2010. Total share-based compensation expense related to the Company’s stock options plan and employee stock purchase plan are recorded in the consolidated statements of operations as follows:

	For the Year Ended October 31,
	2012	2011	2010
	(in thousands)
Cost of sales	$1,111	$220	$172
Selling expense	1,253	262	192
General and administrative expense	4,529	1,437	838

Total	$6,893	$1,919	$1,202

Stock Option Plans

The Company’s 1995 Stock Option Plan (“1995 Option Plan”) expired on December 31, 2004, except as to options granted prior to that date. The Board adopted the AEP Industries Inc. 2005 Stock Option Plan (“2005 Option Plan”) and the Company’s shareholders approved the 2005 Option Plan at its annual shareholders meeting. The 2005 Option Plan became effective January 1, 2005 and will expire in October 2013. The 2005 Option Plan provides for the granting of various awards, including incentive stock options, which may be exercised over a period of ten years, stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan, each non-employee director receives a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. The Company initially reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2012, 2011 and 2010 has been made from new shares. At October 31, 2012, 379,737 shares are available to be issued under the 2005 Option Plan.

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

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the years ended October 31, 2012, 2011 and 2010.

	For the Year Ended October 31,
	2012	2011	2010
Expected volatility	42.43%	42.62%	54.10%
Expected life in years	7.5	7.5	7.5
Risk-free interest rates	1.43%	2.87%	3.21%
Dividend rate	0%	0%	0%
Weighted average fair value per option at date of grant	$15.79	$14.19	$16.08

The following table summarizes the Company’s stock option plans as of October 31, 2012 and changes during each of the years in the three year period ended October 31, 2012:

	1995 Option Plan		2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2009 (211,664 options exercisable)	191,664		63,800	255,464	$20.66	$7.87-51.00
Granted	—		14,000	14,000	$27.00	$27.00
Exercised	(39,025	)(a)	(400)	(39,425)	$9.65	$9.30-19.83
Forfeited/Cancelled	(230)		(2,000)	(2,230)	$25.17	$9.30-27.00
Expired	(1,000)		—	(1,000)	$31.94	$31.94

Options outstanding at October 31, 2010 (184,009 options exercisable)	151,409		75,400	226,809	$22.87	$7.87-51.00
Granted	—		10,000	10,000	$28.36	$28.36
Exercised	(5,577)		(400)	(5,977)	$10.38	$9.30-19.83
Forfeited/Cancelled	—		—	—	—	—
Expired	(3,000)		—	(3,000)	$51.00	$51.00

Options outstanding at October 31, 2011 (142,832 options exercisable)	142,832		85,000	227,832	$23.07	$7.87-42.60
Granted	—		12,000	12,000	$33.67	$33.67
Exercised	(84,473	)(b)	(9,000)	(93,473)	$25.32	$7.87-33.84
Forfeited/Cancelled	—		(2,000)	(2,000)	$42.60	$42.60
Expired	(1,000)		—	(1,000)	$32.80	$32.80

Options outstanding at October 31, 2012	57,359		86,000	143,359	$22.15	$9.30-$42.60	4.2	$5,990

Vested and expected to vest at October 31, 2012	57,359		86,000	143,359	$22.15		4.2	$5,990

Exercisable at October 31, 2012	57,359		51,600	108,959	$19.89		3.0	$4,798

(a)	Includes 21,000 options exercised at an exercise price of $9.30 per option for which 4,926 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

(b)	Includes 3,419 options exercised at an exercise price of $9.30 per option and 59,180 options exercised at an exercise price of $31.60 per option for which 54,405 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

The table below presents information related to stock option activity for the years ended October 31, 2012, 2011 and 2010:

	For the Year Ended October 31,
	2012	2011	2010
	(in thousands)
Total intrinsic value of stock options exercised	$951	$101	$1,146
Total fair value of stock options vested	$229	$336	$254

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the years ended October 31, 2012, 2011 and 2010 was $0.2 million, $0.3 million, and $0.3 million, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2012, 2011 and 2010, respectively. For fiscal 2012, there was $1.3 million in excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable. The excess benefit is recorded as additional paid in capital for fiscal 2012. For fiscal 2011 and 2010 there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position during those periods.

As of October 31, 2012, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at October 31, 2012 and changes during fiscal 2012 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2011	34,800	$16.38
Granted	12,000	$15.79
Vested	(12,400)	$18.43
Forfeited	—	—

Non-vested at October 31, 2012	34,400	$15.43

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

Total share-based compensation expense related to the Units was $6.7 million, $1.6 million, and $0.8 million for the years ended October 31, 2012, 2011 and 2010, respectively. During the year ended October 31, 2012, the Company paid $0.9 million in cash and issued 1,591 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2012. During the year ended October 31, 2011, the Company paid $1.1 million in cash and issued 3,656 shares of its common stock, in each case net of withholdings, in settlement of the vesting of the Units occurring during fiscal 2011. During the year ended October 31, 2010, the Company paid $1.2 million in cash and issued 8,150 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2010. At October 31, 2012 and October 31, 2011, there was $3.8 million and $1.1 million in accrued expenses and $4.0 million and $1.3 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The following table summarizes the Units as of October 31, 2012 and changes during each of the three year periods ended October 31, 2012:

	2005 Option Plan		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2009	233,820
Units granted	44,930
Units exercised	(66,130)
Units forfeited or cancelled	(51,830)	(a)

Units outstanding at October 31, 2010	160,790
Units granted	52,931	(b)
Units exercised	(64,430)
Units forfeited or cancelled	(1,400)

Units outstanding at October 31, 2011	147,891			1.5	$3,997
Units granted	134,066	(c)	$0.00
Units exercised	(46,165)		$0.00		$1,315
Units forfeited or cancelled	(1,800)

Units outstanding at October 31, 2012	233,992		$0.00	1.7	$14,959

Vested and expected to vest at October 31, 2012	223,711		$0.00	1.7	$14,302

Exercisable at October 31, 2012	—

(a)	The grants of Units in fiscal 2010 were forfeited in their entirety because the Company did not achieve at least 80% of the EBITDA performance goal in such fiscal year.

(b)	More than 100% of the fiscal 2011 Adjusted EBITDA goal was achieved.

(c)	More than 100% of the fiscal 2012 Adjusted EBITDA goal was achieved.

Employee Stock Purchase Plan

The Company terminated the 2005 Employee Stock Purchase Plan, as amended (“2005 Purchase Plan”), effective immediately following the end of the six-month offering period ended June 30, 2010.

The 2005 Purchase Plan became effective July 1, 2005 and provided for an aggregate of 250,000 shares of the Company’s common stock to be made available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The purchase price of the common stock under the 2005 Purchase Plan was 85% of the lower of the closing sales price per share of the Company’s common stock on Nasdaq on either the first or last trading day of each six-month offering period. During the year ended October 31, 2010, 31,994 shares were purchased by employees pursuant to the 2005 Purchase Plan. At July 1, 2010, 99,264 shares remained unsold under the 2005 Purchase Plan and were subsequently deregistered.

Total share-based compensation expense related to the 2005 Purchase Plan was $0.1 million for the fiscal year ended October 31, 2010.

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

On September 15, 2010, the Company’s Board terminated the then outstanding repurchase program (which had $0.8 million remaining as of such date) and approved a new $8.0 million stock repurchase program (the “September 2010 Stock Repurchase Program”). On June 16, 2011, the Company’s Board authorized an increase to the September 2010 Stock Repurchase Program which had $4.5 million available to repurchase, to $20.0 million. As of October 31, 2012, $1.0 million remained available for repurchase under such program.

The following table provides a summary of the repurchase activity during the fiscal years ended 2012, 2011 and 2010 under the stock repurchase programs approved by the Board:

	Total number of shares purchased		Average price paid per share	Total amount paid to buy back shares	Approximate dollar value of shares that may yet be purchased under the plans or programs at end of fiscal year
Fiscal 2010	782,625	(a)	$26.50	$20,742,116	$4,899,129

Fiscal 2011	663,000	(b)	$29.26	$19,401,937	$955,000

Fiscal 2012	—		—	—	—

(a)	On August 5, 2010, the Company repurchased 400,476 shares of its common stock from investment funds affiliated with KSA Capital Management, LLC (“KSA Capital”), whose managing member is Daniel D. Khoshaba (who served as a director on the Company’s Board at such time), in a privately negotiated transaction at an aggregate purchase price of $10.9 million, or $27.28 per share (including brokerage commissions). The purchase price per share represented a discount of 4.8% to the previous day’s closing price of the Company’s common stock.

(b)	On June 17, 2011, the Company repurchased 650,000 shares of its common stock in privately negotiated transactions at an aggregate purchase price of $19.0 million, or $29.30 per share. The purchase price per share represented a discount of 1.9% to the closing price of the Company’s common stock on June 17, 2011.

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

The U.S. and foreign components of income (loss) from continuing operations, which includes a gain of $8.3 million from bargain purchase of a business in fiscal 2011, before provision for income taxes are as follows:

	For the Year Ended October 31,
	2012	2011	2010
	(in thousands)
U.S.	$32,244	$9,738	$(1,027)
Foreign	5,156	4,733	1,996

Total	$37,400	$14,471	$969

The (provision) benefit for income taxes from continuing operations is summarized as follows:

	For the Year Ended October 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$(679)	$10	$(26)
State	(1,211)	(153)	(525)
Foreign	(1,315)	(1,394)	(930)

	(3,205)	(1,537)	(1,481)

Deferred:
Federal	(9,237)	(204)	(133)
State	(833)	(186)	91
Foreign	(973)	(156)	31

	(11,043)	(546)	(11)

Total provision for income taxes from continuing operations	$(14,248)	$(2,083)	$(1,492)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

The Company has $18.3 million of undistributed earnings from foreign subsidiaries (primarily Canada) at October 31, 2012. It is anticipated that these earnings will be remitted in the foreseeable future and the Company has accrued taxes attributable to the repatriation resulting in a net liability of $1.1 million at October 31, 2012. The net liability or tax cost of the repatriation, other than $0.9 million of withholding taxes, will be offset by available foreign tax credits. Undistributed earnings of the Company’s foreign subsidiaries (primarily Canada) were $15.0 million and $11.2 million at October 31, 2011 and 2010, respectively.

In November 2009, the Company received $4.5 million as a dividend from its Canadian subsidiary in which the Company utilized its current year’s loss to offset its federal tax liability of $2.3 million on the dividend. The provision for income taxes for the fiscal year ended October 31, 2010 includes a net tax expense of approximately $187,000 after recognizing the benefit of future foreign tax credits generated upon the receipt of the dividend.

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2012 and 2011 are as follows:

	October 31,
	2012	2011
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$599	$679
Inventories	845	2,216
Alternative minimum tax credits carryforwards	6,095	5,635
State net operating loss carryforwards	1,388	1,857
Net operating loss carryforwards	—	11,334
Capital loss carryforwards	8,199	8,199
Foreign tax credits carryforwards	11,798	4,160
Other	6,540	4,020

Total gross deferred tax assets	35,464	38,100
Valuation allowance	(8,199)	(11,002)

Total net deferred tax asset	$27,265	$27,098
Deferred tax liabilities:
Depreciation	$(22,785)	$(21,139)
Deferred tax liability on undistributed earnings of foreign subsidiary	(9,612)	—
Deferred gain on redemption of senior notes	(2,082)	(2,082)
Basis differences related to Webster acquisition	(5,386)	(5,403)
Other	(2,935)	(4,587)

Total gross deferred tax liabilities	$(42,800)	$(33,211)

Total net deferred tax liabilities	$(15,535)	$(6,113)

The Company reduced goodwill by $1.3 million in fiscal 2011 and $1.4 million in fiscal 2010 relating to the realization of deferred tax assets established as a result of the acquisition of the Borden Global Packaging business in fiscal 1996.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards, foreign tax credits carryforwards and foreign operating loss carryforwards to an amount that, based on all available information, is more likely than not to be realized. The net change in the valuation allowance from October 31, 2011 to October 31, 2012 was a decrease of $2.8 million. The decrease in part resulted from the final liquidation of our New Zealand subsidiary, which reduced the valuation allowance for foreign operating loss carryforwards by $1.0 million. The Company also reevaluated its foreign tax credit reserve and determined that based on future foreign earnings, the valuation allowance of $1.8 million is no longer required. The net change in the valuation allowance from October 31, 2010 to October 31, 2011 was a decrease of $0.8 million. The decrease primarily resulted from capital loss carryforwards that were fully reserved which expired in fiscal 2011 of $0.8 million.

Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2012 expire as follows:

	Related Tax Amount	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
State net operating loss	$31,599	$1,388	Fiscal 2014 - 2031

Total net operating loss carryforwards	$31,599	$1,388

Capital loss carryforwards:
U.S.	$20,737	$8,169	Fiscal 2013
Canada	240	30	Indefinite

Total capital loss carryforwards	$20,977	$8,199

Tax credit carryforwards:
Foreign tax credits	$11,798	$11,798	Fiscal 2015 - 2022
Alternative minimum tax credit	6,095	6,095	Indefinite

Total tax credit carryforwards	$17,893	$17,893

The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Management believes that it is more likely than not that the Company’s deferred tax assets, net of existing valuation allowances, at October 31, 2012 will be realized.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

A reconciliation of the provision for income taxes on income from continuing operations to that which would be computed at the statutory rate of 35% for each of the fiscal years 2012, 2011 and 2010, is as follows:

	For the Year Ended October 31,
	2012	2011	2010
	(in thousands
Provision at statutory rate	$(13,090)	$(5,065)	$(339)
State tax provision, net of federal tax benefit	(1,416)	(99)	23
True-up of prior year tax returns	—	(50)	(239)
Income taxes accrued on foreign undistributed earnings	(1,060)	—	—
Foreign taxes paid and accrued	(1,070)	(162)	(386)
Foreign net operating losses expired	—	—	(1,371)
Capital losses expired	—	(818)	(256)
Net valuation allowances reversed	1,788	818	1,321
Non-taxable gain on bargain purchase	—	2,910	—
Net tax on foreign dividend	—	—	(187)
Other, net	600	383	(58)

Provision for income taxes from continuing operations	$(14,248)	$(2,083)	$(1,492)

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

As of October 31, 2012 and 2011, the Company’s liabilities for unrecognized tax benefits for uncertain tax positions related to certain federal deductions taken for tax purposes and state income taxes, including interest and penalties, were $41,000 and $38,000, respectively, and are included in other long term liabilities in the consolidated balance sheets. The Company classifies interest and penalties on uncertain tax positions as a component of the provision for income taxes. Interest and penalties recognized in the provision for income taxes were $3,240, $3,450, and $20,740 during fiscal 2012, 2011 and 2010, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, seventeen U.S. states and various foreign jurisdictions. Tax years ended October 31, 2011, 2010 and 2009 remain open for U.S. federal taxes, of which fiscal 2009 has been selected for examination by the Internal Revenue Service during fiscal 2012. The Company is currently under examination by two states for the tax years ended October 31, 2005 through October 31, 2009. Tax years ended October 31, 2011, 2010 and 2009 remain open for sixteen states. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2004. Additionally, tax years 2006 through 2011 remain open and subject to examination by the governmental agencies in the Company’s various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material effect on its consolidated financial statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

Cash paid for income taxes during fiscal 2012, 2011 and 2010 was $3.3 million, $0.9 million and $0.7 million, respectively. No taxes were paid by the Company’s discontinued operations for the three years ended October 31, 2012.

(12)	Commitments and Contingencies

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through March 31, 2020. Rental expense under all leases was $8.0 million, $5.6 million and $5.3 million for fiscal 2012, 2011 and 2010, respectively. Rental income under all non-cancellable subleases was $0.6 million, $0.6 million and $0.5 million for fiscal 2012, 2011 and 2010, respectively.

Under the terms of noncancellable operating leases with terms greater than one year (including the rental payments for the Cartersville and Fontana facilities), the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ending October 31,	Operating Leases	Sublease Income
	(in thousands)
2013	$7,534	$643
2014	7,031	643
2015	4,875	264
2016	3,030	—
2017	2,064	—
Thereafter	1,668	—

Total minimum lease payments	$26,202	$1,550

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

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada. The geographical assets and operating results reported within the Other Foreign operations primarily represent tax refunds and intercompany interest income in the Company’s New Zealand subsidiary which was liquidated in the fourth quarter of fiscal 2012.

Income from operations includes all costs and expenses directly related to the geographical area, including intercompany interest income and expense. Identifiable assets are those used in the operations of those geographical areas.

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2012, 2011 and 2010, respectively, is as follows:

	North America		Other Foreign	Total
	United States	Canada
2012
Sales—external customers	$1,075,672	$76,863	$—	$1,152,535
Intercompany sales	40,627	—	—	40,627
Gross profit	168,566	14,177	—	182,743
Operating income (loss)	49,610	6,063	(25)	55,648
Interest income	8	48	—	56
Interest expense	19,057	20	—	19,077
Translation adjustment reversal into income	—	—	692	692
Depreciation and amortization	22,524	304	—	22,828
Provision for income taxes	13,030	1,218	—	14,248
Net income	19,214	3,245	693	23,152
Provision for losses on accounts receivable and inventories	218	65	—	283
Geographical area assets	411,102	20,341	—	431,443
Goodwill	3,697	3,174	—	6,871
Capital expenditures	41,820	180	—	42,000

	North America		Other Foreign	Total
	United States	Canada
2011
Sales—external customers	$900,611	$74,181	$—	$974,792
Intercompany sales	38,968	—	—	38,968
Gross profit	113,997	14,725	—	128,722
Operating income (loss)	18,834	6,465	(68)	25,231
Interest income	8	23	1	32
Interest expense	19,163	15	—	19,178
Depreciation and amortization	21,432	319	—	21,751
Provision for income taxes	695	1,388	—	2,083
Net income (loss)	9,043	3,514	(169)	12,388
Provision for losses on accounts receivable and inventories	129	(66)	—	63
Geographical area assets	392,859	22,758	52	415,669
Goodwill	3,697	3,174	—	6,871
Capital expenditures	14,499	—	—	14,499

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Segment and Geographic Information (Continued)

	North America		Other Foreign	Discontinued Operations	Total
	United States	Canada
	(in thousands)
2010
Sales—external customers	$733,503	$67,067	$—	$—	$800,570
Intercompany sales	36,646	—	—	—	36,646
Gross profit	98,755	11,319	—	—	110,074
Operating income (loss) from continuing operations	12,411	3,318	(9)	—	15,720
Interest income	8	7	1	—	16
Interest expense	15,181	25	—	—	15,206
Depreciation and amortization	20,596	299	—	—	20,895
Provision for income taxes	593	899	—	—	1,492
Net (loss) income	(1,620)	1,116	(19)	(43)	(566)
Provision for losses on accounts receivable and inventories	103	232	—	—	335
Geographical area assets	328,817	21,883	96	—	350,796
Goodwill	4,961	3,174	—	—	8,135
Capital expenditures	15,680	224	—	—	15,904

Net sales by product line are as follows:

	For the Year Ended October 31,
	2012	2011	2010
	(in thousands)
Custom films	$347,258	$340,193	$275,825
Stretch (pallet) wrap	337,078	311,563	245,232
Food contact	197,205	140,912	120,038
PROformance® films	76,227	74,004	65,137
Canliners	123,718	52,231	44,192
Printed and converted films	23,105	11,283	9,660
Other products and specialty films	47,944	44,606	40,486

Total	$1,152,535	$974,792	$800,570

(14)	Accumulated Other Comprehensive Income

The accumulated balances at October 31, related to each component of accumulated other comprehensive income (loss) are as follows:

	2012	2011	2010
	(in thousands)
Foreign currency translation adjustments	$2,969	$3,647	$3,334
Unrecognized prior service cost and actuarial losses related to Canadian and Webster pension plans, net of tax	(2,390)	(1,629)	(1,214)

Total accumulated other comprehensive income	$579	$2,018	$2,120

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	Accumulated Other Comprehensive Income (Continued)

The accumulated other comprehensive loss related to the Company’s pension plans is net of tax benefits of $0.9 million, $0.6 million and $0.4 million at October 31, 2012, 2011 and 2010, respectively.

(15)	Fair Value Measurements and Derivative Instruments

Fair Value Measurements

In determining the fair value of financial instruments, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term nature of these assets and liabilities. The fair value of the Company’s variable rate debt (credit facility) approximates fair value due to the availability and floating rate for similar instruments. Please see Note 9 for discussion of the fair value of the assets held in the Company’s two defined benefit pension plans.

The carrying value and fair value of the Company’s fixed rate debt at October 31, 2012 and October 31, 2011 are as follows:

	October 31, 2012		October 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$211,126	$200,000	$192,626
Mortgage loan note(a)	3,341	3,341	—	—
Pennsylvania industrial loans	1,208	1,208	1,354	1,354
Capital leases	9,983	9,983	4,515	4,515

Total	$214,532	$225,658	$205,869	$198,495

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Fair Value Measurements and Derivative Instruments (Continued)

The fair value of the 2019 notes and the mortgage note are based on quoted market rates (Level 1). The Company derives its fair value estimates of the Pennsylvania industrial loans and the capital leases based on observable inputs (Level 2). Observable market inputs used in the calculation of the fair value of the Pennsylvania industrial loans and the capital leases include evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date.

As of October 31, 2012, the Company did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required at October 31, 2012. Included among the Company’s non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, and intangible assets.

Derivative Financial Instruments

Foreign exchange forward contracts not designated as hedges

The Company seeks to minimize foreign exchange risks through operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company utilizes foreign exchange forward contracts primarily to hedge intercompany transactions and anticipated foreign currency purchases of raw materials. The Company does not purchase, hold or sell derivative financial instruments for trading purposes. The foreign exchange forward contracts are recorded at fair value on the consolidated balance sheets using an income approach valuation technique based on observable market inputs (Level 2). Observable market inputs used in the calculation of the fair value of foreign exchange forward contracts include foreign currency spot and forward rates obtained from an independent third party market data provider. The changes in fair value of these derivative contracts are recognized in other, net on the Company’s consolidated statement of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items. These contracts have original maturities of less than twelve months.

The gain (loss) on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to $40,000, ($30,000), and ($143,000) for the years ended October 31, 2012, 2011 and 2010, respectively, with a total notional value of $7.8 million and $4.6 million at October 31, 2012 and 2011, respectively.

Interest rate swap not designated as hedge

The Company entered into an interest rate swap fixing the variable rate on its mortgage note to a fixed rate loan at an interest rate of 3.52% per year. The interest rate swap is recorded at fair value on the Company’s consolidated balance sheet using an income approach valuation technique based on observable market inputs (Level 2). Observable market inputs used in the calculation of the fair value of interest rate swaps include pricing data from counterparties to these swaps.

Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A by Standard & Poor’s and A2 by Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and if necessary will make appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Fair Value Measurements and Derivative Instruments (Continued)

As of October 31, 2012, the notional amount and the fair value of the interest rate swap were $3,340,794, and a liability of $68,136, respectively. The Company recorded a $68,136 loss on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the year ended October 31, 2012.

(16)	Related Party Transactions

During fiscal 2012, 2011 and 2010, $373,907, $367,335 and $78,264, was paid to Skadden, Arps, Slate, Meagher and Flom LLP, one of the Company’s outside legal counsel, in which the brother of the Company’s Vice President and Controller is a partner. At October 31, 2012 and 2011, the Company owed zero and $123,000, respectively, to Skadden, Arps, Slate, Meagher and Flom LLP.

During fiscal 2012, 2011 and 2010, $79,513, $57,525 and $61,790, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer and brother-in-law of the Vice President and Controller, for the production of the Company’s Annual Report and the production of marketing brochures. At October 31, 2012 and 2011, the Company owed $18,965 and $18,750, respectively, to D.E. Smith Corp.

During fiscal 2012, 2011 and 2010 the Company sold $564,690, $543,658 and $542,428 of product, respectively, to Allstate Poly in which the brother of the Executive Vice President, Sales and Marketing is a partner. At October 31, 2012 and 2011, the Company was owed $140,813 and $121,601 from Allstate Poly, respectively.

(17)	Quarterly Financial Data (Unaudited)

	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2012
Net sales	$267,664	$296,663	$291,988	$296,220
Gross profit	$34,654	$43,142	$56,531	$48,416
Net income	$354	$4,837	$12,277	$5,684
Basic Earnings per Common Share:
Net income per common share	$0.06	$0.88	$2.22	$1.03

Diluted Earnings per Common Share:
Net income per common share	$0.06	$0.87	$2.20	$1.01

2011
Net sales	$217,727	$248,540	$246,385	$262,140
Gross profit	$29,510	$29,870	$35,306	$34,036
Net income (loss)	$1,065	$(678)	$2,528	$9,473	(A)
Basic Earnings (Loss) per Common Share:
Net income (loss) per common share	$0.17	$(0.11)	$0.43	$1.73

Diluted Earnings (Loss) per Common Share:
Net income (loss) per common share	$0.17	$(0.11)	$0.43	$1.72

Earnings per share are computed independently for each of the quarters presented.

(A)	Includes $8.3 million gain on bargain purchase of a business.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Subsequent Event

Subsequent to our fiscal year end, in November 2012, the Company completed its purchase of machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco Plastics Industries Ltd. (“Transco”), a Quebec company, for a purchase price of $5.3 million (deposit made by the Company in October 2012), excluding a one-year commission and transition service costs. The Transco acquisition will expand the Company’s presence in the plastic packaging industry and enhance its suite of products.

The acquisition will be accounted using the acquisition method of accounting which requires, among other things, that assets acquired be recognized at their fair values as of the acquisition date. The allocation of the purchase price to machinery and equipment and intangible assets has not been completed due to the short duration since the acquisition date and will be finalized upon completion of the analysis of the fair values of Transco’s machinery and equipment and intangible assets. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

Also subsequent to year end, in December 2012, the Company exercised its option to purchase for $3.4 million its Bowling Green, Kentucky facility, which was being leased.

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE

II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED OCTOBER 31, 2012

(in thousands)

	Balance at Beginning of Year	Additions (Reversals) Charged to Operations	Deductions From Reserves	Other (a)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2012:
Allowance for doubtful accounts	$3,333	$252	$389	$2	$3,198
Inventories	$89	$31	$3	$—	$117
YEAR ENDED OCTOBER 31, 2011:
Allowance for doubtful accounts	$4,345	$54	$1,070	$4	$3,333
Inventories	$110	$9	$32	$2	$89
YEAR ENDED OCTOBER 31, 2010:
Allowance for doubtful accounts	$5,214	$264	$1,151	$18	$4,345
Inventories	$36	$71	$—	$3	$110

(a)	Represents foreign exchange effect.

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoint J. Brendan Barba and Paul M. Feeney as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the Securities and Exchange Commission (“SEC”), and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEP INDUSTRIES INC.

Dated: January 22, 2013	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 22, 2013	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: January 22, 2013	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance Chief Financial Officer and Director (principal financial officer)

Dated: January 22, 2013	By:	/S/ LINDA N. GUERRERA
Linda N. Guerrera Vice President, Controller (principal accounting officer)

Dated: January 22, 2013	By:	/S/ LAWRENCE R. NOLL
Lawrence R. Noll Director

Dated: January 22, 2013	By:	/S/ KENNETH AVIA
Kenneth Avia Director

Dated: January 22, 2013	By:	/S/ ROBERT T. BELL
Robert T. Bell Director

Dated: January 22, 2013	By:	/S/ IRA M. BELSKY
Ira M. Belsky Director

Dated: January 22, 2013	By:	/S/ RICHARD E. DAVIS
Richard E. Davis Director

Dated: January 22, 2013	By:	/S/ FRANK P. GALLAGHER
Frank P. Gallagher Director

Dated: January 22, 2013	By:	/S/ LEE C. STEWART
Lee C. Stewart Director

INDEX TO EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
**2.1	Asset Purchase Agreement, dated as of September 27, 2011, by and among CI Holdings Corp., Chelsea Industries, Inc., Bes-Pak & Company, Inc., FESC Corp., RSMC, Inc. and AEP Industries Inc.		8-K		2.1	09/27/11
2.2	First Amendment to Asset Purchase Agreement, dated as of October 14, 2011, by and among CI Holdings Corp., Chelsea Industries, Inc., Bes-Pak & Company, Inc., FESC Corp., RSMC, Inc. and AEP Industries Inc.		10-K	10/31/11	2.2	01/17/12
3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the “Company”)		10-Q	04/30/97	3(a)	06/13/97
3.2	Sixth Amended and Restated By-Laws of the Company		8-K		3.1	06/13/12
3.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of AEP Industries Inc.		8-K		3.1	03/31/11
4.1	Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	04/18/11
4.2	First Supplemental Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, between the Company and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee		8-K		4.4	04/18/11
4.3	Form of 8.25% Senior Note due 2019		8-K		4.2	04/18/11
4.4	Second Amended and Restated Loan and Security Agreement, dated February 22, 2012, by and among the Company, Wells Fargo Bank National Association, as Agent, and the financial institutions party thereto as lenders		8-K		4	02/27/12
4.5	Rights Agreement, dated March 31, 2011, by and between AEP Industries Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	03/31/11
*10.1	Amended and Restated 2005 Stock Option Plan of the Company		10-K	10/31/08	10.1	01/27/09
*10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1	06/20/06
*10.3	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, for 409A compliance		10-K	10/31/08	10.3	01/27/09
*10.4	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4	05/10/06

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
*10.5	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5	05/10/06
*10.6	2005 Employee Stock Purchase Plan of the Company, As Amended		10-K	10/31/09	10.6	01/14/10
*10.7	1995 Stock Option Plan of the Company		S-8, (No. 33-58747)		4	04/21/95
*10.8	Form of Management Incentive Plan of the Company	X
*10.9	Summary of Non-Employee Director Compensation	X
10.10	Lease, dated as of March 20, 1990, between the Company and Phillips and Huyler Assoc., L.P.		10-K	10/31/90	10(aa)	01/29/91
*10.11	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba		8-K		10.1	05/13/05
*10.12	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney		8-K		10.2	05/13/05
*10.13	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers		8-K		10.3	05/13/05
*10.14	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K		10.5	05/13/05
*10.15	Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll		8-K		10.6	05/13/05
*10.16	Employment Agreement, effective as of November 1, 2008, between the Company and Linda N. Guerrera		10-K	10/31/08	10.17	01/27/09
*10.17	Form of Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, Paul C. Vegliante, Lawrence R. Noll and Linda N. Guerrera, for 409A compliance, effective December 2008		10-K	10/31/08	10.18	01/27/09
10.18	Purchase Agreement for the Company’s 8.25% Senior Notes due 2019, dated April 7, 2011		10-Q	04/30/11	10.1	06/09/11
21	List of subsidiaries of the Company at January 22, 2013	X
23	Consent of KPMG LLP	X
24	Power of Attorney (set forth on signature page)	X
31.1	Section 302 Certification—CEO	X

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
31.2	Section 302 Certification—CFO	X
32.1	Section 906 Certification—CEO	X
32.2	Section 906 Certification—CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	A management contract or compensatory arrangement required to be filed.

**	The schedules and appendices to the foregoing have been omitted. A copy of any omitted schedule or appendix will be furnished to the Securities and Exchange Commission supplementally upon request.