Form 10-Q
period 2013-01-31
AEP INDUSTRIES INC
filed 2013-03-12
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2013

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 8, 2013 was 5,535,870.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2013	October 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,838	$2,807
Accounts receivable, less allowance for doubtful accounts of $3,131 and $3,198 in 2013 and 2012, respectively	102,825	109,895
Inventories, net	110,662	95,128
Deferred income taxes	2,737	2,677
Other current assets	3,789	2,919

Total current assets	222,851	213,426

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $330,286 and $324,355 in 2013 and 2012, respectively	210,933	195,986
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $1,468 and $1,376 in 2013 and 2012, respectively	4,944	3,536
OTHER ASSETS	6,158	11,624

Total assets	$451,757	$431,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$3,355	$2,604
Accounts payable	88,923	78,637
Accrued expenses	31,352	35,816

Total current liabilities	123,630	117,057
LONG-TERM DEBT	221,476	214,728
DEFERRED INCOME TAXES	20,150	18,212
OTHER LONG-TERM LIABILITIES	5,692	7,717

Total liabilities	370,948	357,714

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,138,519 and 11,136,777 shares issued in 2013 and 2012, respectively	111	111
Additional paid-in capital	111,640	111,549
Treasury stock at cost, 5,605,783 shares in 2013 and 2012, respectively	(169,826)	(169,826)
Retained earnings	138,226	131,316
Accumulated other comprehensive income	658	579

Total shareholders’ equity	80,809	73,729

Total liabilities and shareholders’ equity	$451,757	$431,443

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2013	2012
NET SALES	$267,142	$267,664
COST OF SALES	224,708	233,010

Gross profit	42,434	34,654
OPERATING EXPENSES:
Delivery	12,366	12,487
Selling	9,498	9,794
General and administrative	6,889	6,986

Total operating expenses	28,753	29,267

Operating income	13,681	5,387
OTHER INCOME (EXPENSE):
Interest expense	(4,566)	(4,837)
Gain on bargain purchase of a business	1,001	—
Other, net	69	85

Income before provision for income taxes	10,185	635
PROVISION FOR INCOME TAXES	(3,275)	(281)

Net income	$6,910	$354

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$1.25	$0.06

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$1.23	$0.06

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2013	2012
Net income	$6,910	$354
Other comprehensive income (loss):
Foreign currency translation adjustments	33	(26)
Amortization of prior service cost and actuarial net loss, net of tax of $16 and $11 for 2013 and 2012, respectively	46	34

Total other comprehensive income	79	8

Comprehensive income	$6,989	$362

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,910	$354
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,001	5,691
Gain on bargain purchase of a business	(1,001)	—
Change in LIFO reserve	(3,066)	3,293
Amortization of debt fees	239	265
Provision for losses on accounts receivable and inventories	20	72
Provision for deferred income taxes	598	125
Share-based compensation expense	1,269	879
Excess tax benefit from stock option exercises	(21)	—
Other	10	43
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,066	10,121
Increase in inventories	(12,466)	(23,271)
Increase in other current assets	(858)	(1,405)
(Increase) decrease in other assets	(93)	60
Increase in accounts payable	10,283	967
Decrease in accrued expenses	(6,358)	(5,388)
Increase (decrease) in other long-term liabilities	35	(11)

Net cash provided by (used in) operating activities	8,568	(8,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,482)	(4,359)
Net proceeds from dispositions of property, plant and equipment	124	—

Net cash used in investing activities	(14,358)	(4,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from credit facility	2,897	11,054
Proceeds from capital lease obligations	4,134	—
Repayments of Pennsylvania Industrial Loans	(37)	(36)
Principal payments on capital lease obligations	(573)	(305)
Principal payments on mortgage loan note	(29)	—
Proceeds from exercise of stock options	16	227
Excess tax benefit from stock option exercises	21	—
Other	(644)	(313)

Net cash provided by financing activities	5,785	10,627

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	36	3

Net increase (decrease) in cash	31	(1,934)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,807	6,445

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,838	$4,511

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Equipment financed through capital lease obligation	$1,107	$—

Cash paid during the period for interest	$286	$409

Cash paid during the period for income taxes	$480	$135

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2013, and the consolidated results of operations, consolidated comprehensive income and consolidated cash flows for the three months ended January 31, 2013 and 2012, respectively, have been made. The consolidated results of operations for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial information included herein has been prepared by the Company, without audit, for filing with the U.S. Securities and Exchange Commission (the “Commission”) pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including fair value estimates related to acquisitions, pension obligations, incurred but not reported medical claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain information and footnote disclosures normally included in audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012, filed with the Commission on January 22, 2013.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	EARNINGS PER SHARE (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2013	2012
Weighted average common shares outstanding:
Basic	5,531,355	5,494,848
Effect of dilutive securities:
Options to purchase shares of common stock	80,634	35,759

Diluted	5,611,989	5,530,607

For the three months ended January 31, 2013 and 2012, the Company had zero and 125,180 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during the respective periods.

(3) ACQUISITIONS

Transco Plastics Industries Ltd.

On November 8, 2012, the Company completed its purchase of certain machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco Plastics Industries Ltd. (“Transco”), a Quebec company, for a purchase price of $5.3 million (deposit was made and included in other assets at October 31, 2012), excluding a one-year commission and transition service costs. The Company financed the transaction through a combination of cash on hand and availability under its credit facility.

The Transco acquisition expands the Company’s presence in the plastic packaging industry and enhances the Company’s suite of products. The acquisition resulted in a gain on bargain purchase as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business and the seller was under a time constraint to vacate the building in which these assets were located.

The Company has concluded that the Transco acquisition represents a business because it is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return to the Company and its shareholders. As such, the acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date. The allocation of fair value is still preliminary due to the short duration since the acquisition date and will be finalized as soon as possible but no later than one year from the acquisition date.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)	ACQUISITIONS (Continued)

Preliminary Allocation At January 31, 2013
(in thousands)
Property, plant and equipment	$5,380
Intangible asset (customer list)	1,500

Total identifiable assets acquired	6,880

Deferred income tax liability	579

Total liabilities assumed	579

Net identifiable assets acquired	6,301
Purchase price	5,300

Gain on bargain purchase	$1,001

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of Transco, the Company reassessed its assumptions and measurement of identifiable assets acquired and liabilities assumed, and concluded that the preliminary valuation procedures and resulting measures were appropriate. As a result, the Company had determined that the estimated fair values of assets acquired and liabilities assumed exceeded the purchase price by approximately $1.0 million, which was recorded as a gain on bargain purchase in its consolidated statement of operations for the quarter ended January 31, 2013. The gain on bargain purchase is subject to change as the Company completes its analysis of the fair values of Transco’s assets.

The intangible asset will be amortized over a straight-line basis over ten years.

The Company incurred $0.1 million of acquisition-related costs during the quarter ended January 31, 2013. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the quarter ended January 31, 2013.

Pro forma results of operations and other disclosures for the Transco acquisition have not been presented as they are not material in relation to the Company’s reported results.

Webster Industries

On October 14, 2011, the Company completed the acquisition of substantially all of the assets and specified liabilities of Webster Industries (“Webster”), a national manufacturer and distributor of retail and institutional private label food and trash bags, for a purchase price of $25.9 million which was subject to a post-closing true-up and a corresponding purchase price adjustment (up to a maximum of $1.3 million downwards, although no limit upwards). During February 2012, the Company settled the net current asset adjustment with Chelsea Industries (the “seller”), Webster’s former parent. The full 5% escrow amount was distributed to seller, and additionally the Company paid approximately $749,000 on February 15, 2012. The amount was reflected as an increase to the purchase price bringing the purchase price to $26.7 million, before expenses. The fair value of the assets acquired and the liabilities assumed was $51.9 million and $16.9 million, respectively.

In addition to the $0.7 million of acquisition-related costs expensed in fiscal 2011, the Company recognized $0.6 million of acquisition-related costs for the fiscal year ended October 31, 2012; $0.4 million of which was

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)	ACQUISITIONS (Continued)

recognized during the three months ended January 31, 2012. These costs were expensed when incurred and were recorded in general and administrative expenses in the consolidated statement of operations for the quarter ended January 31, 2012.

The prior year results of operations for Webster have been included in all periods presented.

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

Inventories are comprised of the following:

	January 31, 2013	October 31, 2012
	(in thousands)
Raw materials	$52,425	$52,932
Finished goods	81,390	68,057
Supplies	4,932	5,290

	138,747	126,279
Less: LIFO reserve	(28,085)	(31,151)

Inventories, net	$110,662	$95,128

The LIFO method was used for determining the cost of approximately 89% and 87% of total inventories at January 31, 2013 and October 31, 2012, respectively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT

A summary of the components of debt is as follows:

	January 31, 2013	October 31, 2012
	(in thousands)
Credit facility (a)	$5,697	$2,800
8.25% senior notes due 2019 (b)	200,000	200,000
Pennsylvania industrial loans (c)	1,171	1,208
Mortgage loan note (d)	3,312	3,341
Capital leases (e)	14,651	9,983
Foreign bank borrowings (f)	—	—

Total debt	224,831	217,332
Less: current portion	3,355	2,604

Long-term debt	$221,476	$214,728

(a)	Credit Facility

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

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the credit facility of $13.5 million and $48.9 million, with a weighted average interest rate of 3.3% and 2.9% during the three months ended January 31, 2013 and 2012, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at January 31, 2013 and October 31, 2012 supported a borrowing base of $149.1 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million and $45,000 at January 31, 2013 and October 31, 2012, respectively. Availability at January 31, 2013 and October 31, 2012 under the credit facility was $142.3 million and $147.2 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $115.4 million to $150.0 million during the three months ended January 31, 2013 and from $67.9 million to $124.4 million during the three months ended January 31, 2012.

The Company capitalized $1.3 million of fees related to the credit facility. These fees, along with the unamortized fees of $0.4 million related to the prior credit facility, are being amortized on a straight line basis over 60 months, the term of the credit facility.

The Company was in compliance with the financial covenants at January 31, 2013 and October 31, 2012.

(b)	8.25% Senior Notes due 2019

The Company has $200 million aggregate principal amount of 8.25% senior notes due 2019 (the “2019 notes”).

The 2019 notes mature on April 15, 2019, and the indenture governing the 2019 notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at January 31, 2013 and October 31, 2012.

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

The 2019 notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2014 and prior to maturity at certain fixed redemption prices plus accrued and unpaid interest. The 2019 notes may be redeemed, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount of the 2019 notes plus a make-whole premium, as defined, together with accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 2019 notes prior to April 15, 2014, using net proceeds from certain equity offerings.

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

The Company has certain amortizing fixed rate term loans in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility with interest rates ranging from 4.75% to 5.0%. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $11.5 million at January 31, 2013.

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

In connection with the mortgage note, the Company also entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the outstanding principal balance on the mortgage note. The interest rate swap fixes the interest rate at 3.52% per year and matures on July 25, 2022 (see Note 9 for further discussion).

(e)	Capital leases

From time to time, the Company enters into capital leases for certain of its machinery and equipment. The interest rates on the capital leases range from 3.5% to 8.5%, with a weighted average interest rate of 4.5%. As a result of the capital lease treatment, the equipment remains as a component of property, plant and equipment in the Company’s consolidated balance sheet and is depreciated in accordance with the Company’s depreciation policy.

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
2013	$2,748
2014	3,548
2015	2,541
2016	1,834
2017	1,834
Thereafter	3,809

Total minimum lease payments	16,314
Less: Amounts representing interest	1,663

Present value of minimum lease payments	14,651
Less: Current portion of obligations under capital leases	3,094

Long-term portion of obligations under capital leases	$11,557

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	DEBT (Continued)

(f)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at January 31, 2013 and October 31, 2012. Availability under the Canadian credit facility at January 31, 2013 and October 31, 2012 was $5.0 million.

(6) ACCRUED EXPENSES

At January 31, 2013 and October 31, 2012, accrued expenses consist of the following:

	January 31, 2013	October 31, 2012
	(in thousands)
Payroll and employee related	$7,725	$13,695
Customer rebates	5,861	9,662
Interest	4,856	749
Accrual for performance units	4,737	3,754
Other (A)	8,173	7,956

Accrued expenses	$31,352	$35,816

(A)	No individual item exceeded 5% of current liabilities.

(7) SHAREHOLDERS’ EQUITY

Share-Based Compensation

At January 31, 2013, the Company has a share-based plan which provides for the granting of stock options and performance units to officers, directors and key employees of the Company. Total share-based compensation expense related to the Company’s stock option plans are recorded in the consolidated statements of operations as follows:

	For the Three Months Ended January 31,
	2013	2012
	(in thousands)
Cost of sales	$232	$111
Selling expense	248	139
General and administrative expense	789	629

Total	$1,269	$879

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

meeting. The 2005 Option Plan became effective January 1, 2005 and will expire in October 2013. The 2005 Option Plan provides for the granting of various awards, including incentive stock options, which may be exercised over a period of ten years, stock appreciation rights, restricted stock, performance units and non-qualified stock options, including fixed annual grants to non-employee directors. Under the 2005 Option Plan for fiscal 2011 and fiscal 2012, each non-employee director received a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders. Beginning in fiscal 2013, the non-employee directors will receive annual restricted stock awards as of the date of the annual meeting of shareholders, with a grant date fair value of $55,000. The Company initially reserved 1,000,000 shares of the Company’s common stock for issuance under the 2005 Option Plan. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2013 and 2012 has been made from new shares. At January 31, 2013, 334,479 shares are available to be issued under the 2005 Option Plan.

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

There were no options granted during the three months ended January 31, 2013 or 2012.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	SHAREHOLDERS’ EQUITY (Continued)

The following table summarizes the Company’s stock option plans as of January 31, 2013, and changes during the three months ended January 31, 2013:

	1995 Option Plan	2005 Option Plan	Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2012 (108,959 options exercisable)	57,359	86,000	143,359	$22.15	$9.30-42.60	4.2	$5,990
Granted	—	—	—	—	—
Exercised	(1,480)	—	(1,480)	$10.95	$9.30-11.74
Forfeited/Cancelled	—	—	—	—	—
Expired	—	—	—	—	—

Options outstanding at January 31, 2013	55,879	86,000	141,879	$22.26	$9.30-42.60	4.0	$5,976

Vested and expected to vest at January 31, 2013	55,879	86,000	141,879	$22.26		4.0	$5,976

Exercisable at January 31, 2013	55,879	54,000	109,879	$20.41		2.8	$4,831

The table below presents information related to stock option activity for the three months ended January 31, 2013 and 2012:

	For the Three Months Ended January 31,
	2013	2012
	(in thousands)
Total intrinsic value of stock options exercised	$76	$153
Total fair value of stock options vested	$59	$59

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three months ended January 31, 2013 and 2012 was approximately $38,000 and $57,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2013 and 2012. For the three months ended January 31, 2013, there was approximately $21,000 in excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable. The excess benefit is recorded as additional paid in capital at January 31, 2013. For the three months ended January 31, 2012, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of January 31, 2013, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	SHAREHOLDERS’ EQUITY (Continued)

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2013 and changes during the three months ended January 31, 2013 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2012	34,400	$15.43
Granted	—	—
Vested	(2,400)	$24.42
Forfeited	—	—

Non-vested at January 31, 2013	32,000	$14.76

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

Total share-based compensation expense related to the Units was $1.2 million and $0.8 million for the three months ended January 31, 2013 and 2012, respectively. At January 31, 2013 and October 31, 2012, there was $4.7 million and $3.8 million in accrued expenses, respectively, and $2.0 million and $4.0 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of January 31, 2013, and changes during the three months ended January 31, 2013:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2012	233,992	$0.00	1.7	$14,959
Units granted	45,258	$0.00
Units exercised	(66,135)	$0.00		$4,031
Units forfeited or cancelled	—

Units outstanding at January 31, 2013	213,115	$0.00	2.3	$13,720

Vested and expected to vest at January 31, 2013	205,965		2.2	$13,260

Exercisable at January 31, 2013	—

The Company paid in January 2013, $1.4 million in cash and issued 262 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first quarter of fiscal 2013. Subsequent to the first quarter, in February 2013, the Company paid $1.1 million in cash and issued 495 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of the remaining Units occurring during the first quarter of 2013. The Company paid in January 2012, $0.7 million in cash, net of withholdings, in settlement of the vesting of certain Units occurring during the first quarter of 2012. Subsequent to the first quarter of the prior year, in February 2012, the Company paid $0.2 million in cash and issued 1,591 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of the remaining Units occurring during the first quarter of 2012.

Treasury Shares

On January 21, 2013, the Company’s Board terminated the September 2010 Stock Repurchase Program (which had $1.0 million remaining as of such date). There was no stock repurchase activity during fiscal 2012 or the three months ended January 31, 2013.

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

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$251,144	$15,998	$267,142
Intercompany sales	7,333	—	7,333
Gross profit	38,729	3,705	42,434
Operating income	12,086	1,595	13,681

	For the Three Months Ended January 31, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$250,826	$16,838	$267,664
Intercompany sales	9,159	—	9,159
Gross profit	32,003	2,651	34,654
Operating income	4,886	501	5,387

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2013	2012
	(in thousands)
Custom films	$78,612	$81,291
Stretch (pallet) wrap	83,264	79,778
Food contact	43,960	45,344
Canliners	30,397	30,217
PROformance® films	17,603	17,627
Printed and converted films	4,261	3,404
Other products and specialty films	9,045	10,003

Total	$267,142	$267,664

(9) FAIR VALUE MEASUREMENTS

Fair Value Measurements

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

The carrying value and fair value of the Company’s fixed rate debt at January 31, 2013 and October 31, 2012 are as follows:

	January 31, 2013		October 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$217,376	$200,000	$211,126
Mortgage loan note(a)	3,312	3,312	3,341	3,341
Pennsylvania industrial loans	1,171	1,171	1,208	1,208
Capital leases	14,651	14,651	9,983	9,983

Total	$219,134	$236,510	$214,532	$225,658

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)	FAIR VALUE MEASUREMENTS (Continued)

The interest rate swap is recorded at fair value on the Company’s consolidated balance sheet using an income approach valuation technique based on observable market inputs (Level 2). Observable market inputs used in the calculation of the fair value of interest rate swaps include pricing data from counterparties to these swaps.

As of January 31, 2013, the notional amount and the fair value of the interest rate swap were $3,311,931, and a liability of $2,880, respectively. The Company recorded a $65,256 gain on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the three months ended January 31, 2013. As of October 31, 2012, the notional amount and the fair value of the interest rate swap were $3,340,794, and a liability of $68,136, respectively.

(10) COMMITMENTS AND CONTINGENCIES

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

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the continuing impact of the U.S. recession and the global credit and financial environment and other changes in the United States or international economic or political conditions; the integration of Webster Industries and Transco Plastics Industries; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2012 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 and reports filed thereafter with the SEC, and other publicly available information.

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

On November 8, 2012, we completed our purchase of certain machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco Plastics Industries Ltd. (“Transco”), a Quebec company, for a purchase price of $5.3 million (deposit was made in October 2012), excluding a one-year commission and transition service costs. We financed the transaction through a combination of cash on hand and availability under our credit facility. The Transco acquisition will expand our presence in the plastic packaging industry and enhance our suite of products. The acquisition resulted in a gain on bargain purchase as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business and the seller was under a time constraint to vacate the building in which these assets were located.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. Average resin cost during the three months ended January 31, 2013 was 4% lower, or $0.03 per pound, than the average resin cost during the three months ended January 31, 2012. We believe that resin prices will be volatile throughout the remainder of fiscal 2013 due to production issues among the resin suppliers, complicated by fluctuating feedstock costs and exporting activities. In order to maintain margins it is essential that resin cost increases be matched by selling price adjustments. There can be no assurance that we will be able to continue to secure sufficient supply or be able to pass on resin price increases on a penny-for-penny basis in the future.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances affecting many of our customers, distributors and suppliers. We have seen positive signs of stabilization in our markets, although the impact of the recession continues. It is, however, difficult to predict the continuing pace of marketplace consolidation or the impact of current and future economic circumstances on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. Resin prices remain volatile and in periods of rising prices, we may be unable to adjust selling prices to our customers on a timely basis. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve internal practices to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe the implementation of these cost-reduction initiatives have and will continue to minimize the impact of these conditions.

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

Results of Operations—First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

The following table presents unaudited selected financial data for the three months ended January 31, 2013 and 2012 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	January 31, 2013		January 31, 2012		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$267,142	$1.16	$267,664	$1.16	(0.2)%	$(522)
Gross profit	42,434	0.18	34,654	0.15	22.5%	7,780
Operating expenses:
Delivery	12,366	0.06	12,487	0.06	(1.0)%	(121)
Selling	9,498	0.04	9,794	0.04	(3.0)%	(296)
General and administrative	6,889	0.03	6,986	0.03	(1.4)%	(97)

Total operating expenses	$28,753	$0.13	$29,267	$0.13	(1.8)%	$(514)

Pounds sold		229,516 lbs.		231,312 lbs.

Net Sales

The decrease in Net sales for the three months ended January 31, 2013 was the result of a 0.8% decrease in sales volume negatively affecting net sales by $2.1 million, partially offset by a 0.4% increase in average selling prices and improved sales mix positively affecting net sales by $1.2 million. The first quarter of 2013 also included a $0.4 million positive impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $3.1 million decrease in the LIFO reserve during the first quarter of fiscal 2013 versus a $3.3 million increase in the LIFO reserve during the first quarter of fiscal 2012, representing a decrease of $6.4 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter gross, profit increased $1.4 million primarily due to improvements in material margins, plant utilization and sales mix.

Operating Expenses

Operating expenses decreased $0.5 million during the first quarter of fiscal 2013 versus the first quarter of fiscal 2012. Included in the prior year was $0.4 million of acquisition-related fees associated with the Webster acquisition. Without these items, operating expenses decreased $0.1 million primarily due to $0.4 million of synergies recognized related to Webster, partially offset by $0.3 million increase in share-based compensation costs associated with our stock options and performance units.

Interest Expense

Interest expense for the three months ended January 31, 2013 decreased $0.3 million as compared to the prior year period resulting primarily from lower average borrowings on our credit facility partially offset by higher interest rates on our credit facility borrowings.

Gain On Bargain Purchase of a Business

Gain on bargain purchase of $1.0 million during the quarter ended January 31, 2013 resulted from the fair value of the identifiable assets acquired in the Transco acquisition exceeding the purchase price (see Note 3).

Income Tax Provision

The provision for income taxes for the three months ended January 31, 2013 was $3.3 million on income before the provision for income taxes of $10.2 million, which includes the gain on bargain purchase of $1.0 million which is non-taxable. The effective tax rate including the gain on bargain purchase is 32.2 percent. The difference between our effective tax rate of 32.2 percent for the three months ended January 31, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the non-taxable gain on the bargain purchase (-3.4%), the differential in the U.S. and Canadian statutory rates (-1.1%) and net permanent difference relating to our Section 199 manufacturing deduction (-2.1%), partially offset by a foreign withholding taxes paid and provision for state taxes in the United States, net of federal benefit (+3.8%).

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	First Quarter Fiscal 2013	First Quarter Fiscal 2012
	(in thousands)	(in thousands)
Net income	$6,910	$354
Provision for taxes	3,275	281
Interest expense	4,566	4,837
Depreciation and amortization expense	6,001	5,691
(Decrease) increase in LIFO reserve	(3,066)	3,293
Gain on bargain purchase of a business	(1,001)	—
Other non-operating income	(69)	(85)
Non-cash share-based compensation	1,269	879

Adjusted EBITDA	$17,885	$15,250

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

We continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of January 31, 2013, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $222.0 million, compared with $214.5 million at the end of fiscal 2012. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $147.3 million at January 31, 2013.

In addition to our normal operating activities during the first quarter of fiscal 2013:

•

We completed our purchase in November 2012 of certain machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco, a Quebec company, for a purchase price of $5.3 million (deposit was made in October 2012), excluding a one-year commission and transition service costs. During the first quarter of fiscal 2013, we incurred an additional $1.6 million in capital expenditures to ship and install this machinery and equipment to various AEP plants as well as infrastructure enhancements to accommodate this machinery and equipment.

•

We exercised in December 2012 our option to purchase our Bowling Green, Kentucky facility for $3.4 million. We had been previously leasing this building at a cost of approximately $58,000 per month, excluding utility costs.

•	We incurred $5.5 million of capital expenditures related to upgrading Webster’s machinery and equipment; $1.1 million of which was financed through a capital lease.

Our working capital amounted to $99.2 million at January 31, 2013 compared to $96.4 million at October 31, 2012. We used the LIFO method for determining the cost of approximately 89% of our total inventories at January 31, 2013. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $127.3 million and $127.5 million at January 31, 2013 and October 31, 2012, respectively. Despite the possible negative effects on our results of operations and our financial position during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the three months ended January 31, 2013 and 2012:

	For the Three Months Ended January 31,
	2013	2012
	(in thousands)
Total cash provided by (used in):
Operating activities	$8,568	$(8,205)
Investing activities	(14,358)	(4,359)
Financing activities	5,785	10,627
Effect of exchange rate changes on cash	36	3

Increase (decrease) in cash and cash equivalents	$31	$(1,934)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $2.8 million at both January 31, 2013 and at October 31, 2012. Cash provided by operating activities during the three months ended January 31, 2013 was $8.6 million, which includes net income of $6.9 million adjusted for non-cash items totaling $4.0 million primarily related to depreciation and amortization of $6.0 million, a decrease in LIFO reserve of $3.1 million and $1.3 million in share-based compensation expense. Cash provided by operating activities also includes a $7.1 million decrease in accounts receivable resulting primarily from improved collections and a decrease in dollar sales in the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012 and a $10.3 million increase in accounts payable primarily due to higher resin purchases in the month of January 2013. Cash used by operating activities primarily includes a $12.5 million increase in inventories excluding the non-cash effects of LIFO due to our increased investment in inventory and a $6.4 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2012 and paid during the first quarter of fiscal 2013.

Investing Activities

Net cash used in investing activities during the three months ended January 31, 2013 was $14.4 million, resulting primarily from capital expenditures during the period.

Financing Activities

Net cash provided by financing activities during the three months ended January 31, 2013 was $5.8 million, resulting primarily from $4.1 million in proceeds from a new capital lease obligation and $2.9 million in increased borrowings under our credit facility.

Sources and Uses of Liquidity

Credit Facility

We maintain a credit facility with Wells Fargo. The credit facility matures on February 21, 2017 and has a maximum borrowing amount of $150.0 million with a maximum for letters of credit of $20.0 million. The credit facility is secured by liens on most of our domestic assets (other than real property and equipment) and on 66% of our ownership interest in certain foreign subsidiaries.

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at January 31, 2013 and October 31, 2012 under the credit facility was $142.3 million and $147.2 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at January 31, 2013 and October 31, 2012. Availability under the Canadian credit facility at January 31, 2013 and October 31, 2012 was $5.0 million.

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of January 31, 2013 are as follows:

	For the Years Ending October 31,
	Borrowings (1) (2) (3)	Interest on Fixed Rate Borrowings (4)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2013	$204	$16,627	$2,748	$5,765	$25,344
2014	212	16,661	3,548	7,257	27,678
2015	214	16,653	2,541	5,174	24,582
2016	222	16,644	1,834	3,138	21,838
2017	5,929	16,634	1,834	2,188	26,585
Thereafter	203,399	25,401	3,809	1,668	234,277

Total	$210,180	$108,620	$16,314	$25,190	$360,304

(1)	Borrowings include $5.7 million under our credit facility maturing on February 21, 2017. See Note 5 of the consolidated financial statements for further discussion of our debt.
(2)	Borrowings include $200.0 million aggregate principal amount of 2019 Notes. See Note 5 of the consolidated financial statements for further discussion of our debt.
(3)	Includes a $3.3 million ten-year mortgage note due July 2022 related to the purchase of the Company’s new corporate headquarters.
(4)	In connection with the mortgage note on the new headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $20 million of capital expenditures during the remainder of fiscal 2013. This amount includes expenditures to improve the efficiency and productivity of the Webster plant in Montgomery, Alabama acquired in October 2011, expansion in our Waxahachie plant, and the installation of the Transco machines in various AEP plants

With regards to the AEP Industries Inc. 401(k) Savings Plan (“401(k) Plan”) (formerly the US 401(k) Savings and Employee Stock Ownership Plan), we estimate contributing $3.0 million in cash in March 2013 to our 401(k) Plan effective for the 2012 year employer contributions.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including fair value estimates related to the Webster and Transco acquisition, pension obligations, incurred but not reported medical claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the U.S. Securities and Exchange Commission on January 22, 2013.

There were no material changes to our critical accounting policies during the three months ended January 31, 2013.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2013, the carrying value of our total debt was $224.8 million of which $219.1 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loans). As of January 31, 2013, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $217.4 million. As of January 31, 2013, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loans was $19.1 million which approximates fair value because the interest rate on these debt instruments approximate market yields for similar debt instruments.

In order to manage the exposure to interest rate risks inherent in variable rate debt, as is the case in the mortgage note, we entered into a floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the outstanding principal balance on the mortgage note. The interest rate swap fixed the interest rate at 3.52% per year and matures on July 25, 2022. The notional amount and fair value at January 31, 2013 of the interest rate swap was $3,311,931 and a liability of $2,880, respectively.

Floating rate debt at January 31, 2013 and October 31, 2012 totaled $5.7 million and $2.8 million, respectively. Based on the average floating rate debt outstanding during the three months ended January 31, 2013 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of approximately $34,000 for the three months ended January 31, 2013.

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

As of January 31, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation in the normal course of our business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2013, there were no shares purchased under the current stock repurchase program. On January 21, 2013, the Company’s Board terminated the September 2010 Stock Repurchase Program (which had $1.0 million remaining as of such date).

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

AEP Industries Inc.

Dated: March 12, 2013	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: March 12, 2013	By:	/s/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)