Form 10-Q
period 2013-04-30
AEP INDUSTRIES INC
filed 2013-06-10
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2013

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 6, 2013 was 5,597,266.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2013	October 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,614	$2,807
Accounts receivable, less allowance for doubtful accounts of $3,173 and $3,198 in 2013 and 2012, respectively	110,781	109,895
Inventories, net	101,474	95,128
Deferred income taxes	2,560	2,677
Other current assets	4,965	2,919

Total current assets	221,394	213,426

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $337,509 and $324,355 in 2013 and 2012, respectively	215,010	195,986
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $1,635 and $1,376 in 2013 and 2012, respectively	4,777	3,536
OTHER ASSETS	5,880	11,624

Total assets	$453,932	$431,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$3,318	$2,604
Accounts payable	80,299	78,637
Accrued expenses	25,271	35,816

Total current liabilities	108,888	117,057
LONG-TERM DEBT	236,902	214,728
DEFERRED INCOME TAXES	18,925	18,212
OTHER LONG-TERM LIABILITIES	6,561	7,717

Total liabilities	371,276	357,714

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,203,049 and 11,136,777 shares issued in 2013 and 2012, respectively	112	111
Additional paid-in capital	113,375	111,549
Treasury stock at cost, 5,605,783 shares in 2013 and 2012, respectively	(169,826)	(169,826)
Retained earnings	138,448	131,316
Accumulated other comprehensive income	547	579

Total shareholders’ equity	82,656	73,729

Total liabilities and shareholders’ equity	$453,932	$431,443

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2013	2012	2013	2012
NET SALES	$284,304	$296,663	$551,446	$564,327
COST OF SALES	248,361	253,521	473,069	486,531

Gross profit	35,943	43,142	78,377	77,796
OPERATING EXPENSES:
Delivery	13,636	13,294	26,002	25,781
Selling	9,615	10,011	19,113	19,805
General and administrative	8,114	7,104	15,003	14,090

Total operating expenses	31,365	30,409	60,118	59,676

Operating income	4,578	12,733	18,259	18,120
OTHER (EXPENSE) INCOME:
Interest expense	(4,832)	(4,871)	(9,398)	(9,708)
Gain on bargain purchase of a business	—	—	1,001	—
Other, net	15	(21)	84	64

(Loss) income before benefit (provision) for income taxes	(239)	7,841	9,946	8,476
BENEFIT (PROVISION) FOR INCOME TAXES	461	(3,004)	(2,814)	(3,285)

Net income	$222	$4,837	$7,132	$5,191

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$0.04	$0.88	$1.29	$0.94

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$0.04	$0.87	$1.28	$0.94

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2013	2012	2013	2012
Net income	$222	$4,837	$7,132	$5,191
Other comprehensive (loss) income:
Foreign currency translation adjustments	(158)	202	(125)	176
Amortization of prior service cost and actuarial net loss, net of tax of $16 and $12 for the three months ended April 30, 2013 and 2012 and $32 and $23 for the six months ended April 30, 2013 and 2012, respectively	47	35	93	69

Total other comprehensive (loss) income	(111)	237	(32)	245

Comprehensive income	$111	$5,074	$7,100	$5,436

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,132	$5,191
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,541	11,301
Gain on bargain purchase of a business	(1,001)	—
Change in LIFO reserve	6,973	8,900
Amortization of debt fees	477	508
Provision for losses on accounts receivable and inventories	163	553
Provision for deferred income taxes	1,398	2,628
Share-based compensation expense	3,502	1,769
Excess tax benefit from stock option exercises	(1,161)	—
Other	30	67
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,102)	(4,175)
Increase in inventories	(13,350)	(9,068)
Increase in other current assets	(2,011)	(787)
(Increase) decrease in other assets	(74)	96
Increase (decrease) in accounts payable	1,670	(18,638)
Decrease in accrued expenses	(13,568)	(11,137)
Decrease in other long-term liabilities	(38)	(43)

Net cash provided by (used in) operating activities	2,581	(12,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,068)	(9,622)
Net working capital true-up related to Webster acquisition	—	(749)
Net proceeds from dispositions of property, plant and equipment	201	—

Net cash used in investing activities	(25,867)	(10,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from credit facility	19,100	23,661
Proceeds from capital lease obligations	4,134	—
Repayments of Pennsylvania Industrial Loans	(75)	(72)
Principal payments on capital lease obligations	(1,319)	(615)
Principal payments on mortgage loan note	(59)	—
Proceeds from exercise of stock options	519	369
Excess tax benefit from stock option exercises	1,161	—
Fees paid and capitalized related to debt issuance	—	(981)
Payment of withholding taxes on performance units	(1,275)	(359)

Net cash provided by financing activities	22,186	22,003

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(93)	(42)

Net decrease in cash	(1,193)	(1,245)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,807	6,445

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,614	$5,200

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Equipment financed through capital lease obligation	$1,107	$—

Cash paid during the period for interest	$8,915	$9,151

Cash paid during the period for income taxes	$2,458	$1,341

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2013, the consolidated results of operations and consolidated comprehensive income for the three and six months ended April 30, 2013 and consolidated cash flows for the six months ended April 30, 2013 and 2012, respectively, have been made. The consolidated results of operations for the three and six months ended April 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS PER SHARE (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2013	2012	2013	2012
Weighted average common shares outstanding:
Basic	5,563,305	5,511,489	5,547,065	5,503,078
Effect of dilutive securities:
Options to purchase shares of common stock	36,137	45,946	32,942	37,235

Diluted	5,599,442	5,557,435	5,580,007	5,540,313

For the three months ended April 30, 2013 and 2012, the Company had zero and 22,000 stock options outstanding, respectively, and for the six months ended April 30, 2013 and 2012, the Company had zero and 42,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during the respective periods.

The non-vested restricted stock issued under the Company’s 2013 Omnibus Incentive Plan (see Note 7) has been included in the weighted average common shares outstanding for the three and six months ended April 30, 2013 since the date of issuance as the restricted stock entitles the participant to all rights of a stockholder, including the right to vote the shares and the right to receive dividends.

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

Preliminary Allocation At April 30, 2013
(in thousands)
Property, plant and equipment	$5,380
Intangible asset (customer list)	1,500

Total identifiable assets acquired	6,880

Deferred income tax liability	579

Total liabilities assumed	579

Net identifiable assets acquired	6,301
Purchase price	5,300

Gain on bargain purchase	$1,001

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of Transco, the Company reassessed its assumptions and measurement of identifiable assets acquired and liabilities assumed, and concluded that the preliminary valuation procedures and resulting measures were appropriate. As a result, the Company determined that the estimated fair values of assets acquired and liabilities assumed exceeded the purchase price by approximately $1.0 million, which was recorded as a gain on bargain purchase in its consolidated statement of operations for the six months ended April 30, 2013. The gain on bargain purchase is subject to change as the Company completes its analysis of the fair values of Transco’s assets.

The intangible asset is being amortized over a straight-line basis over ten years.

The Company incurred zero and $0.1 million of acquisition-related costs during the three and six months ended April 30, 2013, respectively. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the three and six months ended April 30, 2013.

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

In addition to the $0.7 million of acquisition-related costs expensed in fiscal 2011, the Company recognized $0.6 million of acquisition-related costs for the fiscal year ended October 31, 2012; $0.2 million and $0.6 million of which was recognized during the three and six months ended April 30, 2012, respectively. These costs were expensed when incurred and were recorded in general and administrative expenses in the consolidated statement of operations for the three and six months ended April 30, 2012.

The results of operations for Webster have been included in all periods presented.

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

Inventories are comprised of the following:

	April 30, 2013	October 31, 2012
	(in thousands)
Raw materials	$45,348	$52,932
Finished goods	88,317	68,057
Supplies	5,933	5,290

	139,598	126,279
Less: LIFO reserve	(38,124)	(31,151)

Inventories, net	$101,474	$95,128

The LIFO method was used for determining the cost of approximately 86% and 87% of total inventories at April 30, 2013 and October 31, 2012, respectively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT

A summary of the components of debt is as follows:

	April 30, 2013	October 31, 2012
	(in thousands)
Credit facility (a)	$21,900	$2,800
8.25% senior notes due 2019 (b)	200,000	200,000
Pennsylvania industrial loans (c)	1,133	1,208
Mortgage loan note (d)	3,282	3,341
Capital leases (e)	13,905	9,983
Foreign bank borrowings (f)	—	—

Total debt	240,220	217,332
Less: current portion	3,318	2,604

Long-term debt	$236,902	$214,728

(a)	Credit Facility

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

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had average borrowings under the credit facility of $30.9 million and $61.2 million, with a weighted average interest rate of 2.9% and 2.7% during the three months ended April 30, 2013 and 2012, respectively. The Company had average borrowings under the credit facility of $22.0 million and $54.7 million, with a weighted average interest rate of 3.0% and 2.8% during the six months ended April 30, 2013 and 2012, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at April 30, 2013 and October 31, 2012 supported a borrowing base of $150.0 million. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million and $45,000 at April 30, 2013 and October 31, 2012, respectively. Availability at April 30, 2013 and October 31, 2012 under the credit facility was $127.0 million and $147.2 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $95.8 million to $150.0 million during the six months ended April 30, 2013 and from $64.1 million to $124.4 million during the six months ended April 30, 2012.

The Company capitalized $1.3 million of fees related to the credit facility. These fees, along with the unamortized fees of $0.4 million related to the prior credit facility, are being amortized on a straight line basis over 60 months, the term of the credit facility.

The Company was in compliance with the financial covenants at April 30, 2013 and October 31, 2012.

(b)	8.25% Senior Notes due 2019

The Company has $200 million aggregate principal amount of 8.25% senior notes due 2019 (the “2019 notes”).

The 2019 notes mature on April 15, 2019, and the indenture governing the 2019 notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at April 30, 2013 and October 31, 2012.

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

The Company has certain amortizing fixed rate term loans in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility with interest rates ranging from 4.75% to 5.0%. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $11.3 million at April 30, 2013.

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
2013	$1,785
2014	3,548
2015	2,541
2016	1,834
2017	1,834
Thereafter	3,879

Total minimum lease payments	15,421
Less: Amounts representing interest	1,516

Present value of minimum lease payments	13,905
Less: Current portion of obligations under capital leases	3,073

Long-term portion of obligations under capital leases	$10,832

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	DEBT (Continued)

(f)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at April 30, 2013 and October 31, 2012. Availability under the Canadian credit facility at April 30, 2013 and October 31, 2012 was $5.0 million.

(6) ACCRUED EXPENSES

At April 30, 2013 and October 31, 2012, accrued expenses consist of the following:

	April 30, 2013	October 31, 2012
	(in thousands)
Payroll and employee related	$7,378	$13,695
Customer rebates	5,806	9,662
Interest	763	749
Accrual for performance units	4,058	3,754
Other (A)	7,266	7,956

Accrued expenses	$25,271	$35,816

(A)	No individual item exceeded 5% of current liabilities.

(7) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan which provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Cost of sales	$343	$149	$575	$260
Selling expense	373	169	621	308
General and administrative expense	1,517	572	2,306	1,201

Total	$2,233	$890	$3,502	$1,769

Share-Based Plans

At the annual meeting of stockholders of the Company on April 9, 2013, stockholders approved the AEP Industries Inc. 2013 Omnibus Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the award to non-employee directors and key employees of the Company of options, restricted stock, restricted stock units, stock

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 375,000 shares of the Company’s common stock. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2013 and 2012 was made from new shares.

As a result of stockholder approval of the 2013 Plan, all subsequent awards of stock and stock unit awards will be granted under the 2013 Plan and no new awards will be made under the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expires in October 2013 except as to awards previously granted prior to that date. Certain options granted under the Company’s 1995 Stock Option Plan also remain outstanding. The 1995 Stock Option Plan expired on December 31, 2004. Each non-employee director received a fixed annual grant of 2,000 stock options as of the date of the annual meeting of stockholders under the 2005 Option Plan and in accordance with the fiscal 2012 director compensation program. On April 12, 2013, each non-employee director was granted an annual restricted stock award with a grant date fair value of $55,000, or 783 shares (4,698 shares in the aggregate), under the 2013 Plan and in accordance with the fiscal 2013 director compensation program. Future annual grants of restricted stock to non-employee directors will be made as of the date of the annual meeting of stockholders. At April 30, 2013, 370,302 shares are available to be issued under the 2013 Plan.

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

There were no options granted during the six months ended April 30, 2013.

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the three and six months ended April 30, 2012:

	For the Three Months Ended April 30, 2012	For the Six Months Ended April 30, 2012
Risk-free interest rate	1.43%	1.43%
Expected life in years	7.5	7.5
Expected volatility	42.43%	42.43%
Dividend rate	0%	0%
Weighted average fair value per option at date of grant	$15.79	$15.79

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

The following table summarizes the Company’s 1995 and 2005 stock option plans as of April 30, 2013, and changes during the six months ended April 30, 2013:

	1995 Option Plan	2005 Option Plan		Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2012 (108,959 options exercisable)	57,359	86,000		143,359	$22.15	$9.30-42.60	4.2	$5,990
Granted	—	—		—	—	—
Exercised	(54,359)	(12,554	)(a)	(66,913)	$14.58	$9.30-38.10
Forfeited/Cancelled	—	—		—	—	—
Expired	—	—		—	—	—

Options outstanding at April 30, 2013	3,000	73,446		76,446	$28.76	$11.20-42.60	5.7	$3,695

Vested and expected to vest at April 30, 2013	3,000	73,446		76,446	$28.76		5.7	$3,695

Exercisable at April 30, 2013	3,000	51,846		54,846	$28.50		4.8	$2,665

a)	Includes 12,000 options exercised at an exercise price of $38.10 per option for which 6,096 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

The table below presents information related to stock option activity for the three and six months ended April 30, 2013 and 2012:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Total intrinsic value of stock options exercised	$3,836	$356	$3,912	$509
Total fair value of stock options vested	$151	$170	$210	$229

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and six months ended April 30, 2013 was approximately $35,000 and $73,000, respectively and approximately $56,000 and $113,000 for the three and six months ended April 30, 2012, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2013 and 2012. For the three and six months ended April 30, 2013, there was $1.1 million and $1.2 million in excess tax benefits recognized resulting from share-based compensation awards, respectively, which reduced taxes otherwise payable. The excess benefit is recorded as additional paid in capital at April 30, 2013. For the three and six months ended April 30, 2012, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

As of April 30, 2013, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at April 30, 2013 and changes during the six months ended April 30, 2013 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2012	34,400	$15.43
Granted	—	—
Vested	(12,800)	$16.40
Forfeited	—	—

Non-vested at April 30, 2013	21,600	$14.86

Performance Units

The 2005 Option Plan provided for the granting of Board approved performance units (“Units”). Outstanding Units are subject to forfeiture based on an annual Adjusted EBITDA performance goal, as determined and adjusted by the Board. If the Company’s Adjusted EBITDA equals or exceeds the performance goal, no Units will be forfeited. If the Company’s Adjusted EBITDA is between 80% and less than 100% of the performance goal, such employee will forfeit such number of Units equal to (a) the Units granted multiplied by (b) the percentage Adjusted EBITDA is less than the performance goal. If Adjusted EBITDA is below 80% of the performance goal, the employee will forfeit all Units. Subsequent to the satisfaction of the performance goal, the vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

As the Units contain both a performance and service condition, the Units have been treated as a series of separate awards or tranches for purposes of recognizing compensation expense. The Company recognizes compensation expense on a tranche-by-tranche basis, recognizing the expense as the employee works over the requisite service period for that specific tranche. The Company has applied the same assumption for forfeitures as employed in the Company’s stock option plans, discussed above.

Total share-based compensation expense related to the Units was $2.2 million and $3.4 million for the three and six months ended April 30, 2013, respectively, and $0.8 million and $1.7 million for the three and six months ended April 30, 2012, respectively. At April 30, 2013 and October 31, 2012, there was $4.1 million and $3.8 million in accrued expenses, respectively, and $3.1 million and $4.0 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of April 30, 2013, and changes during the six months ended April 30, 2013:

	2005 Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2012	233,992	$0.00	1.7	$14,959
Units granted	45,258	$0.00
Units exercised	(66,435)	$0.00		$4,053
Units forfeited or cancelled	(5,300)

Units outstanding at April 30, 2013	207,515	$0.00	2.0	$15,999

Vested and expected to vest at April 30, 2013	203,515		2.0	$15,691

Exercisable at April 30, 2013	—

During the six months ended April 30, 2013, the Company paid $2.5 million in cash and issued 757 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first six months of fiscal 2013. During the six months ended April 30, 2012, the Company paid $0.9 million in cash and issued 1,591 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first six months of fiscal 2012.

Restricted Stock

On April 12, 2013, the non-employee directors received an annual restricted stock award with a grant date fair value of $55,000, or 783 shares (4,698 shares in the aggregate). The restricted stock may be forfeited in the event of termination of service as a non-employee director of the Company prior to the first anniversary of the grant date, subject to the Compensation Committee’s right to accelerate the vesting of all or a portion of the restricted stock at any time. During the restricted period, the restricted stock entitles the participant to all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends thereon. Prior to the end of the restricted period, restricted stock generally may not be sold, assigned, pledged, or otherwise disposed of or hypothecated by participants.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation associated with the restricted stock on a straight-line basis over the term which is one year. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and six months ended April 30, 2013 was $27,000.

Treasury Shares

On January 21, 2013, the Company’s Board terminated the September 2010 Stock Repurchase Program (which had $1.0 million remaining as of such date). There was no stock repurchase activity during fiscal 2012 or the six months ended April 30, 2013.

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

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$263,796	$20,508	$284,304
Intercompany sales	10,914	—	10,914
Gross profit	31,108	4,835	35,943
Operating income	1,874	2,704	4,578

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	For the Three Months Ended April 30, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$275,932	$20,731	$296,663
Intercompany sales	11,620	—	11,620
Gross profit	39,412	3,730	43,142
Operating income	11,238	1,495	12,733

	For the Six Months Ended April 30, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$514,940	$36,506	$551,446
Intercompany sales	18,247	—	18,247
Gross profit	69,837	8,540	78,377
Operating income	13,960	4,299	18,259

	For the Six Months Ended April 30, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$526,758	$37,569	$564,327
Intercompany sales	20,779	—	20,779
Gross profit	71,415	6,381	77,796
Operating income	16,124	1,996	18,120

Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Custom films	$85,990	$89,106	$164,602	$170,397
Stretch (pallet) wrap	83,092	85,391	166,356	165,169
Food contact	45,176	49,758	89,136	95,102
Canliners	29,307	31,083	59,704	61,300
PROformance® films	17,597	19,204	35,200	36,831
Printed and converted films	8,105	5,750	12,366	9,154
Other products and specialty films	15,037	16,371	24,082	26,374

Total	$284,304	$296,663	$551,446	$564,327

(9) FAIR VALUE MEASUREMENTS

Fair Value Measurements

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term nature of these assets and liabilities. The fair value of the Company’s variable rate debt (credit facility) approximates fair value due to the availability and floating rate for similar instruments.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)	FAIR VALUE MEASUREMENTS (Continued)

The carrying value and fair value of the Company’s fixed rate debt at April 30, 2013 and October 31, 2012 are as follows:

	April 30, 2013		October 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$218,750	$200,000	$211,126
Mortgage loan note (a)	3,282	3,282	3,341	3,341
Pennsylvania industrial loans	1,133	1,133	1,208	1,208
Capital leases	13,905	13,905	9,983	9,983

Total	$218,320	$237,070	$214,532	$225,658

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

As of April 30, 2013, the notional amount and the fair value of the interest rate swap were $3,282,160, and a liability of $57,290, respectively. The Company recorded a $(54,410) loss and $10,846 gain on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the three and six months ended April 30, 2013, respectively. As of October 31, 2012, the notional amount and the fair value of the interest rate swap were $3,340,794, and a liability of $68,136, respectively.

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

On November 8, 2012, we completed our purchase of certain machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco Plastics Industries Ltd. (“Transco”), a Quebec company, for a purchase price of $5.3 million (deposit was made in October 2012), excluding a one-year commission and transition service costs. We financed the transaction through a combination of cash on hand and availability under our credit facility. The Transco acquisition has enhanced our suite of products. The acquisition resulted in a gain on bargain purchase as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business and the seller was under a time constraint to vacate the building in which these assets were located. The gain on bargain purchase is subject to change as we complete our analysis of the fair value of Transco’s assets. The analysis will be finalized as soon as possible but no later than one year from the acquisition date. See Note 3 of the consolidated financial statements for further discussion.

We projected sales volume in fiscal 2013 would exceed one billion pounds, an increase of 3% or 30 million pounds from fiscal 2012. We are now revising that target and are expecting volume for 2013 to remain flat. The decrease in sales volume is mainly due to a softer than expected North American market, the Company’s continuing price management activities, and unanticipated delays experienced in the Company’s product qualification efforts and equipment installation activities related to our Webster and Transco businesses, which we expect to complete by July 2013.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. Average resin cost during both the three and six months ended April 30, 2013 were 4% lower, or $0.03 per pound than the average resin cost during both the three and six months ended April 30, 2012. During the second quarter of 2013, average resin prices increased $0.06 per pound from the preceding quarter. We believe that resin prices will be volatile throughout the remainder of fiscal 2013 due to production issues among the resin suppliers, complicated by fluctuating feedstock costs and exporting activities. In order to maintain margins it is essential that resin cost increases be matched by selling price adjustments. There can be no assurance that we will be able to continue to secure sufficient supply or be able to pass on resin price increases on a penny-for-penny basis in the future.

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

Results of Operations—Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

The following table presents unaudited selected financial data for the three months ended April 30, 2013 and 2012 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	April 30, 2013		April 30, 2012
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$284,304	$1.18	$296,663	$1.21	(4.2)%	$(12,359)
Gross profit	35,943	0.15	43,142	0.18	(16.7)%	(7,199)
Operating expenses:
Delivery	13,636	0.06	13,294	0.05	2.6%	342
Selling	9,615	0.04	10,011	0.04	(4.0)%	(396)
General and administrative	8,114	0.03	7,104	0.03	14.2%	1,010

Total operating expenses	$31,365	$0.13	$30,409	$0.12	3.1%	$956

Pounds sold		240,910 lbs.		246,049 lbs.

Net Sales

The decrease in net sales for the three months ended April 30, 2013 was the result of a 2% decrease in sales volume negatively affecting net sales by $6.1 million and a 2.0% decrease in average selling prices, primarily attributable to lower resin costs during the comparable periods, negatively affecting net sales by $5.9 million. The second quarter of 2013 also included a $0.4 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $10.0 million increase in the LIFO reserve during the second quarter of fiscal 2013 versus a $5.6 million increase in the LIFO reserve during the second quarter of fiscal 2012, representing an increase of $4.4 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter, gross profit decreased $2.8 million primarily due to the decrease in sales volume.

Operating Expenses

Operating expenses increased $1.0 million during the second quarter of fiscal 2013 versus the second quarter of fiscal 2012, primarily due to a $1.1 million increase in share-based compensation costs associated with our stock options and performance units and $0.4 million of severance payments related to our Webster operations, partially offset by $0.4 million of lower bad debt expense. Operating expenses during the quarter also include temporarily increased inter-plant transportation costs incurred to maintain traditional customer service levels as manufacturing sites are realigned. There was approximately $0.8 million of synergies achieved related to the integration of Webster.

Interest Expense

Interest expense for the three months ended April 30, 2013 remained flat as compared to the prior year period resulting primarily from lower average borrowings on our credit facility reducing interest expense by $0.2 million partially offset by additional interest expense on new capital leases, interest expense on the mortgage note and the interest rate swap, all of which were not in place during the second quarter of fiscal 2012.

Income Tax Provision

The benefit for income taxes for the three months ended April 30, 2013 was $0.5 million on a loss before the benefit for income taxes of $0.2 million. The difference between our effective tax rate for the three months ended April 30, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the differential in the U.S. and Canadian statutory rates and benefit for state taxes in the United States, net of federal benefit and net permanent difference relating to our Section 199 manufacturing deduction, partially offset by a foreign withholding taxes paid.

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

Results of Operations – First Six Months of Fiscal 2013 Compared to First Six Months of Fiscal 2012

The following table presents unaudited selected financial data for the six months ended April 30, 2013 and 2012 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended
	April 30, 2013		April 30, 2012		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$551,446	$1.17	$564,327	$1.18	(2.3)%	$(12,881)
Gross profit	78,377	0.17	77,796	0.16	0.7%	581
Operating expenses:
Delivery	26,002	0.06	25,781	0.06	0.9%	221
Selling	19,113	0.04	19,805	0.04	(3.5)%	(692)
General and administrative	15,003	0.03	14,090	0.03	6.5%	913

Total operating expenses	$60,118	$0.13	$59,676	$0.13	0.7%	$442

Pounds sold		470,426 lbs.		477,361 lbs.

Net Sales

The decrease in net sales for the six months ended April 30, 2013 was the result of a 1% decrease in sales volume negatively affecting net sales by $8.1 million and a 0.9% decrease in average selling prices, primarily attributable to lower resin costs during the comparable periods, negatively affecting net sales by $4.9 million.

Gross Profit

There was a $7.0 million increase in the LIFO reserve during the first six months of fiscal 2013 versus an $8.9 million increase in the LIFO reserve during the first six months of fiscal 2012, representing a decrease of $1.9 million year-over-year. Excluding the impact of the LIFO reserve change during the six months, gross profit decreased $1.3 million primarily due to the decrease in sales volume.

Operating Expenses

Operating expenses increased $0.4 million during the first six months of fiscal 2013 versus the first six months of fiscal 2012. Included in the prior year period was $0.6 million of acquisition-related fees associated with the Webster acquisition. Excluding such fees, operating expenses increased $1.0 million primarily due to a $1.4 million increase in share-based compensation costs associated with our stock options and performance units and $0.5 million in severance costs associated with our Webster operations, partially offset by $0.7 million of lower bad debt expense. Operating expenses also include temporarily increased inter-plant transportation costs incurred to maintain traditional customer service levels as manufacturing sites are realigned. There was approximately $1.2 million of synergies achieved related to the integration of Webster.

Interest Expense

Interest expense for the first six months ended April 30, 2013 decreased $0.3 million as compared to the prior year period resulting primarily from lower average borrowings on our credit facility reducing interest expense by $0.4 million partially offset by additional interest expense on new capital leases and interest expense on the mortgage note, both of which were not in place during the first six months of fiscal 2012.

Gain On Bargain Purchase of a Business

Gain on bargain purchase of $1.0 million during the six months ended April 30, 2013 resulted from the fair value of the identifiable assets acquired in the Transco acquisition exceeding the purchase price (see Note 3).

Income Tax Provision

The provision for income taxes for the six months ended April 30, 2013 was $2.8 million on income before the provision for income taxes of $9.9 million, which includes the gain on bargain purchase of $1.0 million which is non-taxable. The effective tax rate including the gain on bargain purchase is 28.3 percent. The difference between our effective tax rate of 28.3 percent for the six months ended April 30, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the non-taxable gain on bargain purchase (-3.5%), the differential in the U.S. and Canadian statutory rates (-3.2%) and net permanent difference relating to our Section 199 manufacturing deduction (-3.2%), partially offset by a foreign withholding taxes paid and provision for state taxes in the United States, net of federal benefit (+3.2%).

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

Reconciliation of Non-GAAP Measures to GAAP

We define Adjusted EBITDA as net income (loss) before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, other non-operating income (expense) and share-based compensation expense (income). We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), other non-operating items and share-based compensation. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	April YTD Fiscal 2013	April YTD Fiscal 2012
	(in thousands)
Net income	$222	$4,837	$7,132	$5,191
(Benefit) provision for taxes	(461)	3,004	2,814	3,285
Interest expense	4,832	4,871	9,398	9,708
Depreciation and amortization expense	7,540	5,610	13,541	11,301
Increase in LIFO reserve	10,039	5,607	6,973	8,900
Gain on bargain purchase of a business	—	—	(1,001)	—
Other non-operating (income) expense	(15)	21	(84)	(64)
Share-based compensation	2,233	890	3,502	1,769

Adjusted EBITDA	$24,390	$24,840	$42,275	$40,090

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

We continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of April 30, 2013, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $238.6 million, compared with $214.5 million at the end of fiscal 2012. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $132.0 million at April 30, 2013.

In addition to our normal operating activities during the first six months of fiscal 2013:

•

We completed our purchase in November 2012 of certain machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco, a Quebec company, for a purchase price of $5.3 million (deposit was made in October 2012), excluding a one-year commission and transition service costs. During the first six months of fiscal 2013, we incurred an additional $4.5 million in capital expenditures to ship and install this machinery and equipment to various AEP plants as well as infrastructure enhancements to accommodate this machinery and equipment.

•

In December 2012, we purchased our Bowling Green, Kentucky facility for $3.4 million by exercising our land purchase option in the lease. We had been previously leasing this building at a cost of approximately $58,000 per month, excluding utility costs.

•	We incurred $8.1 million of capital expenditures related to upgrading Webster’s machinery and equipment, $1.1 million of which was financed through a capital lease.

Our working capital amounted to $112.5 million at April 30, 2013 compared to $96.4 million at October 31, 2012. We used the LIFO method for determining the cost of approximately 86% of our total inventories at April 30, 2013. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $150.6 million and $127.5 million at April 30, 2013 and October 31, 2012, respectively. During the six months ended April 30, 2013, the LIFO reserve increased $7.0 million to $38.1 million as a result of rising resin costs and increased inventory levels. Despite the possible negative effects on our results of operations and our financial position (an increase to cost of sales of $10.0 million and $7.0 million for the three and six months ended April 30, 2013, respectively, and a reduction of inventory of $38.1 million at April 30, 2013), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the six months ended April 30, 2013 and 2012:

	For the Six Months Ended April 30,
	2013	2012
	(in thousands)
Total cash provided by (used in):
Operating activities	$2,581	$(12,835)
Investing activities	(25,867)	(10,371)
Financing activities	22,186	22,003
Effect of exchange rate changes on cash	(93)	(42)

Decrease in cash and cash equivalents	$(1,193)	$(1,245)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $1.6 million at April 30, 2013 as compared to $2.8 million at October 31, 2012. Cash provided by operating activities during the six months ended April 30, 2013 was $2.6 million, which includes net income of $7.1 million adjusted for non-cash items totaling $23.9 million primarily related to depreciation and amortization of $13.5 million, an increase in LIFO reserve of $7.0 million and $3.5 million in share-based compensation expense. Cash provided by operating activities also includes a $1.7 million increase in accounts payable resulting primarily from higher resin costs in the month of April 2013 versus the month of October 2012. Cash used by operating activities includes a $13.6 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2012 and paid during the first quarter of fiscal 2013 and timing of rebate payments to customers, and a $13.4 million increase in inventories excluding the non-cash effects of LIFO primarily due to higher resin costs.

Investing Activities

Net cash used in investing activities during the six months ended April 30, 2013 was $25.9 million, resulting primarily from capital expenditures during the period.

Financing Activities

Net cash provided by financing activities during the six months ended April 30, 2013 was $22.2 million, resulting primarily from $19.1 million in increased borrowings under our credit facility and $4.1 million in proceeds from a new capital lease obligation, partially offset by $1.3 million in principal payments on capital lease obligations.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at April 30, 2013 and October 31, 2012 under the credit facility was $127.0 million and $147.2 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at April 30, 2013 and October 31, 2012. Availability under the Canadian credit facility at April 30, 2013 and October 31, 2012 was $5.0 million.

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of April 30, 2013 are as follows:

	For the Years Ending October 31,
	Borrowings (1) (2) (3)	Interest on Fixed Rate Borrowings (4)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2013	$136	$8,334	$1,785	$3,901	$14,156
2014	212	16,661	3,548	7,457	27,878
2015	214	16,653	2,541	5,413	24,821
2016	222	16,644	1,834	3,259	21,959
2017	22,132	16,634	1,834	2,285	42,885
Thereafter	203,399	25,401	3,879	1,706	234,385

Total	$226,315	$100,327	$15,421	$24,021	$366,084

(1)	Borrowings include $21.9 million under our credit facility maturing on February 21, 2017. See Note 5 of the consolidated financial statements for further discussion of our debt.
(2)	Borrowings include $200.0 million aggregate principal amount of 2019 Notes. See Note 5 of the consolidated financial statements for further discussion of our debt.
(3)	Includes a $3.3 million ten-year mortgage note due July 2022 related to the purchase of the Company’s new corporate headquarters.
(4)	In connection with the mortgage note on the new headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $10.0 million of capital expenditures during the remainder of fiscal 2013. This amount primarily includes expenditures to increase capacity in our custom films business and in our specialty films business within our stretch business.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, including fair value estimates related to the Transco acquisition, pension obligations, incurred but not reported medical claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the U.S. Securities and Exchange Commission on January 22, 2013.

There were no material changes to our critical accounting policies during the six months ended April 30, 2013.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2013, the carrying value of our total debt was $240.2 million of which $218.3 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loans). As of April 30, 2013, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $218.8 million. As of April 30, 2013, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loans was $18.3 million which approximates fair value because the interest rate on these debt instruments approximate market yields for similar debt instruments.

In order to manage the exposure to interest rate risks inherent in variable rate debt, as is the case in the mortgage note, we entered into a floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the outstanding principal balance on the mortgage note. The interest rate swap fixed the interest rate at 3.52% per year and matures on July 25, 2022. The notional amount and fair value at April 30, 2013 of the interest rate swap was $3,282,160 and a liability of $57,290, respectively.

Floating rate debt at April 30, 2013 and October 31, 2012 totaled $21.9 million and $2.8 million, respectively. Based on the average floating rate debt outstanding during the six months ended April 30, 2013 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.1 million for the six months ended April 30, 2013.

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

The gain on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to approximately $45,000 and $25,000 for the three and six months ended April 30, 2013, respectively, and approximately $24,000 and $23,000 for the three and six months ended April 30, 2012, respectively, with a total notional value of $9.2 million and $7.8 million at April 30, 2013 and October 31, 2012, respectively. The fair value of these contracts was immaterial at April 30, 2013. Based on the average forward exchange contracts outstanding during fiscal 2013, a one-percent increase or decrease in the foreign exchange rate during the period would have resulted in a change to other, net of $0.1 million for the six months ended April 30, 2013.

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

As of April 30, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description

10.1	2013 Omnibus Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on February 22, 2013)

10.2	Form of Performance Unit Award Agreement (2013 Omnibus Incentive Plan) (incorporated by reference from the Company’s Form 8-K filed on April 11, 2013)

10.3	Form of Restricted Stock Award Agreement (2013 Omnibus Incentive Plan) (incorporated by reference from the Company’s Form 8-K filed on April 11, 2013)

10.4	Form of Stock Option Award Agreement (2013 Omnibus Incentive Plan) (incorporated by reference from the Company’s Form 8-K filed on April 11, 2013)

31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit #	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: June 10, 2013	By:	/S/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: June 10, 2013	By:	/S/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)