Form 10-Q
period 2013-07-31
AEP INDUSTRIES INC
filed 2013-09-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 5, 2013 was 5,601,266.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2013	October 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,970	$2,807
Accounts receivable, less allowance for doubtful accounts of $3,206 and $3,198 in 2013 and 2012, respectively	110,649	109,895
Inventories, net	95,998	95,128
Deferred income taxes	2,595	2,677
Other current assets	5,097	2,919

Total current assets	216,309	213,426

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $344,271 and $324,355 in 2013 and 2012, respectively	220,333	195,986
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $1,764 and $1,376 in 2013 and 2012, respectively	4,648	3,536
OTHER ASSETS	5,529	11,624

Total assets	$453,690	$431,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$3,337	$2,604
Accounts payable	91,261	78,637
Accrued expenses	33,481	35,816

Total current liabilities	128,079	117,057
LONG-TERM DEBT	214,201	214,728
DEFERRED INCOME TAXES	18,958	18,212
OTHER LONG-TERM LIABILITIES	7,307	7,717

Total liabilities	368,545	357,714

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,207,049 and 11,136,777 shares issued in 2013 and 2012, respectively	112	111
Additional paid-in capital	113,540	111,549
Treasury stock at cost, 5,605,783 shares in 2013 and 2012, respectively	(169,826)	(169,826)
Retained earnings	141,074	131,316
Accumulated other comprehensive income	245	579

Total shareholders’ equity	85,145	73,729

Total liabilities and shareholders’ equity	$453,690	$431,443

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2013	2012	2013	2012
NET SALES	$291,873	$291,988	$844,589	$856,315
COST OF SALES	254,204	235,457	727,273	721,988

Gross profit	37,669	56,531	117,316	134,327
OPERATING EXPENSES:
Delivery	13,308	13,066	39,310	38,847
Selling	10,373	10,528	29,486	30,333
General and administrative	7,278	8,112	22,281	22,202

Total operating expenses	30,959	31,706	91,077	91,382

Operating income	6,710	24,825	26,239	42,945
OTHER (EXPENSE) INCOME:
Interest expense	(4,567)	(4,694)	(13,965)	(14,402)
Gain on bargain purchase of a business	—	—	1,001	—
Other, net	224	14	308	78

Income before provision for income taxes	2,367	20,145	13,583	28,621
PROVISION FOR INCOME TAXES	(579)	(7,868)	(3,825)	(11,153)

Net income	$1,788	$12,277	$9,758	$17,468

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$0.32	$2.22	$1.75	$3.17

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$0.32	$2.20	$1.74	$3.15

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2013	2012	2013	2012
Net income	$1,788	$12,277	$9,758	$17,468
Other comprehensive (loss) income:
Foreign currency translation adjustments	(345)	(211)	(470)	(35)
Amortization of prior service cost and actuarial net loss, net of tax of $16 and $11 for the three months ended July 31, 2013 and 2012 and $48 and $34 for the nine months ended July 31, 2013 and 2012, respectively	43	31	136	100

Total other comprehensive (loss) income	(302)	(180)	(334)	65

Comprehensive income	$1,486	$12,097	$9,424	$17,533

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,758	$17,468
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,884	16,927
Gain on bargain purchase of a business	(1,001)	—
Change in LIFO reserve	5,566	(7,150)
Amortization of debt fees	715	746
Provision for losses on accounts receivable and inventories	269	607
Provision for deferred income taxes	1,408	9,599
Share-based compensation expense	5,301	3,781
Excess tax benefit from stock option exercises	(1,161)	—
Other	118	80
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,223)	2,025
(Increase) decrease in inventories	(6,517)	13,110
Increase in other current assets	(2,192)	(658)
(Increase) decrease in other assets	(70)	84
Increase (decrease) in accounts payable	12,703	(2,234)
Decrease in accrued expenses	(6,111)	(1,207)
(Decrease) increase in other long-term liabilities	(62)	388

Net cash provided by operating activities	38,385	53,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,745)	(26,266)
Net working capital true-up related to Webster acquisition	—	(749)
Net proceeds from dispositions of property, plant and equipment	225	—

Net cash used in investing activities	(38,520)	(27,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments to credit facility	(2,760)	(32,646)
Proceeds from mortgage loan note	—	3,360
Proceeds from capital lease obligations	4,134	—
Repayments of Pennsylvania Industrial Loans	(113)	(109)
Principal payments on capital lease obligations	(2,073)	(929)
Principal payments on mortgage loan note	(89)	—
Proceeds from exercise of stock options	572	401
Excess tax benefit from stock option exercises	1,161	—
Fees paid and capitalized related to debt issuance	—	(1,356)
Payment of withholding taxes on performance units	(1,275)	(359)

Net cash used in financing activities	(443)	(31,638)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(259)	(20)

Net decrease in cash	(837)	(5,107)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,807	6,445

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,970	$1,338

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Equipment financed through capital lease obligation	$1,107	$662

Cash paid during the period for interest	$9,325	$9,563

Cash paid during the period for income taxes	$2,903	$1,606

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2013, the consolidated results of operations and consolidated comprehensive income for the three and nine months ended July 31, 2013 and consolidated cash flows for the nine months ended July 31, 2013 and 2012, respectively, have been made. The consolidated results of operations for the three and nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

During the third quarter of fiscal 2013, the Company identified an error that originated in the second quarter of fiscal 2013 and concluded that the error was not material to the previously reported results. The immaterial misstatement was the result of a keying error at the point of applying a credit in the Company’s operating system. The Company has since implemented policies and procedures to prevent this type of error from recurring. The previously issued second quarter interim financial statements for fiscal 2013 have been revised resulting in an increase to net sales and accounts receivable. Net sales, gross profit, operating income and (loss) income before benefit (provision) for income taxes for the three and six months ended April 30, 2013, and accounts receivable at April 30, 2013, were increased by $1,270,000. Net income for the three and six months ended April 30, 2013, and Shareholders’ equity at April 30, 2013, were increased by $838,000. The net effect on basic and diluted net income per common share for the three and six months ended April 30, 2013, was an increase of $0.15. There was no effect on net cash provided by operating activities for the six months ended April 30, 2013.

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

The Company evaluates all subsequent events prior to filing and has implemented all new accounting pronouncements that are in effect and that may materially impact its financial statements, and the Company does

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2013	2012	2013	2012
Weighted average common shares outstanding:
Basic	5,598,309	5,521,336	5,564,334	5,509,208
Effect of dilutive securities:
Options to purchase shares of common stock	38,240	55,962	34,020	43,263

Diluted	5,636,549	5,577,298	5,598,354	5,552,471

For the three months ended July 31, 2013 and 2012, the Company had zero and 10,000 stock options outstanding, respectively, and for the nine months ended July 31, 2013 and 2012, the Company had zero and 42,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during the respective periods.

The non-vested restricted stock issued under the Company’s 2013 Omnibus Incentive Plan (see Note 7) has been included in the weighted average common shares outstanding for the three and nine months ended July 31, 2013 since the date of issuance as the restricted stock entitles the participant to all rights of a stockholder, including the right to vote the shares and the right to receive dividends.

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

The Transco acquisition expanded the Company’s presence in the plastic packaging industry and enhanced the Company’s suite of products. The acquisition resulted in a gain on bargain purchase as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business and the seller was under a time constraint to vacate the building in which these assets were located.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) ACQUISITIONS (Continued)

The Company concluded that the Transco acquisition represented a business because it is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return to the Company and its shareholders. As such, the acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date. The allocation of fair value is still preliminary and will be finalized as soon as possible but no later than one year from the acquisition date.

Preliminary Allocation At July 31, 2013
(in thousands)
Property, plant and equipment	$5,380
Intangible asset (customer list)	1,500

Total identifiable assets acquired	6,880

Deferred income tax liability	579

Total liabilities assumed	579

Net identifiable assets acquired	6,301
Purchase price	5,300

Gain on bargain purchase	$1,001

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of Transco, the Company reassessed its assumptions and measurement of identifiable assets acquired and liabilities assumed, and concluded that the preliminary valuation procedures and resulting measures were appropriate. As a result, the Company determined that the estimated fair values of assets acquired and liabilities assumed exceeded the purchase price by approximately $1.0 million, which was recorded as a gain on bargain purchase in its consolidated statement of operations for the nine months ended July 31, 2013. The gain on bargain purchase is subject to change as the Company completes its analysis of the fair values of Transco’s assets.

The intangible asset is being amortized over a straight-line basis over ten years.

The Company incurred zero and $0.1 million of acquisition-related costs during the three and nine months ended July 31, 2013, respectively. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the three and nine months ended July 31, 2013.

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

In addition to the $0.7 million of acquisition-related costs expensed in fiscal 2011, the Company recognized $0.6 million of acquisition-related costs for the fiscal year ended October 31, 2012; zero and $0.6 million of which was recognized during the three and nine months ended July 31, 2012, respectively. These costs were expensed when incurred and were recorded in general and administrative expenses in the consolidated statement of operations for the nine months ended July 31, 2012.

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

Inventories are comprised of the following:

	July 31, 2013	October 31, 2012
	(in thousands)
Raw materials	$43,868	$52,932
Finished goods	83,037	68,057
Supplies	5,810	5,290

	132,715	126,279
Less: LIFO reserve	(36,717)	(31,151)

Inventories, net	$95,998	$95,128

The LIFO method was used for determining the cost of approximately 85% and 87% of total inventories at July 31, 2013 and October 31, 2012, respectively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT

A summary of the components of debt is as follows:

	July 31, 2013	October 31, 2012
	(in thousands)
Credit facility (a)	$40	$2,800
8.25% senior notes due 2019 (b)	200,000	200,000
Pennsylvania industrial loans (c)	1,095	1,208
Mortgage loan note (d)	3,252	3,341
Capital leases (e)	13,151	9,983
Foreign bank borrowings (f)	—	—

Total debt	217,538	217,332
Less: current portion	3,337	2,604

Long-term debt	$214,201	$214,728

(a)	Credit Facility

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

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had weighted average borrowings under the credit facility of $27.9 million and $37.4 million, with a weighted average interest rate of 2.9% and 2.7% during the three months ended July 31, 2013 and 2012, respectively. The Company had weighted average borrowings under the credit facility of $24.0 million and $48.9 million, with a weighted average interest rate of 3.0% and 2.8% during the nine months ended July 31, 2013 and 2012, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at July 31, 2013 and October 31, 2012 supported a borrowing base of $150.0 million. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million and $45,000 at July 31, 2013 and October 31, 2012, respectively. Availability at July 31, 2013 and October 31, 2012 under the credit facility was $148.8 million and $147.2 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $95.7 million to $150.0 million during the nine months ended July 31, 2013 and from $64.1 million to $150.0 million during the nine months ended July 31, 2012.

The Company capitalized $1.3 million of fees related to the credit facility. These fees, along with the unamortized fees of $0.4 million related to the prior credit facility, are being amortized on a straight line basis over 60 months, the term of the credit facility.

The Company was in compliance with the financial covenants at July 31, 2013 and October 31, 2012.

(b)	8.25% Senior Notes due 2019

The Company has $200 million aggregate principal amount of 8.25% senior notes due 2019 (the “2019 notes”).

The 2019 notes mature on April 15, 2019, and the indenture governing the 2019 notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at July 31, 2013 and October 31, 2012.

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

The Company has two amortizing fixed rate term loans in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility, due November 1, 2013, and November 1, 2023, with interest rates ranging from 4.75% to 5.0%. These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $11.2 million at July 31, 2013.

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

In connection with the mortgage note, the Company also entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the then outstanding principal balance on the mortgage note. The interest rate swap fixes the interest rate at 3.52% per year and matures on July 25, 2022 (see Note 9 for further discussion).

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
2013	$893
2014	3,548
2015	2,541
2016	1,834
2017	1,834
Thereafter	3,879

Total minimum lease payments	14,529
Less: Amounts representing interest	1,378

Present value of minimum lease payments	13,151
Less: Current portion of obligations under capital leases	3,109

Long-term portion of obligations under capital leases	$10,042

(f)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at July 31, 2013 and October 31, 2012. Availability under the Canadian credit facility at July 31, 2013 and October 31, 2012 was $4.9 million and $5.0 million, respectively.

(6) ACCRUED EXPENSES

At July 31, 2013 and October 31, 2012, accrued expenses consist of the following:

	July 31, 2013	October 31, 2012
	(in thousands)
Payroll and employee related	$7,557	$13,695
Customer rebates	7,121	9,662
Interest	4,872	749
Accrual for performance units	4,889	3,754
Other (A)	9,042	7,956

Accrued expenses	$33,481	$35,816

(A)	No individual item exceeded 5% of current liabilities.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan which provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Cost of sales	$251	$331	$826	$591
Selling expense	284	365	905	673
General and administrative expense	1,264	1,316	3,570	2,517

Total	$1,799	$2,012	$5,301	$3,781

Share-Based Plans

At the annual meeting of stockholders of the Company on April 9, 2013, stockholders approved the AEP Industries Inc. 2013 Omnibus Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the award to non-employee directors and key employees of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 375,000 shares of the Company’s common stock. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2013 and 2012 was made from new shares.

As a result of stockholder approval of the 2013 Plan, all subsequent awards of stock and stock unit awards will be granted under the 2013 Plan and no new awards will be made under the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expires in October 2013 except as to awards previously granted prior to that date. No options granted under the Company’s 1995 Stock Option Plan are outstanding. The 1995 Stock Option Plan expired on December 31, 2004. Each non-employee director received a fixed annual grant of 2,000 stock options as of the date of the annual meeting of stockholders under the 2005 Option Plan, and in accordance with the fiscal 2012 director compensation program. On April 12, 2013, each non-employee director was granted an annual restricted stock award with a grant date fair value of $55,000, or 783 shares (4,698 shares in the aggregate), under the 2013 Plan and in accordance with the fiscal 2013 director compensation program. Future annual grants of restricted stock to non-employee directors will be made as of the date of the annual meeting of stockholders. At July 31, 2013, 370,302 shares were available to be issued under the 2013 Plan.

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

There were no options granted during the nine months ended July 31, 2013.

There were no options granted during the three months ended July 31, 2012. As a result, the table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the nine months ended July 31, 2012:

For the Nine Months Ended July 31, 2012
Risk-free interest rate	1.43%
Expected life in years	7.5
Expected volatility	42.43%
Dividend rate	0%
Weighted average fair value per option at date of grant	$15.79

The following table summarizes the Company’s 1995 and 2005 stock option plans as of July 31, 2013, and changes during the nine months ended July 31, 2013:

	1995 Option Plan	2005 Option Plan		Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2012 (108,959 options exercisable)	57,359	86,000		143,359	$22.15	$9.30-42.60	4.2	$5,990
Granted	—	—		—	—	—
Exercised	(57,359)	(13,554	)(a)	(70,913)	$14.51	$9.30-38.10
Forfeited/Cancelled	—	—		—	—	—
Expired	—	—		—	—	—

Options outstanding at July 31, 2013	—	72,446		72,446	$29.62	$17.07-42.60	5.7	$3,700

Vested and expected to vest at July 31, 2013	—	72,446		72,446	$29.62		5.7	$3,700

Exercisable at July 31, 2013	—	50,846		50,846	$29.71		4.9	$2,593

a)	Includes 12,000 options exercised at an exercise price of $38.10 per option for which 6,096 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

The table below presents information related to stock option activity for the three and nine months ended July 31, 2013 and 2012:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Total intrinsic value of stock options exercised	$246	$109	$4,158	$618
Total fair value of stock options vested	$—	$—	$210	$229

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and nine months ended July 31, 2013 was approximately $30,000 and $103,000, respectively and approximately $52,000 and $165,000 for the three and nine months ended July 31, 2012, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2013 and 2012. For the three and nine months ended July 31, 2013, there was zero and $1.2 million in excess tax benefits recognized resulting from share-based compensation awards, respectively, which reduced taxes otherwise payable. The excess benefit is recorded as additional paid in capital at July 31, 2013. For the three and nine months ended July 31, 2012, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of July 31, 2013, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at July 31, 2013 and changes during the nine months ended July 31, 2013 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2012	34,400	$15.43
Granted	—	—
Vested	(12,800)	$16.40
Forfeited	—	—

Non-vested at July 31, 2013	21,600	$14.86

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

Total share-based compensation expense related to the Units was $1.7 million and $5.1 million for the three and nine months ended July 31, 2013, respectively, and $1.9 million and $3.6 million for the three and nine months ended July 31, 2012, respectively. At July 31, 2013 and October 31, 2012, there was $4.9 million and $3.8 million in accrued expenses, respectively, and $3.9 million and $4.0 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

The following table summarizes the Units as of July 31, 2013, and changes during the nine months ended July 31, 2013:

	2005 Option Plan		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2012	233,992		$0.00	1.7	$14,959
Units granted	45,258		$0.00
Units exercised	(66,435)		$0.00		$4,053
Units forfeited or cancelled	(5,300)

Units outstanding at July 31, 2013	207,515		$0.00	1.8	$16,744

Vested and expected to vest at July 31, 2013	203,515			1.7	$16,421

Exercisable at July 31, 2013	250	(A)			$18

(A)	These units immediately vested during the third quarter of 2013 due to the death of an employee. The Company is awaiting payout of units to the estate.

During the nine months ended July 31, 2013, the Company paid $2.5 million in cash and issued 757 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first nine months of fiscal 2013. During the nine months ended July 31, 2012, the Company paid $0.9 million in cash and issued 1,591 shares of its common stock (issued from new shares), net of withholdings, in settlement of the vesting of Units occurring during the first nine months of fiscal 2012.

Restricted Stock

On April 12, 2013, each non-employee director received an annual restricted stock award with a grant date fair value of $55,000, or 783 shares (4,698 shares in the aggregate). The restricted stock may be forfeited in the event of termination of service as a non-employee director of the Company prior to the first anniversary of the grant date, subject to the Compensation Committee’s right to accelerate the vesting of all or a portion of the restricted stock at any time. During the restricted period, the restricted stock entitles the participant to all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends thereon. Prior to the end of the restricted period, restricted stock generally may not be sold, assigned, pledged, or otherwise disposed of or hypothecated by participants.

The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation associated with the restricted stock on a straight-line basis over the term which is one year. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and nine months ended July 31, 2013 was approximately $83,000 and $110,000, respectively.

Treasury Shares

On January 21, 2013, the Company’s Board terminated the September 2010 Stock Repurchase Program (which had $1.0 million remaining as of such date). There was no stock repurchase activity during fiscal 2012 or the nine months ended July 31, 2013.

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

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$273,745	$18,128	$291,873
Intercompany sales	8,863	—	8,863
Gross profit	33,945	3,724	37,669
Operating income	5,081	1,629	6,710

	For the Three Months Ended July 31, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$271,515	$20,473	$291,988
Intercompany sales	10,966	—	10,966
Gross profit	52,823	3,708	56,531
Operating income	23,125	1,700	24,825

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	For the Nine Months Ended July 31, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$789,955	$54,634	$844,589
Intercompany sales	27,110	—	27,110
Gross profit	105,052	12,264	117,316
Operating income	20,311	5,928	26,239

	For the Nine Months Ended July 31, 2012
	United States	Canada	Total
	(in thousands)
Sales—external customers	$798,273	$58,042	$856,315
Intercompany sales	31,745	—	31,745
Gross profit	124,238	10,089	134,327
Operating income	39,249	3,696	42,945

Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Custom films	$84,468	$89,516	$249,521	$259,913
Stretch (pallet) wrap	88,916	80,120	255,671	245,289
Food contact	48,218	51,280	137,487	146,382
Canliners	33,392	30,372	93,256	91,672
PROformance® films	18,203	19,673	53,477	56,504
Printed and converted films	8,189	7,925	20,579	17,079
Other products and specialty films	10,487	13,102	34,598	39,476

Total	$291,873	$291,988	$844,589	$856,315

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) FAIR VALUE MEASUREMENTS (Continued)

The carrying value and fair value of the Company’s fixed rate debt at July 31, 2013 and October 31, 2012 are as follows:

	July 31, 2013		October 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$211,750	$200,000	$211,126
Mortgage loan note (a)	3,252	3,252	3,341	3,341
Pennsylvania industrial loans	1,095	1,095	1,208	1,208
Capital leases	13,151	13,151	9,983	9,983

Total	$217,498	$229,248	$214,532	$225,658

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

As of July 31, 2013, the notional amount and the fair value of the interest rate swap were $3,252,448, and an asset of $130,274 respectively. The Company recorded a gain of $187,564 and $198,410 on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the three and nine months ended July 31, 2013, respectively. As of October 31, 2012, the notional amount and the fair value of the interest rate swap were $3,340,794, and a liability of $68,136, respectively.

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

During the third quarter of fiscal 2013, we identified an error that originated in the second quarter of fiscal 2013 and concluded that the error was not material to the previously reported results. The immaterial misstatement was the result of a keying error at the point of applying a credit in our operating system. We have since implemented policies and procedures to prevent this type of error from recurring. The previously issued second quarter interim financial statements for fiscal 2013 have been revised resulting in an increase to net sales and accounts receivable. Net sales, gross profit, operating income and (loss) income before benefit (provision) for income taxes for the three and six months ended April 30, 2013, and accounts receivable at April 30, 2013, were increased by $1,270,000. Net income for the three and six months ended April 30, 2013, and Shareholders’ equity at April 30, 2013, were increased by $838,000. The net effect on basic and diluted net income per common share for the three and six months ended April 30, 2013, was an increase of $0.15. There was no effect on net cash provided by operating activities for the six months ended April 30, 2013. These adjustments have been reflected in the Results of Operations discussions below.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile, with record price increases followed by significant decreases and vice versa. Average resin cost during the three and nine months ended July 31, 2013 were 11% higher or $0.08 per pound, and 1% higher or $0.01 per pound, respectively, than the average resin cost during the three and nine months ended July 31, 2012. During the third quarter of 2013, average resin prices increased $0.02 per pound from the preceding quarter. We believe that resin prices will be volatile throughout the remainder of fiscal 2013 due to production issues among the resin suppliers, complicated by fluctuating feedstock costs and exporting activities. In order to maintain margins it is essential that resin cost increases be matched by selling price adjustments. There can be no assurance that we will be able to continue to secure sufficient supply or be able to pass on resin price increases on a penny-for-penny basis in the future.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances affecting many of our customers, distributors and suppliers. Although there have been some positive signs of stabilization, the impact of the recession continues in certain of our markets. It is, however, difficult to predict the continuing pace of marketplace consolidation or the impact of current and future economic circumstances on our business. The economy may continue to strain the resources of our customers, distributors and suppliers and negatively impact our businesses and operations. Resin prices remain volatile and in periods of rising prices, we may be unable to adjust selling prices to our customers on a timely basis. We have implemented cost-reduction initiatives in recent years that are designed to increase efficiency and improve internal practices to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe the implementation of these cost-reduction initiatives have and will continue to minimize the impact of these conditions.

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

Results of Operations—Third Quarter of Fiscal 2013 Compared to Third Quarter of Fiscal 2012

The following table presents unaudited selected financial data for the three months ended July 31, 2013 and 2012 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2013		July 31, 2012
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$291,873	$1.22	$291,988	$1.22	0.0%	$(115)
Gross profit	37,669	0.16	56,531	0.24	(33.4)%	(18,862)
Operating expenses:
Delivery	13,308	0.06	13,066	0.06	1.9%	242
Selling	10,373	0.04	10,528	0.04	(1.5)%	(155)
General and administrative	7,278	0.03	8,112	0.03	(10.3)%	(834)

Total operating expenses	$30,959	$0.13	$31,706	$0.13	(2.4)%	$(747)

Pounds sold		240,050 lbs.		239,292 lbs.

Net Sales

In comparing net sales for the three months ended July 31, 2013 to the three months ended July 31, 2012, net sales decreased as a result of a 0.3% decrease in average selling price negatively affecting net sales by $0.8 million, offset by a 0.3% increase in sales volume positively affecting net sales by $0.9 million. The third quarter of 2013 also included a $0.2 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $1.4 million decrease in the LIFO reserve during the third quarter of fiscal 2013 versus a $16.1 million decrease in the LIFO reserve during the third quarter of fiscal 2012, representing an increase of $14.7 million year-over-year. Excluding the negative impact of the LIFO reserve change during the quarter and a $1.5 million increase in depreciation expense, gross profit decreased $2.7 million resulting primarily from costs due to realignments and increases to manufacturing capabilities.

Operating Expenses

Operating expenses decreased $0.7 million during the third quarter of fiscal 2013 versus the third quarter of fiscal 2012, primarily due to a $0.7 million decrease in provisions related to employee cash performance incentives and a $0.5 million decrease in professional fees, partially offset by $0.3 million of severance payments related to our Webster operations and a $0.2 million increase in delivery expenses related to higher fuel costs and temporarily increased inter-plant transportation costs incurred to maintain traditional customer service levels as manufacturing sites are realigned.

Interest Expense

Interest expense for the three months ended July 31, 2013 decreased $0.1 million as compared to the prior year period resulting primarily from an unrealized gain on our interest rate swap of $0.2 million partially offset by $0.1 million of additional interest expense on new capital leases and interest expense on the mortgage note which was entered into on July 25, 2012.

Income Tax Provision

The provision for income taxes for the three months ended July 31, 2013 was $0.6 million on income before the provision for income taxes of $2.4 million. The difference between our effective tax rate of 24.5 percent for the three months ended July 31, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the differential in the U.S. and Canadian statutory rates (-5.2%) and a true-up of prior year estimates in the United States (-6.5%), partially offset by a provision for state taxes in the United States, net of federal benefit (+3.7%).

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

Results of Operations – First Nine Months of Fiscal 2013 Compared to First Nine Months of Fiscal 2012

The following table presents unaudited selected financial data for the nine months ended July 31, 2013 and 2012 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2013		July 31, 2012
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$844,589	$1.19	$856,315	$1.19	(1.4)%	$(11,726)
Gross profit	117,316	0.17	134,327	0.19	(12.7)%	(17,011)
Operating expenses:
Delivery	39,310	0.06	38,847	0.06	1.2%	463
Selling	29,486	0.04	30,333	0.04	(2.8)%	(847)
General and administrative	22,281	0.03	22,202	0.03	0.4%	79

Total operating expenses	$91,077	$0.13	$91,382	$0.13	(0.3)%	$(305)

Pounds sold		710,476 lbs.		716,653 lbs.

Net Sales

The decrease in net sales for the nine months ended July 31, 2013 was the result of a 1% decrease in sales volume negatively affecting net sales by $7.3 million and a 0.5% decrease in average selling prices, primarily attributable to product mix during the comparable periods, negatively affecting net sales by $4.2 million. Volume sold for the nine months ended July 31, 2013 was negatively impacted by supply disruption from the movement and installation of equipment related to the Webster and Transco acquisitions. The first nine months of 2013 also included a $0.2 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $5.6 million increase in the LIFO reserve during the first nine months of fiscal 2013 versus a $7.1 million decrease in the LIFO reserve during the first nine months of fiscal 2012, representing an increase of $12.7 million year-over-year. Excluding the impact of the LIFO reserve change during the nine months and an increase in depreciation expense of $3.3 million, gross profit decreased $1.0 million resulting primarily from unabsorbed costs and costs due to realignments and increases to manufacturing capabilities.

Operating Expenses

Operating expenses decreased $0.3 million during the first nine months of fiscal 2013 versus the first nine months of fiscal 2012. Included in the prior year period was $0.6 million of acquisition-related fees associated with the Webster acquisition. Excluding such fees, operating expenses increased $0.3 million primarily due to a $1.3 million increase in share-based compensation costs associated with our stock options and performance units and $0.8 million in severance costs associated with our Webster operations, partially offset by $0.5 million of lower bad debt expense and a $0.7 million decrease in provisions related to employee cash performance incentives. Included in the increase in operating expenses period over period is an increase of $0.5 million in delivery expenses primarily due to higher fuel costs and temporarily increased inter-plant transportation costs incurred to maintain traditional customer service levels as manufacturing sites are realigned, partially offset by lower volumes sold. There was approximately $1 million of synergies achieved related to the integration of Webster.

Interest Expense

Interest expense for the first nine months ended July 31, 2013 decreased $0.4 million as compared to the prior year period resulting primarily from lower average borrowings on our credit facility reducing interest expense by $0.5 million and an unrealized gain on our interest rate swap of $0.2 million, partially offset by $0.3 million of additional interest expense on new capital leases and interest expense on the mortgage note which was entered into on July 25, 2012.

Gain On Bargain Purchase of a Business

Gain on bargain purchase of $1.0 million during the nine months ended July 31, 2013 resulted from the fair value of the identifiable assets acquired in the Transco acquisition exceeding the purchase price (see Note 3).

Income Tax Provision

The provision for income taxes for the nine months ended July 31, 2013 was $3.8 million on income before the provision for income taxes of $13.6 million, which includes the gain on bargain purchase of $1.0 million which is non-taxable. The effective tax rate including the gain on bargain purchase is 28.2 percent. The difference between our effective tax rate of 28.2 percent for the nine months ended July 31, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the non-taxable gain on bargain purchase (-2.6%), the differential in the U.S. and Canadian statutory rates (-3.3%) and net permanent difference relating to our Section 199 manufacturing deduction (-3.2%), partially offset by a provision for state taxes in the United States, net of federal benefit (+2.3%).

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	July YTD Fiscal 2013	July YTD Fiscal 2012
	(in thousands)
Net income	$1,788	$12,277	$9,758	$17,468
Provision for taxes	579	7,868	3,825	11,153
Interest expense	4,567	4,694	13,965	14,402
Depreciation and amortization expense	7,343	5,626	20,884	16,927
(Decrease) increase in LIFO reserve	(1,407)	(16,050)	5,566	(7,150)
Gain on bargain purchase of a business	—	—	(1,001)	—
Other non-operating income	(224)	(14)	(308)	(78)
Share-based compensation	1,799	2,012	5,301	3,781

Adjusted EBITDA	$14,445	$16,413	$57,990	$56,503

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

We continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of July 31, 2013, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $215.6 million, compared with $214.5 million at the end of fiscal 2012. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $153.7 million at July 31, 2013.

In addition to our normal operating activities during the first nine months of fiscal 2013, we continued to make investments and increase capacity primarily in those areas of our business that we consider value-added businesses with cash flows provided from operations.

•

We completed our purchase in November 2012 of certain machinery and equipment and related assets necessary to manufacture the performance films, specialty bags and industrial films of Transco, a Quebec company, for a purchase price of $5.3 million (deposit was made in October 2012), excluding a one-year commission and transition service costs. During the first nine months of fiscal 2013, we incurred an additional $5.2 million in capital expenditures to install this machinery and equipment in various AEP plants as well as infrastructure enhancements to accommodate this machinery and equipment.

•

In December 2012, we purchased our Bowling Green, Kentucky facility for $3.4 million by exercising our land purchase option in the lease. We had been previously leasing this building at a cost of approximately $58,000 per month, excluding utility costs.

•	We incurred $9.4 million of capital expenditures related to completing the upgrade of Webster’s machinery and equipment, $1.1 million of which was financed through a capital lease.

Our working capital amounted to $88.2 million at July 31, 2013 compared to $96.4 million at October 31, 2012. We used the LIFO method for determining the cost of approximately 85% of our total inventories at July 31, 2013. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $124.9 million and $127.5 million at July 31, 2013 and October 31, 2012, respectively. During the nine months ended July 31, 2013, the LIFO reserve increased $5.6 million to $36.7 million as a result of rising resin costs and increased inventory levels. Despite the possible negative effects on our results of operations and our financial position (an increase to cost of sales of $5.6 million for the nine months ended July 31, 2013 and a reduction of inventory of $36.7 million at July 31, 2013), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the nine months ended July 31, 2013 and 2012:

	For the Nine Months Ended July 31,
	2013	2012
	(in thousands)
Total cash provided by (used in):
Operating activities	$38,385	$53,566
Investing activities	(38,520)	(27,015)
Financing activities	(443)	(31,638)
Effect of exchange rate changes on cash	(259)	(20)

Decrease in cash and cash equivalents	$(837)	$(5,107)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $2.0 million at July 31, 2013 as compared to $2.8 million at October 31, 2012. Cash provided by operating activities during the nine months ended July 31, 2013 was $38.4 million, which includes net income of $9.8 million adjusted for non-cash items totaling $32.1 million primarily related to depreciation and amortization of $20.9 million, an increase in LIFO reserve of $5.6 million and $5.3 million in share-based compensation expense. Cash provided by operating activities also includes a $12.7 million increase in accounts payable resulting primarily from higher resin purchases in the month of July 2013 as compared to the month of October 2012. Cash used by operating activities includes a $6.1 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2012 and paid during the first quarter of fiscal 2013 and timing of rebate payments to customers, and a $6.5 million increase in inventories excluding the non-cash effects of LIFO primarily due to higher resin costs, partially offset by a reduction of quantities on hand.

Investing Activities

Net cash used in investing activities during the nine months ended July 31, 2013 was $38.5 million, resulting primarily from capital expenditures during the period.

Financing Activities

Net cash used by financing activities during the nine months ended July 31, 2013 was $0.4 million, resulting primarily from $2.8 million in repayments of borrowings under our credit facility and $2.1 million in principal payments on capital lease obligations, partially offset by $4.1 million in proceeds from a new capital lease obligation.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at July 31, 2013 and October 31, 2012 under the credit facility was $148.8 million and $147.2 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at July 31, 2013 and October 31, 2012. Availability under the Canadian credit facility at July 31, 2013 and October 31, 2012 was $4.9 million and $5.0 million, respectively.

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of July 31, 2013 are as follows:

	For the Years Ending October 31,
	Borrowings (1) (2) (3) (4)	Interest on Fixed Rate Borrowings (5)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2013	$68	$8,292	$893	$1,978	$11,231
2014	212	16,661	3,548	7,597	28,018
2015	214	16,653	2,541	5,538	24,946
2016	222	16,644	1,834	3,348	22,048
2017	272	16,634	1,834	2,319	21,059
Thereafter	203,399	25,401	3,879	1,707	234,386

Total	$204,387	$100,285	$14,529	$22,487	$341,688

(1)	Borrowings include $40,000 under our credit facility maturing on February 21, 2017. See Note 5 of the consolidated financial statements for further discussion of our debt.
(2)	Borrowings include $200.0 million aggregate principal amount of 2019 Notes. See Note 5 of the consolidated financial statements for further discussion of our debt.
(3)	Includes a $3.3 million ten-year mortgage note due July 2022 related to the purchase of the Company’s new corporate headquarters.

(4)	Includes $1.1 million of Pennsylvania Industrial Loans.
(5)	In connection with the mortgage note on the new headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $6.0 million of capital expenditures during the remainder of fiscal 2013. This amount primarily includes expenditures to increase capacity in our custom films business and in our specialty films business within our stretch business.

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

There were no material changes to our critical accounting policies during the nine months ended July 31, 2013.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists. This standard provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard becomes effective for our interim period beginning February 1, 2014. The amendment should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently evaluating the impact of this standard update on our consolidated financial statements but do not expect it to have a material impact.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires information to be provided about amounts reclassified out of accumulated other comprehensive income by component. Companies are also required to disclose these reclassifications by each respective line item on the statement of operations. This standard becomes effective for our interim period beginning November 1, 2013. We are currently evaluating the impact of this standard on our consolidated financial statements but do not expect it to have a material impact.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2013, the carrying value of our total debt was $217.5 million, all of which (excluding $40,000 of Credit Facility borrowings) was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loans). As of July 31, 2013, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $211.7 million. As of July 31, 2013, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loans was $17.5 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

In order to manage the exposure to interest rate risks inherent in variable rate debt, as is the case in the mortgage note, we entered into a floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the then outstanding principal balance on the mortgage note. The interest rate swap fixed the interest rate at 3.52% per year and matures on July 25, 2022. The notional amount and fair value at July 31, 2013 of the interest rate swap was $3,252,448 and an asset of $130,274, respectively.

Floating rate debt at July 31, 2013 and October 31, 2012 totaled $40,000 and $2.8 million, respectively. Based on the average floating rate debt outstanding during the nine months ended July 31, 2013 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.2 million for the nine months ended July 31, 2013.

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

The (loss) gain on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to approximately $(51,000) and $(26,000) for the three and nine months ended July 31, 2013, respectively, and approximately $(10,000) and $13,000 for the three and nine months ended July 31, 2012, respectively, with a total notional value of $11.5 million and $7.8 million at July 31, 2013 and October 31, 2012, respectively. The fair value of these contracts was immaterial at July 31, 2013. Based on the average forward exchange contracts outstanding during fiscal 2013, a one-percent increase or decrease in the foreign exchange rate during the period would have resulted in a change to other, net of $0.1 million for the nine months ended July 31, 2013.

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

As of July 31, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e)

of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description

31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: September 9, 2013	By:	/S/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: September 9, 2013	By:	/S/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)