Form 10-K
period 2013-10-31
AEP INDUSTRIES INC
filed 2014-01-14
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-35117

AEP INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1916107 (I.R.S. Employer Identification No.)

95 Chestnut Ridge Road, Montvale, New Jersey (Address of principal executive offices)	07645 (Zip code)

Registrant’s telephone number, including area code: (201) 641-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 30, 2013 was $346,070,289, based upon the closing price of $77.10 as reported by the Nasdaq Global Select Market on such date. Shares of common stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 9, 2014 was 5,601,266.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2014 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the continuing impact of the U.S. recession and the global credit and financial environment and other changes in the United States or international economic or political conditions; the integration of Transco Plastics Industries; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Information about our operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2013, 2012 and 2011, respectively, is as follows:

	United States	Canada	Total
	(in thousands)
2013
Sales—external customers	$1,071,410	$72,442	$1,143,852
Operating income	26,096	7,220	33,316
Geographical area assets	440,089	31,474	471,563

	United States	Canada	Total
	(in thousands)
2012
Sales—external customers	$1,075,672	$76,863	$1,152,535
Operating income	49,585	6,063	55,648
Geographical area assets	411,102	20,341	431,443

	United States	Canada	Total
	(in thousands)
2011
Sales—external customers	$900,611	$74,181	$974,792
Operating income	18,766	6,465	25,231
Geographical area assets	392,911	22,758	415,669

Fiscal 2013 Developments

Despite the challenging financial markets and economic conditions in recent years, we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. In addition to our normal operating activities during fiscal 2013, we invested approximately $46.7 million in capital expenditures. Our goal, through prudent investments of capital and targeted acquisitions, is to increase operational efficiency, reduce costs, expand margins, grow our core business and expand our product portfolio. During fiscal 2013, our focus was as follows:

•

To enhance our investment in the Webster business we are replacing outdated machinery with new, higher efficiency machines which will increase our presence and reduce our costs in the canliner and food contact businesses. In fiscal 2013, we incurred $10.2 million of capital expenditures related to completing the upgrade of Webster’s machinery, $1.1 million of which was financed through a capital lease.

•	To increase our extrusion and expand our printed and converted films business in our Bowling Green facility;

•

we completed the purchase in November 2012 of certain machinery and equipment and related assets necessary to manufacture printed, converted and custom films of Transco, a Quebec company, for a purchase price of $5.3 million (deposit was made in October 2012), excluding a one-year commission and transition service costs. During fiscal 2013, we incurred an additional $5.6 million in capital expenditures and infrastructure enhancements to accommodate and install this machinery and equipment.

•

In December 2012 we purchased our Bowling Green, Kentucky facility for $3.4 million by exercising our land purchase option in our lease. We had been previously leasing this building at a cost of approximately $58,000 per month, excluding utility costs.

•	we invested $3.7 million in a new 10-color print press which was installed in our Bowling Green facility.

•	In July 2012, we purchased a 48,000 square foot corporate headquarters building in Montvale, New Jersey and occupied the space in November, 2013. We had been previously leasing a building.

Volume sold in fiscal 2013 was negatively impacted by disruptions resulting from the movement and installation of equipment related to the Webster and Transco acquisitions. We had expected up to $30 million in sales from the Transco acquisition during fiscal 2013. Due to damages sustained to one of the print presses during delivery, we recognized only $10 million. An insurance claim has been filed related to the property damage and the resulting business interruption.

For a further discussion of key operational and financial developments occurring in fiscal 2013, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

•    reclosable food storage plastic bags with press-to-seal zipper closures

•    reclosable food storage plastic bags with a slide mechanism

•    twist-tie closure and fold-top plastic bags

•    food and freezer wrap

•    retail and institutional films and

•    products

PROformance Films®	co-extruded and monolayer polyethylene films	• direct food contact packaging • lamination layers • protective masking • medical and pharmaceutical

canliners	polyethylene	• kitchen and standard garbage bags • lawn and leaf trash bags • institutional trash bags

printed and converted films	polyethylene	• printed shrink films • printed, laminated, converted films for flexible packaging to consumer markets

other products and specialty films	unplasticized polyvinyl chloride and polyethylene	• battery labels • credit card laminate • twist wrap • table covers, aprons, bibs and gloves • agricultural films

Net sales by product line for each of the years ended October 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Custom films	$341,608	$347,258	$340,193
Stretch (pallet) wrap	352,125	337,078	311,563
Food contact	185,950	197,205	140,912
PROformance Films®	71,652	76,227	74,004
Canliners	125,615	123,718	52,231
Printed and converted films	25,361	23,105	11,283
Other products and specialty films	41,541	47,944	44,606

Total	$1,143,852	$1,152,535	$974,792

No single customer accounted for more than 10% of net sales in any fiscal year. No single customer accounted for more than 10% of our accounts receivable balance at October 31, 2013 or 2012. See Note 13 in our consolidated financial statements for information regarding the Company’s operations by geographical area (United States and Canada).

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

Stretch (Pallet) Wrap

We manufacture an extensive line of stretch film products for both hand wrap and rotary applications, using both monolayer and co-extruded constructions used to wrap pallets of industrial and commercial goods for shipping or storage. We also market a wide variety of pre stretch and high performance products designed for specialty uses.

Food Contact

We manufacture specifically formulated in-store and pre-store films with our Resinite® line of polyvinyl chloride (“PVC”) food wrap for the supermarket and industrial markets. We offer a broad range of products with approximately 50 different formulations. Our Griffin, Georgia facility also produces dispenser (Zip Safe® cutter) boxes containing polyvinyl chloride food wrap for sale to consumers and institutions, including restaurants, schools, hospitals and penitentiaries. These institutional polyvinyl chloride food wrap products are marketed under several private labels and under our own SealWrap® name. The oxygen transmission properties of our PVC films make them ideal for packaging fresh red meats, poultry, fish, fruits, vegetables and bakery products.

The Webster acquisition provided us an entrance into a new market and broadened our array of product offerings in the food contact area. Webster’s manufacturing facility is located in Montgomery, Alabama and their product portfolio consists of (i) high quality plastic cast film bags with a reclosable zipper seal (“Seal’N’Loc”), (ii) high quality plastic cast film reclosable bags with a movable plastic slider mechanism (“Slider”), and (iii) other food contact products including blown plastic film fold-top bags and twist-tie bags. The Seal’N’Loc product line consists of sandwich bags, snack bags, quart size and gallon size bags. The Slider product line consists of quart and gallon size bags.

PROformance Films®

We offer a comprehensive range of coextruded polyethylene film products used as a critical component in flexible packaging laminations, direct food contact, protective masking, medical, pharmaceutical and industrial applications. We manufacture using both the blown and cast processes and offer mono to seven layer films. These products are custom designed for strength, clarity, oxygen and moisture barriers, as well as other specifications required for demanding packaging applications.

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

Other Products and Specialty Films

We also manufacture other products in order to meet the full spectrum of our customers’ total packaging requirements. We manufacture unplasticized polyvinyl chloride (“UPVC”) film for use in battery labels, credit card laminates, and a variety of film products with agricultural applications such as silage (Sunfilm® sheet materials), smooth mulch films, and fumigation films. We also produce disposable consumer and institutional plastic products for the food service, party supply and school/collegiate markets, marketed under the Sta-Dri® brand name. Products produced include table covers and skirts, aisle runners, aprons, bibs, gloves, boots, freezer/storage bags, saddle pack bags, locker wrap and custom imprint designs.

Manufacturing

We currently conduct our manufacturing operations at 14 strategically located and integrated facilities in the United States and Canada. Eleven manufacturing facilities are ISO-compliant (International Organization for Standardization), with the exception of our Mankato institutional products facility, West Hill, Ontario, Canada facility and the Webster plant in Montgomery, Alabama. We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from inventory, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products. The size and location of our manufacturing facilities, as well as their ability to manufacture multiple types of flexible packaging products and to flexibly adjust product mix as market conditions warrant enable us to minimize overhead and transportation costs to better serve our customers and remain competitive. See Item 2, “Properties” for a discussion of product lines manufactured at each facility as of October 31, 2013.

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

We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During fiscal 2013, we invested $46.7 million primarily in new machinery and equipment in order to boost output and productivity in those product lines we believe provide us the best growth opportunities, satisfy increasing demand in certain product lines and improve customer service. Our focus in 2013 was completing our investment in the Webster business by upgrading equipment and adding new, higher efficiency machines which will increase our presence and reduce our costs in the canliner and food contact businesses, and increasing our extrusion, printing and converting capacity in our Bowling Green facility, which is primarily in the printing business. The focus of our capital expenditures in fiscal 2014 will be investing in our food bag, retail canliner and custom businesses.

Raw Materials

We manufacture film products primarily from polyethylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. We currently purchase resins from major North American resin suppliers and believe any combination of purchases from such suppliers, as well as other suppliers we do not currently do business with, could satisfy our ongoing resin requirements. Our top three suppliers of resin during fiscal 2013 supplied us with 28%, 26% and 19%, respectively, of our aggregate resin purchases, which is consistent with our historical resin purchases from our top three suppliers in aggregate. Given the significant effect of resin costs on our operations and financial results, we have elected to focus our purchases with three suppliers in order to take advantage of the volume rebates which are customary among resin suppliers and critical to our success. Although the plastics industry has from time to time experienced shortages of resin supply and we have limited contractual protections in the event of such shortage, we believe we are well positioned to deal with such risks given our significant relationships and history with existing suppliers, as well as suppliers with whom we currently do not do business.

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

Marketing and Sales

We believe that our ability to provide superior customer service is critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities and our ability to timely deliver products is a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers, which we attribute to our ability to consistently manufacture high-quality products and provide timely delivery and superior customer service. We serve over 3,000 customers worldwide, none of which individually accounted for more than 10% of our net sales in fiscal 2013.

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

We generally sell either directly to customers who are end-users of our products or to distributors, including nation-wide brokers, for resale to end-users. In fiscal 2013, 2012 and 2011, approximately 61%, 66%, and 62%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users.

Distribution

We believe that the timely delivery of our products to customers is a critical factor in our ability to maintain and grow our market position. In North America, the majority of our deliveries are by contracted third parties, with approximately 10% of US shipments handled by the AEP Private Fleet (previously referred to as the Webster Fleet). The Fleet is used strategically to support most of the AEP Logistics facilities. We monitor and control all shipments through “On Demand” Transportation Management System (TMS) software. The TMS system provides detailed reports, tracking of every shipment to customer delivery and carrier management. This enables us to better control the distribution process and ensure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500 mile radius of our plants. This enables us to reduce our use of warehouse space to store products and utilize the most efficient and economical shipping methods. We also ship products great distances when necessary and export from the United States and Canada.

Research and Development

We have a research and development department with a staff of 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2013, we increased the focus of our research and development department on finding lower cost raw material alternatives. Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2013, 2012 and 2011, we spent $2.3 million, $2.1 million and $2.1 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

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

Employees

At October 31, 2013, we had approximately 2,600 full and part time employees worldwide, including officers and administrative personnel. As of such date, we had three collective bargaining agreements covering 559 employees, which expire in November 2013 (new contract was entered into for a term from December 16, 2013 to December 16, 2018), March 2014 (representing 2% of our workforce) and January 2015, respectively. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations and liquidity.

Executive Officers of the Registrant

At January 14, 2014, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	72	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	71	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	49	Executive Vice President, Sales and Marketing and Director
Paul C. Vegliante	48	Executive Vice President, Operations
Lawrence R. Noll	65	Vice President, Tax and Administration
James B. Rafferty	61	Vice President and Treasurer
Linda N. Guerrera	46	Vice President and Controller

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

John J. Powers has been our Executive Vice President, Sales and Marketing since March 1996 and a director since November 1, 2013. Previously, he served the Company as Vice President, Custom Film Division from 1993 to 1996 and various sales positions from 1989 to 1993.

Paul C. Vegliante has been our Executive Vice President, Operations since December 1999. Prior thereto, he was our Vice President, Operations since June 1997 and held various other positions with us since 1994.

Lawrence R. Noll has been our Vice President, Tax and Administration since April 2007. Previously, he served as Vice President, Controller and Secretary (2005-2007), Vice President and Controller (1996-2005), Secretary (1993-1998), Vice President, Finance (1993-1996), and Controller (1980-1993). He also served as a director of the Company from 1993 to 2004 and from February 2005 to November 1, 2013.

James B. Rafferty has been our Vice President and Treasurer since November 1996 and Secretary from April 2007 to June 2011. Prior thereto, he was our Assistant Treasurer from July 1996 to November 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

Linda N. Guerrera has been our Vice President and Controller since April 2007. Previously, she was our Director of Financial Reporting from September 2006 to April 2007 and our Assistant Controller—International Operations from October 1996 to September 2006. Prior to joining the Company, Ms. Guerrera was a manager at Arthur Andersen LLP in New York City.

Certain family relationships exist between our directors and executive officers: Messrs. Powers and Vegliante are the sons-in-law of Mr. Barba; and Ms. Guerrera is the daughter-in-law of Mr. Feeney.

Available Information

Our Internet address is www.aepinc.com. In the “Investor Relations” section of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and our proxy statement on Schedule 14A related to our annual stockholders’ meeting. All such filings are available on our Investor

Relations web site free of charge. Copies of any of the above-referenced information will also be made available, free of charge, by calling (201) 641-6600 or upon written request to: Corporate Secretary, AEP Industries, Inc., 95 Chestnut Ridge Road, Montvale, NJ 07645. The content on our website is not incorporated by reference into this Form 10-K unless expressly noted.

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

The principal raw materials that we use in our products are polyethylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in a large part, on the markets for these resins. These resins are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. Over the past several years, we have at times experienced significant fluctuations in resin prices and availability. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of resin costs on results of operations in fiscal 2013.

Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs on a timely basis. Since resin costs fluctuate significantly, selling prices are determined generally as a “spread” over resin costs, usually expressed as cents per pound. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with a higher gross profit margin. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results. If there is overcapacity in the production of any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying plastic packaging products is extremely competitive and the current economic environment has only intensified an already competitive marketplace. The competition in our market is highly price sensitive; we also compete on the basis of quality, service, timely delivery and product differentiation, development and availability. We face intense competition from numerous competitors, including from local manufacturers which specialize in the extrusion of a limited group of products, which they market nationally, and a limited number of manufacturers of flexible packaging products which offer a broad range of products and maintain production and marketing facilities domestically and internationally. Certain of our competitors may have extensive production facilities, well-developed sales and marketing staffs and greater financial resources than we do. We believe that there are few barriers to entry into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market for a plastic packaging product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. In addition, we compete with other packaging product manufacturers, many of which can offer consumers non-plastic packaging solutions. Many of these competitors have greater financial resources than we do, and such competition can result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of our market share, which could materially adversely affect our operations and financial condition. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

We are subject to various environmental and health and safety laws and regulations which govern our operations and which may result in potential liability. In addition, consumer preferences and ongoing health and safety studies on plastics and resins may adversely affect our business.

Our operations are subject to various federal, state, local and foreign environmental laws and regulations which govern:

•	discharges into the air and water;

•	the storage, handling and disposal of solid and hazardous substances and waste;

•	the remediation of soil and ground water contaminated by petroleum products or hazardous substances or waste; and

•	the health and safety of our employees.

Compliance with these laws and regulations may require material expenditures by us. Actions by federal, state, local and foreign governments concerning environmental and health and safety matters could result in laws or regulations that could increase the cost of manufacturing our products. In addition, the nature of our current and former operations and the history of industrial uses at some of our manufacturing facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters. We may also be exposed to claims for violations of environmental laws and regulations by previous owners or operators of our property. Such liability may be imposed without regard to fault, and under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. In addition, the presence of, or failure to remediate, hazardous substances or waste may adversely affect our ability to sell or rent any property or to use it as collateral for a loan. We also may be liable for costs relating to the investigation, remediation or removal of hazardous waste and substances from a disposal or treatment facility to which we or our predecessors sent waste or materials. We have limited insurance coverage for potential environmental liabilities associated with historic and current operations and we do not anticipate increasing such coverage in the future. We may also assume, or be deemed to assume, significant environmental liabilities in acquisitions.

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

Additionally, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect on our business, financial condition and results of operations. In addition, a number of governmental authorities, both in the United States and abroad, have considered, or are expected to consider, legislation aimed at reducing the amount of plastic wastes disposed. Programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and requiring retailers or manufacturers to take back packaging used for their products. Legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact our business. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic, which we do not manufacture. Future legislation and initiatives could adversely affect us in a manner that would be material.

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

Disruptions in the global economy and volatility in the financial markets could cause, among other things, lower levels of liquidity, increased borrowing rates, increased rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which may have a negative effect on our business, results of operations, financial condition and liquidity. Customers, distributors and suppliers may be negatively affected by the ongoing impacts of the economic and financial market difficulties. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or may determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or may go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve. Future weakness in the global economy could adversely affect our operations, financial condition and cash flows in future periods.

See “—Financial Risks” below for a discussion of additional risks to our liquidity resulting from the current economic and financial market environment.

The loss of a key supplier could lead to increased costs and lower profit margins.

The majority of the resins purchased by us are purchased under supply contracts which are typically renewed annually. In fiscal 2013, we purchased approximately 28%, 26% and 19% of our resin requirements from our three largest suppliers. Each of these suppliers produces resins in multiple locations, and should any one, or a combination of these locations fail to meet our needs, we believe sufficient capacity exists among our remaining contract holders, the open market and the secondary markets to supply any shortfall that may result. Nevertheless, it is not always possible to replace a specialty resin without a disruption in our operations and replacement of significant supply is often at higher prices.

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

Unions represent 559 employees, or 21% of our workforce, at October 31, 2013, under three collective bargaining agreements which expire in November 2013 (new contract was entered into for a term from December 16, 2013 to December 16, 2018), March 2014 (representing 2% of our workforce) and January 2015, respectively. Although we believe that our present labor relations with our employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

We continually review acquisition opportunities that will enhance our market position, expand our product lines and provide sufficient synergies. Any of the following risks associated with our past acquisitions or future acquisitions, individually or in aggregate may have a material adverse effect on our business, financial condition, operating results or stock price:

•	difficulties in realizing anticipated financial or strategic benefits of such acquisition;

•	diversion of capital from other uses and potential dilution of stockholder ownership;

•	the risks related to increased indebtedness;

•	significant capital expenditures may be required to integrate acquisition into our operations;

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

Our future success depends to a large extent on the experience and continued services of our key managerial employees, including J. Brendan Barba, our Chairman, President and Chief Executive Officer, and Paul M. Feeney, our Executive Vice President, Finance and Chief Financial Officer, both of whom are also directors. We do not maintain key-person insurance for any of our officers. We may not be able to retain our executive officers and key personnel or attract additional qualified key employees in the future. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse effect on our results of operations and financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our executive officers beneficially own a substantial amount of our common stock and have significant influence over our business.

At October 31, 2013, our executive officers beneficially owned 1,098,978 shares of our common stock, representing 20% of our outstanding shares as of such date. Their ownership and voting control, together with their duties as executive officers and directors, gives them significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or stockholders for approval, including acquisitions, mergers, consolidations and the sale of all or substantially all of our assets.

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

Failure of our information technology systems could negatively affect our business.

We depend on information technology to record and process Company and customer transactions and to maintain the financial accuracy of our business records. The Company’s information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, acts of sabotage, hardware failures, computer viruses, telecommunication failures, user errors or catastrophic events. Failure to effectively prevent, detect and recover from system failures, viruses, security breaches or other cyber incidents could significantly disrupt our operations or result in lost or misappropriated information, which could adversely affect our financial position, results of operations or cash flows.

Financial Risks

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

As of October 31, 2013, we had $242.3 million of total debt outstanding (including capital lease obligations of $12.4 million).

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

We and our subsidiaries may be able to incur substantial additional debt in the future. As of October 31, 2013, we would have been permitted to borrow up to an additional $123.3 million under the credit facility (after taking into account $1.1 of outstanding letters of credit) and $4.8 million under our foreign credit facility, in each case based on the respective available borrowing base. As of October 31, 2013, we had $25.6 million in borrowings under our credit facilities. In addition, the terms of the indenture that governs the senior notes do not prohibit us or our subsidiaries from issuing and incurring additional debt upon satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks described above that we and our subsidiaries face could intensify.

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

Our credit facility and the indenture that governs the senior notes contain restrictive debt covenants that, among other things, restrict our ability to:

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

Our common stock price has been and may continue to be volatile.

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

Although our common stock has had increased trading volume in recent months, our common stock generally has had a low trading volume historically, which could cause further volatility in our stock.

Shares of common stock eligible for future sale, and additional equity offerings by us, may adversely affect our common stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2013, under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which 5.6 million shares of common stock were outstanding, 0.1 million shares of common stock were issuable related to the exercise of currently outstanding stock options and 0.2 million shares of common stock were issuable related to settlement of performance units if the performance unit holders elect settlement in stock.

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

In addition, our restated certificate of incorporation and seventh amended and restated by-laws contain provisions that may discourage, delay or prevent a third party from acquiring us, even if doing so would be beneficial to our stockholders. These provisions include:

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

In July 2012, we purchased a 48,000 square foot corporate headquarters building in Montvale, New Jersey and occupied the space in November 2013. We had previously been leasing a building in South Hackensack, New Jersey. The Company has agreed to an early buyout of the lease obligation with the lessor which will be effective in early 2014. We are also currently maintaining the headquarters of Webster which is located in a leased building in Peabody, Massachusetts; such lease ends in October 2014.

The following table describes the manufacturing and warehousing facilities that we owned or leased and utilized for operations as of October 31, 2013. All of these facilities are located in the United States and Canada. The Wright Township, Pennsylvania facility is pledged under the Pennsylvania industrial loans. The following chart sets forth the square footage of such manufacturing facilities, including warehousing space.

Location	Approximate Square Footage	Types of Film Produced
Alsip, Illinois	182,000	Custom
Bowling Green, Kentucky(A) .	171,000	Printed and converted, custom, PROformance
Chino, California	275,000	Custom and stretch
Griffin, Georgia	322,000	Food contact, other products and specialty films
Mankato, Minnesota	104,000	Custom, PROformance
Mankato, Minnesota	65,000	Other products and specialty films
Matthews, North Carolina	394,000	Custom and stretch
Montgomery, Alabama	125,000	Food contact
Montgomery, Alabama	130,000	Canliners, Food contact
Nicholasville, Kentucky	125,000	Stretch
Tulsa, Oklahoma	126,000	Stretch
Waxahachie, Texas	278,000	Custom, Canliners
West Hill, Ontario, Canada	138,000	Food contact
Wright Township, Pennsylvania	433,000	Custom, PROformance and stretch

Total	2,868,000

(A)	The Company exercised its option to purchase this facility, which was previously leased by the Company. The closing occurred on December 31, 2012.

As of October 31, 2013, we also had a manufacturing facility located in Cartersville, Georgia that was part of the Atlantis acquisition in 2008. Production in Cartersville ceased on October 31, 2009, although we remain party to the facility lease ending July 31, 2015. Beginning in January 2011, we entered into a sublease for the Cartersville property aggregating $0.3 million in sublease income for the period January 2013 to July 2015.

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

As of October 31, 2013, our manufacturing facilities (excluding Cartersville) had a combined average annual production capacity exceeding one billion pounds.

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

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “AEPI.” The high and low closing prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2012 and 2013, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2012
First quarter (November-January)	$33.04	$21.63
Second quarter (February-April)	35.85	32.75
Third quarter (May-July)	47.20	33.73
Fourth quarter (August-October)	65.09	46.27
2013
First quarter (November-January)	$64.80	$52.97
Second quarter (February-April)	77.10	63.05
Third quarter (May-July)	85.27	65.85
Fourth quarter (August-October)	89.54	59.42

On January 9, 2014, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $50.44.

Holders

On January 9, 2014, our common stock was held by over 1,000 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

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

Purchases of Equity Securities by the Issuer

There were no shares of our common stock repurchased during the quarter ended October 31, 2013.

Performance Graph

The following graph compares, for the five-year period ended on October 31, 2013, the cumulative total stockholder return of our common stock against the cumulative total stockholder return of:

•	the S&P 500 Index; and

•

a peer group consisting of ten publicly traded plastic manufacturing companies that we have selected. The companies in the peer group are as follows: Aptargroup, Inc., Astronics Corporation, Ball Corporation, Bemis Company, Inc., Crown Holdings, Inc., Dean Foods Company, Intertape Polymer Group Inc., Silgan Holdings Inc., Sonoco Products Company, and West Pharmaceutical Services, Inc.

The graph assumes $100 was invested on October 31, 2008 in our common stock, the S&P 500 Index and the peer group consisting of ten companies, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	For the Years Ended October 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,143,852	$1,152,535	$974,792	$800,570	$744,819
Gross profit	154,472	182,743	128,722	110,074	160,436
Operating income	33,316	55,648	25,231	15,720	60,387
Interest expense	(18,713)	(19,077)	(19,178)	(15,206)	(15,749)
Other income, net(1)	1,360	829	8,418	455	4,785
Income from continuing operations before provision for income taxes	15,963	37,400	14,471	969	49,423
Provision for income taxes	(5,215)	(14,248)	(2,083)	(1,492)	(18,994)
Income (loss) from continuing operations	10,748	23,152	12,388	(523)	30,429
(Loss) income from discontinued operations	—	—	—	(43)	1,099
Net income (loss)	$10,748	$23,152	$12,388	$(566)	$31,528
Basic Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$1.93	$4.20	$2.10	$(0.08)	$4.48

(Loss) income from discontinued operations	$—	$—	$—	$(0.01)	$0.16

Net income (loss) per common share	$1.93	$4.20	$2.10	$(0.08)	$4.65

Diluted Earnings (Loss) per Common Share:
Income (loss) from continuing operations	$1.92	$4.16	$2.09	$(0.08)	$4.45

(Loss) income from discontinued operations	$—	$—	$—	$(0.01)	$0.16

Net income (loss) per common share	$1.92	$4.16	$2.09	$(0.08)	$4.61

Cash dividends declared and paid	—	—	—	—	—

	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data (at period end):
Total assets(2)	$471,563	$431,443	$415,669	$350,796	$360,070
Total debt (including current portion and capital leases)	242,266	217,332	238,515	191,083	176,425
Shareholders’ equity	85,413	73,729	49,986	56,630	75,800

(1)	Fiscal year 2013, 2012 and 2011 includes a gain on bargain purchase of a business of $1.0 million, $17,000 and $8.3 million, respectively, and fiscal year 2009 includes a $5.3 million gain on extinguishment of debt, net.

(2)	In October 2011, we acquired the Webster assets for a purchase price of $25.9 million. The preliminary amount at October 31, 2011 recognized for the fair value of assets acquired was $51.7 million, with net working capital of $32.0 million. The amounts were increased in 2012 by $0.2 million based on the settlement of the net current asset adjustment and the finalization of the fair value allocated to property, plant and equipment. The acquisition was financed through a combination of cash on hand and availability under our credit facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal 2013 Operational Developments

During fiscal 2013, we furthered our strategic plan to create additional long-term value for shareholders by enhancing our position as the preferred supplier of flexible packaging solutions in North America, investing in capital expenditures in our growing product lines and strengthening our balance sheet. In particular,

•

On November 8, 2012, we completed the purchase of certain machinery and equipment and related assets necessary to manufacture the printed, converted and custom films of Transco, a Quebec company, for a purchase price of $5.3 million (deposit was made in October 2012), excluding a one-year commission and transition service costs. During fiscal 2013, we incurred an additional $5.6 million in capital expenditures and infrastructure enhancements to accommodate and install this machinery and equipment.

•

In December 2012, we purchased our Bowling Green, Kentucky facility for $3.4 million by exercising our land purchase option in the lease. We had been previously leasing this building at a cost of approximately $58,000 per month, excluding utility costs.

•

During 2013, we invested $46.7 million in capital expenditures, the largest annual capital expenditures in the Company’s history. We incurred $10.2 million of capital expenditures related to completing the upgrade of Webster’s machinery and equipment, $1.1 million of which was financed through a capital lease, as well as invested in new infrastructure and new machinery and equipment in order to boost output and productivity in those product lines we believe provide us the best growth opportunities, satisfy increasing demand in certain product lines and improve customer service.

•	In July 2012, we purchased a 48,000 square foot corporate headquarters building in Montvale, New Jersey and occupied the space in November, 2013. We had been previously leasing a building.

•

Volume sold in fiscal 2013 was negatively impacted by disruptions resulting from the movement and installation of equipment related to the Webster and Transco acquisitions. We had expected up to $30 million in sales from the Transco acquisition during fiscal 2013. Due to damages sustained to one of the print presses during delivery, we recognized only $10 million. An insurance claim has been filed related to the property damage and the resulting business interruption.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile. Average resin costs during the fiscal year ended October 31, 2013 were 4% or $0.03 per pound higher than the average resin costs during the fiscal year ended October 31, 2012. Over the twelve-month period ended October 31, 2013, average resin prices increased a net $0.14 per pound. We believe that resin prices will remain volatile in fiscal 2014 with continued uncertainty in resin price trending. In order to maintain margins, it is essential that resin cost increases be matched by selling price adjustments. Although we have made progress in shortening the time lag in adjusting sell prices, we still have customers whose prices adjust quarterly or are index price based. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis on a timely basis or will be able to continue to secure sufficient supply.

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

In recent years, we have implemented cost-reduction initiatives and invested in machinery and equipment to increase efficiency to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe the implementation of these cost-reduction initiatives, as well as our recent capital expenditures, have and will continue to minimize the impact of any adverse economic or financial conditions.

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

Results of Operations—Fiscal 2013 Compared to Fiscal 2012

The following table presents selected financial data for fiscal 2013 and 2012 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Years Ended October 31,				% increase/ (decrease) of $	$ increase/ (decrease)
	2013		2012
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$1,143,852	$1.19	$1,152,535	$1.18	(0.8)%	$(8,683)
Gross profit	154,472	0.16	182,743	0.19	(15.5)%	(28,271)
Operating expenses:
Delivery	53,546	0.06	52,989	0.06	1.1%	557
Selling	38,825	0.04	41,404	0.04	(6.2)%	(2,579)
General and administrative	28,770	0.03	32,424	0.03	(11.3)%	(3,654)

Total operating expenses	$121,141	$0.13	$126,817	$0.13	(4.5)%	$(5,676)

Pounds sold		959,234 lbs.		973,833 lbs.

Net Sales

The decrease in net sales for fiscal 2013 was the result of a 1% decrease in sales volume negatively affecting net sales by $17.4 million partially offset by a 1% increase in average selling prices, primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $9.8 million. Volume sold in fiscal 2013 was negatively impacted primarily by disruptions resulting from the movement and installation of equipment related to the Webster and Transco acquisitions. Fiscal 2013 also included a $1.1 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $9.9 million increase in the LIFO reserve during fiscal 2013 versus a $1.2 million decrease in the LIFO reserve during fiscal 2012, representing an increase of $11.1 million year-over-year. Excluding the impact of the LIFO reserve change during fiscal 2013 and an increase in depreciation expense of $5.1 million, gross profit decreased $12.1 million resulting primarily from decreased volumes sold and from increased manufacturing costs, including costs incurred as we realigned our plants to better align with market demand and increase manufacturing capabilities.

Operating Expenses

Operating expenses decreased $5.7 million during fiscal 2013 versus fiscal 2012. Included in the prior year period was $0.6 million of acquisition-related fees associated with the Webster acquisition. Excluding such fees, operating expenses decreased $5.1 million primarily due to a $2.3 million decrease in share-based compensation costs associated with our stock options and performance units, a $2.6 million decrease in provisions related to employee cash performance incentives and $0.7 million of lower professional fees, partially offset by an increase of $0.6 million in delivery expenses primarily due to higher fuel costs and temporarily increased inter-plant transportation costs incurred to maintain traditional customer service levels as manufacturing sites were realigned, and $0.8 million in severance costs associated with our Webster operations.

Interest Expense

Interest expense for fiscal 2013 decreased $0.4 million as compared to the prior year period resulting primarily from lower average borrowings on our credit facility reducing interest expense by

$0.5 million and an increase in an unrealized gain on our interest rate swap of $0.3 million as compared to the prior year period, partially offset by $0.4 million of additional interest expense on new capital leases and interest expense on the mortgage note which was entered into on July 25, 2012.

Gain On Bargain Purchase of a Business

Gain on bargain purchase of $1.0 million during fiscal 2013 resulted from the fair value of the identifiable assets acquired in the Transco acquisition exceeding the purchase price (see Note 3).

Other, Net

Other, net for fiscal 2013 amounted to $0.4 million in income, as compared to $0.8 million in income for fiscal 2012. The change between the periods is primarily attributable to the reclassification of $0.7 million of accumulated foreign currency translation gains related to our New Zealand operations into the statement of operations during fiscal 2012 as a result of the final liquidation of this subsidiary.

Income Tax Provision

The provision for income taxes for fiscal 2013 was $5.2 million on income before the provision for income taxes of $16.0 million. The difference between the effective tax rate of 32.7% and the U.S. statutory tax rate of 35.0% primarily relates to the differential in the U.S. and Canadian statutory rates (-3.4%) and the non-taxable gain on bargain purchase (-2.2%), partially offset by a provision for state taxes in the United States, net of federal benefit (+2.3%) and foreign withholding taxes paid and accrued (+2.3%).

The provision for income taxes for fiscal 2012 was $14.2 million on income before the provision for income taxes of $37.4 million. The difference between the effective tax rate of 38.1% and the U.S. statutory tax rate of 35.0% primarily relates to a deferred tax liability for the undistributed earnings of our Canadian subsidiary (+2.8%), foreign withholding taxes paid and accrued (+2.8%) and current periods state income taxes (+3.8%), partially offset by a reduction in the valuation allowance for foreign tax credits (-4.8%) and the differential in the U.S. and Canadian statutory rates (-1.1%).

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)	(in thousands)	(in thousands)
Net income	10,748	23,152	12,388
Provision for income taxes	5,215	14,248	2,083
Interest expense	18,713	19,077	19,178
Depreciation and amortization expense	28,592	22,828	21,751
Increase (decrease) in LIFO reserve	9,910	(1,181)	10,350
Gain on bargain purchase of a business	(1,001)	(17)	(8,313)
Other non-operating income	(359)	(812)	(105)
Share-based compensation	4,060	6,893	1,919

Adjusted EBITDA	$75,878	$84,188	$59,251

Results of Operations—Fiscal 2012 Compared to Fiscal 2011

The following table presents selected financial data for fiscal 2012 and 2011 (dollars per lb. sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Years Ended October 31,				% increase/ (decrease) of $	$ increase/ (decrease)
	2012		2011
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$1,152,535	$1.18	$974,792	$1.14	18.2%	$177,743
Gross profit	182,743	0.19	128,722	0.15	42.0%	54,021
Operating expenses:
Delivery	52,989	0.06	44,251	0.05	19.7%	8,738
Selling	41,404	0.04	35,371	0.04	17.1%	6,033
General and administrative	32,424	0.03	23,853	0.03	35.9%	8,571

Total operating expenses	$126,817	$0.13	$103,475	$0.12	22.6%	$23,342

Pounds sold		973,833 lbs.		853,934 lbs.

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

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures. In addition, we evaluate acquisitions of businesses or assets and repurchases of our equity and debt from time to time. Generally, our need to access the capital markets is limited to refinancing debt obligations and funding significant acquisitions. Market conditions may limit our sources of funds and the terms for these financing activities. As market conditions change, we continue to monitor our liquidity position.

Despite the challenging financial markets and economic conditions in recent years, we continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. In addition to our normal operating activities during fiscal 2013, we invested approximately $46.7 million in capital expenditures. Our goal, through prudent investments of capital and targeted acquisitions, is to increase operational efficiency, reduce costs, expand margins, grow our core business and expand our product portfolio. During fiscal 2013, our focus was as follows:

•

To enhance our investment in the Webster business we are replacing older machinery with new, higher efficiency machines which will increase our presence and reduce our costs in the canliner and food contact businesses, we incurred $10.2 million of capital expenditures related to completing the upgrade of Webster’s machinery, $1.1 million of which was financed through a capital lease.

•	To increase our extrusion and expand our printed and converted films business in our Bowling Green facility;

•

we completed the purchase in November 2012 of certain machinery and equipment and related assets necessary to manufacture printed, converted and custom films of Transco, a Quebec company, for a purchase price of $5.3 million (deposit was made in October 2012), excluding a one-year commission and transition service costs. During fiscal 2013, we incurred an additional $5.6 million in capital expenditures and infrastructure enhancements to accommodate and install this machinery and equipment.

•

we purchased in December 2012 our Bowling Green, Kentucky facility for $3.4 million by exercising our land purchase option in the lease. We had been previously leasing this building at a cost of approximately $58,000 per month, excluding utility costs.

•	we invested $3.7 million in a new 10-color print press.

•	In July 2012, we purchased a 48,000 square foot corporate headquarters building in Montvale, New Jersey and occupied the space in November, 2013. We had been previously leasing a building.

As of October 31, 2013, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $228.9 million, compared with $214.5 million at the end of fiscal 2012. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $128.1 million at October 31, 2013.

Our working capital amounted to $118.6 million at October 31, 2013 compared to $96.4 million at October 31, 2012. We used the LIFO method for determining the cost of approximately 85% of our total inventories at October 31, 2013. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $159.7 million and $127.5 million at October 31, 2013 and October 31, 2012, respectively. During the twelve months ended October 31, 2013, the LIFO reserve increased $9.9 million to $41.1 million as a result of rising resin costs and increased inventory levels. Despite the possible negative effects on our results of operations and our financial position (an increase to cost of sales of $9.9 million in fiscal 2013 and a reduction of inventory of $41.1 million at October 31, 2013), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing of our operations for each of the past three fiscal years:

	For the Years Ended October 31,
	2013	2012	2011
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$34,096	$72,044	$23,500
Investing activities	(46,176)	(47,762)	(40,423)
Financing activities	23,139	(27,909)	22,162
Effect of exchange rate changes on cash	(547)	(11)	157

Increase (decrease) in cash and cash equivalents	$10,512	$(3,638)	$5,396

Note: See consolidated statements of cash flows included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.

Operating Activities

Our cash and cash equivalents were $13.3 million at October 31, 2013, as compared to $2.8 million at October 31, 2012. Cash provided by operating activities during the fiscal year ended October 31, 2013 was $34.1 million, which includes net income of $10.7 million adjusted for non-cash items totaling $45.8 million primarily related to depreciation and amortization of $28.6 million, an increase in LIFO reserve of $9.9 million and $4.1 million in share-based compensation. Cash used by operating activities includes a $12.0 million increase in inventories, excluding the non-cash effects of LIFO, primarily due to higher resin costs, partially offset by a reduction of quantities on hand, a $6.6 million decrease in accrued expenses due primarily to a decrease in accrued fiscal 2013 incentive payments to employees as compared to fiscal 2012 and timing of rebate payments to customers, and a $3.3 million increase in accounts receivable reflecting higher sales in the fourth quarter of fiscal 2013 versus the fourth quarter of fiscal 2012.

Investing Activities

Net cash used in investing activities during the fiscal year ended October 31, 2013 was $46.2 million, resulting primarily from capital expenditures during the period. Please see Liquidity and Capital Resources for further discussion of capital expenditures made in fiscal 2013.

Financing Activities

Net cash provided by financing activities during the fiscal year ended October 31, 2013 was $23.1 million, resulting primarily from $22.8 million in borrowings under our credit facility and $4.1 million in proceeds from a new capital lease obligation, partially offset by $2.8 million in principal payments on capital lease obligations.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at October 31, 2013 and October 31, 2012 under the credit facility was $123.3 million and $147.2 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at October 31, 2013 and October 31, 2012. Availability under the Canadian credit facility at October 31, 2013 and October 31, 2012 was $5.0 million Canadian dollars ($4.8 million and $5.0 million, respectively).

Please refer to Note 8 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of October 31, 2013 were as follows:

	For the Years Ended October 31,
	Borrowings (1)(2)(3)(4)	Interest on Fixed Rate Borrowings(5)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2014	$212	$16,661	$3,548	$7,868	$28,289
2015	214	16,653	2,541	6,200	25,608
2016	222	16,644	1,834	4,265	22,965
2017	25,832	16,634	1,834	2,921	47,221
2018	242	16,625	1,834	1,340	20,041
Thereafter	203,157	8,776	2,045	797	214,775

Total	$229,879	$91,993	$13,636	$23,391	$358,899

(1)	Borrowings include $25.6 million under our credit facility maturing on February 21, 2017. See Note 8 of the consolidated financial statements for further discussion of our debt.

(2)	Borrowings include $200.0 million aggregate principal amount of 2019 notes. See Note 8 of the consolidated financial statements for further discussion of our debt.

(3)	Includes a $3.2 million ten-year mortgage note due July 2022 related to the purchase of the Company’s new corporate headquarters.

(4)	Includes $1.1 million of Pennsylvania Industrial loans.

(5)	In connection with the mortgage note on the new headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $35.0 million of capital expenditures during fiscal 2014. The capital expenditures for fiscal 2014 will primarily focus on our food bag, retail canliner and custom businesses.

We expect to contribute $0.5 million during fiscal 2014 to fund the Canadian defined benefit plan and $0.1 million to fund the Webster defined benefit plan. With regards to the US 401(k) Savings Plan (“401(k) Plan”), we estimate contributing $3.0 million in cash in February 2014 to the 401(k) Plan effective for the 2013 year contributions.

We expect approximately 73,000 performance units to vest during fiscal 2014, provided that each employee continues to be employed by the Company on the respective anniversary dates. Settlement of the units is based on the Company’s stock price on the anniversary date and will be settled at the employees’ option in cash, Company stock, or a combination thereof. Historically, a significant majority of performance units have been settled in cash. Assuming all units are settled in cash, the amount of expected cash that will be used to settle the 73,000 performance units expected to vest during fiscal 2014 would be $3.7 million, based on a stock price of $50.44 per common share of the Company, the closing price on Nasdaq at January 9, 2014.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, pension obligations, incurred but not reported medical claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes and assessment of unrecognized tax benefits for uncertain tax positions, share-based compensation, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts.

Management determines the allowance for doubtful accounts based on historical write-off experience and an evaluation of the likelihood of success in collecting specific customer receivables. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. In addition, we maintain allowances for customer returns, discounts and invoice pricing discrepancies, primarily based on historical experience. Actual results could differ from these estimates under different assumptions and may be affected by changes in general economic conditions.

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

Litigation Reserves. Management’s current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and our best estimate of potential loss. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. At October 31, 2013, we were involved in routine litigation in the normal course of our business and based on facts currently available we believe such matters, net of insurance recoveries, will not have a material adverse impact on our results of operations, financial position or liquidity.

Pension Benefit Obligations. We sponsor a defined benefit plan in our Canada operation and in our Webster operation. Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. We evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $400,000 at October 31, 2013. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $36,000 for fiscal 2013.

Self Insurance. We are self-insured for medical insurance benefits provided to our U.S. employees and, effective November 1, 2012, for our workers’ compensation claims. We have obtained stop-loss insurance to limit total medical claims in any one year to $200,000 per covered individual and $250,000 stop loss per workers’ compensation claim with an aggregate workers’ compensation stop loss of $3.7 million. We record a liability for known claims and an estimate for incurred but not reported (“IBNR”) claims. IBNR claims are estimated by third party actuaries using historical lag information and other data provided by claims administrators, as well as loss development factors. While management uses what we believe are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.

Income Taxes. Management accounts for income taxes using an asset and liability approach. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

The realizability of our deferred tax assets is primarily dependent on the future taxable income of the entity which is related to the deferred tax assets. Management assesses the likelihood that such deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Should the future taxable income of such entities be materially different from management’s estimates, an additional valuation allowance may be necessary in future periods. Such amounts, if necessary, could be material to our results of operations and financial position.

Share-Based Compensation. We provide share-based compensation to certain of our employees and non-employee directors in the form of restricted stock, performance units, and stock options. Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The fair value of the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant and is recognized as expense on a straight-line basis over the term which is one year. Due to the cash settlement feature, the performance units are liability classified and are recognized at fair value, depending on the percentage of requisite service rendered at the reporting date, and are remeasured at each balance sheet date to the market value of the Company’s common stock at the reporting date. As the performance units contain both a performance and service condition, the performance units have been treated as a series of separate awards or tranches for purposes of recognizing compensation expense. We recognize compensation expense on a tranche-by-tranche basis, recognizing the expense as the employee works over the requisite service period for that specific tranche. We apply the same assumption for forfeitures as employed in the Company’s stock option plans, discussed below.

The fair value of the Company’s options is estimated using the Black Scholes option pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. We estimate the expected volatility using the historical stock price volatility of our stock over the estimated term of our stock options. We determine the expected term of our stock options based on historical experiences. In addition, judgment is required in estimating the forfeiture rate on stock awards, such as performance units. We calculate the expected forfeiture rate based on average historical trends sorted by separate employee groups, including executive officers and directors. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date.

Impairment. We review our long-lived assets, such as property, plant and equipment and intangible assets, such as trade names and customer relationships, associated with recent acquisitions, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an impairment review include:

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

Also, we perform an annual assessment as to whether or not goodwill is impaired. We performed our annual impairment analysis on September 30 based on a comparison of our market capitalization to our book value at that date. On September 30, 2013, 2012 and 2011, we concluded that there was no impairment because our market capitalization was above book value. On October 31, 2013, our market capitalization was above book value. Our policy is that impairment of goodwill will have occurred if our market capitalization was to remain below book value for a reasonable period of time. If we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. In the second test, the fair value of our company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. We also review our financial position quarterly for other triggering events.

Acquisitions. We use the acquisition method of accounting for all business combinations (whether full, partial or step acquisition). In applying the acquisition method, the acquirer must determine and recognize the fair value of the acquired assets and liabilities assumed. Any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase and must be recognized in earnings on the acquisition date. Any excess of the acquisition consideration over the fair value of acquired net assets is recognized as goodwill. Any adjustments to the fair values assigned to the assets acquired and the liabilities assumed during the measurement period, which may be up to one year from the acquisition date, has a corresponding offset to the gain on bargain purchase or goodwill. The acquisition costs will be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date.

The acquisition of Webster resulted in a gain on bargain purchase of a business, which amount was finalized during fiscal 2012 after we completed our analysis of the fair values of Webster’s assets and specified liabilities and settled working capital adjustments. The acquisition of Transco also resulted in a gain on bargain purchase of business, which was finalized in fiscal 2013.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2013, the carrying value of our total debt was $242.3 million of which $216.7 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loans). As of October 31, 2013, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $216.6 million. As of October 31, 2013, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loans was $16.7 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

In order to manage the exposure to interest rate risks inherent in variable rate debt, as is the case in the mortgage note, we entered into a floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the then outstanding principal balance on the mortgage note. The interest rate swap fixed the interest rate at 3.52% per year and matures on July 25, 2022. The notional amount and fair value at October 31, 2013 of the interest rate swap was $3,222,790 and an asset of $94,519, respectively.

Floating rate debt at October 31, 2013 and October 31, 2012 totaled $25.6 million and $2.8 million, respectively. Based on the average floating rate debt outstanding during fiscal 2013 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.2 million for the fiscal year ended October 31, 2013.

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

The (loss) gain on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to approximately $(3,000), $40,000 and $(30,000) for the years ended October 31, 2013, 2012 and 2011, respectively, with a total notional value of $0.8 million and $7.8 million at October 31, 2013 and October 31, 2012, respectively. The fair value of these contracts was immaterial at October 31, 2013. Based on the average forward exchange contracts outstanding during fiscal 2013, a one-percent increase or decrease in the foreign exchange rate during the period would have resulted in a change to other, net of approximately $7,500 for the fiscal year ended October 31, 2013.

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

The following financial statements and accompanying schedule and related report of our independent registered public accounting firm are set forth in a separate section of this Form 10-K beginning on page 39 and are hereby incorporated by reference.

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

As of October 31, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2013.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2013.

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

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2014 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1—Election of Directors,” “Board Matters—The Board of Directors,” “Board Matters—Committees of the Board,” “Board Matters—Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information—Requirements for Submission of Stockholder Proposals and Nominations for 2015 Annual Meeting.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Short Hills, New Jersey
January 14, 2014

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2013 AND 2012

(in thousands, except share amounts)

	October 31, 2013	October 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,319	$2,807
Accounts receivable, less allowance for doubtful accounts of $2,992 and $3,198 in 2013 and 2012, respectively	112,605	109,895
Inventories, net	97,091	95,128
Deferred income taxes	6,300	2,677
Other current assets	5,389	2,919

Total current assets	234,704	213,426

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	220,314	195,986
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $1,894 and $1,376 in 2013 and 2012, respectively	4,518	3,536
OTHER ASSETS	5,156	11,624

Total assets	$471,563	$431,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$3,335	$2,604
Accounts payable	80,579	78,637
Accrued expenses	32,144	35,816

Total current liabilities	116,058	117,057
LONG-TERM DEBT	238,931	214,728
DEFERRED INCOME TAXES	25,610	18,212
OTHER LONG-TERM LIABILITIES	5,551	7,717

Total liabilities	386,150	357,714

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,207,049 and 11,136,777 shares issued in 2013 and 2012, respectively	112	111
Additional paid-in capital	112,527	111,549
Treasury stock at cost, 5,605,783 shares in 2013 and 2012	(169,826)	(169,826)
Retained earnings	142,064	131,316
Accumulated other comprehensive income	536	579

Total shareholders’ equity	85,413	73,729

Total liabilities and shareholders’ equity	$471,563	$431,443

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011

(in thousands, except per share data)

	2013	2012	2011
NET SALES	$1,143,852	$1,152,535	$974,792
COST OF SALES	989,380	969,792	846,070

Gross profit	154,472	182,743	128,722
OPERATING EXPENSES:
Delivery	53,546	52,989	44,251
Selling	38,825	41,404	35,371
General and administrative	28,770	32,424	23,853

Total operating expenses	121,141	126,817	103,475
OTHER OPERATING EXPENSE:
Loss on sales of property, plant and equipment, net	(15)	(278)	(16)

Operating income	33,316	55,648	25,231
OTHER INCOME (EXPENSE):
Interest expense	(18,713)	(19,077)	(19,178)
Gain on bargain purchase of a business	1,001	17	8,313
Other, net	359	812	105

Income before provision for income taxes	15,963	37,400	14,471
PROVISION FOR INCOME TAXES	(5,215)	(14,248)	(2,083)

Net income	$10,748	$23,152	$12,388

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$1.93	$4.20	$2.10

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$1.92	$4.16	$2.09

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011

(in thousands)

	2013	2012	2011
Net income	$10,748	$23,152	$12,388
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(831)	14	313
Translation adjustment reversal into income related to AEP New Zealand	—	(692)	—
Defined benefit pension plans:
Prior service cost arising during the period, (net of taxes of $0, $0 and $62 during fiscal 2013, 2012 and 2011, respectively)	—	—	(264)
Net actuarial gains (losses) arising during the period, (net of taxes of $273, $377 and $71 during fiscal 2013, 2012 and 2011, respectively)	608	(896)	(259)
Amortization of prior service cost and net actuarial loss included in net periodic pension cost, (net of taxes of $62, $45 and $44 during fiscal 2013, 2012 and 2011, respectively)	180	135	108

Net change in accumulated other comprehensive income (loss)—pension plans (net of taxes of $335, $332 and $89 during fiscal 2013, 2012 and 2011 respectively)	788	(761)	(415)

Total other comprehensive loss	(43)	(1,439)	(102)

Comprehensive income	$10,705	$21,713	$12,286

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2010	11,086	$111	4,943	$(150,424)	$109,047	$2,120	$95,776
Issuance of common stock upon exercise of stock options	6				62
Issuance of common stock upon settlement of performance units	4				97
Share-based compensation					313
Buyback of common stock			663	(19,402)
Net income							12,388
Translation adjustments						313
Change in deferred prior service cost and actuarial losses, net of tax						(523)
Amortization of prior service cost and actuarial losses, net of tax						108

BALANCES AT OCTOBER 31, 2011	11,096	$111	5,606	$(169,826)	$109,519	$2,018	$108,164
Issuance of common stock upon exercise of stock options	39				465
Issuance of common stock upon settlement of performance units	2				45
Share-based compensation					218
Excess tax benefit from stock option exercises					1,302
Net income							23,152
Translation adjustments						14
Change in actuarial losses, net of tax						(896)
Amortization of prior service cost and actuarial losses, net of tax						135
Translation adjustment reversal into income related to AEP New Zealand						(692)

BALANCES AT OCTOBER 31, 2012	11,137	$111	5,606	$(169,826)	$111,549	$579	$131,316
Issuance of common stock upon exercise of stock options	64	1			571
Issuance of common stock upon settlement of performance units	1				46
Issuance of restricted stock	5				330
Unearned compensation on restricted stock					(138)
Share-based compensation					169
Net income							10,748
Translation adjustments						(831)
Actuarial gains arising during the period, net of tax						608
Amortization of prior service cost and actuarial losses, net of tax						180

BALANCES AT OCTOBER 31, 2013	11,207	$112	5,606	$(169,826)	$112,527	$536	$142,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011

(in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,748	$23,152	$12,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,592	22,828	21,751
Gain on bargain purchase of a business	(1,001)	(17)	(8,313)
Change in LIFO reserve	9,910	(1,181)	10,350
Amortization of debt fees	953	985	1,072
Translation adjustment reversal related to AEP New Zealand	—	(692)	—
Write-off of 2013 senior notes issuance costs	—	—	1,239
Premium on purchase of 2013 senior notes	—	—	334
Provision for losses on accounts receivable and inventories	272	283	63
Provision for deferred income taxes	2,943	11,043	546
Share-based compensation expense	4,060	6,893	1,919
Excess tax benefit from stock option exercises	—	(1,302)	—
Other	75	346	(42)
Changes in operating assets and liabilities, net of effects of Webster acquisition in fiscal 2011:
Increase in accounts receivable	(3,283)	(1,078)	(4,322)
(Increase) decrease in inventories	(11,987)	9,084	(16,615)
(Increase) decrease in other current assets	(2,395)	582	606
(Increase) decrease in other assets	(58)	83	(154)
Increase in accounts payable	2,062	1,875	(1,272)
(Decrease) increase in accrued expenses	(6,552)	(497)	4,771
Estimated accrued working capital true up due related to Webster acquisition	—	—	(612)
Decrease in other long-term liabilities	(243)	(343)	(209)

Net cash provided by operating activities	34,096	72,044	23,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,680)	(42,000)	(14,499)
Deposit made for Transco acquisition	—	(5,300)	—
Acquisition of Webster	—	(749)	(25,948)
Net proceeds from dispositions of property, plant and equipment	504	287	24

Net cash used in investing activities	(46,176)	(47,762)	(40,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 8.25% 2019 senior notes	—	—	200,000
Repurchase of 7.875% 2013 senior notes	—	—	(160,494)
Net borrowings (repayments) of credit facility	22,800	(29,846)	8,901
Proceeds from mortgage loan note	—	3,360	—
Proceeds from capital lease obligations	4,134	—	—
Principal payments on mortgage loan note	(118)	(19)	—
Repayments of Pennsylvania industrial loans	(152)	(146)	(441)
Principal payments on capital lease obligations	(2,817)	(1,306)	(1,122)
Buyback of common stock	—	—	(19,402)
Proceeds from exercise of stock options	572	465	62
Excess tax benefit from stock option exercises	—	1,302	—
Fees paid and capitalized related to debt issuance	—	(1,356)	(4,846)
Payments of withholding taxes on performance units	(1,280)	(363)	(496)

Net cash provided by (used in) by financing activities	23,139	(27,909)	22,162
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(547)	(11)	157

Net increase (decrease) cash	10,512	(3,638)	5,396
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,807	6,445	1,049

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,319	$2,807	$6,445

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment financed through capital lease obligation	$1,107	$6,774	$254

Equipment financed through buyout of operating lease deposit	$—	$419	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Volatility in the credit, equity, and foreign currency markets and in the world markets for petroleum and natural gas, and changes in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, as necessary.

The Company’s significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, pension obligations, incurred but not reported medical and workers’ compensation claims, litigation and contingency accruals, income taxes, including valuation of deferred income taxes, share-based compensation and impairment of long-lived assets and intangibles, including goodwill.

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

Impairment Charges:

Property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows, recent buy offers or appraised values, depending on the nature of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The asset and liabilities of a disposed group, classified as held for sale, are presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

Foreign Currency Translation:

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets and a component in arriving at comprehensive income. Foreign currency transaction gains and losses are recorded in other income (expense) in the consolidated statements of operations.

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

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs were $2.3 million, $2.1 million and $2.1 million during fiscal 2013, 2012 and 2011, respectively.

Acquisitions:

The Company uses the acquisition method of accounting for all business combinations (whether full, partial or step acquisition). In applying the acquisition method, the Company determines the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. Any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase and is recognized in earnings on the acquisition date. Any excess of the acquisition consideration over the fair value of acquired net assets is recognized as goodwill. Any adjustments to the fair values assigned to the assets acquired and the liabilities assumed during the measurement period, which may be up to one year from the acquisition date, has a corresponding offset to the gain on bargain purchase or goodwill. The acquisition costs are expensed as incurred and restructuring costs will generally be expensed in periods after the acquisition date.

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

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2013, 2012 and 2011, the Company concluded that there was no impairment because the Company’s market capitalization was above book value. On October 31, 2013 and 2012, the Company’s market capitalization was above book value. The Company’s policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a reasonable period of time. If the Company determines an impairment has occurred, it will perform a second test to determine the amount of the impairment loss. In the second test, the fair value of the Company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill.

Concentration of Risk:

The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains appropriate allowances for anticipated losses. No single customer accounted for more than 10% of net sales during any of the years in the three year period ended October 31, 2013. No single customer accounted for more than 10% of the Company’s account receivable balance at October 31, 2013 or 2012.

The Company purchases its resin from three principal suppliers that provided the Company with approximately 28%, 26% and 19%, respectively, of the Company’s fiscal 2013 resin supply, approximately 29%, 25% and 19%, respectively, of the Company’s fiscal 2012 resin supply and approximately 32%, 25% and 18%, respectively, of the Company’s fiscal 2011 resin supply.

The Company has three collective bargaining agreements representing approximately 21% of its workforce that expire November 2013 (new contract was entered into for a term from December 16, 2013 to December 16, 2018), March 2014 (representing 2% of our workforce) and January 2015, respectively.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Years Ended October 31,
	2013	2012	2011
Weighted average common shares outstanding:
Basic	5,573,643	5,513,863	5,897,037
Effect of dilutive securities:
Options to purchase shares of common stock	36,704	51,767	38,685

Diluted	5,610,347	5,565,630	5,935,722

For the years ended October 31, 2013, 2012 and 2011 the Company had zero, 10,000 and 129,180 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS as their exercise price was higher than the Company’s average stock price during those respective periods.

The non-vested restricted stock issued under the Company’s 2013 Omnibus Incentive Plan (see Note 10) has been included in the weighted average common shares outstanding for the year ended October 31, 2013 since the date of issuance as the restricted stock entitles the participant to all rights of a stockholder, including the right to vote the shares and the right to receive dividends.

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

Reclassifications:

Certain prior year amounts have been reclassified in order to conform to the 2013 presentation. The reclassifications had no effect on net income.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists. This standard provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard becomes effective for the interim period beginning February 1, 2014. The amendment should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of this standard update on its consolidated financial statements but expects it will have no impact on the Company’s consolidated financial statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires information to be provided about amounts reclassified out of accumulated other comprehensive income by component. Companies are also required to disclose these reclassifications by each respective line item on the statement of operations. This standard becomes effective for the Company’s interim period beginning November 1, 2013. The Company is currently evaluating the impact of this standard on its consolidated financial statements but expects it will have no impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position, results of operations or cash flows.

(3)	Acquisitions

Transco Plastics Industries Ltd.

On November 8, 2012, the Company completed its purchase of certain machinery and equipment and related assets necessary to manufacture printed, converted and custom films of Transco Plastics Industries Ltd. (“Transco”), a Quebec company, for a purchase price of $5.3 million (deposit was made and included in other assets at October 31, 2012), excluding a one-year commission and transition service costs. The Company financed the transaction through a combination of cash on hand and availability under its credit facility.

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

The Company concluded that the Transco acquisition represented a business because it is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return to the Company and its shareholders. As such, the acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date. The allocation of fair value has been finalized. There were no changes to the values preliminarily allocated.

Allocation at October 31, 2013
(in thousands)
Property, plant and equipment	$5,380
Intangible asset (customer relationships)	1,500

Total identifiable assets acquired	6,880
Deferred income tax liability	579

Total liabilities assumed	579
Net identifiable assets acquired	6,301
Purchase price	5,300

Gain on bargain purchase	$1,001

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of Transco, the Company reassessed its assumptions and measurement of identifiable assets acquired and liabilities assumed, and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company determined that the fair values of assets acquired and liabilities assumed exceeded the purchase price by approximately $1.0 million, which was recorded as a gain on bargain purchase in its consolidated statement of operations for the year ended October 31, 2013.

The intangible asset is being amortized over a straight-line basis over ten years.

The Company incurred $0.1 million of acquisition-related costs during the year ended October 31, 2013. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the year ended October 31, 2013.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Acquisitions (Continued)

$749,000 on February 15, 2012. The amount was reflected as an increase to the purchase price bringing the purchase price to $26.7 million, before expenses. The fair value of the assets acquired and the liabilities assumed was $51.9 million and $16.9 million, respectively. The acquisition was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of Webster, the Company reassessed its assumptions and measurement of identifiable assets acquired and specified liabilities assumed and concluded that the preliminary valuation procedures and resulting measures were appropriate. As a result, the Company had determined that the estimated fair values of assets acquired and liabilities assumed exceeded the purchase price, including the estimated true-up amount of $0.6 million, by approximately $8.3 million, which was recorded as a gain on bargain purchase in its consolidated statement of operations for the year ended October 31, 2011. The gain on bargain purchase was subject to change as the Company completed its analysis of the fair values of Webster’s assets and specified liabilities and settled any working capital adjustments. The increase of $17,000 in the gain on bargain purchase was recognized in the consolidated statement of operations for the fiscal year ended October 31, 2012; the increase reflected the final revisions to the fair value estimates of the assets acquired and liabilities assumed and settlement of the working capital.

In addition to the $0.7 million of acquisition-related costs expensed in fiscal 2011, the Company recognized $0.6 million of acquisition-related costs for the fiscal year ended October 31, 2012. These costs were expensed when incurred and were recorded in general and administrative expenses in the consolidated statement of operations for the fiscal year ended October 31, 2012.

The following unaudited pro forma information summarizes the results of operations for the fiscal year ended October 31, 2011, as if the Webster acquisition had been completed as of November 1, 2009. The pro forma information below gives effect to actual operating results prior to the acquisition. The pro forma information includes: adjustments for additional interest expense related to the borrowings made under the credit facility to finance the acquisition and acquisition-related fees; depreciation expense based on the preliminary assessment of fair value of the newly acquired property, plant and equipment using the Company’s depreciation policy; amortization expense related to identifiable intangible assets using the straight-line method over a weighted average life of 12 years; the increase in the LIFO reserve related to the Webster inventory added to the Company’s LIFO layers; and the application of the Company’s effective tax rate on Webster’s pre-tax earnings. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of November 1, 2009 or that may be obtained in the future.

For the Year Ended October 31, 2011
unaudited (in thousands)
Net sales	$1,104,696
Operating income	$27,158
Net Income	$4,833

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Inventories

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

Inventories are comprised of the following:

	October 31, 2013	October 31, 2012
	(in thousands)
Raw materials	$48,467	$52,932
Finished goods	83,363	68,057
Supplies	6,322	5,290

	138,152	126,279
Less: LIFO reserve	(41,061)	(31,151)

Inventories, net	$97,091	$95,128

The LIFO method was used for determining the cost of approximately 85% and 87% of total inventories at October 31, 2013 and 2012, respectively. During fiscal 2013, 2012 and 2011, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $2.4 million, $1.0 million and $0, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Property, Plant and Equipment

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,		Estimated Useful Lives
	2013	2012
	(in thousands)
Land	$10,063	$10,138
Buildings	96,198	89,592	15 to 31.5 years
Machinery and equipment	423,106	357,949	5 to 9 years
Furniture and fixtures	21,311	19,962	3 to 9 years
Leasehold improvements	415	2,761	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	356	356	3 years
Construction in progress	17,384	39,583

	568,833	520,341
Less: Accumulated depreciation and amortization	348,519	324,355

Property, plant and equipment, net	$220,314	$195,986

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Property, Plant and Equipment (Continued)

Maintenance and repairs expense was $15.4 million, $13.5 million, and $10.5 million for the years ended October 31, 2013, 2012 and 2011, respectively.

(6)	Intangible Assets

Changes in the carrying amount of intangible assets during the years ended October 31, 2013, 2012 and 2011 are as follows:

	Customer List (Mercury)	Tradenames	Leasehold Interests	Customer relationships	Total
Balance at October 31, 2010	$78	$828	$(29)	$1,304	$2,181
Amortization	(58)	(92)	6	(118)	(262)
Webster acquisition (see Note 3)	—	225	—	1,780	2,005

Balance at October 31, 2011	20	961	(23)	2,966	3,924
Amortization	(20)	(137)	6	(237)	(388)

Balance at October 31, 2012	—	824	(17)	2,729	3,536
Transco acquisition (see Note 3)	—	—	—	1,500	1,500
Amortization	—	(137)	6	(387)	(518)

Balance at October 31, 2013	$—	$687	$(11)	$3,842	$4,518

Weighted average amortization periods over a straight-line basis are as follows:

In Years
Trade names	9
Customer relationships	12
Leasehold Interest	7

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending October 31,	(in thousands)
2014	$518
2015	519
2016	524
2017	479
2018	479
Thereafter	1,999

Total estimated future amortization expense	$4,518

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Accrued Expenses

At October 31, 2013 and 2012, accrued expenses consist of the following:

	October 31,
	2013	2012
	(in thousands)
Payroll and employee related	$10,072	$13,695
Customer rebates	7,733	9,662
Interest	762	749
Accrual for performance units	4,037	3,754
Other(A)	9,540	7,956

Accrued expenses	$32,144	$35,816

(A)	No individual item exceeded 5% of current liabilities.

(8)	Debt

A summary of the components of debt is as follows:

	October 31, 2013	October 31, 2012
	(in thousands)
Credit facility(a)	$25,600	$2,800
8.25% senior notes due 2019(b)	200,000	200,000
Pennsylvania industrial loans(c)	1,056	1,208
Mortgage loan note(d)	3,223	3,341
Capital leases(e)	12,387	9,983
Foreign bank borrowings(f)	—	—

Total debt	242,266	217,332
Less: current portion	3,335	2,604

Long-term debt	$238,931	$214,728

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

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had weighted average borrowings under the credit facility of $23.6 million and $40.8 million, with a weighted average interest rate of 3.0% and 2.9% during fiscal 2013 and 2012, respectively. Under the credit facility, interest rates are based upon the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at October 31, 2013 and October 31, 2012 supported a borrowing base of $150.0 million. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $1.1 million and $45,000 at October 31, 2013 and October 31, 2012, respectively. Availability at October 31, 2013 and October 31, 2012 under the credit facility was $123.3 million and $147.2 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $95.7 million to $150.0 million during fiscal 2013 and from $64.1 million to $150.0 million during fiscal 2012.

During fiscal 2012, the Company capitalized $1.3 million of fees related to the credit facility. These fees, along with the unamortized fees of $0.4 million related to the prior credit facility, are being amortized on a straight line basis over 60 months, the term of the credit facility.

The Company was in compliance with the financial covenants at October 31, 2013 and October 31, 2012.

(b) 8.25% senior notes due 2019

The Company has $200 million aggregate principal amount of 8.25% senior notes due 2019 (the “2019 notes”).

The 2019 notes mature on April 15, 2019, and the indenture governing the 2019 notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at October 31, 2013 and October 31, 2012.

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

Interest is paid semi-annually on April 15 and October 15 of each year.

The Company capitalized $4.9 million of fees related to the issuance of the 2019 notes. These fees are being amortized on a straight line basis over eight years, the term of the 2019 notes.

(c) Pennsylvania industrial loans

The Company has certain amortizing fixed rate term loans in connection with the construction in fiscal 1995 and the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. The following are outstanding at October 31, 2013 and 2012:

A $0.3 million five year fixed rate 5.0% loan, due on November 1, 2013, of which $6,256 and $0.1 million was outstanding at October 31, 2013 and 2012, respectively;

A $1.4 million fifteen year fixed rate 4.75% loan, due November 1, 2023, of which $1.0 million and $1.1 million was outstanding at October 31, 2013 and 2012, respectively;

These financing arrangements are secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $11.0 million and $11.6 million at October 31, 2013 and 2012, respectively.

(d) Mortgage loan note

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

of property, plant and equipment in the Company’s consolidated balance sheets and is depreciated in accordance with the Company’s depreciation policy.

Under the terms of the capital leases, the payments are as follows:

For the years ended October 31,	Capital Leases
(in thousands)
2014	$3,548
2015	2,541
2016	1,834
2017	1,834
2018	1,834
Thereafter	2,045

Total minimum lease payments	13,636
Less: Amounts representing interest	1,249

Present value of minimum lease payments	12,387
Less: Current portion of obligations under capital leases	3,123

Long-term portion of obligations under capital leases	$9,264

(f) Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at October 31, 2013 and October 31, 2012. Availability under the Canadian credit facility at October 31, 2013 and October 31, 2012, was $5.0 million Canadian dollars, or $4.8 million and $5.0 million, respectively.

Principal payments required on all debt outstanding during each of the next five fiscal years are as follows:

	(in thousands)
	Debt	Capital leases	Total
2014	$212	$3,123	$3,335
2015	214	2,252	2,466
2016	222	1,611	1,833
2017	25,832	1,669	27,501
2018	242	1,730	1,972
Thereafter	203,157	2,002	205,159

	$229,879	$12,387	$242,266

Cash paid for interest during fiscal 2013, 2012 and 2011 was $17.9 million, $18.0 million and $17.2 million, respectively, including $0.5 million, $0.2 million and $0.3 million paid as part of the capitalized leases during fiscal years 2013, 2012 and 2011, respectively.

(9)	Pensions and Retirement Savings Plan

The Company sponsors a defined contribution plan in the United States and defined benefit and defined contribution plans in its Canadian subsidiary. Total expense for these plans for 2013, 2012 and 2011 was $4.2 million, $3.3 million and $3.1 million, respectively.

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

401(k) Savings Plan

Employees of the Company in the United States (with the exception of those employees covered by a collective bargaining agreement at its California facility prior to June 1, 2013 and those employees covered under the Webster Union 401(k) Plan) may participate in the AEP Industries Inc. 401(k) Savings Plan (the “Plan”). Effective for the fiscal 2006 plan year and thereafter, the Company has and will contribute cash to the Plan. Prior to this, the Company contributed common stock held in treasury.

The Company matches 100% of the first 3% and 50% of the following 2% of each participant’s 401(k) contribution with a maximum of 5% of the participant’s annual compensation and the Company makes contributions to the Plan, for eligible employees who have completed one year of service, equal to 1% of a participant’s compensation, as defined, for the Plan year. In fiscal 2013, 2012 and 2011, the Company contributed $3.0 million, $2.7 million and $2.6 million in cash to the Plan in fulfillment of the 2012, 2011 and 2010 contribution requirement, respectively.

At October 31, 2013, there were 180,360 shares of the Company’s common stock held by the Plan, representing approximately 3% of the total number of shares outstanding. Shares of the Company’s common stock credited to each member’s account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are not voted.

The Company has maintained the Webster Union 401(k) Savings Plan; renamed the AEP Union 401(k) Savings Plan. This plan is funded entirely by employee contributions and covers all eligible Webster union employees.

Defined Contribution Plan

The Company sponsors a defined contribution plan in Canada. The plan covers full time employees and provides for a base employer contribution of 4.5% of salary plus an additional matching contribution of 50% of employee contributions up to 5% (for a maximum employer contribution of 7% of salary). The Company’s cash contributions related to this plan for each of the fiscal years ending 2013, 2012 and 2011 totaled $0.2 million.

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

The components of the net periodic pension costs for the Canadian defined benefit plan and the Webster defined benefit plan in fiscal 2013 and 2012, are as follows:

	For the Years Ended October 31,
	2013	2012	2011
	(in thousands)
Service cost	$433	$336	$148
Interest cost	367	375	250
Expected return on assets	(380)	(355)	(253)
Amortization of net actuarial loss	117	52	33
Amortization of prior service cost	125	128	119

Net periodic pension cost	$662	$536	$297

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in fiscal 2014 are:

(in thousands)
Amortization of prior service cost	$124
Amortization of net actuarial loss	58

Total	$182

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets for the Canadian defined benefit plan and the acquired Webster defined benefit plan is shown below (based on an October 31 measurement date):

	October 31,
	2013	2012
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$8,702	$6,809
Fair value adjustment related to Webster acquired defined benefit plan	—	176
Service cost	433	336
Interest cost	367	375
Benefit and expense payments	(562)	(321)
Settlements	—	—
Plan amendments	—	—
Actuarial (gains) losses	(244)	1,313
Foreign currency exchange rate impact	(253)	14

Pension benefit obligation at end of year	8,443	8,702
Change in plan assets:
Fair value of plan assets at beginning of year	6,281	5,494
Company contributions	790	702
Benefit and expense payments	(562)	(321)
Actual return on plan assets	913	395
Foreign currency exchange rate impact	(235)	11

Fair value of plan assets at end of year	7,187	6,281

Funded status—consolidated	(1,256)	(2,421)

Funded status—Canada	(200)	(947)

Funded status—Webster	(1,056)	(1,474)

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	(1,256)	(2,421)
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	(778)	(940)
Net actuarial loss	(1,383)	(2,344)
Tax effect	559	894

Net amount recognized, after tax	$(1,602)	$(2,390)

Accumulated benefit obligation	$8,443	$8,702

The components of the $1.1 million decrease in the amounts recognized (pre-tax) in accumulated other comprehensive income (loss) during fiscal 2013 consisted of $0.8 million of actuarial gains arising during the year primarily as a result of an increase in the discount rate and a better than expected return on plan assets during 2013, combined with $0.2 million of amortization of prior service cost and net actuarial losses and $0.1 million of foreign exchange.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

Investment Policy:

It is the objective of the plan sponsors to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2013 and 2012 and the target allocation of pension plan assets for fiscal 2014:

	October 31,		Target Allocation
	2013	2012
Equity securities	62%	58%	61%
Debt securities	32%	37%	34%
Other	6%	5%	5%

Total	100%	100%	100%

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (October 31) were as follows:

	October 31,
	2013	2012	2011
Discount rate	5%	4%	5%
Salary progression rate	0%	0%	0%

The discount rates used for the defined benefit plans in Canada and for Webster are based on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations.

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	October 31,
	2013	2012	2011
Discount rate	4%	5%	6%
Salary progression rate	0%	0%	0%
Expected long-term rate of return on plan assets	6%	6%	6%

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

The Company expects the following benefit payments to be paid out of the Canada and Webster plans for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at October 31, 2013 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during fiscal 2014. Payments from the pension plan are made from the plan assets.

(in thousands)
2014	$229
2015	276
2016	300
2017	361
2018	426
2019-2023, in the aggregate	2,743

During fiscal 2014, the Company expects to contribute $0.5 million to its Canada defined benefit plan and $0.1 million to the Webster defined benefit plan.

The fair values by category of inputs as of October 31, 2013 were as follows:

	Fair Value as of October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$388	$79	$309	$—
Equity securities	4,436	852	3,584	—
U.S. Government securities	60	60	—	—
Fixed income/debt securities	2,260	389	1,871	—
Other	43	—	43	—

Total	$7,187	$1,380	$5,807	$—

The fair values by category of inputs as of October 31, 2012 were as follows:

	Fair Value as of October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$379	$95	$284	$—
Equity securities	3,713	601	3,112	—
U.S. Government securities	178	178	—	—
Fixed income/debt securities	2,011	389	1,622	—
Other	—	—	—	—

Total	$6,281	$1,263	$5,018	$—

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity

Share-Based Compensation

The Company has a share-based plan which provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Years Ended October 31,
	2013	2012	2011
	(in thousands)
Cost of sales	$598	$1,111	$220
Selling expense	649	1,253	262
General and administrative expense	2,813	4,529	1,437

Total	$4,060	$6,893	$1,919

Shared-Based Plans

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

As a result of stockholder approval of the 2013 Plan, all awards of stock and stock unit awards subsequent to April 9, 2013 have been granted under the 2013 Plan and no new awards have been made after such date under the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expired in October 2013 except as to awards previously granted prior to that date. No options granted under the Company’s 1995 Stock Option Plan are outstanding. Each non-employee director received a fixed annual grant of 2,000 stock options as of the date of the annual meeting of stockholders under the 2005 Option Plan, and in accordance with the fiscal 2012 director compensation program. On April 12, 2013, each non-employee director was granted an annual restricted stock award with a grant date fair value of $55,000, or 783 shares (4,698 shares in the aggregate), under the 2013 Plan and in accordance with the fiscal 2013 director compensation program. Future annual grants of restricted stock to non-employee directors will be made as of the date of the annual meeting of stockholders. At October 31, 2013, 370,302 shares were available to be issued under the 2013 Plan.

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

There were no options granted during the year ended October 31, 2013.

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the years ended October 31, 2012 and 2011.

	For the Years Ended October 31,
	2012	2011
Expected volatility	42.43%	42.62%
Expected life in years	7.5	7.5
Risk-free interest rates	1.43%	2.87%
Dividend rate	0%	0%
Weighted average fair value per option at date of grant	$15.79	$14.19

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The following table summarizes the Company’s stock option plans as of October 31, 2013 and changes during each of the years in the three year period ended October 31, 2013:

	1995 Option Plan		2005 Option Plan		Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2010 (184,009 options exercisable)	151,409		75,400		226,809	$22.87	$7.87-51.00
Granted	—		10,000		10,000	$28.36	$28.36
Exercised	(5,577)		(400)		(5,977)	$10.38	$9.30-19.83
Forfeited/Cancelled	—		—		—	—	—
Expired	(3,000)		—		(3,000)	$51.00	$51.00

Options outstanding at October 31, 2011 (142,832 options exercisable)	142,832		85,000		227,832	$23.07	$7.87-42.60
Granted	—		12,000		12,000	$33.67	$33.67
Exercised	(84,473	)(a)	(9,000)		(93,473)	$25.32	$7.87-33.84
Forfeited/Cancelled	—		(2,000)		(2,000)	$42.60	$42.60
Expired	(1,000)		—		(1,000)	$32.80	$32.80

Options outstanding at October 31, 2012 (108,959 options exercisable)	57,359		86,000		143,359	$22.15	$9.30-42.60	4.2	$5,990
Granted	—		—		—	—	—
Exercised	(57,359)		(13,554	)(b)	(70,913)	$14.51	$9.30-38.10
Forfeited/Cancelled	—		—		—	—	—
Expired	—		—		—	—	—

Options outstanding at October 31, 2013	—		72,446		72,446	$29.62	$17.07-$42.60	4.5	$2,159

Vested and expected to vest at October 31, 2013	—		72,446		72,446	$29.62		4.5	$2,159

Exercisable at October 31, 2013	—		50,846		50,846	$29.71		3.8	$1,511

(a)	Includes 3,419 options exercised at an exercise price of $9.30 per option and 59,180 options exercised at an exercise price of $31.60 per option for which 54,405 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

(b)	Includes 12,000 options exercised at an exercise price of $38.10 per option for which 6,096 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The table below presents information related to stock option activity for the years ended October 31, 2013, 2012 and 2011:

	For the Years Ended October 31,
	2013	2012	2011
	(in thousands)
Total intrinsic value of stock options exercised	$4,158	$951	$101
Total fair value of stock options vested	$210	$229	$336

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the years ended October 31, 2013, 2012 and 2011 was $0.2 million, $0.2 million, and $0.3 million, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2013, 2012 and 2011, respectively. For fiscal 2013 and 2011, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position during those periods. For fiscal 2012, there was $1.3 million in excess tax benefits recognized resulting from share-based compensation awards, respectively, which reduced taxes otherwise payable, and is included in additional paid in capital at October 31, 2013 and 2012.

As of October 31, 2013, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at October 31, 2013 and changes during fiscal 2013 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2012	34,400	$15.43
Granted	—	—
Vested	(12,800)	$16.40
Forfeited	—	—

Non-vested at October 31, 2013	21,600	$14.86

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

Total share-based compensation expense related to the Units was $3.7 million, $6.7 million, and $1.6 million for the years ended October 31, 2013, 2012 and 2011, respectively. During the year ended October 31, 2013, the Company paid $2.5 million in cash and issued 757 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2013. During the year ended October 31, 2012, the Company paid $0.9 million in cash and issued 1,591 shares of its common stock, in each case net of withholdings, in settlement of the vesting of the Units occurring during fiscal 2012. During the year ended October 31, 2011, the Company paid $1.1 million in cash and issued 3,656 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2011. At October 31, 2013 and October 31, 2012, there was $4.0 million and $3.8 million in accrued expenses and $3.4 million and $4.0 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The following table summarizes the Units as of October 31, 2013 and changes during each of the three year periods ended October 31, 2013:

	2005 Option Plan		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2010	160,790
Units granted	52,931	(a)
Units exercised	(64,430)		$0.00		$1,708
Units forfeited or cancelled	(1,400)

Units outstanding at October 31, 2011	147,891
Units granted	134,066	(b)
Units exercised	(46,165)		$0.00		$1,315
Units forfeited or cancelled	(1,800)

Units outstanding at October 31, 2012	233,992			1.7	$14,959
Units granted	45,258	(c)	$0.00
Units exercised	(66,635)		$0.00		$4,068
Units forfeited or cancelled	(8,454)	(c)

Units outstanding at October 31, 2013	204,161		$0.00	1.5	$12,134

Vested and expected to vest at October 31, 2013	200,361		$0.00	1.5	$11,908

Exercisable at October 31, 2013	250	(d)			$18

(a)	More than 100% of the fiscal 2011 Adjusted EBITDA goal was achieved.

(b)	More than 100% of the fiscal 2012 Adjusted EBITDA goal was achieved.

(c)	93.5% of the fiscal 2013 Adjusted EBITDA goal was achieved, and therefore, 2,954 Units were forfeited.

(d)	These units immediately vested during the third quarter of 2013 due to the death of an employee. The Company is awaiting payout of units to the estate.

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

The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation associated with the restricted stock on a straight-line basis over the term which is one year. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the fiscal year ended October 31, 2013 was $0.2 million. As of October 31, 2013, there was $0.1 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over five months.

Treasury Shares

On January 21, 2013, the Company’s Board terminated the September 2010 Stock Repurchase Program (which had $1.0 million remaining as of such date). There was no stock repurchase activity during fiscal 2013 or fiscal 2012.

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

The U.S. and foreign components of income, which includes gains from bargain purchase of a business of $1.0 million and $8.3 million in fiscal 2013 and fiscal 2011, respectively, before provision for income taxes are as follows:

	For the Years Ended October 31,
	2013	2012	2011
	(in thousands)
U.S.	$10,122	$32,244	$9,738
Foreign	5,841	5,156	4,733

Total	$15,963	$37,400	$14,471

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

The (provision) benefit for income taxes is summarized as follows:

	For the Years Ended October 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$15	$(679)	$10
State	(689)	(1,211)	(153)
Foreign	(1,598)	(1,315)	(1,394)

	(2,272)	(3,205)	(1,537)

Deferred:
Federal	(2,911)	(9,237)	(204)
State	272	(833)	(186)
Foreign	(304)	(973)	(156)

	(2,943)	(11,043)	(546)

Total provision for income taxes	$(5,215)	$(14,248)	$(2,083)

The Company has $21.7 million of undistributed earnings from its Canadian subsidiary at October 31, 2013. It is anticipated that these earnings will be remitted in the foreseeable future and the Company has accrued taxes attributable to the repatriation resulting in a net liability of $1.2 million at October 31, 2013. The net liability or tax cost of the repatriation, other than $1.1 million of withholding taxes, will be offset by available foreign tax credits. Undistributed earnings of the Company’s foreign subsidiaries (primarily Canada) were $18.3 million and $15.0 million at October 31, 2012 and 2011, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2013 and 2012 are as follows:

	October 31,
	2013	2012
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$528	$599
Inventories	979	845
Alternative minimum tax credits carryforwards	6,317	6,095
State net operating loss carryforwards	1,458	1,388
Net operating loss carryforwards	3,088	—
Capital loss carryforwards	30	8,199
Foreign tax credits carryforwards	13,665	11,798
Other	6,013	6,540

Total gross deferred tax assets	32,078	35,464
Valuation allowance	(30)	(8,199)

Total net deferred tax asset	$32,048	$27,265
Deferred tax liabilities:
Depreciation	$(28,874)	$(22,785)
Deferred tax liability on undistributed earnings of foreign subsidiary	(11,818)	(9,612)
Deferred gain on redemption of senior notes	(2,065)	(2,082)
Basis differences related to Webster acquisition	(5,342)	(5,386)
Other	(3,259)	(2,935)

Total gross deferred tax liabilities	$(51,358)	$(42,800)

Total net deferred tax liabilities	$(19,310)	$(15,535)

Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards and foreign tax credits carryforwards to an amount that, based on all available information, is more likely than not to be realized. The net change in the valuation allowance from October 31, 2012 to October 31, 2013 was a decrease of $8.1 million, due to the expiration of the capital loss carryforward in the U.S. The net change in the valuation allowance from October 31, 2011 to October 31, 2012 was a decrease of $2.8 million. The decrease in part resulted from the final liquidation of our New Zealand subsidiary, which reduced the valuation allowance for foreign operating loss carryforwards by $1.0 million. The Company also reevaluated its foreign tax credit reserve and determined that based on future foreign earnings, the valuation allowance of $1.8 million was no longer required.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2013 expire as follows:

	Related Tax Amount	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
Federal net operating loss—tax	$8,823	$3,088	Fiscal 2033
State net operating loss	33,193	1,458	Fiscal 2014 - 2031

Total net operating loss carryforwards	$42,016	$4,546

Capital loss carryforwards:
Canada	$240	$30	Indefinite

Total capital loss carryforwards	$240	$30

Tax credit carryforwards:
Foreign tax credits	$13,665	$13,665	Fiscal 2015 - 2023
Alternative minimum tax credit	6,317	6,317	Indefinite

Total tax credit carryforwards	$19,982	$19,982

The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Management believes that it is more likely than not that the Company’s deferred tax assets, net of existing valuation allowances, at October 31, 2013 will be realized.

A reconciliation of the provision for income taxes on income before provision for income taxes to that which would be computed at the statutory rate of 35% for each of the fiscal years 2013, 2012 and 2011, is as follows:

	For the Years Ended October 31,
	2013	2012	2011
	(in thousands)
Provision at statutory rate	$(5,587)	$(13,090)	$(5,065)
State tax provision, net of federal tax benefit	(372)	(1,416)	(99)
Differential in the U.S. and Canadian statutory rate	541	416	350
Income taxes accrued on foreign undistributed earnings	(130)	(1,060)	—
Foreign taxes paid and accrued	(365)	(1,070)	(162)
Capital losses expired	(8,103)	—	(818)
Net valuation allowances reversed	8,103	1,788	818
Non-taxable gain on bargain purchase	350	—	2,910
Other, net	348	184	(17)

Provision for income taxes	$(5,215)	$(14,248)	$(2,083)

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

As of October 31, 2013 and 2012, the Company’s liabilities for unrecognized tax benefits for uncertain tax positions related to certain federal deductions taken for tax purposes and state income taxes, including interest and penalties, were $45,000 and $41,000, respectively, and are included in other long term liabilities in the consolidated balance sheets. The Company classifies interest and penalties on uncertain tax positions as a component of the provision for income taxes. Interest and penalties recognized in the provision for income taxes were $3,513, $3,240, and $3,450 during fiscal 2013, 2012 and 2011, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, seventeen U.S. states and various foreign jurisdictions. Tax years ended October 31, 2012, 2011 and 2010 remain open for U.S. federal taxes. Tax years ended October 31, 2012, 2011, 2010 and 2009 remain open for sixteen states. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2005. Additionally, tax years 2007 through 2012 remain open and subject to examination by the governmental agencies in the Company’s various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material adverse effect on its financial position, results of operations or liquidity.

Cash paid for income taxes during fiscal 2013, 2012 and 2011 was $3.2 million, $3.3 million and $0.9 million, respectively.

(12)	Commitments and Contingencies

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through March 31, 2020. Rental expense under all leases was $9.0 million, $8.0 million and $5.6 million for fiscal 2013, 2012 and 2011, respectively. Rental income under all non-cancellable subleases was $0.7 million, $0.6 million and $0.6 million for fiscal 2013, 2012 and 2011, respectively.

Under the terms of noncancellable operating leases with terms greater than one year (including the rental payments for the Cartersville and Fontana facilities), the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases	Sublease Income
	(in thousands)
2014	$7,868	$207
2015	6,200	90
2016	4,265	—
2017	2,921	—
2018	1,340	—
Thereafter	797	—

Total minimum lease payments	$23,391	$297

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Commitments and Contingencies (Continued)

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

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2013, 2012 and 2011, respectively, is as follows:

	United States	Canada	Total
	(in thousands)
2013
Sales—external customers	$1,071,410	$72,442	$1,143,852
Intercompany sales	36,677	—	36,677
Gross profit	139,263	15,209	154,472
Operating income	26,096	7,220	33,316
Interest income	3	57	60
Interest expense	18,700	13	18,713
Depreciation and amortization	28,303	289	28,592
Provision for income taxes	3,678	1,537	5,215
Net income	6,444	4,304	10,748
Provision for losses on accounts receivable and inventories	220	52	272
Geographical area assets	440,089	31,474	471,563
Goodwill	3,697	3,174	6,871
Capital expenditures	46,622	58	46,680

	North America		Other Foreign	Total
	United States	Canada
	(in thousands)
2012
Sales—external customers	$1,075,672	$76,863	$—	$1,152,535
Intercompany sales	40,627	—	—	40,627
Gross profit	168,566	14,177	—	182,743
Operating income	49,585	6,063	—	55,648
Interest income	8	48	—	56
Interest expense	19,057	20	—	19,077
Translation adjustment reversal into income	—	—	692	692
Depreciation and amortization	22,524	304	—	22,828
Provision for income taxes	13,030	1,218	—	14,248
Net income	19,214	3,245	693	23,152
Provision for losses on accounts receivable and inventories	218	65	—	283
Geographical area assets	411,102	20,341	—	431,443
Goodwill	3,697	3,174	—	6,871
Capital expenditures	41,820	180	—	42,000

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Segment and Geographic Information (Continued)

	North America		Other Foreign	Total
	United States	Canada
	(in thousands)
2011
Sales—external customers	$900,611	$74,181	$—	$974,792
Intercompany sales	38,968	—	—	38,968
Gross profit	113,997	14,725	—	128,722
Operating income	18,766	6,465	—	25,231
Interest income	8	23	1	32
Interest expense	19,163	15	—	19,178
Depreciation and amortization	21,432	319	—	21,751
Provision for income taxes	695	1,388	—	2,083
Net income (loss)	9,043	3,514	(169)	12,388
Provision for losses on accounts receivable and inventories	129	(66)	—	63
Geographical area assets	392,911	22,758	—	415,669
Goodwill	3,697	3,174	—	6,871
Capital expenditures	14,499	—	—	14,499

Net sales by product line are as follows:

	For the Years Ended October 31,
	2013	2012	2011
	(in thousands)
Custom films	$341,608	$347,258	$340,193
Stretch (pallet) wrap	352,125	337,078	311,563
Food contact	185,950	197,205	140,912
PROformance Films®	71,652	76,227	74,004
Canliners	125,615	123,718	52,231
Printed and converted films	25,361	23,105	11,283
Other products and specialty films	41,541	47,944	44,606

Total	$1,143,852	$1,152,535	$974,792

(14)	Accumulated Other Comprehensive Income

The accumulated balances at October 31, related to each component of accumulated other comprehensive income are as follows:

	2013	2012	2011
	(in thousands)
Foreign currency translation adjustments	$2,138	$2,969	$3,647
Unrecognized prior service cost and actuarial losses related to Canadian and Webster pension plans, net of tax	(1,602)	(2,390)	(1,629)

Total accumulated other comprehensive income	$536	$579	$2,018

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	Accumulated Other Comprehensive Income (Continued)

The accumulated other comprehensive loss related to the Company’s pension plans is net of tax benefits of $0.6 million, $0.9 million and $0.6 million at October 31, 2013, 2012 and 2011, respectively.

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

The carrying value and fair value of the Company’s fixed rate debt at October 31, 2013 and October 31, 2012 are as follows:

	October 31, 2013		October 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$216,626	$200,000	$211,126
Mortgage loan note(a)	3,223	3,223	3,341	3,341
Pennsylvania industrial loans	1,056	1,056	1,208	1,208
Capital leases	12,387	12,387	9,983	9,983

Total	$216,666	$233,292	$214,532	$225,658

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Fair Value Measurements and Derivative Instruments (Continued)

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

As of October 31, 2013, the Company did not have any non-financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required at October 31, 2013. Included among the Company’s non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, and intangible assets.

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

The (loss) gain on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to $(3,000), $40,000, and ($30,000) for the years ended October 31, 2013, 2012 and 2011, respectively, with a total notional value of $0.8 million and $7.8 million at October 31, 2013 and 2012, respectively. The fair value of these contracts was immaterial at October 31, 2013.

Interest rate swap not designated as hedge

The Company entered into an interest rate swap fixing the variable rate on its mortgage note to a fixed rate loan at an interest rate of 3.52% per year. The interest rate swap is recorded at fair value on the Company’s consolidated balance sheets using an income approach valuation technique based on observable market inputs (Level 2). Observable market inputs used in the calculation of the fair value of interest rate swaps include pricing data from counterparties to these swaps.

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

As of October 31, 2013, the notional amount and the fair value of the interest rate swap were $3,222,790, and an asset of $94,519, respectively. As of October 31, 2012, the notional amount and the fair value of the interest rate swap were $3,340,794, and a liability of $68,136, respectively. The Company recorded a gain (loss) of $162,655 and $(68,136) on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the years ended October 31, 2013 and 2012, respectively.

(16)	Related Party Transactions

During fiscal 2013, 2012 and 2011, zero, $373,907 and $367,335, was paid to Skadden, Arps, Slate, Meagher and Flom LLP, one of the Company’s outside legal counsel, in which the brother of the Company’s Vice President and Controller is a partner. At October 31, 2013 and 2012, the Company owed $21,514 and zero, respectively, to Skadden, Arps, Slate, Meagher and Flom LLP.

During fiscal 2013, 2012 and 2011, $96,325, $79,513 and $57,525, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer and brother-in-law of the Vice President and Controller, for the production of the Company’s Annual Report and the production of marketing brochures. At October 31, 2013 and 2012, the Company owed zero and $18,965, respectively, to D.E. Smith Corp.

During fiscal 2013, 2012 and 2011 the Company sold $667,483, $564,690 and $543,658 of product, respectively, to Allstate Poly in which the brother of the Executive Vice President, Sales and Marketing is a partner. At October 31, 2013 and 2012, the Company was owed $159,877 and $140,813 from Allstate Poly, respectively.

(17)	Quarterly Financial Data (Unaudited)

	January 31,		April 30,(B)	July 31,	October 31,
	(in thousands, except per share data)
2013
Net sales	$267,142		$285,574	$291,873	$299,263
Gross profit	$42,434		$37,213	$37,669	$37,156
Net income	$6,910	(A)	$1,060	$1,788	$990
Basic Earnings per Common Share:
Net income per common share	$1.25		$0.19	$0.32	$0.18

Diluted Earnings per Common Share:
Net income per common share	$1.23		$0.19	$0.32	$0.18

2012
Net sales	$267,664		$296,663	$291,988	$296,220
Gross profit	$34,654		$43,142	$56,531	$48,416
Net income	$354		$4,837	$12,277	$5,684
Basic Earnings (Loss) per Common Share:
Net income (loss) per common share	$0.06		$0.88	$2.22	$1.03

Diluted Earnings (Loss) per Common Share:
Net income (loss) per common share	$0.06		$0.87	$2.20	$1.01

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)	Quarterly Financial Data (Unaudited) (Continued)

Earnings per share are computed independently for each of the quarters presented.

(A)	Includes $1.0 million gain on bargain purchase of a business.

(B)	During the third quarter of fiscal 2013, the Company identified an error that originated in the second quarter of fiscal 2013 and concluded that the error was not material to the previously reported results. The immaterial misstatement was the result of a keying error at the point of applying a credit in the Company’s operating system. The Company has since implemented policies and procedures to prevent this type of error from recurring. The previously issued second quarter interim financial statements for fiscal 2013 have been revised resulting in an increase to net sales. Net sales and gross profit for the three months ended April 30, 2013, were increased by $1,270,000. Net income for the three months ended April 30, 2013 was increased by $838,000. The net effect on basic and diluted net income per common share for the three months ended April 30, 2013, was an increase of $0.15 per share.

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE

II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED OCTOBER 31, 2013

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Other (a)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2013:
Allowance for doubtful accounts	$3,198	$260	$457	$(9)	$2,992
Inventories	$117	$12	$8	$(6)	$115
YEAR ENDED OCTOBER 31, 2012:
Allowance for doubtful accounts	$3,333	$252	$389	$2	$3,198
Inventories	$89	$31	$3	$—	$117
YEAR ENDED OCTOBER 31, 2011:
Allowance for doubtful accounts	$4,345	$54	$1,070	$4	$3,333
Inventories	$110	$9	$32	$2	$89

(a)	Represents foreign exchange effect.

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

AEP INDUSTRIES INC.

Dated: January 14, 2014	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 14, 2014	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: January 14, 2014	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance Chief Financial Officer and Director (principal financial officer)

Dated: January 14, 2014	By:	/S/ LINDA N. GUERRERA
Linda N. Guerrera Vice President, Controller (principal accounting officer)

Dated: January 14, 2014	By:	/S/ JOHN J. POWERS
John J. Powers Director

Dated: January 14, 2014	By:	/S/ KENNETH AVIA
Kenneth Avia Director

Dated: January 14, 2014	By:	/S/ ROBERT T. BELL
Robert T. Bell Director

Dated: January 14, 2014	By:	/S/ IRA M. BELSKY
Ira M. Belsky Director

Dated: January 14, 2014	By:	/S/ RICHARD E. DAVIS
Richard E. Davis Director

Dated: January 14, 2014	By:	/S/ FRANK P. GALLAGHER
Frank P. Gallagher Director

Dated: January 14, 2014	By:	/S/ LEE C. STEWART
Lee C. Stewart Director

INDEX TO EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the “Company”)		10-Q	04/30/97	3(a)	06/13/97
3.2	Seventh Amended and Restated By-Laws of the Company		8-K		3.1	11/06/13
3.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of AEP Industries Inc.		8-K		3.1	03/31/11
4.1	Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	04/18/11
4.2	First Supplemental Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, between the Company and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee		8-K		4.4	04/18/11
4.3	Form of 8.25% Senior Note due 2019		8-K		4.2	04/18/11
4.4	Second Amended and Restated Loan and Security Agreement, dated February 22, 2012, by and among the Company, Wells Fargo Bank National Association, as Agent, and the financial institutions party thereto as lenders		8-K		4	02/27/12
4.5	Rights Agreement, dated March 31, 2011, by and between AEP Industries Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	03/31/11
*10.1	Amended and Restated 2005 Stock Option Plan of the Company		10-K	10/31/08	10.1	01/27/09
*10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1	06/20/06
*10.3	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, for 409A compliance		10-K	10/31/08	10.3	01/27/09
*10.4	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4	05/10/06
*10.5	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5	05/10/06
*10.6	2013 Omnibus Incentive Plan of the Company		Schedule 14A		10.14	02/22/13
*10.7	Form of Performance Unit Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.2	04/11/13

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
*10.8	Form of Restricted Stock Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.3	04/11/13
*10.9	Form of Stock Option Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.4	04/11/13
*10.10	Form of Management Incentive Plan of the Company	X
*10.11	Summary of Non-Employee Director Compensation		10-K		10.9	01/22/13
*10.12	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba		8-K		10.1	05/13/05
*10.13	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney		8-K		10.2	05/13/05
*10.14	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers		8-K		10.3	05/13/05
*10.15	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K		10.5	05/13/05
*10.16	Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll		8-K		10.6	05/13/05
*10.17	Employment Agreement, effective as of November 1, 2008, between the Company and Linda N. Guerrera		10-K	10/31/08	10.17	01/27/09
*10.18	Form of Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, Paul C. Vegliante, Lawrence R. Noll and Linda N. Guerrera, for 409A compliance, effective December 2008		10-K	10/31/08	10.18	01/27/09
21	List of subsidiaries of the Company at January 14, 2014	X
23	Consent of KPMG LLP	X
24	Power of Attorney (set forth on signature page)	X
31.1	Section 302 Certification—CEO	X
31.2	Section 302 Certification—CFO	X
32.1	Section 906 Certification—CEO	X
32.2	Section 906 Certification—CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	A management contract or compensatory arrangement required to be filed.