Form 10-Q
period 2014-01-31
AEP INDUSTRIES INC
filed 2014-03-12
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35117

AEP Industries Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-1916107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Chestnut Ridge Road Montvale, New Jersey	07645
(Address of principal executive offices)	(Zip code)

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 7, 2014 was 5,602,333.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2014	October 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,406	$13,319
Accounts receivable, less allowance for doubtful accounts of $2,802 and $2,992 in 2014 and 2013, respectively	105,744	112,605
Inventories, net	106,296	97,091
Deferred income taxes	9,008	6,300
Other current assets	5,918	5,389

Total current assets	228,372	234,704

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $355,335 and $348,519 in 2014 and 2013, respectively	222,529	220,314
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $2,023 and $1,894 in 2014 and 2013, respectively	4,389	4,518
OTHER ASSETS	4,985	5,156

Total assets	$467,146	$471,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$3,544	$3,335
Accounts payable	89,859	80,579
Accrued expenses	29,070	32,144

Total current liabilities	122,473	116,058
LONG-TERM DEBT	234,767	238,931
DEFERRED INCOME TAXES	25,542	25,610
OTHER LONG-TERM LIABILITIES	3,723	5,551

Total liabilities	386,505	386,150

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,207,662 and 11,207,049 shares issued in 2014 and 2013, respectively	112	112
Additional paid-in capital	112,673	112,527
Treasury stock at cost, 5,605,783 shares in 2014 and 2013, respectively	(169,826)	(169,826)
Retained earnings	138,337	142,064
Accumulated other comprehensive (loss) income	(655)	536

Total shareholders’ equity	80,641	85,413

Total liabilities and shareholders’ equity	$467,146	$471,563

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2014	2013
NET SALES	$272,517	$267,142
COST OF SALES	247,933	224,708

Gross profit	24,584	42,434
OPERATING EXPENSES:
Delivery	12,018	12,366
Selling	8,658	9,498
General and administrative	5,576	6,889

Total operating expenses	26,252	28,753

Operating (loss) income	(1,668)	13,681
OTHER INCOME (EXPENSE):
Interest expense	(4,783)	(4,566)
Gain on bargain purchase of a business	—	1,001
Other, net	87	69

(Loss) income before benefit (provision) for income taxes	(6,364)	10,185
BENEFIT (PROVISION) FOR INCOME TAXES	2,637	(3,275)

Net (loss) income	$(3,727)	$6,910

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.67)	$1.25

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.67)	$1.23

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2014	2013
Net (loss) income	$(3,727)	$6,910
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,224)	33
Amortization of prior service cost and actuarial net loss, net of tax of $11 and $16 for 2014 and 2013, respectively	33	46

Total other comprehensive (loss) income	(1,191)	79

Comprehensive (loss) income	$(4,918)	$6,989

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,727)	$6,910
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,776	6,001
Gain on bargain purchase of a business	—	(1,001)
Change in LIFO reserve	1,874	(3,066)
Amortization of debt fees	239	239
Provision for losses on accounts receivable and inventories	26	20
(Benefit) provision for deferred income taxes	(2,671)	598
Share-based compensation (income) expense	(450)	1,269
Other	(13)	(11)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,404	7,066
Increase in inventories	(11,278)	(12,466)
Increase in other current assets	(503)	(858)
Increase in other assets	(68)	(93)
Increase in accounts payable	9,445	10,283
Decrease in accrued expenses	(3,355)	(6,358)
Increase in other long-term liabilities	15	35

Net cash provided by operating activities	3,714	8,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,306)	(14,482)
Net proceeds from dispositions of property, plant and equipment	20	124

Net cash used in investing activities	(9,286)	(14,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings from credit facility	(4,700)	2,897
Proceeds from capital lease obligations	658	4,134
Repayments of Pennsylvania Industrial Loans	(27)	(37)
Principal payments on capital lease obligations	(773)	(573)
Principal payments on mortgage loan note	(30)	(29)
Proceeds from exercise of stock options	—	16
Excess tax benefit from stock option exercises	—	21
Payments of withholding taxes on performance units	(698)	(644)

Net cash (used in) provided by financing activities	(5,570)	5,785

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(771)	36

Net (decrease) increase in cash	(11,913)	31
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,319	2,807

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,406	$2,838

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Equipment financed through capital lease obligation	$917	$1,107

Cash paid during the period for interest	$412	$286

Cash paid during the period for income taxes	$453	$480

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2014, and the consolidated results of operations, consolidated comprehensive (loss) income and consolidated cash flows for the three months ended January 31, 2014 and 2013, respectively, have been made. The consolidated results of operations for the three months ended January 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial information included herein has been prepared by the Company, without audit, for filing with the U.S. Securities and Exchange Commission (the “Commission”) pursuant to the rules and regulations of the Commission. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, pension obligations, incurred but not reported medical and workers’ compensation claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes, share-based compensation and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain information and footnote disclosures normally included in audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013, filed with the Commission on January 14, 2014.

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

(2) EARNINGS PER SHARE

Basic (loss) earnings per share (“EPS”) is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS PER SHARE (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2014	2013
Weighted average common shares outstanding:
Basic	5,601,326	5,531,355
Effect of dilutive securities:
Options to purchase shares of common stock	—	80,634

Diluted	5,601,326	5,611,989

For each of the three month periods ended January 31, 2014 and 2013, the Company had zero stock options outstanding that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods. For the three months ended January 31, 2014, the Company had 25,587 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during such quarter.

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

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of Transco, the Company reassessed its assumptions and measurement of identifiable assets acquired and liabilities assumed, and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company determined that the fair values of assets acquired and liabilities assumed exceeded the purchase price by approximately $1.0 million, which was recorded as a gain on bargain purchase in its consolidated statement of operations for the three months ended January 31, 2013.

The intangible asset is being amortized over a straight-line basis over ten years.

The Company incurred $0.1 million of acquisition-related costs during the quarter ended January 31, 2013. These costs were expensed when incurred and are recorded in general and administrative expenses in the consolidated statement of operations for the quarter ended January 31, 2013.

The results of operations for Transco have been included in all periods presented.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) INVENTORIES (Continued)

Inventories are comprised of the following:

	January 31, 2014	October 31, 2013
	(in thousands)
Raw materials	$49,883	$48,467
Finished goods	93,483	83,363
Supplies	5,865	6,322

	149,231	138,152
Less: LIFO reserve	(42,935)	(41,061)

Inventories, net	$106,296	$97,091

The LIFO method was used for determining the cost of approximately 86% and 85% of total inventories at January 31, 2014 and October 31, 2013, respectively. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5) DEBT

A summary of the components of debt is as follows:

	January 31, 2014	October 31, 2013
	(in thousands)
Credit facility (a)	$20,900	$25,600
8.25% senior notes due 2019 (b)	200,000	200,000
Pennsylvania industrial loan (c)	1,029	1,056
Mortgage loan note (d)	3,193	3,223
Capital leases (e)	13,189	12,387
Foreign bank borrowings (f)	—	—

Total debt	238,311	242,266
Less: current portion	3,544	3,335

Long-term debt	$234,767	$238,931

(a)	Credit Facility

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had weighted average borrowings under the credit facility of $33.4 million and $13.5 million, with a weighted average interest rate of 3.2% and 3.3% during the three months ended January 31, 2014 and 2013, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at January 31, 2014 and October 31, 2013 supported a borrowing base of $148.6 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $2.2 million and $1.1 million at January 31, 2014 and October 31, 2013, respectively. Availability at January 31, 2014 and October 31, 2013 under the credit facility was $125.5 million and $123.3 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $85.1 million to $137.8 million during the three months ended January 31, 2014 and from $115.4 million to $150.0 million during the three months ended January 31, 2013.

During fiscal 2012, the Company capitalized $1.3 million of fees related to the credit facility. These fees, along with the unamortized fees of $0.4 million related to the prior credit facility, are being amortized on a straight line basis over 60 months, the term of the credit facility.

The Company was in compliance with the financial covenants at January 31, 2014 and October 31, 2013.

(b)	8.25% Senior Notes due 2019

The Company has $200 million aggregate principal amount of 8.25% senior notes due 2019 (the “2019 notes”).

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

The 2019 notes mature on April 15, 2019, and the indenture governing the 2019 notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at January 31, 2014 and October 31, 2013.

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

(c)	Pennsylvania Industrial Loan

The Company has an amortizing fixed rate term loan in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility, due November 1, 2023, with an interest rate of 4.75%. This financing arrangement is secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $10.9 million at January 31, 2014.

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

From time to time, the Company enters into capital leases for certain of its machinery and equipment. The interest rates on the capital leases range from 3.5% to 8.5%, with a weighted average interest rate of 4.4%. As a result of the capital lease treatment, the equipment remains as a component of property, plant and equipment in the Company’s consolidated balance sheet and is depreciated in accordance with the Company’s depreciation policy.

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
2014	$2,848
2015	2,798
2016	2,091
2017	2,092
2018	2,092
Thereafter	2,625

Total minimum lease payments	14,546
Less: Amounts representing interest	1,357

Present value of minimum lease payments	13,189
Less: Current portion of obligations under capital leases	3,336

Long-term portion of obligations under capital leases	$9,853

(f)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at January 31, 2014 and October 31, 2013. Availability under the Canadian credit facility at January 31, 2014 and October 31, 2013 was $5.0 million in Canadian dollars or US$4.5 million and US$4.8 million, respectively.

Principal payments required on all debt outstanding during each of the next five fiscal years are as follows:

	(in thousands)
	Debt	Capital leases	Total
2014	$155	$2,499	$2,654
2015	214	2,457	2,671
2016	222	1,825	2,047
2017	21,132	1,892	23,024
2018	242	1,960	2,202
Thereafter	203,157	2,556	205,713

	$225,122	$13,189	$238,311

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) ACCRUED EXPENSES

At January 31, 2014 and October 31, 2013, accrued expenses consist of the following:

	January 31, 2014	October 31, 2013
	(in thousands)
Payroll and employee related	$8,098	$10,072
Customer rebates	4,998	7,733
Interest	4,913	762
Accrual for performance units	2,870	4,037
Other (A)	8,191	9,540

Accrued expenses	$29,070	$32,144

(A)	No individual item exceeded 5% of current liabilities.

(7) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan which provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation (income) expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended January 31,
	2014	2013
	(in thousands)
Cost of sales	$(103)	$232
Selling expense	(111)	248
General and administrative expense	(236)	789

Total	$(450)	$1,269

Share-Based Plans

At the annual meeting of shareholders of the Company on April 9, 2013, shareholders approved the AEP Industries Inc. 2013 Omnibus Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the award to non-employee directors and key employees of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 375,000 shares of the Company’s common stock. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2014 and 2013 was made from new shares.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

Each non-employee director received a fixed annual grant of 2,000 stock options as of the date of the annual meeting of shareholders under the 2005 Option Plan, and in accordance with the fiscal 2012 director compensation program. On April 12, 2013, each non-employee director was granted an annual restricted stock award with a grant date fair value of $55,000, or 783 shares (4,698 shares in the aggregate), under the 2013 Plan and in accordance with the fiscal 2013 director compensation program. Future annual grants of restricted stock to non-employee directors will be made as of the date of the annual meeting of shareholders. At January 31, 2014, 317,406 shares were available to be issued under the 2013 Plan.

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

There were no options granted during the three months ended January 31, 2014 or 2013.

The following table summarizes the Company’s stock option plan as of January 31, 2014, and changes during the three months ended January 31, 2014:

	2005 Option Plan	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2013 (50,846 options exercisable)	72,446	$29.62	$17.07-42.60	4.5	$2,159
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Expired	—	—	—

Options outstanding at January 31, 2014	72,446	$29.62	$17.07-42.60	4.3	$1,045

Vested and expected to vest at January 31, 2014	72,446	$29.62		4.3	$1,045

Exercisable at January 31, 2014	50,846	$29.71		3.5	$729

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

The table below presents information related to stock option activity for the three months ended January 31, 2014 and 2013:

	For the Three Months Ended January 31,
	2014	2013
	(in thousands)
Total intrinsic value of stock options exercised	$—	$76
Total fair value of stock options vested	$—	$59

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three months ended January 31, 2014 and 2013 was approximately $30,000 and $38,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2014 and 2013, respectively. For the three months ended January 31, 2014 and 2013 there was zero and $21,000 in excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable. For fiscal 2012, there was $1.3 million in excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable, and is included in additional paid in capital at January 31, 2014 and October 31, 2013, respectively.

As of January 31, 2014, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2014 and changes during the three months ended January 31, 2014 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2013	21,600	$14.86
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at January 31, 2014	21,600	$14.86

Performance Units

The 2013 Plan provides for, and the 2005 Option Plan provided for, the granting of Board approved performance units (“Units”). Outstanding Units are subject to forfeiture based on an annual Adjusted EBITDA performance goal, as determined and adjusted by the Board. If the Company’s Adjusted EBITDA equals or exceeds the performance goal, no Units will be forfeited. If the Company’s Adjusted EBITDA is between 80% and less than 100% of the performance goal, such employee will forfeit such number of Units equal to (a) the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

Units granted multiplied by (b) the percentage Adjusted EBITDA is less than the performance goal. If Adjusted EBITDA is below 80% of the performance goal, the employee will forfeit all Units. Subsequent to the satisfaction of the performance goal, the vesting of the Units will occur equally over five years on the first through the fifth anniversaries of the grant date, provided that such person continues to be employed by the Company on such respective dates. For each Unit, upon vesting and the satisfaction of any required tax withholding obligation, the employee has the option to receive one share of the Company’s common stock, the equivalent cash value or a combination of both.

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

Total share-based compensation (income) expense related to the Units was $(0.6) million and $1.2 million for the three months ended January 31, 2014 and 2013, respectively. At January 31, 2014 and October 31, 2013, there was $2.9 million and $4.0 million in accrued expenses, respectively, and $1.6 million and $3.4 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of January 31, 2014, and changes during the three months ended January 31, 2014:

	2005 Option Plan		2013 Option Plan	Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2013	204,161		—	204,161	$0.00	1.5	$12,134
Units granted	—		52,896	52,896	$0.00
Units exercised	(72,900)		—	(72,900)	$0.00		$3,853
Units forfeited or cancelled	—		—	—

Units outstanding at January 31, 2014	131,261		52,896	184,157	$0.00	2.2	$8,117

Vested and expected to vest at January 31, 2014	127,661		52,896	180,557	$0.00	2.2	$7,958

Exercisable at January 31, 2014	250	(A)	—	250			$18

(A)	These units immediately vested during the third quarter of 2013 due to the death of an employee. The Company is awaiting payout of units to the estate.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

During the three months ended January 31, 2014, the Company paid $1.5 million in cash and issued 613 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first quarter of fiscal 2014. Subsequent to the first quarter, in February 2014, the Company paid $0.9 million in cash and issued 454 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of the remaining Units occurring during the first quarter of 2014. During the three months ended January 31, 2013, the Company paid $1.4 million in cash and issued 262 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first quarter of 2013. Subsequent to the first quarter of the prior year, in February 2013, the Company paid $1.1 million in cash and issued 495 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of the remaining Units occurring during the first quarter of 2013.

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

The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation associated with the restricted stock on a straight-line basis over the term which is one year. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three months ended January 31, 2014 was $0.1 million. As of January 31, 2014, there was $0.1 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over two months.

Treasury Shares

On January 21, 2013, the Company’s Board terminated the September 2010 Stock Repurchase Program (which had $1.0 million remaining as of such date). There was no stock repurchase activity during the 3 months ended January 31, 2014 or fiscal 2013. See Note 11, “Subsequent Event” for a discussion of the February 2014 stock repurchase program.

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

Operating (loss) income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$255,525	$16,992	$272,517
Intercompany sales	10,079	—	10,079
Gross profit	22,032	2,552	24,584
Operating (loss) income	(2,342)	674	(1,668)

	For the Three Months Ended January 31, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$251,144	$15,998	$267,142
Intercompany sales	7,333	—	7,333
Gross profit	38,729	3,705	42,434
Operating income	12,086	1,595	13,681

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2014	2013
	(in thousands)
Custom films	$84,668	$78,612
Stretch (pallet) wrap	84,500	83,264
Food contact	45,034	43,960
Canliners	28,817	30,397
PROformance Films®	14,201	17,603
Printed and converted films	5,788	4,261
Other products and specialty films	9,509	9,045

Total	$272,517	$267,142

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

The carrying value and fair value of the Company’s fixed rate debt at January 31, 2014 and October 31, 2013 are as follows:

	January 31, 2014		October 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$214,376	$200,000	$216,626
Mortgage loan note (a)	3,193	3,193	3,223	3,223
Pennsylvania industrial loans	1,029	1,029	1,056	1,056
Capital leases	13,189	13,189	12,387	12,387

Total	$217,411	$231,787	$216,666	$233,292

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

As of January 31, 2014, the notional amount and the fair value of the interest rate swap were $3,192,862, and an asset of $110,279, respectively. As of October 31, 2013, the notional amount and the fair value of the interest rate swap were $3,222,790, and an asset of $94,519, respectively. The Company recorded a gain of $15,760 and $65,256 on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the three months ended January 31, 2014 and 2013, respectively.

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

(11) SUBSEQUENT EVENT

In February 2014 the Company’s Board authorized a stock repurchase program under which the Company may purchase up to $10.0 million of the Company’s common stock. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain sales and profits of our operations, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the availability of raw materials; the ability to pass raw material price increases to customers in a timely fashion; the continuing impact of the U.S. recession and the global credit and financial environment and other changes in the United States or international economic or political conditions; the integration of Transco Plastics Industries; the potential of technological changes that would adversely affect the need for our products; price fluctuations which could adversely impact our inventory; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2013 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 and reports filed thereafter with the SEC, and other publicly available information.

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

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene and polyvinyl chloride resins. In recent years, the market for resins has been extremely volatile. Average resin costs during the three months ended January 31, 2014 were 19% or $0.12 per pound higher than the average resin costs during the three months ended January 31, 2013. We believe that resin prices will remain volatile throughout the remainder of fiscal 2014 with continued uncertainty in resin price trending. In order to maintain margins, it is essential that resin cost increases be matched by selling price adjustments. Although we have made progress in shortening the time lag in adjusting sell prices, we still have customers whose prices adjust quarterly or are index price based. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis on a timely basis, shorten the time lag in adjusting sell prices or will be able to continue to secure sufficient supply.

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

In recent years, we have implemented cost-reduction initiatives and invested in machinery and equipment to increase efficiency to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs to offset the results of a prolonged or severe downturn given the fixed cost nature of our business combined with our long term business strategy which demands that we remain in a position to respond when market conditions improve. We believe the implementation of these cost-reduction initiatives, as well as our recent capital expenditures, will minimize the impact of any adverse economic or financial conditions.

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

Results of Operations—First Quarter of Fiscal 2014 Compared to First Quarter of Fiscal 2013

The following table presents unaudited selected financial data for the three months ended January 31, 2014 and 2013 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/	$ increase/ (decrease)
	January 31, 2014		January 31, 2013
	$	$ Per lb. sold	$	$ Per lb. sold	(decrease) of $
	(in thousands, except for per pound data)
Net sales	$272,517	$1.24	$267,142	$1.16	2.0%	$5,375
Gross profit	24,584	0.11	42,434	0.18	(42.1)%	(17,850)
Operating expenses:
Delivery	12,018	0.05	12,366	0.06	(2.8)%	(348)
Selling	8,658	0.04	9,498	0.04	(8.8)%	(840)
General and administrative	5,576	0.03	6,889	0.03	(19.1)%	(1,313)

Total operating expenses	$26,252	$0.12	$28,753	$0.13	(8.7)%	$(2,501)

Pounds sold		219,969 lbs.		229,516 lbs.

Net Sales

The increase in net sales for the three months ended January 31, 2014 was the result of a 7% increase in average selling prices, primarily attributable to the pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $18.6 million, partially offset by a 4% decrease in sales volume negatively affecting net sales by $11.9 million. The volume decrease was primarily attributed to soft customer demand in most of our product lines. The first quarter of 2014 also included a $1.3 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $1.9 million increase in the LIFO reserve during the first quarter of fiscal 2014 versus a $3.1 million decrease in the LIFO reserve during the first quarter of fiscal 2013, representing an increase of $5.0 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter and an increase in depreciation expense of $2.1 million, gross profit decreased $10.8 million resulting primarily from our inability to completely pass through the entirety of increased resin costs to our customers, decreased volumes sold and underabsorbed manufacturing costs.

Operating Expenses

Operating expenses decreased $2.5 million during the first quarter of fiscal 2014 versus the first quarter of fiscal 2013 primarily due to a $1.4 million decrease in share-based compensation costs associated with our stock options and performance units, a decrease in delivery and selling expenses primarily due to lower volumes sold ($0.6 million) and a decrease of $0.4 million related to Webster salaries and severance.

Interest Expense

Interest expense for the three months ended January 31, 2014 increased $0.2 million as compared to the prior year period resulting primarily from higher average borrowings on our credit facility during the quarter.

Gain On Bargain Purchase of a Business

Gain on bargain purchase of $1.0 million during the quarter ended January 31, 2013 resulted from the fair value of the identifiable assets acquired in the Transco acquisition exceeding the purchase price (see Note 3).

Income Tax Provision

The benefit for income taxes for the three months ended January 31, 2014 was $2.6 million on a loss before the benefit for income taxes of $6.4 million. The difference between our effective tax rate of 41.4 percent for the three months ended January 31, 2014 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the benefit for state taxes in the United States, net of federal (+4.2%) and the remaining (+2.2%) resulted from net permanent differences, the differential in the U.S and Canadian statutory rates and the benefit from foreign withholding taxes paid.

The provision for income taxes for the three months ended January 31, 2013 was $3.3 million on income before the provision for income taxes of $10.2 million, which includes the gain on bargain purchase of $1.0 million which is non-taxable. The effective tax rate including the gain on bargain purchase is 32.2 percent. The difference between our effective tax rate of 32.2 percent for the three months ended January 31, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily related to the non-taxable gain on the bargain purchase (-3.4%), the differential in the U.S. and Canadian statutory rates (-1.1%) and net permanent difference relating to our Section 199 manufacturing deduction (-2.1%), partially offset by a foreign withholding taxes paid and provision for state taxes in the United States, net of federal benefit (+3.8%).

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

The following is a reconciliation of our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
	(in thousands)	(in thousands)
Net (loss) income	$(3,727)	$6,910
(Benefit) provision for income taxes	(2,637)	3,275
Interest expense	4,783	4,566
Depreciation and amortization expense	7,776	6,001
Increase (decrease) in LIFO reserve	1,874	(3,066)
Gain on bargain purchase of a business	—	(1,001)
Other non-operating income	(87)	(69)
Share-based compensation	(450)	1,269

Adjusted EBITDA	$7,532	$17,885

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

We continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of January 31, 2014, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $236.9 million, compared with $228.9 million at the end of fiscal 2013. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $130.0 million at January 31, 2014.

Our working capital amounted to $105.9 million at January 31, 2014 compared to $118.6 million at October 31, 2013. We used the LIFO method for determining the cost of approximately 86% of our total inventories at January 31, 2014. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $148.8 million and $159.7 million at January 31, 2014 and October 31, 2013, respectively. During the three months ended January 31, 2014, the LIFO reserve increased $1.9 million to $42.9 million primarily as a result of increased inventory levels. Despite the possible negative effects on our results of operations and our financial position (an increase to cost of sales of $1.9 million for the three months ended January 31, 2014 and a reduction of inventory of $42.9 million at January 31, 2014), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the three months ended January 31, 2014 and 2013:

	For the Three Months Ended January 31,
	2014	2013
	(in thousands)
Total cash provided by (used in):
Operating activities	$3,714	$8,568
Investing activities	(9,286)	(14,358)
Financing activities	(5,570)	5,785
Effect of exchange rate changes on cash	(771)	36

(Decrease) increase in cash and cash equivalents	$(11,913)	$31

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $1.4 million at January 31, 2014, as compared to $13.3 million at October 31, 2013. Cash provided by operating activities during the three months ended January 31, 2014 was $3.7 million, which includes a net loss of $3.7 million adjusted for non-cash items totaling $6.8 million primarily related to depreciation and amortization of $7.8 million and an increase in LIFO reserve of $1.9 million, partially offset by a $2.7 million benefit for deferred taxes. Cash provided by operating activities also includes a $6.4 million decrease in accounts receivable primarily due to lower sales in the first quarter of fiscal 2014 as compared to the fourth quarter of 2013 and a $9.4 million increase in accounts payable primarily due to higher resin purchases in the month of January 2014. Cash used by operating activities primarily includes an $11.3 million increase in inventories, excluding the non-cash effects of LIFO, due to our increased investment in inventory during the quarter and a $3.4 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2013 and paid during the first quarter of fiscal 2014.

Investing Activities

Net cash used in investing activities during the three months ended January 31, 2014 was $9.3 million, resulting from capital expenditures during the period primarily in our food bag, retail canliner and custom product lines.

Financing Activities

Net cash used in financing activities during the three months ended January 31, 2014 was $5.6 million, resulting primarily from $4.7 million in repayments of borrowings under our credit facility.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at January 31, 2014 and October 31, 2013 under the credit facility was $125.5 million and $123.3 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at January 31, 2014 and October 31, 2013. Availability under the Canadian credit facility at January 31, 2014 and October 31, 2013 was $5.0 million Canadian dollars (US$4.5 million and US$4.8 million, respectively).

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of January 31, 2014 are as follows:

	For the Years Ending October 31,
	Borrowings (1) (2) (3) (4)	Interest on Fixed Rate Borrowings (5)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2014	$155	$16,620	$2,848	$5,971	$25,594
2015	214	16,653	2,798	6,252	25,917
2016	222	16,644	2,091	4,313	23,270
2017	21,132	16,634	2,092	2,941	42,799
2018	242	16,625	2,092	1,341	20,300
Thereafter	203,157	8,776	2,625	811	215,369

Total	$225,122	$91,952	$14,546	$21,629	$353,249

(1)	Borrowings include $20.9 million under our credit facility maturing on February 21, 2017. See Note 5 of the consolidated financial statements for further discussion of our debt.
(2)	Borrowings include $200.0 million aggregate principal amount of 2019 Notes. See Note 5 of the consolidated financial statements for further discussion of our debt.
(3)	Includes a $3.2 million ten-year mortgage note due July 2022 related to the purchase of the Company’s new corporate headquarters.

(4)	Includes $1.0 million of a Pennsylvania Industrial loan.
(5)	In connection with the mortgage note on the Company’s new corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $25 million of capital expenditures during the remainder of fiscal 2014. The capital expenditures will primarily focus on our food bag, retail canliner and custom product lines.

With regards to the AEP Industries Inc. 401(k) Savings Plan (“401(k) Plan”), we estimate contributing $3.1 million in cash in March 2014 to the 401(k) Plan effective for the 2013 year contributions.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, inventories, including LIFO inventory valuations, acquisitions, pension obligations, incurred but not reported medical and workers’ compensation claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes, share-based compensation, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, filed with the U.S. Securities and Exchange Commission on January 14, 2014.

There were no material changes to our critical accounting policies during the three months ended January 31, 2014.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2014, the carrying value of our total debt was $238.3 million of which $217.4 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of January 31, 2014, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $214.4 million. As of January 31, 2014, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $17.4 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

In order to manage the exposure to interest rate risks inherent in variable rate debt, as is the case in the mortgage note, we entered into a floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the then outstanding principal balance on the mortgage note. The interest rate swap fixed the interest rate at 3.52% per year and matures on July 25, 2022. The notional amount and fair value at January 31, 2014 of the interest rate swap was $3,192,862 and an asset of $110,279 respectively.

Floating rate debt at January 31, 2014 and October 31, 2013 totaled $20.9 million and $25.6 million, respectively. Based on the average floating rate debt outstanding during the three months ended January 31, 2014 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.1 million for the three months ended January 31, 2014.

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

The gain (loss) on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to approximately $32,000 and $(20,000) for the three months ended January 31, 2014 and 2013, respectively, with a total notional value of $10.8 million and $0.8 million at January 31, 2014 and October 31, 2013, respectively. The fair value of these contracts was immaterial at January 31, 2014. Based on the average forward exchange contracts outstanding during the three months ended January 31, 2014, a one-percent increase or decrease in the foreign exchange rate during the period would have resulted in a change to other, net of approximately $0.1 for the three months ended January 31, 2014.

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

As of January 31, 2014, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation in the normal course of our business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

AEP Industries Inc.

Dated: March 12, 2014	By:	/S/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: March 12, 2014	By:	/S/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)