Form 10-Q
period 2014-04-30
AEP INDUSTRIES INC
filed 2014-06-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2014

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 5, 2014 was 5,080,596.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2014	October 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,071	$13,319
Accounts receivable, less allowance for doubtful accounts of $2,798 and $2,992 in 2014 and 2013, respectively	115,311	112,605
Inventories, net	103,658	97,091
Deferred income taxes	7,231	6,300
Other current assets	6,768	5,389

Total current assets	237,039	234,704

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $363,531 and $348,519 in 2014 and 2013, respectively	220,741	220,314
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $2,153 and $1,894 in 2014 and 2013, respectively	4,259	4,518
OTHER ASSETS	3,811	5,156

Total assets	$472,721	$471,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$3,026	$3,335
Accounts payable	79,812	80,579
Accrued expenses	23,550	32,144

Total current liabilities	106,388	116,058
LONG-TERM DEBT	281,427	238,931
DEFERRED INCOME TAXES	22,917	25,610
OTHER LONG-TERM LIABILITIES	3,610	5,551

Total liabilities	414,342	386,150

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,215,691 and 11,207,049 shares issued in 2014 and 2013, respectively	112	112
Additional paid-in capital	112,801	112,527
Treasury stock at cost, 6,135,095 and 5,605,783 shares in 2014 and 2013, respectively	(189,810)	(169,826)
Retained earnings	135,613	142,064
Accumulated other comprehensive (loss) income	(337)	536

Total shareholders’ equity	58,379	85,413

Total liabilities and shareholders’ equity	$472,721	$471,563

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2014	2013	2014	2013
NET SALES	$294,942	$285,574	$567,459	$552,716
COST OF SALES	264,950	248,361	512,883	473,069

Gross profit	29,992	37,213	54,576	79,647
OPERATING EXPENSES:
Delivery	12,451	13,636	24,469	26,002
Selling	9,130	9,615	17,788	19,113
General and administrative	6,484	8,114	12,060	15,003

Total operating expenses	28,065	31,365	54,317	60,118

Operating income	1,927	5,848	259	19,529
OTHER (EXPENSE) INCOME:
Interest expense	(4,933)	(4,832)	(9,716)	(9,398)
Gain on bargain purchase of a business	—	—	—	1,001
Other, net	(16)	15	71	84

(Loss) income before benefit (provision) for income taxes	(3,022)	1,031	(9,386)	11,216
BENEFIT (PROVISION) FOR INCOME TAXES	298	29	2,935	(3,246)

Net (loss) income	$(2,724)	$1,060	$(6,451)	$7,970

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.49)	$0.19	$(1.16)	$1.44

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(0.49)	$0.19	$(1.16)	$1.43

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2014	2013	2014	2013
Net (loss) income	$(2,724)	$1,060	$(6,451)	$7,970
Other comprehensive income (loss):
Foreign currency translation adjustments	286	(158)	(938)	(125)
Amortization of prior service cost and actuarial net loss, net of tax of $11 and $16 for the three months ended April 30, 2014 and 2013 and $22 and $32 for the six months ended April 30, 2014 and 2013, respectively	32	47	65	93

Total other comprehensive income (loss)	318	(111)	(873)	(32)

Comprehensive (loss) income	$(2,406)	$949	$(7,324)	$7,938

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,451)	$7,970
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,927	13,541
Gain on bargain purchase of a business	—	(1,001)
Change in LIFO reserve	6,575	6,973
Amortization of debt fees	477	477
Provision for losses on accounts receivable and inventories	26	163
(Benefit) provision for deferred income taxes	(3,557)	1,398
Share-based compensation (income) expense	(404)	3,502
Excess tax benefit from stock option exercises	—	(1,161)
Other	(38)	30
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,064)	(2,372)
Increase in inventories	(13,305)	(13,350)
Increase in other current assets	(868)	(1,579)
Decrease (increase) in other assets	349	(74)
(Decrease) increase in accounts payable	(634)	1,670
Decrease in accrued expenses	(8,297)	(13,568)
Decrease in other long-term liabilities	(14)	(38)

Net cash (used in) provided by operating activities	(13,278)	2,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,811)	(26,068)
Net proceeds from dispositions of property, plant and equipment	130	201

Net cash used in investing activities	(14,681)	(25,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from credit facility	41,500	19,100
Repurchases of common stock	(19,984)	—
Proceeds from capital lease obligations	658	4,134
Repayments of Pennsylvania Industrial Loans	(47)	(75)
Principal payments on capital lease obligations	(1,542)	(1,319)
Principal payments on mortgage loan note	(61)	(59)
Proceeds from exercise of stock options	—	519
Excess tax benefit from stock option exercises	—	1,161
Payments of withholding taxes on performance units	(1,235)	(1,275)

Net cash provided by financing activities	19,289	22,186

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(578)	(93)

Net decrease in cash	(9,248)	(1,193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,319	2,807

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,071	$1,614

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Equipment financed through capital lease obligation	$1,679	$1,107

Cash paid during the period for interest	$9,187	$8,915

Cash paid during the period for income taxes	$1,209	$2,458

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2014, the consolidated results of operations and consolidated comprehensive (loss) income for the three and six months ended April 30, 2014 and 2013, and the consolidated cash flows for the six months ended April 30, 2014 and 2013, respectively, have been made. The consolidated results of operations for the three and six months ended April 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2014	2013	2014	2013
Weighted average common shares outstanding:
Basic	5,536,980	5,563,305	5,569,686	5,547,065
Effect of dilutive securities:
Options to purchase shares of common stock	—	36,137	—	32,942

Diluted	5,536,980	5,599,442	5,569,686	5,580,007

For the three months ended April 30, 2014 and 2013, the Company had 10,000 and zero stock options outstanding, respectively, and for each of the six month periods ended April 30, 2014 and 2013, the Company had zero stock options outstanding that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods. For the three and six months ended April 30, 2014, the Company had 9,410 and 16,315 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during such periods.

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

(4) INVENTORIES

Inventories, stated at the lower of cost (last-in, first-out method (“LIFO”) for the U.S. operations, and the first-in, first-out method (“FIFO”) for the Canadian operation, supplies and printed and converted finished goods for the U.S. operation, and certain finished goods) or market, include material, labor and manufacturing overhead costs, less vendor rebates. The Company establishes a reserve in those situations in which cost exceeds market value.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) INVENTORIES (Continued)

Inventories are comprised of the following:

	April 30, 2014	October 31, 2013
	(in thousands)
Raw materials	$50,947	$48,467
Finished goods	94,934	83,363
Supplies	5,413	6,322

	151,294	138,152
Less: LIFO reserve	(47,636)	(41,061)

Inventories, net	$103,658	$97,091

The LIFO method was used for determining the cost of approximately 85% of total inventories at April 30, 2014 and October 31, 2013. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5) DEBT

A summary of the components of debt is as follows:

	April 30, 2014	October 31, 2013
	(in thousands)
Credit facility (a)	$67,100	$25,600
8.25% senior notes due 2019 (b)	200,000	200,000
Pennsylvania industrial loan (c)	1,009	1,056
Mortgage loan note (d)	3,162	3,223
Capital leases (e)	13,182	12,387
Foreign bank borrowings (f)	—	—

Total debt	284,453	242,266
Less: current portion	3,026	3,335

Long-term debt	$281,427	$238,931

(a)	Credit Facility

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had weighted average borrowings under the credit facility of $56.4 million and $30.9 million, with a weighted average interest rate of 2.8% and 2.9% during the three months ended April 30, 2014 and 2013, respectively. The Company had weighted average borrowings under the credit facility of $44.7 million and $22.0 million, with a weighted average interest rate of 3.0% during each of the six months ended April 30, 2014 and 2013, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at April 30, 2014 and October 31, 2013 supported a borrowing base of $150.0 million. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $2.1 million and $1.1 million at April 30, 2014 and October 31, 2013, respectively. Availability at April 30, 2014 and October 31, 2013 under the credit facility was $80.8 million and $123.3 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $64.3 million to $137.8 million during the six months ended April 30, 2014 and from $95.8 million to $150.0 million during the six months ended April 30, 2013.

During fiscal 2012, the Company capitalized $1.3 million of fees related to the credit facility. These fees, along with the unamortized fees of $0.4 million related to the prior credit facility, are being amortized on a straight line basis over 60 months, the term of the credit facility.

The Company was in compliance with the financial covenants at April 30, 2014 and October 31, 2013.

(b)	8.25% Senior Notes due 2019

The Company has $200 million aggregate principal amount of 8.25% senior notes due 2019 (the “2019 notes”).

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

The 2019 notes mature on April 15, 2019, and the indenture governing the 2019 notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at April 30, 2014 and October 31, 2013.

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

The 2019 notes are redeemable at the option of the Company, in whole or in part, at certain fixed redemption prices plus accrued and unpaid interest.

Interest is paid semi-annually on April 15 and October 15 of each year.

The Company capitalized $4.9 million of fees related to the issuance of the 2019 notes. These fees are being amortized on a straight line basis over eight years, the term of the 2019 notes.

(c)	Pennsylvania Industrial Loan

The Company has an amortizing fixed rate term loan in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility, due November 1, 2023, with an interest rate of 4.75%. This financing arrangement is secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $10.7 million at April 30, 2014.

(d)	Mortgage loan note

On July 25, 2012, concurrent with the purchase of the Company’s corporate headquarters building in Montvale, New Jersey, the Company entered into a mortgage loan note (the “mortgage note”) having a principal amount of $3,360,000 with TD Bank, N.A. The mortgage note bears interest at a rate equal to one-month LIBOR plus 1.75% and matures on August 1, 2022. Interest is paid monthly. The mortgage note is secured by the Montvale building.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
2014	$1,671
2015	2,812
2016	2,429
2017	2,429
2018	2,430
Thereafter	2,794

Total minimum lease payments	14,565
Less: Amounts representing interest	1,383

Present value of minimum lease payments	13,182
Less: Current portion of obligations under capital leases	2,817

Long-term portion of obligations under capital leases	$10,365

(f)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at April 30, 2014 and October 31, 2013. Availability under the Canadian credit facility at April 30, 2014 and October 31, 2013 was $5.0 million in Canadian dollars or US$4.6 million and US$4.8 million, respectively.

Principal payments required on all debt outstanding during each of the next five fiscal years are as follows:

	(in thousands)
	Debt	Capital leases	Total
2014	$104	$1,428	$1,532
2015	214	2,422	2,636
2016	222	2,123	2,345
2017	67,332	2,202	69,534
2018	242	2,284	2,526
Thereafter	203,157	2,723	205,880

	$271,271	$13,182	$284,453

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) ACCRUED EXPENSES

At April 30, 2014 and October 31, 2013, accrued expenses consist of the following:

	April 30, 2014	October 31, 2013
	(in thousands)
Payroll and employee related	$6,048	$10,072
Customer rebates	6,080	7,733
Interest	824	762
Accrual for performance units	1,312	4,037
Other (A)	9,286	9,540

Accrued expenses	$23,550	$32,144

(A)	No individual item exceeded 5% of current liabilities.

(7) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan which provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation (income) expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Cost of sales	$(37)	$343	$(140)	$575
Selling expense	(33)	373	(144)	621
General and administrative expense	116	1,517	(120)	2,306

Total	$46	$2,233	$(404)	$3,502

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

As a result of stockholder approval of the 2013 Plan, all awards of stock and stock unit awards subsequent to April 9, 2013 have been granted under the 2013 Plan and no new awards have been made after such date under the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expired in October 2013 except as to awards previously granted prior to that date. At April 30, 2014, 309,831 shares were available to be issued under the 2013 Plan.

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

There were no options granted during the six months ended April 30, 2014 or 2013.

The following table summarizes the Company’s stock option plan as of April 30, 2014, and changes during the six months ended April 30, 2014:

	2005 Option Plan	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2013 (50,846 options exercisable)	72,446	$29.62	$17.07-42.60	4.5	$2,159
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Expired	—	—	—

Options outstanding at April 30, 2014	72,446	$29.62	$17.07-42.60	4.2	$504

Vested and expected to vest at April 30, 2014	72,446	$29.62		4.2	$504

Exercisable at April 30, 2014	61,646	$29.36		3.7	$456

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

The table below presents information related to stock option activity for the three and six months ended April 30, 2014 and 2013:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Total intrinsic value of stock options exercised	$—	$3,836	$—	$3,912
Total fair value of stock options vested	$155	$151	$155	$210

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and six months ended April 30, 2014 was approximately $26,000 and $56,000, respectively and approximately $35,000 and $73,000 for the three and six months ended April 30, 2013, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2014 and 2013, respectively. For the three and six months ended April 30, 2014, there were no excess tax benefits recognized resulting from share-based compensation awards, respectively, which reduced taxes otherwise payable. For the three and six months ended April 30, 2013, there were $1.1 million and $1.2 million in excess tax benefits recognized resulting from share-based compensation awards, respectively, which reduced taxes otherwise payable. For fiscal 2012, there was $1.3 million in excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable, and is included in additional paid in capital at April 30, 2014 and October 31, 2013, respectively.

As of April 30, 2014, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at April 30, 2014 and changes during the six months ended April 30, 2014 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2013	21,600	$14.86
Granted	—	—
Vested	(10,800)	$14.36
Forfeited	—	—

Non-vested at April 30, 2014	10,800	$15.36

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

Total share-based compensation (income) expense related to the Units was approximately $(59,000) and $(620,000) for the three and six months ended April 30, 2014, respectively, and $2.2 million and $3.4 million for the three and six months ended April 30, 2013, respectively. At April 30, 2014 and October 31, 2013, there was $1.3 million and $4.0 million in accrued expenses, respectively, and $1.6 million and $3.4 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of April 30, 2014, and changes during the six months ended April 30, 2014:

	2005 Option Plan	2013 Option Plan	Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2013	204,161	—	204,161	$0.00	1.5	$12,134
Units granted	—	52,896	52,896	$0.00
Units exercised	(73,450)	—	(73,450)	$0.00		$3,882
Units forfeited or cancelled	—	—	—

Units outstanding at April 30, 2014	130,711	52,896	183,607	$0.00	2.0	$6,540

Vested and expected to vest at April 30, 2014	127,111	52,896	180,007	$0.00	2.0	$6,412

During the six months ended April 30, 2014, the Company paid $2.4 million in cash and issued 1,067 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

certain Units occurring during the first six months of fiscal 2014. During the six months ended April 30, 2013, the Company paid $2.5 million in cash and issued 757 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first six months of fiscal 2013.

Restricted Stock

In accordance with the revised non-employee director compensation program beginning in fiscal 2013, each non-employee director receives an annual restricted stock award with a grant date fair value of $55,000 under the 2013 Plan (4,698 shares and 7,575 shares granted, in aggregate, on April 12, 2013 and April 8, 2014, respectively). During the one-year restricted period, the restricted stock entitles the participant to all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends thereon. Prior to the end of the restricted period, restricted stock generally may not be sold, assigned, pledged, or otherwise disposed of or hypothecated by participants.

The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation associated with the restricted stock on a straight-line basis over the term which is one year. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and six months ended April 30, 2014 was $79,000 and $160,000, respectively. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and six months ended April 30, 2013 was $27,000. As of April 30, 2014, there was $0.3 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over eleven months.

Treasury Shares

In February 2014 the Company’s Board authorized a stock repurchase program (the “February 2014 Stock Repurchase Program”) under which the Company could purchase up to $10.0 million of the Company’s common stock. Repurchases could be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants.

In March 2014, the Company repurchased under its February 2014 Stock Repurchase Program, 21,312 shares of its common stock in the open market at an average cost of $40.99 per share, totaling $0.9 million. On April 8, 2014, the Board approved an increase to the February 2014 Stock Repurchase Program, which had approximately $9.1 million remaining available for repurchases, to $19.1 million (an increase of $10.0 million). On April 21, 2014, the Company repurchased 508,000 shares of its common stock (the “Purchase”) owned by Crown Cork & Seal Company, Inc. Pension Plan (“Crown”) for approximately $19.1 million (priced at a 1% discount to a mid-day market price on Nasdaq on April 3, 2014, the date that agreement was reached as to the purchase price). The Purchase was made pursuant to a purchase agreement by and between the Company and KSA Capital Management, LLC, which had investment discretion over the purchased shares pursuant to an investment management agreement between KSA Capital Management, LLC and Crown. Following such transaction, there is no amount available for repurchases under the Company’s February 2014 Stock Repurchase Program.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

Preferred Shares

The Board may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

On March 28, 2014, the Company adopted an amended and restated stockholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $330.00 per share, as adjusted (a “Right”), upon certain trigger events. The Rights Plan amends and restates in its entirety that certain rights plan dated as of March 31, 2011. The Company’s Board declared a dividend of one Right per each share of common stock of the Company outstanding as of April 11, 2011. Rights are also issued in respect of all shares of common stock issued by the Company thereafter, prior to the distribution date or expiration date (each as defined in the Rights Plan), or in accordance with other specified events set forth in the Rights Plan. Each 1/1,000th of a share of Series A Junior Participating Preferred Stock has terms that are substantially the economic and voting equivalent of one share of the Company’s common stock. However, until a Right is exercised or exchanged in accordance with the provisions of the Rights Plan, the holder thereof will have no rights as a stockholder of the Company. The Rights Plan has a three-year term ending March 31, 2017 and the Board may terminate the Rights Plan at any time (subject to the redemption of the Rights for a nominal value). The Rights may cause substantial dilution to a person or group (together with all affiliates and associates of such person or group and any person or group of persons acting in concert therewith) that acquires beneficial ownership of 10% or more of the Company’s stock on terms not approved by the Board or takes other specified actions.

(8) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

Operating income (loss) includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$275,943	$18,999	$294,942
Intercompany sales	11,986	—	11,986
Gross profit	27,138	2,854	29,992
Operating income	1,007	920	1,927

	For the Three Months Ended April 30, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$265,066	$20,508	$285,574
Intercompany sales	10,914	—	10,914
Gross profit	32,378	4,835	37,213
Operating income	3,144	2,704	5,848

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	For the Six Months Ended April 30, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$531,468	$35,991	$567,459
Intercompany sales	22,065	—	22,065
Gross profit	49,170	5,406	54,576
Operating (loss) income	(1,335)	1,594	259

	For the Six Months Ended April 30, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$516,210	$36,506	$552,716
Intercompany sales	18,247	—	18,247
Gross profit	71,107	8,540	79,647
Operating income	15,230	4,299	19,529

Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Custom films	$91,098	$86,441	$175,766	$165,053
Stretch (pallet) wrap	85,904	83,491	170,404	166,755
Food contact	45,081	45,309	90,115	89,269
Canliners	31,109	29,467	59,926	59,864
PROformance® films	18,724	17,671	32,925	35,274
Printed and converted films	5,499	8,129	11,287	12,390
Other products and specialty films	17,527	15,066	27,036	24,111

Total	$294,942	$285,574	$567,459	$552,716

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) FAIR VALUE MEASUREMENTS (Continued)

The carrying value and fair value of the Company’s fixed rate debt at April 30, 2014 and October 31, 2013 are as follows:

	April 30, 2014		October 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$213,000	$200,000	$216,626
Mortgage loan note (a)	3,162	3,162	3,223	3,223
Pennsylvania industrial loans	1,009	1,009	1,056	1,056
Capital leases	13,182	13,182	12,387	12,387

Total	$217,353	$230,353	$216,666	$233,292

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

As of April 30, 2014, the notional amount and the fair value of the interest rate swap were $3,162,040, and an asset of $102,148, respectively. As of October 31, 2013, the notional amount and the fair value of the interest rate swap were $3,222,790, and an asset of $94,519, respectively. The Company recorded a $(8,130) loss and a $7,629 gain on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the three and six months ended April 30, 2014, respectively. The Company recorded a $(54,410) loss and a $10,846 gain on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the three and six months ended April 30, 2013, respectively.

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

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene (“PE”) and polyvinyl chloride (“PVC”) resins, which total approximately 91% and 8%, respectively, of our total plastic resin purchases by volume. In recent years, the market for resins has been extremely volatile. Average PE resin costs during the three and six months ended April 30, 2014 were 12% higher or $0.09 per pound and 15% higher or $0.11 per pound, respectively, than the average PE resin costs during the three and six months periods ended April 30, 2013. During the second quarter of 2014, average PE resin prices increased $0.04 per pound from the preceding quarter. Additionally, PVC resin costs increased $0.03 per pound in each of the three months ended April 30, 2014, for a total increase of $0.09 per pound during the quarter.

The steady increases in PE resin costs in recent periods are due to tighter supplier inventory levels in North America resulting primarily from increased exporting by the North American suppliers. In addition, following a relatively flat PVC resin pricing trend, suppliers’ own raw material issues causing supply tightness have increased PVC pricing in recent months. We believe that these conditions will remain in place and will cause resin prices, both PE and PVC, to remain volatile throughout the remainder of fiscal 2014 with continued uncertainty in resin price trending. Long range, the industry is forecasting approximately 10 billion pounds of new PE resin capacity in North America by 2018. We believe that this new capacity will eventually lead to stabilization and lowering of PE resin pricing, although the timing and magnitude of the impact is uncertain.

The marketplace in which we sell our products remains very competitive, and has been further complicated in recent years by adverse economic circumstances straining the resources of our customers, distributors and suppliers. Due to the very difficult current market conditions, we do not expect in fiscal 2014 to meet or exceed our 2013 sales volume. In order to maintain margins, it is essential that resin cost increases be matched by selling price adjustments. During periods of rising resin costs, the time lag in adjusting sell prices for those customers whose prices adjust periodically, are index price based, or change as the result of a competitive bid process, will have a negative impact on earnings. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis on a timely basis, shorten the time lag in adjusting sell prices, win in a competitive bid process or will be able to continue to secure sufficient resin supply.

In recent years, we have implemented cost-reduction initiatives and invested in machinery and equipment to increase efficiency to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs that are fixed in nature. Rising costs in freight, utility, packaging and health costs have negatively impacted our results. Effective June 2, 2014, we are attempting to implement a non-resin price increase in most of our product lines to partially offset these cost factors.

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

Results of Operations—Second Quarter of Fiscal 2014 Compared to Second Quarter of Fiscal 2013

The following table presents unaudited selected financial data for the three months ended April 30, 2014 and 2013 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	April 30, 2014		April 30, 2013
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$294,942	$1.25	$285,574	$1.19	3.3%	$9,368
Gross profit	29,992	0.13	37,213	0.15	(19.4)%	(7,221)
Operating expenses:
Delivery	12,451	0.05	13,636	0.06	(8.7)%	(1,185)
Selling	9,130	0.04	9,615	0.04	(5.0)%	(485)
General and administrative	6,484	0.03	8,114	0.03	(20.1)%	(1,630)

Total operating expenses	$28,065	$0.12	$31,365	$0.13	(10.5)%	$(3,300)

Pounds sold		235,997 lbs.		240,910 lbs.

Net Sales

The increase in net sales for the three months ended April 30, 2014 was the result of a 6% increase in average selling prices, primarily attributable to the partial pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $17.2 million, partially offset by a 2% decrease in sales volume negatively affecting net sales by $6.2 million. The volume decrease was primarily attributed to soft customer demand in most of our product lines. The second quarter of 2014 also included a $1.6 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $4.7 million increase in the LIFO reserve during the second quarter of fiscal 2014 versus a $10.0 million increase in the LIFO reserve during the second quarter of fiscal 2013, representing a decrease of $5.3 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter, gross profit decreased $12.5 million primarily resulting from our inability to completely pass through the entirety of increased resin costs on a timely basis to our customers, decreased volumes sold and higher manufacturing costs, primarily electricity, insurance and employee benefits.

Operating Expenses

Operating expenses decreased $3.3 million during the second quarter of fiscal 2014 versus the second quarter of fiscal 2013 primarily due to a $1.8 million decrease in share-based compensation costs associated with our stock options and performance units, a decrease in delivery expenses due to lower volume sold ($0.5 million) and a decrease of $0.6 million related to salaries and severance associated with the Webster Industries acquisition.

Interest Expense

Interest expense for the three months ended April 30, 2014 increased $0.1 million as compared to the prior year period resulting primarily from higher average borrowings on our credit facility during the quarter.

Income Tax Provision

The benefit for income taxes for the three months ended April 30, 2014 was $0.3 million on a loss before the benefit for income taxes of $3.0 million. The difference between our effective tax rate for the three months ended April 30, 2014 and the U.S. statutory tax rate of 35.0 percent, primarily relates to net permanent differences and foreign taxes paid or accrued during the period on Canadian undistributed earnings, partially offset by the benefit for state taxes in the United States, net of federal.

The benefit for income taxes for the three months ended April 30, 2013 was $29,000 on income before the benefit for income taxes of $1.0 million. The difference between our effective tax rate for the three months ended April 30, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the differential in the U.S. and Canadian statutory rates and benefit for state taxes in the United States, net of federal benefit and net permanent difference relating to our Section 199 manufacturing deduction, partially offset by foreign withholding taxes paid.

Results of Operations—First Six Months of Fiscal 2014 Compared to First Six Months of Fiscal 2013

The following table presents unaudited selected financial data for the six months ended April 30, 2014 and 2013 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	April 30, 2014		April 30, 2013
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$567,459	$1.24	$552,716	$1.17	2.7%	$14,743
Gross profit	54,576	0.12	79,647	0.17	(31.5)%	(25,071)
Operating expenses:
Delivery	24,469	0.05	26,002	0.06	(5.9)%	(1,533)
Selling	17,788	0.04	19,113	0.04	(6.9)%	(1,325)
General and administrative	12,060	0.03	15,003	0.03	(19.6)%	(2,943)

Total operating expenses	$54,317	$0.12	$60,118	$0.13	(9.6)%	$(5,801)

Pounds sold		455,966 lbs.		470,426 lbs.

Net Sales

The increase in net sales for the six months ended April 30, 2014 was the result of a 6.5% increase in average selling prices, primarily attributable to the partial pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $35.7 million, partially offset by a 3% decrease in sales volume negatively affecting net sales by $18.1 million. The volume decrease was primarily attributed to soft customer demand in most of our product lines. The first six months of 2014 also included a $2.9 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $6.6 million increase in the LIFO reserve during the first six months of fiscal 2014 versus a $7.0 million increase in the LIFO reserve during the first six months of fiscal 2013, representing a decrease of $0.4 million year-over-year. Excluding the impact of the LIFO reserve change during the six months and an increase in depreciation expense of $2.2 million, gross profit decreased $23.3 million primarily resulting from our inability to completely pass through the entirety of increased resin costs on a timely basis to our customers, decreased volumes sold and higher manufacturing costs, primarily electricity, insurance and employee benefits.

Operating Expenses

Operating expenses decreased $5.8 million during the first six months of fiscal 2014 versus the first six months of fiscal 2013 primarily due to a $3.2 million decrease in share-based compensation costs associated with our stock options and performance units, a decrease in delivery expenses due to lower volumes sold ($0.9 million) and a decrease of $0.8 million related to salaries and severance associated with the Webster Industries acquisition.

Interest Expense

Interest expense for the first six months ended April 30, 2014 increased $0.3 million as compared to the prior year period resulting primarily from higher average borrowings on our credit facility during the period.

Gain On Bargain Purchase of a Business

Gain on bargain purchase of $1.0 million during the six months ended April 30, 2013 resulted from the fair value of the identifiable assets acquired in the Transco acquisition exceeding the purchase price (see Note 3).

Income Tax Provision

The benefit for income taxes for the six months ended April 30, 2014 was $2.9 million on a loss before the benefit for income taxes of $9.4 million. The difference between our effective tax rate of 31.3 percent for the six months ended April 30, 2014 and the U.S. statutory tax rate of 35.0 percent, primarily relates to net permanent differences and foreign taxes paid or accrued during the period on Canadian undistributed earnings (-8.1%), partially offset by the benefit for state taxes in the United States, net of federal (+4.4%).

The provision for income taxes for the six months ended April 30, 2013 was $3.2 million on income before the provision for income taxes of $11.2 million, which includes the gain on bargain purchase of $1.0 million which is non-taxable. The effective tax rate including the gain on bargain purchase is 28.9 percent. The difference between our effective tax rate of 28.9 percent for the six months ended April 30, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the non-taxable gain on bargain purchase (-3.1%), the differential in the U.S. and Canadian statutory rates (-2.9%) and net permanent difference relating to our Section 199 manufacturing deduction (-2.9%), partially offset by a foreign withholding taxes paid and provision for state taxes in the United States, net of federal benefit (+2.7%).

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

The following is a reconciliation of our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	April YTD Fiscal 2014	April YTD Fiscal 2013
	(in thousands)
Net (loss) income	$(2,724)	$1,060	$(6,451)	$7,970
(Benefit) provision for taxes	(298)	(29)	(2,935)	3,246
Interest expense	4,933	4,832	9,716	9,398
Depreciation and amortization expense	8,151	7,540	15,927	13,541
Increase in LIFO reserve	4,701	10,039	6,575	6,973
Gain on bargain purchase of a business	—	—	—	(1,001)
Other non-operating expense (income)	16	(15)	(71)	(84)
Share-based compensation	46	2,233	(404)	3,502

Adjusted EBITDA	$14,825	$25,660	$22,357	$43,545

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

We continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of April 30, 2014, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $280.4 million, compared with $228.9 million at the end of fiscal 2013. In addition to funding our working capital needs and capital expenditures, during March and April 2014, we repurchased shares of common stock totaling approximately $20.0 million. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $85.4 million at April 30, 2014.

Our working capital amounted to $130.7 million at April 30, 2014 compared to $118.6 million at October 31, 2013. We used the LIFO method for determining the cost of approximately 85% of our total inventories at April 30, 2014. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $178.3 million and $159.7 million at April 30, 2014 and October 31, 2013, respectively. During the six months ended April 30, 2014, the LIFO reserve increased $6.6 million to $47.6 million primarily as a result of increased resin costs and an increase in finished goods inventory. Despite the possible negative effects on our results of operations and our financial position (an increase to cost of sales of $6.6 million for the six months ended April 30, 2014 and a reduction of inventory of $47.6 million at April 30, 2014), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the six months ended April 30, 2014 and 2013:

	For the Six Months Ended April 30,
	2014	2013
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(13,278)	$2,581
Investing activities	(14,681)	(25,867)
Financing activities	19,289	22,186
Effect of exchange rate changes on cash	(578)	(93)

Decrease in cash and cash equivalents	$(9,248)	$(1,193)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $4.1 million at April 30, 2014, as compared to $13.3 million at October 31, 2013. Cash used in operating activities during the six months ended April 30, 2014 was $13.3 million, which includes a net loss of $6.5 million adjusted for non-cash items totaling $19.0 million primarily related to depreciation and amortization of $15.9 million and an increase in LIFO reserve of $6.6 million. Cash used in operating activities also includes a $13.3 million increase in inventories, excluding the non-cash effects of LIFO, due primarily to higher resin costs and an $8.3 million decrease in accrued expenses, primarily as a result of bonus payments accrued at October 31, 2013 and paid during the first quarter of fiscal 2014 and timing of rebate payments to customers.

Investing Activities

Net cash used in investing activities during the six months ended April 30, 2014 was $14.7 million, resulting from capital expenditures during the period primarily in our food bag, retail canliner and custom product lines.

Financing Activities

Net cash provided by financing activities during the six months ended April 30, 2014 was $19.3 million, resulting primarily from $41.5 million in borrowings under our credit facility, partially offset by $20.0 million used in repurchases of our common stock.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at April 30, 2014 and October 31, 2013 under the credit facility was $80.8 million and $123.3 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at April 30, 2014 and October 31, 2013. Availability under the Canadian credit facility at April 30, 2014 and October 31, 2013 was $5.0 million Canadian dollars (US$4.6 million and US$4.8 million, respectively).

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of April 30, 2014 are as follows:

	For the Years Ending October 31,
	Borrowings (1)	Interest on Fixed Rate Borrowings (2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2014	$104	$8,330	$1,671	$3,928	$14,033
2015	214	16,653	2,812	6,395	26,074
2016	222	16,644	2,429	4,463	23,758
2017	67,332	16,634	2,429	3,079	89,474
2018	242	16,625	2,430	1,467	20,764
Thereafter	203,157	8,776	2,794	869	215,596

Total	$271,271	$83,662	$14,565	$20,201	$389,699

(1)	Borrowings include $67.1 million under our credit facility maturing on February 21, 2017, $200.0 million aggregate principal amount of 2019 Notes, a $3.2 million ten-year mortgage note due July 2022 related to the purchase of the Company’s corporate headquarters, and $1.0 million of a Pennsylvania Industrial loan. See Note 5 of the consolidated financial statements for further discussion of our borrowings.
(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $20.0 million of capital expenditures during the remainder of fiscal 2014. The capital expenditures will primarily focus on our food bag, retail canliner and custom product lines.

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

There were no material changes to our critical accounting policies during the six months ended April 30, 2014.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2014, the carrying value of our total debt was $284.5 million of which $217.4 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of April 30, 2014, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $213.0 million. As of April 30, 2014, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $17.4 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

In order to manage the exposure to interest rate risks inherent in variable rate debt, as is the case in the mortgage note, we entered into a floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the then outstanding principal balance on the mortgage note. The interest rate swap fixed the interest rate at 3.52% per year and matures on July 25, 2022. The notional amount and fair value at April 30, 2014 of the interest rate swap was $3,162,040 and an asset of $102,148 respectively.

Floating rate debt at April 30, 2014 and October 31, 2013 totaled $67.1 million and $25.6 million, respectively. Based on the average floating rate debt outstanding during the six months ended April 30, 2014 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.2 million for the six months ended April 30, 2014.

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

The (loss) gain on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to approximately $(37,000) and $(5,000) for the three and six months ended April 30, 2014, respectively, and approximately $45,000 and $25,000 for the three and six months ended April 30, 2013, respectively, with a total notional value of $2.7 million and $0.8 million at April 30, 2014 and October 31, 2013, respectively. The fair value of these contracts was immaterial at April 30, 2014. Based on the average forward exchange contracts outstanding during the six months ended April 30, 2014, a one-percent increase or decrease in the foreign exchange rate during the period would have resulted in a change to other, net of approximately $27,000 for the six months ended April 30, 2014.

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

As of April 30, 2014, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the total number of shares of our common stock that we repurchased in each month of the quarter ended April 30, 2014.

Fiscal 2014 period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1-February 28	—	$—	—	$10,000,000
March 1-March 31	21,312	$40.99	21,312	$9,126,423
April 1-April 30	508,000	$37.62	508,000	$15,463	(a)

Total	529,312	$37.76	529,312	$15,463

(a)	On April 8, 2014, our Board authorized a $10.0 million increase to the February 2014 Stock Repurchase Program. Please refer to Note 7 of the Consolidated Financial Statements for further discussion of the program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description

4.1	Amended and Restated Rights Agreement, dated as of March 28, 2014, by and between AEP Industries Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference herein from Exhibit 4.1 to the Company’s 8-K filed on March 28, 2014).

4.2	First Amendment to Amended and Restated Rights Agreement, dated April 16, 2014, by and between AEP Industries Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference herein from Exhibit 4.1 to the Company’s Form 8-K filed on April 21, 2014).

10.1

Agreement with Stockholders, dated April 16, 2014, among AEP Industries Inc., KSA Capital Management, LLC, Daniel D. Khoshaba and KSA Capital Master Fund, Ltd. (incorporated by reference herein from Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2014).

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

AEP Industries Inc.

Dated: June 9, 2014	By:	/S/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: June 9, 2014	By:	/S/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)