Form 10-Q
period 2014-07-31
AEP INDUSTRIES INC
filed 2014-09-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 5, 2014 was 5,080,596.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2014	October 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,598	$13,319
Accounts receivable, less allowance for doubtful accounts of $2,776 and $2,992 in 2014 and 2013, respectively	118,089	112,605
Inventories, net	95,398	97,091
Deferred income taxes	10,351	6,300
Other current assets	7,633	5,389

Total current assets	233,069	234,704

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $371,416 and $348,519 in 2014 and 2013, respectively	219,260	220,314
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $2,282 and $1,894 in 2014 and 2013, respectively	4,130	4,518
OTHER ASSETS	5,060	5,156

Total assets	$468,390	$471,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,822	$3,335
Accounts payable	82,309	80,579
Accrued expenses	32,003	32,144

Total current liabilities	117,134	116,058
LONG-TERM DEBT	261,058	238,931
DEFERRED INCOME TAXES	26,673	25,610
OTHER LONG-TERM LIABILITIES	3,748	5,551

Total liabilities	408,613	386,150

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,215,691 and 11,207,049 shares issued in 2014 and 2013, respectively	112	112
Additional paid-in capital	112,889	112,527
Treasury stock at cost, 6,135,095 and 5,605,783 shares in 2014 and 2013, respectively	(189,810)	(169,826)
Retained earnings	136,848	142,064
Accumulated other comprehensive (loss) income	(262)	536

Total shareholders’ equity	59,777	85,413

Total liabilities and shareholders’ equity	$468,390	$471,563

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2014	2013	2014	2013
NET SALES	$308,846	$291,873	$876,305	$844,589
COST OF SALES	275,634	254,204	788,517	727,273

Gross profit	33,212	37,669	87,788	117,316
OPERATING EXPENSES:
Delivery	13,297	13,308	37,766	39,310
Selling	9,475	10,373	27,263	29,486
General and administrative	5,960	7,278	18,020	22,281

Total operating expenses	28,732	30,959	83,049	91,077
OTHER OPERATING INCOME:
Business interruption insurance recovery	2,050	—	2,050	—

Operating income	6,530	6,710	6,789	26,239
OTHER INCOME (EXPENSE):
Interest expense	(4,945)	(4,567)	(14,661)	(13,965)
Gain on bargain purchase of a business	—	—	—	1,001
Other, net	16	224	87	308

Income (loss) before (provision) benefit for income taxes	1,601	2,367	(7,785)	13,583
(PROVISION) BENEFIT FOR INCOME TAXES	(366)	(579)	2,569	(3,825)

Net income (loss)	$1,235	$1,788	$(5,216)	$9,758

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.24	$0.32	$(0.97)	$1.75

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.24	$0.32	$(0.97)	$1.74

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2014	2013	2014	2013
Net income (loss)	$1,235	$1,788	$(5,216)	$9,758
Other comprehensive income (loss):
Foreign currency translation adjustments	42	(345)	(896)	(470)
Amortization of prior service cost and actuarial net loss, net of tax of $12 and $16 for the three months ended July 31, 2014 and 2013 and $34 and $48 for the nine months ended July 31, 2014 and 2013, respectively	33	43	98	136

Total other comprehensive income (loss)	75	(302)	(798)	(334)

Comprehensive income (loss)	$1,310	$1,486	$(6,014)	$9,424

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,216)	$9,758
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,966	20,884
Gain on bargain purchase of a business	—	(1,001)
Change in LIFO reserve	4,637	5,566
Amortization of debt fees	715	715
Provision for losses on accounts receivable and inventories	186	269
Change in deferred income taxes	(2,941)	1,408
Share-based compensation expense	150	5,301
Excess tax benefit from stock option exercises	—	(1,161)
Other	(67)	118
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,997)	(1,223)
Increase in inventories	(3,082)	(6,517)
Increase in other current assets	(1,122)	(2,192)
Decrease (increase) in other assets	298	(70)
Increase in accounts payable	1,845	12,703
Decrease in accrued expenses	(194)	(6,111)
Increase (decrease) in other long-term liabilities	61	(62)

Net cash provided by operating activities	11,239	38,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,430)	(38,745)
Net proceeds from dispositions of property, plant and equipment	345	225

Net cash used in investing activities	(21,085)	(38,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) from credit facility	21,700	(2,760)
Repurchases of common stock	(19,984)	—
Proceeds from capital lease obligations	658	4,134
Repayments of Pennsylvania Industrial Loans	(68)	(113)
Principal payments on capital lease obligations	(2,263)	(2,073)
Principal payments on mortgage loan note	(92)	(89)
Proceeds from exercise of stock options	—	572
Excess tax benefit from stock option exercises	—	1,161
Payments of withholding taxes on performance units	(1,235)	(1,275)

Net cash used in financing activities	(1,284)	(443)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(591)	(259)

Net decrease in cash	(11,721)	(837)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,319	2,807

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,598	$1,970

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Equipment financed through capital lease obligation	$1,679	$1,107

Cash paid during the period for interest	$9,762	$9,325

Cash paid during the period for income taxes	$1,674	$2,903

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2014, the consolidated results of operations and consolidated comprehensive income (loss) for the three and nine months ended July 31, 2014 and 2013, and the consolidated cash flows for the nine months ended July 31, 2014 and 2013, respectively, have been made. The consolidated results of operations for the three and nine months ended July 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company evaluates all subsequent events prior to filing and has implemented all new accounting pronouncements that are in effect and that may materially impact its financial statements.

New Accounting Pronouncements Not Yet Effective

Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on the its financial position, results of operations or cash flows.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12 (ASU 2014-12), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is the Company’s first quarter of fiscal year 2017. Early adoption is permitted.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2018. Early application is not permitted. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company’s first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of July 31, 2014, there have been no disposals or classifications as held for sale by the Company that would be subject to ASU 2014-08.

(2) EARNINGS PER SHARE

Basic (loss) earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2014	2013	2014	2013
Weighted average common shares outstanding:
Basic	5,080,596	5,598,309	5,404,865	5,564,334
Effect of dilutive securities:
Options to purchase shares of common stock	6,067	38,240	—	34,020

Diluted	5,086,663	5,636,549	5,404,865	5,598,354

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS PER SHARE (Continued)

For each of the three month and nine month periods ended July 31, 2014 and 2013, the Company had 10,000 and zero stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods. For the nine months ended July 31, 2014, the Company had 14,328 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

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

During the fiscal year 2013 relocation of equipment purchased from Transco to the Company’s Bowling Green, Kentucky facility, a print press was damaged in transit. The damages sustained resulted in a delay in the start-up of the machinery and the Company’s inability to supply certain customers. The Company filed a business interruption claim related to the lost margins from this incident. During the third quarter of fiscal 2014, the Company collected $2,050,000 in business interruption insurance recoveries, which is recorded as a component of operating income in the consolidated statement of operations for the three and nine months ended July 31, 2014. The insurance award was net of a $500,000 deductible. The Company is pursuing recovery of the deductible.

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

Inventories are comprised of the following:

	July 31, 2014	October 31, 2013
	(in thousands)
Raw materials	$53,596	$48,467
Finished goods	82,293	83,363
Supplies	5,207	6,322

	141,096	138,152
Less: LIFO reserve	(45,698)	(41,061)

Inventories, net	$95,398	$97,091

The LIFO method was used for determining the cost of approximately 85% of total inventories at July 31, 2014 and October 31, 2013. Since the actual valuation of inventory under the LIFO method can only be made at the end of the fiscal year based on inventory levels and costs at that time, the interim LIFO calculations are based on management’s best estimate of expected fiscal year-end inventory levels and costs. Due to the volatility of resin pricing, the Company consistently uses current pricing as its estimate of fiscal year-end costs. Therefore, interim LIFO calculations are subject to the final fiscal year-end LIFO inventory valuation. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT

A summary of the components of debt is as follows:

	July 31, 2014	October 31, 2013
	(in thousands)
Credit facility (a)	$47,300	$25,600
8.25% senior notes due 2019 (b)	200,000	200,000
Pennsylvania industrial loan (c)	988	1,056
Mortgage loan note (d)	3,131	3,223
Capital leases (e)	12,461	12,387
Foreign bank borrowings (f)	—	—

Total debt	263,880	242,266
Less: current portion	2,822	3,335

Long-term debt	$261,058	$238,931

(a)	Credit Facility

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

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had weighted average borrowings under the credit facility of $68.8 million and $27.9 million, with a weighted average interest rate of 2.3% and 2.9% during the three months ended July 31, 2014 and 2013, respectively. The Company had weighted average borrowings under the credit facility of $52.8 million and $24.0 million, with a weighted average interest rate of 2.7% and 3.0% during the nine months ended July 31, 2014 and 2013, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at July 31, 2014 and October 31, 2013 supported a borrowing base of $150.0 million. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $2.1 million and $1.1 million at July 31, 2014 and October 31, 2013, respectively. Availability at July 31, 2014 and October 31, 2013 under the credit facility was $100.6 million and $123.3 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $54.7 million to $137.8 million during the nine months ended July 31, 2014 and from $95.7 million to $150.0 million during the nine months ended July 31, 2013.

During fiscal 2012, the Company capitalized $1.3 million of fees related to the credit facility. These fees, along with the unamortized fees of $0.4 million related to the prior credit facility, are being amortized on a straight line basis over 60 months, the term of the credit facility.

The Company was in compliance with the financial covenants at July 31, 2014 and October 31, 2013.

(b)	8.25% Senior Notes due 2019

The Company has $200 million aggregate principal amount of 8.25% senior notes due 2019 (the “2019 notes”).

The 2019 notes mature on April 15, 2019, and the indenture governing the 2019 notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at July 31, 2014 and October 31, 2013.

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

The Company has an amortizing fixed rate term loan in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility, due November 1, 2023, with an interest rate of 4.75%. This financing arrangement is secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $10.6 million at July 31, 2014.

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
2014	$824
2015	2,812
2016	2,429
2017	2,429
2018	2,430
Thereafter	2,794

Total minimum lease payments	13,718
Less: Amounts representing interest	1,257

Present value of minimum lease payments	12,461
Less: Current portion of obligations under capital leases	2,610

Long-term portion of obligations under capital leases	$9,851

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

(f)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at July 31, 2014 and October 31, 2013. Availability under the Canadian credit facility at July 31, 2014 and October 31, 2013 was $5.0 million in Canadian dollars or US$4.6 million and US$4.8 million, respectively.

Principal payments required on all debt outstanding during each of the next five fiscal years are as follows:

	(in thousands)
	Debt	Capital leases	Total
2014	$52	$707	$759
2015	214	2,422	2,636
2016	222	2,123	2,345
2017	47,532	2,202	49,734
2018	242	2,284	2,526
Thereafter	203,157	2,723	205,880

	$251,419	$12,461	$263,880

(6) ACCRUED EXPENSES

At July 31, 2014 and October 31, 2013, accrued expenses consist of the following:

	July 31, 2014	October 31, 2013
	(in thousands)
Payroll and employee related	$7,793	$10,072
Customer rebates	8,194	7,733
Interest	4,946	762
Accrual for performance units	1,521	4,037
Other (A)	9,549	9,540

Accrued expenses	$32,003	$32,144

(A)	No individual item exceeded 5% of current liabilities.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan which provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation expense (income) related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Cost of sales	$104	$251	$(36)	$826
Selling expense	103	284	(41)	905
General and administrative expense	347	1,264	227	3,570

Total	$554	$1,799	$150	$5,301

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

As a result of shareholder approval of the 2013 Plan, all awards of stock and stock unit awards subsequent to April 9, 2013 have been granted under the 2013 Plan and no new awards have been made after such date under the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expired in October 2013 except as to awards previously granted prior to that date. At July 31, 2014, 309,831 shares were available to be issued under the 2013 Plan.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

There were no options granted during the nine months ended July 31, 2014 or 2013.

The following table summarizes the Company’s stock option plan as of July 31, 2014, and changes during the nine months ended July 31, 2014:

	2005 Option Plan	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2013 (50,846 options exercisable)	72,446	$29.62	$17.07-42.60	4.5	$2,159
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Expired	—	—	—

Options outstanding at July 31, 2014	72,446	$29.62	$17.07-42.60	4.0	$825

Vested and expected to vest at July 31, 2014	72,446	$29.62		4.0	$825

Exercisable at July 31, 2014	61,646	$29.36		3.4	$721

The table below presents information related to stock option activity for the three and nine months ended July 31, 2014 and 2013:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Total intrinsic value of stock options exercised	$—	$246	$—	$4,158
Total fair value of stock options vested	$—	$—	$155	$210

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and nine months ended July 31, 2014 was approximately $20,000 and $76,000, respectively and approximately $30,000 and $103,000 for the three and nine months ended July 31, 2013, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2014 and 2013, respectively. For the three and nine months ended July 31, 2014, there were no excess tax benefits recognized resulting from share-based compensation awards, respectively, which reduced taxes otherwise payable. For the three and nine months ended July 31, 2013, there were zero and $1.2 million in excess tax benefits recognized resulting from share-based compensation awards, respectively, which reduced taxes otherwise payable. For fiscal 2012, there was $1.3 million in excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable, and is included in additional paid in capital at July 31, 2014 and October 31, 2013, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

As of July 31, 2014, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at July 31, 2014 and changes during the nine months ended July 31, 2014 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2013	21,600	$14.86
Granted	—	—
Vested	(10,800)	$14.36
Forfeited	—	—

Non-vested at July 31, 2014	10,800	$15.36

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

Total share-based compensation expense (income) related to the Units was approximately $465,000 and $(155,000) for the three and nine months ended July 31, 2014, respectively, and $1.7 million and $5.1 million for

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

the three and nine months ended July 31, 2013, respectively. At July 31, 2014 and October 31, 2013, there was $1.5 million and $4.0 million in accrued expenses, respectively, and $1.9 million and $3.4 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of July 31, 2014, and changes during the nine months ended July 31, 2014:

	2005 Option Plan	2013 Option Plan		Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2013	204,161	—		204,161	$0.00	1.5	$12,134
Units granted	—	52,896		52,896	$0.00
Units exercised	(73,450)	—		(73,450)	$0.00		$3,882
Units forfeited or cancelled	(1,200)	—		(1,200)

Units outstanding at July 31, 2014	129,511	52,896		182,407	$0.00	1.8	$7,433

Vested and expected to vest at July 31, 2014	127,111	—	(A)	127,111	$0.00	1.5	$5,180

(A)	The Company believes that it is more likely than not that the 52,896 Units granted in 2014 will be forfeited in their entirety as the Company is not expected to achieve at least 80% of the Adjusted EBITDA performance goal in such fiscal year.

During the nine months ended July 31, 2014, the Company paid $2.4 million in cash and issued 1,067 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the nine months of fiscal 2014. During the nine months ended July 31, 2013, the Company paid $2.5 million in cash and issued 757 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the nine months of fiscal 2013.

Restricted Stock

In accordance with the revised non-employee director compensation program beginning in fiscal 2013, each non-employee director receives an annual restricted stock award with a grant date fair value of $55,000 under the 2013 Plan (4,698 shares and 7,575 shares granted, in aggregate, on April 12, 2013 and April 8, 2014, respectively). During the one-year restricted period, the restricted stock entitles the participant to all of the rights of a shareholder, including the right to vote the shares and the right to receive any dividends thereon. Prior to the end of the restricted period, restricted stock generally may not be sold, assigned, pledged, or otherwise disposed of or hypothecated by participants.

The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation associated with the restricted stock on a straight-line basis over the term which is one year. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and nine months ended July 31, 2014 was approximately $69,000 and $229,000, respectively. Total share-

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SHAREHOLDERS’ EQUITY (Continued)

based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and nine months ended July 31, 2013 was approximately $83,000 and $110,000, respectively. As of July 31, 2014, there was $0.2 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over eight months.

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

On March 28, 2014, the Company adopted an amended and restated stockholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $330.00 per share, as adjusted (a “Right”), upon certain trigger events. The Rights Plan amends and restates in its entirety that certain rights plan dated as of March 31, 2011. The Company’s Board declared a dividend of one Right per each share of common stock of the Company outstanding as of April 11, 2011. Rights are also issued in respect of all shares of common stock issued by the Company thereafter, prior to the distribution date or expiration date (each as defined in the Rights Plan), or in accordance with other specified events set forth in the Rights Plan. Each 1/1,000th of a share of Series A Junior Participating Preferred Stock has terms that are substantially the economic and voting equivalent of one share of the Company’s common stock. However, until a Right is exercised or exchanged in accordance with the provisions of the Rights Plan, the holder thereof will have no rights as a shareholder of the Company. The Rights Plan has a three-year term ending March 31, 2017 and the Board may terminate the Rights Plan at any time (subject to the redemption of the Rights for a nominal value). The Rights may cause substantial dilution to a person or group (together with all affiliates and associates of such person or group and any person or group of persons acting in concert therewith) that acquires beneficial ownership of 10% or more of the Company’s stock on terms not approved by the Board or takes other specified actions.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$287,252	$21,594	$308,846
Intercompany sales	11,412	—	11,412
Gross profit	28,989	4,223	33,212
Operating income	4,410	2,120	6,530

	For the Three Months Ended July 31, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$273,745	$18,128	$291,873
Intercompany sales	8,863	—	8,863
Gross profit	33,945	3,724	37,669
Operating income	5,081	1,629	6,710

	For the Nine Months Ended July 31, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$818,720	$57,585	$876,305
Intercompany sales	33,477	—	33,477
Gross profit	78,159	9,629	87,788
Operating income	3,075	3,714	6,789

	For the Nine Months Ended July 31, 2013
	United States	Canada	Total
	(in thousands)
Sales—external customers	$789,955	$54,634	$844,589
Intercompany sales	27,110	—	27,110
Gross profit	105,052	12,264	117,316
Operating income	20,311	5,928	26,239

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Custom films	$97,716	$84,468	$273,482	$249,521
Stretch (pallet) wrap	93,072	88,916	263,476	255,671
Food contact	45,664	48,218	135,779	137,487
Canliners	32,415	33,392	92,341	93,256
PROformance® films	19,625	18,203	52,550	53,477
Printed and converted films	8,215	8,189	19,502	20,579
Other products and specialty films	12,139	10,487	39,175	34,598

Total	$308,846	$291,873	$876,305	$844,589

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

The carrying value and fair value of the Company’s fixed rate debt at July 31, 2014 and October 31, 2013 are as follows:

	July 31, 2014		October 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$211,250	$200,000	$216,626
Mortgage loan note (a)	3,131	3,131	3,223	3,223
Pennsylvania industrial loans	988	988	1,056	1,056
Capital leases	12,461	12,461	12,387	12,387

Total	$216,580	$227,830	$216,666	$233,292

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

As of July 31, 2014, the notional amount and the fair value of the interest rate swap were $3,131,256, and an asset of $94,940, respectively. As of October 31, 2013, the notional amount and the fair value of the interest rate swap were $3,222,790, and an asset of $94,519, respectively. The Company recorded a $7,208 loss and a $421 gain on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the three and nine months ended July 31, 2014, respectively. The Company recorded a gain of $187,564 and $198,410 on the mark-to-market on the interest rate swap in interest expense in the consolidated statement of operations for the three and nine months ended July 31, 2013, respectively.

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

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene (“PE”) and polyvinyl chloride (“PVC”) resins, which total approximately 92% and 7%, respectively, of our total plastic resin purchases by volume. In recent years, the market for resins has been extremely volatile. Average PE resin costs during the three and nine months ended July 31, 2014 were 11% or $0.08 per pound higher and 14% or $0.10 per pound higher, respectively, than the average PE resin costs during the three and nine months periods ended July 31, 2013. Additionally, we have been experiencing volatility in PVC resin costs. Following an increase of $0.03 per pound in each month of the three months ended April 30, 2014 ($0.09 in total), PVC resin cost decreased $0.015 per pound during the quarter ended July 31, 2014.

The steady increases in PE resin costs in recent periods are due to tighter supplier inventory levels in North America. Currently, unplanned outages at several of the North American PE suppliers are expected to cause further tightness in supply resulting in anticipated price increases in PE resin through the remainder of the fiscal year. We believe both PE and PVC resin pricing will remain volatile throughout the remainder of fiscal 2014. Long range, the industry is forecasting approximately 10 billion pounds of new PE resin capacity in North America by 2018. We believe that this new capacity will result in reduced PE resin costs, although the timing and magnitude of the impact is uncertain.

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

In recent years, we have implemented cost-reduction initiatives and invested in machinery and equipment to increase efficiency to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs that are fixed in nature. Rising costs in freight, utility, packaging and health costs have negatively impacted our results. To partially offset these cost factors, we attempted in June 2014 to implement a non-resin price increase in most of our product lines. Due to resistance from our customers, we were unable to implement this non-resin price increase.

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

Results of Operations—Third Quarter of Fiscal 2014 Compared to Third Quarter of Fiscal 2013

The following table presents unaudited selected financial data for the three months ended July 31, 2014 and 2013 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2014		July 31, 2013
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$308,846	$1.28	$291,873	$1.22	5.8%	$16,973
Gross profit	33,212	0.14	37,669	0.16	(11.8)%	(4,457)
Operating expenses:
Delivery	13,297	0.06	13,308	0.06	(0.1)%	(11)
Selling	9,475	0.04	10,373	0.04	(8.7)%	(898)
General and administrative	5,960	0.02	7,278	0.03	(18.1)%	(1,318)

Total operating expenses	$28,732	$0.12	$30,959	$0.13	(7.2)%	$(2,227)

Pounds sold		241,881 lbs.		240,050 lbs.

Net Sales

The increase in net sales for the three months ended July 31, 2014 was the result of a 5% increase in average selling prices, primarily attributable to the partial pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $15.8 million and a 1% increase in sales volume positively affecting net sales by $2.3 million. The third quarter of 2014 also included a $1.1 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $1.9 million decrease in the LIFO reserve during the third quarter of fiscal 2014 versus a $1.4 million decrease in the LIFO reserve during the third quarter of fiscal 2013, representing a decrease of $0.5 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter and an increase in depreciation expense of $0.6 million, gross profit decreased $4.4 million primarily resulting from our inability to completely pass through the entirety of increased resin costs on a timely basis to our customers and higher manufacturing costs, primarily electricity, insurance and employee benefits, partially offset by increased volumes sold.

Operating Expenses

Operating expenses decreased $2.2 million during the third quarter of fiscal 2014 versus the third quarter of fiscal 2013 primarily due to a $1.1 million decrease in share-based compensation costs associated with our stock options and performance units, a decrease of $0.3 million related to severance paid in fiscal 2013 associated with the Webster Industries acquisition, and a decrease of $0.2 million in provisions related to employee cash performance incentives.

Business Interruption Insurance Recovery

During the fiscal year 2013 relocation of equipment purchased from Transco to our Bowling Green, Kentucky facility, a print press was damaged in transit. The damages sustained resulted in a delay in the start-up of the machinery and our inability to supply certain customers. We filed a business interruption claim related to the lost margins from this incident. During the third quarter of 2014, we collected $2,050,000 in business interruption recoveries, which is recorded as a component of operating income in the consolidated statement of operations for the three months ended July 31, 2014.

Interest Expense

Interest expense for the three months ended July 31, 2014 increased $0.4 million as compared to the prior year period resulting primarily from higher average borrowings on our credit facility during the quarter increasing interest expense by $0.2 million and a $0.2 million decrease in unrealized gains on our interest rate swap as compared to the prior year period.

Income Tax Provision

The provision for income taxes for the three months ended July 31, 2014 was $0.4 million on income before the provision for income taxes of $1.6 million. The difference between our effective tax rate of 22.9 percent for the three months ended July 31, 2014 and the U.S. statutory tax rate of 35.0 percent, primarily relates to a true-up of prior year estimates in the United States and the differential in the U.S. and Canadian statutory rates, partially offset by the provision for state taxes in the United States, net of federal benefit.

The provision for income taxes for the three months ended July 31, 2013 was $0.6 million on income before the provision for income taxes of $2.4 million. The difference between our effective tax rate of 24.5 percent for the three months ended July 31, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the differential in the U.S. and Canadian statutory rates and a true-up of prior year estimates in the United States, partially offset by a provision for state taxes in the United States, net of federal benefit.

Results of Operations—Nine Months of Fiscal 2014 Compared to Nine Months of Fiscal 2013

The following table presents unaudited selected financial data for the nine months ended July 31, 2014 and 2013 (dollars per lb. sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2014		July 31, 2013
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$876,305	$1.26	$844,589	$1.19	3.8%	$31,716
Gross profit	87,788	0.13	117,316	0.17	(25.2)%	(29,528)
Operating expenses:
Delivery	37,766	0.05	39,310	0.06	(3.9)%	(1,544)
Selling	27,263	0.04	29,486	0.04	(7.5)%	(2,223)
General and administrative	18,020	0.03	22,281	0.03	(19.1)%	(4,261)

Total operating expenses	$83,049	$0.12	$91,077	$0.13	(8.8)%	$(8,028)

Pounds sold		697,847 lbs.		710,476 lbs.

Net Sales

The increase in net sales for the nine months ended July 31, 2014 was the result of a 6% increase in average selling prices, primarily attributable to the partial pass-through of higher resin costs to customers during the comparable periods, positively affecting net sales by $51.7 million, partially offset by a 2% decrease in sales volume negatively affecting net sales by $15.9 million. The volume decrease was primarily attributed to soft customer demand in certain of our product lines. The nine months of 2014 also included a $4.1 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $4.6 million increase in the LIFO reserve during the nine months of fiscal 2014 versus a $5.5 million increase in the LIFO reserve during the nine months of fiscal 2013, representing a decrease of $0.9 million year-over-year. Excluding the impact of the LIFO reserve change during the nine months and an increase in depreciation expense of $2.8 million, gross profit decreased $27.6 million primarily resulting from our inability to completely pass through the entirety of increased resin costs on a timely basis to our customers, decreased volumes sold and higher manufacturing costs, primarily electricity, insurance and employee benefits.

Operating Expenses

Operating expenses decreased $8.0 million during the nine months of fiscal 2014 versus the nine months of fiscal 2013 primarily due to a $4.3 million decrease in share-based compensation costs associated with our stock options and performance units, a decrease in delivery expenses due primarily to lower volumes sold ($1.1 million), a decrease of $1.2 million related to salaries and severance associated with the Webster Industries acquisition, and a decrease of $0.2 million in provisions related to employee cash performance incentives.

Business Interruption Insurance Recovery

During the fiscal year 2013 relocation of equipment purchased from Transco to our Bowling Green, Kentucky facility, a print press was damaged in transit. The damages sustained resulted in a delay in the start-up of the machinery and our inability to supply certain customers. We filed a business interruption claim related to the lost margins from this incident. During the third quarter of 2014, we collected $2,050,000 in business interruption recoveries, which is recorded as a component of operating income in the consolidated statement of operations for the nine months ended July 31, 2014.

Interest Expense

Interest expense for the nine months ended July 31, 2014 increased $0.7 million as compared to the prior year period resulting primarily from higher average borrowings on our credit facility during the period increasing interest expense by $0.5 million and a $0.2 million decrease in unrealized gains on our interest rate swap as compared to the prior year period.

Gain On Bargain Purchase of a Business

Gain on bargain purchase of $1.0 million during the nine months ended July 31, 2013 resulted from the fair value of the identifiable assets acquired in the Transco acquisition exceeding the purchase price (see Note 3).

Income Tax Provision

The benefit for income taxes for the nine months ended July 31, 2014 was $2.6 million on a loss before the benefit for income taxes of $7.8 million. The difference between our effective tax rate of 33.0 percent for the nine months ended July 31, 2014 and the U.S. statutory tax rate of 35.0 percent, primarily relates to net permanent differences and foreign taxes paid or accrued during the period on Canadian undistributed earnings, partially offset by a true-up of prior year estimates in the United States, the differential in the U.S. and Canadian statutory rates, and by the benefit for state taxes in the United States, net of federal.

The provision for income taxes for the nine months ended July 31, 2013 was $3.8 million on income before the provision for income taxes of $13.6 million, which includes the gain on bargain purchase of $1.0 million which is non-taxable. The effective tax rate including the gain on bargain purchase is 28.2 percent. The difference between our effective tax rate of 28.2 percent for the nine months ended July 31, 2013 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the non-taxable gain on bargain purchase, the differential in the U.S. and Canadian statutory rates and net permanent difference relating to our Section 199 manufacturing deduction, partially offset by a provision for state taxes in the United States, net of federal benefit.

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	July YTD Fiscal 2014	July YTD Fiscal 2013
	(in thousands)
Net income (loss)	$1,235	$1,788	$(5,216)	$9,758
Provision (benefit) for taxes	366	579	(2,569)	3,825
Interest expense	4,945	4,567	14,661	13,965
Depreciation and amortization expense	8,039	7,343	23,966	20,884
(Decrease) increase in LIFO reserve	(1,938)	(1,407)	4,637	5,566
Gain on bargain purchase of a business	—	—	—	(1,001)
Other non-operating income	(16)	(224)	(87)	(308)
Share-based compensation	554	1,799	150	5,301

Adjusted EBITDA	$13,185	$14,445	$35,542	$57,990

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

We continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of July 31, 2014, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $262.3 million, compared with $228.9 million at the end of fiscal 2013. In addition to funding our working capital needs and capital expenditures, during March and April 2014, we repurchased shares of common stock totaling approximately $20.0 million. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $105.2 million at July 31, 2014.

Our working capital amounted to $115.9 million at July 31, 2014 compared to $118.6 million at October 31, 2013. We used the LIFO method for determining the cost of approximately 85% of our total inventories at July 31, 2014. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $161.6 million and $159.7 million at July 31, 2014 and October 31, 2013, respectively. During the nine months ended July 31, 2014, the LIFO reserve increased $4.6 million to $45.7 million primarily as a result of increased resin costs. Despite the possible negative effects on our results of operations and our financial position (an increase to cost of sales of $4.6 million for the nine months ended July 31, 2014 and a reduction of inventory of $45.7 million at July 31, 2014), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the nine months ended July 31, 2014 and 2013:

	For the Nine Months Ended July 31,
	2014	2013
	(in thousands)
Total cash provided by (used in):
Operating activities	$11,239	$38,385
Investing activities	(21,085)	(38,520)
Financing activities	(1,284)	(443)
Effect of exchange rate changes on cash	(591)	(259)

Decrease in cash and cash equivalents	$(11,721)	$(837)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $1.6 million at July 31, 2014, as compared to $13.3 million at October 31, 2013. Cash provided by operating activities during the nine months ended July 31, 2014 was $11.2 million, which includes a net loss of $5.2 million adjusted for non-cash items totaling $26.6 million primarily related to depreciation and amortization of $24.0 million and an increase in LIFO reserve of $4.6 million. Cash used in operating activities includes an $8.0 million increase in accounts receivable reflecting higher net sales in the third quarter of fiscal 2014 versus the fourth quarter of 2013 and a $3.1 million increase in inventories, excluding the non-cash effects of LIFO, due primarily to higher resin costs.

Investing Activities

Net cash used in investing activities during the nine months ended July 31, 2014 was $21.1 million, resulting primarily from capital expenditures during the period mainly in our food bag, retail canliner and custom product lines.

Financing Activities

Net cash used in financing activities during the nine months ended July 31, 2014 was $1.3 million, resulting primarily from $20.0 million in repurchases of our common stock partially offset by $21.7 million in borrowings under our credit facility.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at July 31, 2014 and October 31, 2013 under the credit facility was $100.6 million and $123.3 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at July 31, 2014 and October 31, 2013. Availability under the Canadian credit facility at July 31, 2014 and October 31, 2013 was $5.0 million Canadian dollars (US$4.6 million and US$4.8 million, respectively).

Please refer to Note 5 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of July 31, 2014 are as follows:

	For the Years Ending October 31,
	Borrowings (1)	Interest on Fixed Rate Borrowings (2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2014	$52	$8,290	$824	$1,981	$11,147
2015	214	16,653	2,812	7,161	26,840
2016	222	16,644	2,429	4,515	23,810
2017	47,532	16,634	2,429	3,123	69,718
2018	242	16,625	2,430	1,475	20,772
Thereafter	203,157	8,776	2,794	878	215,605

Total	$251,419	$83,622	$13,718	$19,133	$367,892

(1)	Borrowings include $47.3 million under our credit facility maturing on February 21, 2017, $200.0 million aggregate principal amount of 2019 Notes, a $3.1 million ten-year mortgage note due July 2022 related to the purchase of the Company’s corporate headquarters, and $1.0 million of a Pennsylvania Industrial loan. See Note 5 of the consolidated financial statements for further discussion of our borrowings.
(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We have revised our capital expenditures forecast for fiscal 2014 downward to $28 million. We expect to incur approximately $7 million of capital expenditures during the remainder of fiscal 2014. The capital expenditures during the fiscal year and for the remainder of the fiscal year are focused on our food bag, retail canliner and custom product lines.

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

There were no material changes to our critical accounting policies during the nine months ended July 31, 2014.

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position, results of operations or cash flows.

Please refer to Note 1 of the consolidated financial statements for further discussion of new accounting pronouncements not yet effective.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2014, the carrying value of our total debt was $263.9 million of which $216.6 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of July 31, 2014, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $211.2 million. As of July 31, 2014, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $16.6 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

In order to manage the exposure to interest rate risks inherent in variable rate debt, as is the case in the mortgage note, we entered into a floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the then outstanding principal balance on the mortgage note. The interest rate swap fixed the interest rate at 3.52% per year and matures on July 25, 2022. The notional amount and fair value at July 31, 2014 of the interest rate swap was $3,131,256 and an asset of $94,940 respectively.

Floating rate debt at July 31, 2014 and October 31, 2013 totaled $47.3 million and $25.6 million, respectively. Based on the average floating rate debt outstanding during the nine months ended July 31, 2014 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.4 million for the nine months ended July 31, 2014.

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

The gain (loss) on the fair value for these foreign exchange forward contracts is recognized in other, net in the consolidated statement of operations and amounted to approximately $14,000 and $9,000 for the three and nine months ended July 31, 2014, respectively, and approximately $(51,000) and $(26,000) for the three and nine months ended July 31, 2013, respectively, with a total notional value of $3.8 million and $0.8 million at July 31, 2014 and October 31, 2013, respectively. The fair value of these contracts was immaterial at July 31, 2014. Based on the average forward exchange contracts outstanding during the nine months ended July 31, 2014, a one-percent increase or decrease in the foreign exchange rate during the period would have resulted in a change to other, net of approximately $17,000 for the nine months ended July 31, 2014.

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

As of July 31, 2014, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AEP Industries Inc.

Dated: September 9, 2014	By:	/S/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: September 9, 2014	By:	/S/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)