Form 10-K
period 2014-10-31
AEP INDUSTRIES INC
filed 2015-01-14
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 30, 2014 was $141,142,611, based upon the closing price of $35.62 as reported by the Nasdaq Global Select Market on such date. Shares of common stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 8, 2015 was 5,080,596.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2015 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain or increase sales and profits of our operations (including our attempt to drive future costs out of our business), and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the timing and completion, in part or full, of the significant capacity increase by North American resin producers in future years and its impact on future resin pricing; the ability to pass raw material price increases to customers in full or in a timely fashion; the ability to implement non-resin price increases with customers; the availability of raw materials; competition in existing and future markets; disruptions in the global economic and financial market environment; limited contractual relationships with customers; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

AEP Industries Inc., founded in 1970 and incorporated in Delaware in 1985, is a leading manufacturer of flexible plastic packaging films in North America. We manufacture and market an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products, with consumer, industrial and agricultural applications. Our flexible plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries.

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

Information about our operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2014, 2013 and 2012, respectively, is as follows:

	United States	Canada	Total
	(in thousands)
2014
Sales—external customers	$1,117,404	$75,586	$1,192,990
Operating income	5,448	4,413	9,861
Geographical area assets	425,533	21,413	446,946

	United States	Canada	Total
	(in thousands)
2013
Sales—external customers	$1,071,410	$72,442	$1,143,852
Operating income	26,096	7,220	33,316
Geographical area assets	440,089	31,474	471,563

	United States	Canada	Total
	(in thousands)
2012
Sales—external customers	$1,075,672	$76,863	$1,152,535
Operating income	49,585	6,063	55,648
Geographical area assets	411,102	20,341	431,443

Fiscal 2014 Developments

Our sales volume has decreased 1% and 1.5% in fiscal 2014 and 2013, respectively, primarily as a result of the challenging economic conditions in recent years and the unprecedented six price increases totaling $0.23 per pound in polyethylene resin since November 1, 2012. However, we believe in the long-term prospects for our business and trust that the investments in capital expenditures during the past three years and our cost cutting initiatives have well-positioned us to accommodate expected growing demand and navigate through a volatile market.

For a further discussion of key operational and financial developments occurring in fiscal 2014, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary”.

Products

As stated above, we manufacture and market an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products, with consumer, industrial and agricultural applications. Flexible packaging and film products are thin, ductile bags, sacks, labels and films used for food and non-food consumer, agricultural and industrial items.

The following table summarizes our product lines:

Product	Material	Examples of Uses
custom films	polyethylene co-extruded and monolayer custom designed films	• drum, box, carton, and pail liners • furniture and mattress bags • films to cover high value products • magazine overwrap

stretch (pallet) wrap	polyethylene	• pallet wrap

food contact	polyethylene polyvinyl chloride	• reclosable food storage plastic bags with press-to-seal zipper closures • twist-tie closure and fold-top plastic bags • food and freezer wrap • retail and institutional films and products

PROformance Films®	co-extruded and monolayer polyethylene films	• direct food contact packaging • lamination layers • protective masking • medical and pharmaceutical

canliners	polyethylene	• kitchen and standard garbage bags • lawn and leaf trash bags • institutional trash bags

printed and converted films	polyethylene	• printed shrink films • printed, laminated, converted films for flexible packaging to consumer markets

other products and specialty films	unplasticized polyvinyl chloride and polyethylene	• battery labels • credit card laminate • table covers, aprons, bibs and gloves • agricultural films

Net sales by product line for each of the years ended October 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(in thousands)
Custom films	$379,682	$341,608	$347,258
Stretch (pallet) wrap	361,067	352,125	337,078
Food contact	183,366	185,950	197,205
PROformance Films®	69,220	71,652	76,227
Canliners	126,737	125,615	123,718
Printed and converted films	25,648	25,361	23,105
Other products and specialty films	47,270	41,541	47,944

Total	$1,192,990	$1,143,852	$1,152,535

No single customer accounted for more than 10% of net sales in any of the last three fiscal years. No single customer accounted for more than 10% of our accounts receivable balance at October 31, 2014 or 2013. See Note 13 in our consolidated financial statements for information regarding the Company’s operations by geographical area (United States and Canada).

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

We manufacture a broad range of custom films, generally for industrial applications, including sheeting, tubing and bags. Bags are drum, box, carton and pail liners that are usually cut, rolled or perforated. These bags can also be used to package specialty items such as furniture and mattresses. We also manufacture films to protect high value items stored outdoors or in transit, such as boats and cars, and a wide array of shrink films, barrier films and overwrap films.

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

Our facility located in Montgomery, Alabama produces high quality plastic cast film bags with a non-color reclosable zipper seal (“Seal’N’Loc”) and other food contact products including blown plastic film fold-top bags and twist-tie bags. The Seal’N’Loc product line consists of sandwich bags, snack bags, quart size and gallon size bags.

PROformance Films®

We offer a comprehensive range of coextruded polyethylene film products used as a critical component in flexible packaging laminations, direct food contact, protective masking, medical, pharmaceutical and industrial applications. We manufacture these products using both the blown and cast processes and offer mono to seven layer films. They are custom designed for strength, clarity, oxygen and moisture barriers, as well as other specifications required for demanding packaging applications.

Canliners

The canliners product line includes retail kitchen and standard trash bags, retail lawn and leaf trash bags and institutional trash bags all of which are available with twist-tie closures, flap ties, handles and draw tape closures. In addition to the different closures, the canliners come in different sizes, gauges (thickness), colors, scents and strengths.

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

Manufacturing

We currently conduct our manufacturing operations at 14 strategically located and integrated facilities in the United States and Canada. Twelve manufacturing facilities are ISO-certified (International Organization for Standardization), with the exception of our Mankato institutional products facility and the West Hill, Ontario, Canada facility. We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from inventory, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products. The size and location of our manufacturing facilities, as well as their ability to manufacture multiple types of flexible packaging products and to flexibly adjust product mix as market conditions warrant enable us to minimize overhead and transportation costs to better serve our customers and remain competitive. See Item 2, “Properties” for a discussion of product lines manufactured at each facility as of October 31, 2014.

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

We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste and production time. During fiscal 2014, we invested $26.5 million primarily in new machinery and equipment in order to boost output and productivity in those product lines we believed provide us significant growth opportunities, satisfy increasing demand in certain product lines and improve service to our customers.

Raw Materials

We manufacture film products primarily from polyethylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. We currently purchase resins from major North American resin suppliers and believe any combination of purchases from such suppliers, as well as other suppliers we do not currently do business with, could satisfy our ongoing resin requirements. Our top three suppliers of resin during fiscal 2014 supplied us with 28%, 22% and 17%, respectively, of our aggregate resin purchases, which is consistent with our historical resin purchases from our top three suppliers in aggregate. Given the significant effect of resin costs on our operations and financial results, we have elected to focus our purchases with three suppliers in order to take advantage of the volume rebates which are customary among resin suppliers and critical to our success. Although the plastics industry has from time to time experienced shortages of resin supply and we have limited contractual protections in the event of such shortage, we believe we are well positioned to deal with such risks given our significant relationships and history with existing suppliers, as well as suppliers with whom we currently do not do business.

The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials, and this could have an adverse effect on our profitability if the increased costs cannot be passed on to customers in full or on a timely basis. See Item 1A, “Risk Factors.”

Quality Control

We believe that maintaining the highest standards of quality in all aspects of our manufacturing operations plays an important part in our ability to maintain our competitive position. We have adopted strict quality control systems and procedures designed to test the mechanical properties of our products, such as strength, puncture resistance, elasticity, abrasion characteristics and sealability, which we regularly review and modify as appropriate. As part of our commitment in providing the highest level of quality to our customers, we maintain an ISO 9001:2008 quality system in 12 of our 14 of manufacturing operations. ISO 9001:2008 is a quality management standard that helps organizations achieve standards of quality that are recognized and respected throughout the world.

Marketing and Sales

We believe that our ability to provide superior service to our customers is critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities, our ability to offer a broad line of products to our customers, and our timely delivery is a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers. We serve over 3,000 customers worldwide, none of which individually accounted for more than 10% of our net sales in fiscal 2014.

We believe that our research and development efforts, much of our high-efficiency, automated and microprocessor-controlled equipment, and the technical training given to our sales personnel enhance our ability to expand our sales in all of our product lines. An important component of our marketing philosophy is the ability of our sales personnel to provide technical assistance to customers. Our sales force regularly consults with customers with respect to performance of our products and the customer’s particular needs and then communicates with appropriate research and development staff regarding these matters. In conjunction with the research and development staff, sales personnel are often able to recommend a product or suggest a resin blend to produce the product with the characteristics and properties which best suit the customer’s requirements.

We generally sell either directly to customers who are end-users of our products or to distributors, including nation-wide brokers, for resale to end-users. In fiscal 2014, 2013 and 2012, approximately 61%, 61%, and 66%, respectively, of our worldwide sales were directly to distributors with the balance representing sales to end-users.

Distribution

We believe that the timely delivery of our products to customers is a critical factor in our ability to maintain and grow our market position. In North America, the majority of our deliveries are by contracted third parties, with approximately 10% of US shipments handled by the AEP private fleet. The private fleet is used strategically to support most of the AEP logistics facilities. The Company is increasing its use of the private fleet and will continue to do so as it provides the Company a cost effective option in areas where there are carrier capacity issues. We monitor and control all shipments through “On Demand” Transportation Management System (TMS) software. The TMS system provides detailed reports, tracking of every shipment to customer delivery and carrier management. This enables us to better control the distribution process and ensure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500 mile radius of our plants. This enables us to reduce our use of warehouse space to store products and utilize the most efficient and economical shipping methods. We also ship products great distances when necessary and export from the United States and Canada.

Research and Development

We have a research and development department with a staff of 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet an individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2014, we increased the focus of our research and development department on our core product lines; custom films and stretch (pallet) wrap. Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2014, 2013 and 2012, we spent $2.0 million, $2.3 million and $2.1 million, respectively, for research and development activities for continuing operations. Research and development expense is included in cost of sales in our consolidated statements of operations.

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

Competition

The business of supplying flexible plastic packaging products is extremely competitive, and we face competition from a substantial number of companies which sell similar and substitute packaging products. Some of our competitors are subsidiaries or divisions of large, international, diversified companies with extensive production facilities, well-developed sales and marketing staffs and substantial financial resources.

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

Because many of our products are available from a number of local, national and international manufacturers, competition is highly price-sensitive and margins are relatively low. We believe that all of our products require efficient, low cost and high-speed production to remain cost competitive. We believe we also compete on the basis of quality, service and product differentiation.

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

Employees

At October 31, 2014, we had approximately 2,500 full and part time employees worldwide, including officers and administrative personnel. As of such date, we had three collective bargaining agreements covering 480 employees, which expire in January 2015 (representing 6% of our workforce, negotiations are currently underway), March 2017 and December 2018, respectively. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial position, results of operations and liquidity.

Executive Officers of the Registrant

At January 14, 2015, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	73	Chairman of the Board of Directors, President and Chief Executive Officer
Paul M. Feeney	72	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	50	Executive Vice President, Sales and Marketing and Director
Paul C. Vegliante	49	Executive Vice President, Operations
Lawrence R. Noll	66	Vice President, Tax and Administration
James B. Rafferty	62	Vice President and Treasurer
Linda N. Guerrera	47	Vice President and Controller

J. Brendan Barba is one of our founders and has been our President and Chief Executive Officer and a director since our inception in January 1970. In 1985, Mr. Barba also became the Chairman of the Board of Directors.

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

Available Information

Our Internet address is www.aepinc.com. In the “Investor Relations” section of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and our proxy statement on Schedule 14A related to our annual stockholders’ meeting. All such filings are available in the Investor Relations section of our web- site free of charge. Copies of any of the above-referenced information will also be made available, free of charge, by calling (201) 641-6600 or upon written request to: Corporate Secretary, AEP Industries, Inc., 95 Chestnut Ridge Road, Montvale, NJ 07645. The content on our website is not incorporated by reference into this Form 10-K unless expressly noted.

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

The principal raw materials that we use in our products are polyethylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in a large part, on the markets for these resins. These resins are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. We have at times experienced significant fluctuations in resin prices and availability, and in the last two fiscal years we have experienced unprecedented resin price increases resulting in an aggregate increase of $0.23 per pound from November 1, 2012 to October 31, 2014. Such resin price increases have materially and adversely impacted our revenue and profitability, given the challenge of passing through such significant pricing changes under existing customer agreements with short-term and long-term pricing protection. Further, many customers have determined to seek new competitive bids as a result of such pricing increases being passed through, which has resulted in significant margin pressure and the loss of some significant customers. In the long term, such price increases may adversely impact our leverage in negotiating new agreements, and our customers may consider product substitution alternatives. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of resin costs on results of operations in fiscal 2014.

Polyethylene resin is expected to incur a major growth phase in the United States, with billions of pounds of new capacity expected over the next several years because of low-priced natural gas feedstock in North America. Availability of skilled labor and a variety of other reasons could delay this new capacity coming on stream.

Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs on a timely basis. Since resin costs fluctuate significantly, selling prices are determined generally as a “spread” over resin costs, usually expressed as cents per pound. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with a higher gross profit margin. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results. If there is overcapacity of, or significant competition of comparable quality in any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase and we may be required to participate in a re-bid process for future business.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying flexible plastic packaging products is extremely competitive and the current economic environment has only intensified an already competitive marketplace. The competition in our market is highly price sensitive; we also compete on the basis of quality, service, timely delivery and product differentiation, development and availability. We face intense competition from numerous private and public companies, including from local manufacturers which specialize in the extrusion of a limited group of products, which they market nationally, and a limited number of manufacturers of flexible packaging products which offer a broad range of products and maintain production and marketing facilities domestically and internationally. Certain of our competitors may have more efficient production facilities (including more advanced technologies), well-developed sales and marketing staffs and greater financial resources than we do. We believe that there are few barriers to entry into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market for a flexible plastic packaging product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. In addition, we compete with other packaging product manufacturers, many of which can offer consumers non-plastic packaging solutions. Many of these competitors have greater financial resources than we do, and such competition can result in additional pricing pressures, reduced sales and lower margins.

An increase in competition could result in material reductions in margins or loss of our market share, which could materially adversely affect our operations and financial condition. In recent years, focusing on maintaining margins has negatively impacted sales volume; while focusing on maintaining market share has negatively affected margins. In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or products quickly. Further, rising costs in freight, utility, packaging and health costs have negatively impacted our results in recent years and we were unable to implement a non-resin price increase in the third quarter of fiscal 2014 to counter such costs due to resistance from our customers, which we attribute to intense competition in the industry. Certain consolidation of our customers has also resulted in customers having greater purchasing power. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

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

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology. Furthermore, violations or contaminated sites that we do not know about, including contamination caused by prior owners and operators of such sites, or at sites formerly owned or operated by us or our predecessors in connection with discontinued operations, could result in additional compliance or remediation costs or other liabilities, which could be material.

Additionally, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect on our business, financial condition and results of operations. In addition, a number of governmental authorities, both in the United States and abroad, have considered, or are expected to consider, legislation aimed at reducing the amount of plastic wastes disposed. Programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on flexible plastic packaging material and requiring retailers or manufacturers to take back packaging used for their products. Legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain flexible plastic packaging, result in greater costs for flexible plastic packaging manufacturers or otherwise impact our business. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic, which we do not manufacture. Future legislation and initiatives could adversely affect us in a manner that would be material.

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

The loss of a key supplier could lead to increased costs, lower profit margins and short-term production issues

The majority of the resins purchased by us are purchased under supply contracts which are typically renewed annually. In fiscal 2014, we purchased approximately 28%, 22% and 17% of our resin requirements from our three largest suppliers. Each of these suppliers produces resins in multiple locations, and should any one, or a combination of these locations fail to meet our needs, we believe sufficient capacity exists among our remaining contract holders, the open market and the secondary markets to supply any shortfall that may result. Nevertheless, it is not always possible to replace a specialty resin without a disruption in our operations and replacement of significant supply is often at higher prices, and such impact may materially and adversely harm our competitive position.

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

Many of our larger packaging customers are multinational companies that purchase large quantities of packaging materials, some of whom have recently consolidated. Many of these companies are purchasers with centralized procurement departments. They generally enter into supply arrangements through a tender process of soliciting bids from several potential suppliers and selecting the winning bid based on several attributes, including price and service. The significant negotiating leverage possessed by many of our customers and potential customers limits our ability to negotiate supply arrangements with favorable terms and creates pricing pressure, reducing margins industry wide. As noted, recent rising resin prices have resulted in many multinational companies re-soliciting bids from several potential suppliers of packaging materials. In addition, our customers may vary their order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event we lose any of our larger customers, we may not be able to quickly replace that revenue source, which could harm our financial results.

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

Unions represent 480 employees, or 19% of our workforce, at October 31, 2014, under three collective bargaining agreements which expire in January 2015 (representing 6% of our workforce negotiations are currently underway), March 2017 and December 2018, respectively. Although we believe that our present labor relations with our employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

•	difficulties in realizing anticipated financial or strategic benefits of such acquisition;

•	diversion of capital from other uses and potential dilution of stockholder ownership;

•	the risks related to increased indebtedness;

•	significant capital expenditures may be required to integrate the acquired business into our operations;

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

•	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame;

•	the risks of managing new product lines or new business segments within the flexible plastic packaging films industry;

•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify; and

•	non-cash impairment charges or other accounting charges relating to the acquired assets.

We are dependent on the management experience of our key personnel and our ability to attract and retain additional personnel.

Our future success depends to a large extent on the experience, business relationships and continued service of our key managerial employees, including J. Brendan Barba, our Chairman, President and Chief Executive Officer, and Paul M. Feeney, our Executive Vice President, Finance and Chief Financial Officer, both of whom are also directors. Although the Company significantly benefits from the 70 years of combined service of Messrs. Barba and Feeney, any failure to ensure effective transfer of institutional knowledge and to implement a well-run succession plan could hinder our strategic planning and growth upon their termination of employment. We do not maintain key-person insurance for any of our officers. We may not be able to retain our executive officers and key personnel or attract additional qualified key employees in the future. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse effect on our results of operations and financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our executive officers beneficially own a substantial amount of our common stock and have significant influence over our business.

At October 31, 2014, our executive officers beneficially owned 1,096,849 shares of our common stock, representing 22% of our outstanding shares as of such date. Their ownership and voting control, together with their duties as executive officers and directors, gives them significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or stockholders for approval, including acquisitions, mergers, consolidations, the sale of all or substantially all of our assets and director elections.

Our business is subject to risks associated with manufacturing our own products.

We internally manufacture our own products at our production facilities. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor or other employee issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Unexpected failures of our equipment and machinery may result in production delays, loss of customers and revenues, significant repair costs, injuries to our employees, and customer claims. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations.

Security breaches and other disruptions to our information technology networks and systems could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and reduce the benefits of our investment in cloud computing and other advanced technologies.

We depend on information technology to record and process Company and customer transactions, inventory control, purchasing and supply chain management, payroll and human resources, and financial reporting, including significant proprietary and sensitive data of the Company and our business partners and personally identifiable information of our employees. The Company’s information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, acts of sabotage, hardware failures, computer viruses, telecommunication failures, user errors or catastrophic events. Failure to effectively prevent, detect and recover from system failures, viruses, security breaches or other cyber incidents could significantly disrupt our operations, result in lost or misappropriated information, and adversely affect our internal control over financial reporting and our ability to timely and accurately report financial results.

Increasingly, we are relying on third parties to provide software, support and management with respect to a variety of business processes and activities as part of our information technology network, and we are utilizing cloud computing through certain of our third-party vendors. The security and privacy measures we and our vendors implement are critical to our business, our key relationships, and compliance with applicable law. Despite security measures and business continuity plans, our information technology networks may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers, natural disasters or catastrophic events, or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems. The occurrence of any of these events could compromise our networks and the information stored therein could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and reduce the benefits of our investment in cloud computing and other advanced technologies. Our insurance coverage may not be adequate to cover all of the costs and liabilities related to significant security and privacy violations.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Additionally, we have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Our success depends in part on our ability to obtain, or license from third parties, patents, trademarks, trade secrets and similar proprietary rights without infringing on the proprietary rights of third parties. Although we believe our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products may infringe on the intellectual property rights of such persons. Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products. Any such litigation could be protracted and costly and could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to sales through distributors and other third parties.

In fiscal 2014, 2013 and 2012, approximately 61%, 61%, and 66%, respectively, of our worldwide sales were directly to distributors. Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for product sales, and the loss of these distributors could reduce our revenues. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act of 1977 or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

Financial Risks

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

As of October 31, 2014, we had $256.3 million of total debt outstanding (including capital lease obligations of $11.8 million).

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

We and our subsidiaries may be able to incur substantial additional debt in the future. As of October 31, 2014, we would have been permitted to borrow up to an additional $107.4 million under the credit facility (after taking into account $2.1 million of outstanding letters of credit) and $4.4 million under our credit line available to our Canadian subsidiary, in each case based on the respective available borrowing base. As of October 31, 2014, we had $40.5 million in borrowings under our credit facilities. In addition, the terms of the indenture that governs the senior notes do not prohibit us or our subsidiaries from issuing and incurring additional debt upon satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks described above that we and our subsidiaries face could intensify.

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

Our agreement relating to the credit line available to our Canadian subsidiary also contains certain of these restrictive debt covenants. These covenants could adversely limit the Company’s ability to plan for or react to market conditions, meet its capital needs and execute its business strategy.

In addition, our credit facility also requires us to meet certain financial tests, and our agreement relating to the credit line available to our Canadian subsidiary requires it to meet certain financial tests. These restrictive covenants may limit our ability to expand or to pursue our business strategies. Furthermore, any indebtedness that we incur in the future may contain similar or more restrictive covenants.

Our ability to comply with the restrictions contained in our credit facility, the senior notes indenture and the credit line available to our Canadian subsidiary may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility, the senior notes indenture and the credit line available to our Canadian subsidiary, or any other subsequent financing agreement, which could, in turn, cause any of our debt to which a cross-acceleration or cross-default provision applies to become immediately due and payable. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds. Further, the credit facility is secured by liens on most of our domestic assets (other than real property and equipment) and on 66% of our ownership interest in certain foreign subsidiaries and, in the event of a default thereunder, the lenders generally would be entitled to seize the collateral.

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

Although our common stock has had increased trading volume for periods of time in the last few years, our common stock generally has had a low trading volume historically, which could cause further volatility in our stock.

Shares of common stock eligible for future sale, and additional equity offerings by us, may adversely affect our common stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2014, under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which 5.1 million shares of common stock were outstanding, 0.1 million shares of common stock were issuable upon the exercise of currently outstanding stock options and 0.1 million shares of common stock were issuable upon the settlement of performance units if the performance unit holders elect settlement in stock.

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

Further, on March 28, 2014, our Board adopted an amended and restated stockholder rights plan, which amended and restated in its entirety the prior three-year stockholder rights plan that was to expire on March 31, 2014. The amended and restated stockholder rights plan is designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics without paying stockholders a control premium. The amended and restated stockholder rights plan may have anti-takeover effects by discouraging potential proxy contests and other takeover methods, particularly those that have not been negotiated with the Board, and the amended and restated stockholder rights plan may also inhibit the acquisition of a controlling position in our common stock. Therefore, transactions may not occur that stockholders would otherwise support and/or from which they would receive a substantial premium for their shares over the current market price. The amended and restated stockholder rights plan may also make it more difficult to remove members of the current Board or management.

Our issuance of preferred stock could adversely affect holders of our common stock.

We are currently authorized to issue 1,000,000 shares of preferred stock in accordance with our restated certificate of incorporation, 30,000 of which is designated as Series A Preferred Stock in connection with the amended and restated stockholder rights plan and none of which is issued and outstanding. Our Board of Directors has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Montvale, New Jersey in a 48,000 square foot building.

The following table describes the manufacturing and warehousing facilities that we owned or leased and utilized for operations as of October 31, 2014. All of these facilities are located in the United States and Canada. The Wright Township, Pennsylvania facility is pledged under the Pennsylvania industrial loan. The following chart sets forth the square footage of such manufacturing facilities, including warehousing space.

Location	Approximate Square Footage	Types of Film Produced
Alsip, Illinois	182,000	Custom
Bowling Green, Kentucky .	171,000	Printed and converted, custom, PROformance
Chino, California	275,000	Custom and stretch
Griffin, Georgia	322,000	Food contact, other products and specialty films
Mankato, Minnesota	104,000	Custom, PROformance
Mankato, Minnesota	65,000	Other products and specialty films
Matthews, North Carolina	394,000	Custom and stretch
Montgomery, Alabama	125,000	Food contact
Montgomery, Alabama	130,000	Canliners, Food contact
Nicholasville, Kentucky	125,000	Stretch
Tulsa, Oklahoma	126,000	Stretch
Waxahachie, Texas	403,000	Custom, Canliners
West Hill, Ontario, Canada	138,000	Food contact
Wright Township, Pennsylvania	433,000	Custom, PROformance and stretch

Total	2,993,000

As of October 31, 2014, we also had a manufacturing facility located in Cartersville, Georgia that was part of the Atlantis acquisition in 2008. Production in Cartersville ceased on October 31, 2009, although we remain party to the facility lease ending July 31, 2015. Beginning in January 2011, we entered into a sublease for the Cartersville property aggregating $0.3 million in sublease income for the period January 2013 to July 2015.

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

As of October 31, 2014, our manufacturing facilities (excluding Cartersville) had a combined average annual production capacity exceeding one billion pounds.

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

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “AEPI.” The high and low closing prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2013 and 2014, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2013
First quarter (November-January)	$64.80	$52.97
Second quarter (February-April)	77.10	63.05
Third quarter (May-July)	85.27	65.85
Fourth quarter (August-October)	89.54	59.42
2014
First quarter (November-January)	$59.68	$44.04
Second quarter (February-April)	44.98	35.20
Third quarter (May-July)	40.86	30.65
Fourth quarter (August-October)	46.16	36.90

On January 8, 2015, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $54.21.

Holders

On January 8, 2015, our common stock was held by over 1,000 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

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

Purchases of Equity Securities by the Issuer

There were no shares of our common stock repurchased during the quarter ended October 31, 2014.

Performance Graph

The following graph compares, for the five-year period ended on October 31, 2014, the cumulative total stockholder return of our common stock against the cumulative total stockholder return of:

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

The graph assumes $100 was invested on October 31, 2009 in our common stock, the S&P 500 Index and the peer group consisting of ten companies, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	For the Years Ended October 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,192,990	$1,143,852	$1,152,535	$974,792	$800,570
Gross profit	121,905	154,472	182,743	128,722	110,074
Operating income(3)	9,861	33,316	55,648	25,231	15,720
Interest expense	(19,571)	(18,713)	(19,077)	(19,178)	(15,206)
Other income, net(1)	270	1,360	829	8,418	455
(Loss) income from continuing operations before benefit (provision) for income taxes	(9,440)	15,963	37,400	14,471	969
Benefit (provision) for income taxes	3,934	(5,215)	(14,248)	(2,083)	(1,492)
(Loss) income from continuing operations	(5,506)	10,748	23,152	12,388	(523)
Loss from discontinued operations	—	—	—	—	(43)
Net (loss) income	$(5,506)	$10,748	$23,152	$12,388	$(566)
Basic (Loss) Earnings per Common Share:
(Loss) income from continuing operations	$(1.03)	$1.93	$4.20	$2.10	$(0.08)

Loss from discontinued operations	$—	$—	$—	$—	$(0.01)

Net (loss) income per common share	$(1.03)	$1.93	$4.20	$2.10	$(0.08)

Diluted (Loss) Earnings per Common Share:
(Loss) income from continuing operations	$(1.03)	$1.92	$4.16	$2.09	$(0.08)

Loss from discontinued operations	$—	$—	$—	$—	$(0.01)

Net (loss) income per common share	$(1.03)	$1.92	$4.16	$2.09	$(0.08)

Cash dividends declared and paid	—	—	—	—	—

	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data (at period end):
Total assets(2)	$446,946	$471,563	$431,443	$415,669	$350,796
Total debt (including current portion and capital leases)	256,331	242,266	217,332	238,515	191,083
Shareholders’ equity	59,697	85,413	73,729	49,986	56,630

(1)	Fiscal year 2013, 2012 and 2011 includes a gain on bargain purchase of a business of $1.0 million, $17,000 and $8.3 million, respectively.

(2)	In October 2011, we completed the acquisition of substantially all of the assets and specified liabilities of Webster Industries (“Webster”), a national manufacturer and distributor of retail and institutional private label food and trash bags, for a purchase price of $25.9 million. The preliminary amount at October 31, 2011 recognized for the fair value of assets acquired was $51.7 million, with net working capital of $32.0 million. The amounts were increased in 2012 by $0.2 million based on the settlement of the net current asset adjustment and the finalization of the fair value allocated to property, plant and equipment. The acquisition was financed through a combination of cash on hand and availability under our credit facility.

(3)	Fiscal year 2014 included $2.1 million in business interruption insurance recoveries resulting from damages sustained in the relocation of equipment purchased from Transco in Quebec, Canada to our Bowling Green, Kentucky facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative explanation from the perspective of our management on our business, financial condition, results of operations, and cash flows. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Off-Balance-Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Overview

AEP Industries Inc. is a leading manufacturer of flexible plastic packaging films. We manufacture and market an extensive and diverse line of polyethylene and polyvinyl chloride flexible packaging products, with consumer, industrial and agricultural applications. Our flexible plastic packaging films are used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture, carpeting, furniture and textile industries.

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

Executive Summary

Our sales volume has decreased 1% and 1.5% in fiscal 2014 and 2013, respectively, primarily as a result of the challenging economic conditions in recent years and the unprecedented six price increases totaling $0.23 per pound in polyethylene resin since November 1, 2012. However, we believe in the long-term prospects for our business and anticipate stabilization or lower pricing in the resin markets in the next few years. As newfound supplies of low-priced natural gas feedstock have become available in North America, several North American resin suppliers are undertaking substantial capital projects which are designed to significantly increase domestic polyethylene resin supplies over the next several years. We believe these projects along with oil price declines will result over the next few years in significant reductions in domestic resin prices and increases in domestic film manufacturing activities. Fiscal 2015 has already begun with two announced polyethylene price decreases totaling $0.07 per pound. We believe our investment in capital expenditures over the past three years has well positioned the Company to fully participate in this opportunity.

In addition to our normal operating activities during fiscal 2014, we invested approximately $26.5 million in capital expenditures. Our capital expenditure projects over the past three years are now substantially complete. During fiscal 2014, we added approximately 40 million pounds of capacity to our product lines across custom films, stretch films, and can liners. The printing presses acquired from Transco are now fully installed and running smoothly. Through the Transco acquisition, we more than doubled the size of our print department and are now pursuing increased business opportunities.

Throughout the year, we continued to concentrate on driving costs out of our businesses. To that end, this year we streamlined the business through staff reductions, reduced inventories and discontinued certain slow-moving products. While adding capacity in those areas we anticipate growth opportunities, we simultaneously consolidated and exited specific unprofitable products within certain product lines. The retail line consolidation is now 90% complete, and we have exited three types of products in two of our divisions, retail and printed film. We believe that the investments in capital expenditures during the past three years and our cost cutting initiatives have well-positioned us to accommodate expected growing demand and navigate through a volatile market.

During fiscal 2014, we experienced two price increases of the primary raw materials used in the manufacture of our products, which were caused by tighter supplier inventory levels in North America along with unplanned outages at several of the North American PE suppliers. However, as stated above, we believe that PE resin costs may decrease in coming quarters, which would enable us to purchase these materials at lower costs and improve margins and we believe it would result in increased sales volume.

Throughout 2014 we took action to manage many of the initiatives within our control. We remain confident in the foundation of the business and expect that we are well-positioned to benefit as market conditions improve.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are polyethylene (“PE”) and polyvinyl chloride (“PVC”) resins, which total approximately 92% and 7%, respectively, of our total plastic resin purchases by volume. In recent years, the market for resins has been extremely volatile and in the last two fiscal years we have experienced unprecedented resin price increases resulting in an aggregate increase of $0.23 per pound from November 1, 2012 to October 31, 2014. During fiscal 2014, there were two PE price increases totaling $0.07 per pound. During the fiscal year ended October 31, 2014 average PE resin costs were 13% or $0.09 per pound higher than the average PE resin costs during the fiscal year ended October 31, 2013. Additionally, we have been experiencing volatility in PVC resin costs. Following an increase of $0.03 per pound in each month of the three months ended April 30, 2014 ($0.09 in total), PVC resin cost increased $0.02 per pound during the quarter ended October 31, 2014. Such resin price increases have materially and adversely impacted our revenue and profitability, given the challenge of passing through such significant pricing changes under existing customer agreements with short-term and long-term pricing protection.

The steady increases in PE resin costs in recent periods are due to tighter supplier inventory levels in North America. Unplanned outages at several of the North American PE suppliers caused further tightness in supply resulting in price increases in PE resin in September 2014. Even though natural gas is used as feedstock in most North American PE production, the price of oil is used to set resin prices worldwide. With oil prices coming down and increased PE resin capacity forecasted, we believe that PE resin costs will decrease in fiscal 2015, although the timing and magnitude of the impact is uncertain.

The marketplace in which we sell our products remains very competitive, and has become increasingly competitive in recent years as a result of adverse economic circumstances straining the resources of our customers, distributors and suppliers. In order to maintain margins, it is essential that resin cost increases be matched by selling price adjustments. During periods of rising resin costs, the time lag in adjusting sell prices for those customers whose prices adjust periodically, are index price based, or change as the result of a competitive bid process, will have a negative impact on earnings. Many customers have determined to seek new competitive bids as a result of such pricing increases being passed through, which has resulted in significant margin pressure and the loss of some significant customers. There can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in full or on a timely basis, shorten the time lag in adjusting sell prices, win in a competitive bid process or secure sufficient resin supply.

In recent years, we have implemented cost-reduction initiatives and invested in machinery and equipment to increase efficiency to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs that are fixed in nature. Rising costs in freight, utility, packaging and health costs have negatively impacted our results. To partially offset these cost factors, we attempted to implement a non-resin price increase effective December 1, 2014. Due to declining resin prices announced in November and December of 2014 totaling $0.07 per pound, we were unable to implement this non-resin price increase due to resistance from our customers.

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

Facilities and equipment costs, Utilities

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

Results of Operations

Fiscal 2014 Compared to Fiscal 2013

The following table presents selected financial data for fiscal 2014 and 2013 (dollars per pound sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Years Ended October 31,				% increase/ (decrease) of $	$ increase/ (decrease)
	2014		2013
	$	$ Per pound sold	$	$ Per pound sold
	(in thousands, except for per pound data)
Net sales	$1,192,990	$1.26	$1,143,852	$1.19	4.3%	$49,138
Gross profit	121,905	0.13	154,472	0.16	(21.1)%	(32,567)
Operating expenses:
Delivery	51,589	0.05	53,546	0.06	(3.7)%	(1,957)
Selling	36,550	0.04	38,825	0.04	(5.9)%	(2,275)
General and administrative	25,772	0.03	28,770	0.03	(10.4)%	(2,998)

Total operating expenses	$113,911	$0.12	$121,141	$0.13	(6.0)%	$(7,230)

Pounds sold		947,782 lbs.		959,234 lbs.

Net Sales

The increase in net sales for fiscal 2014 was the result of a 6% increase in average selling prices, primarily attributable to the partial pass-through of higher resin costs to customers during fiscal 2014, positively affecting net sales by $68.8 million, partially offset by a 1% decrease in sales volume negatively affecting net sales by $14.5 million. The volume decrease was primarily attributed to soft customer demand in certain of our product lines and the exiting of certain low-margin businesses. Fiscal 2014 also included a $5.2 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $3.6 million increase in the LIFO reserve during fiscal 2014 versus a $9.9 million increase in the LIFO reserve during fiscal 2013, representing a decrease of $6.3 million year-over-year. Excluding the impact of the LIFO reserve change during fiscal 2014 and an increase in depreciation expense of $3.1 million, gross profit decreased $35.8 million resulting primarily from our inability to pass through the entirety of increased resin costs on a timely basis to our customers, higher manufacturing costs, primarily utilities and insurance, and lower volumes sold.

Operating Expenses

Operating expenses decreased $7.2 million during fiscal 2014 versus fiscal 2013 primarily due to a $2.5 million decrease in share-based compensation costs associated with our stock options and performance units, a $1.6 million decrease in provisions related to employee cash performance incentives, a decrease of $1.2 million related to salaries and severance associated with the Webster Industries acquisition and a decrease in delivery expenses of $1.7 million due primarily to lower volumes sold, lower fuel costs and greater use of internal fleet, partially offset by an increase in bad debt expense of $2.1 million, primarily related to the full provision of a note receivable owed from a distributor estimated to be uncollectible.

Business Interruption Insurance Recovery

During the fiscal year 2013 relocation of equipment purchased from Transco in Quebec, Canada to our Bowling Green, Kentucky facility, a print press was damaged in transit. The damages sustained resulted in a delay in the start-up of the machinery and our inability to supply certain customers. We filed a business interruption claim related to the lost margins from this incident. During the third quarter of 2014, we collected $2,050,000 in business interruption recoveries, which is recorded as a component of other operating income in the consolidated statement of operations for the year ended October 31, 2014.

Interest Expense

Interest expense for fiscal 2014 increased $0.9 million as compared to the prior year period resulting primarily from higher average borrowings on our credit facility increasing interest expense by $0.7 million and a $0.2 million decrease in unrealized gains on our interest rate swap as compared to the prior year period.

Income Tax Provision

The benefit for income taxes for fiscal 2014 was $3.9 million on a loss before the benefit for income taxes of $9.4 million. The difference between the effective tax rate of 41.7% and the U.S. statutory tax rate of 35.0% primarily relates to a benefit for state taxes in the United States, net of federal benefit (+4.7%), and the differential in the U.S. and Canadian statutory rates (+2.9%), partially offset by foreign withholding taxes paid and accrued (-2.8%).

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

The following is a reconciliation of our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands)	(in thousands)	(in thousands)
Net (loss) income	$(5,506)	$10,748	$23,152
(Benefit) provision for income taxes	(3,934)	5,215	14,248
Interest expense	19,571	18,713	19,077
Depreciation and amortization expense	31,507	28,592	22,828
Increase (decrease) in LIFO reserve	3,647	9,910	(1,181)
Gain on bargain purchase of a business	—	(1,001)	(17)
Other non-operating income	(270)	(359)	(812)
Share-based compensation	1,073	4,060	6,893

Adjusted EBITDA	$46,088	$75,878	$84,188

Fiscal 2013 Compared to Fiscal 2012

The following table presents selected financial data for fiscal 2013 and 2012 (dollars per pound sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Years Ended October 31,				% increase/ (decrease) of $	$ increase/ (decrease)
	2013		2012
	$	$ Per pound sold	$	$ Per pound sold
	(in thousands, except for per pound data)
Net sales	$1,143,852	$1.19	$1,152,535	$1.18	(0.8)%	$(8,683)
Gross profit	154,472	0.16	182,743	0.19	(15.5)%	(28,271)
Operating expenses:
Delivery	53,546	0.06	52,989	0.06	1.1%	557
Selling	38,825	0.04	41,404	0.04	(6.2)%	(2,579)
General and administrative	28,770	0.03	32,424	0.03	(11.3)%	(3,654)

Total operating expenses	$121,141	$0.13	$126,817	$0.13	(4.5)%	$(5,676)

Pounds sold		959,234 lbs.		973,833 lbs.

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

Despite the challenging economic conditions in recent years, we continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. In addition to our normal operating activities during fiscal 2014, we invested approximately $26.5 million in capital expenditures and repurchased 529,312 shares of our common stock for approximately $20.0 million. Our goal, through prudent investments of capital, is to increase operational efficiency, reduce costs, minimize the decline in margins in the face of rising resin prices, grow our core business, and increase stockholder value.

As of October 31, 2014, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $255.5 million, compared with $228.9 million at the end of fiscal 2013. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $111.8 million at October 31, 2014.

Our working capital amounted to $103.2 million at October 31, 2014 compared to $118.6 million at October 31, 2013. We used the LIFO method for determining the cost of approximately 84% of our total inventories at October 31, 2014. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $147.9 million and $159.7 million at October 31, 2014 and October 31, 2013, respectively. During the twelve months ended October 31, 2014, the LIFO reserve increased $3.6 million to $44.7 million as a result of increased resin costs. Despite the possible negative effects on our results of operations and our financial position (an increase to cost of sales of $3.6 million in fiscal 2014 and a reduction of inventory of $44.7 million at October 31, 2014), we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flow from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing of our operations for each of the past three fiscal years:

	For the Years Ended October 31,
	2014	2013	2012
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$23,649	$34,096	$72,044
Investing activities	(26,390)	(46,176)	(47,762)
Financing activities	(8,835)	23,139	(27,909)
Effect of exchange rate changes on cash	(876)	(547)	(11)

(Decrease) increase in cash and cash equivalents	$(12,452)	$10,512	$(3,638)

Note: See consolidated statements of cash flows included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.

Operating Activities

Our cash and cash equivalents were $0.9 million at October 31, 2014, as compared to $13.3 million at October 31, 2013. Cash provided by operating activities during the fiscal year ended October 31, 2014 was $23.6 million, which includes a net loss of $5.5 million adjusted for non-cash items totaling $34.9 million primarily related to depreciation and amortization of $31.5 million, an increase in LIFO reserve of $3.6 million, provision for losses on accounts receivable, note receivable and inventory of $2.1 million and $1.1 million in share-based compensation, partially offset by a benefit for deferred taxes of $4.8 million. Cash provided by operating activities includes a $6.8 million decrease in inventories, excluding the non-cash effects of LIFO, primarily due to a reduction of quantities on hand, partially offset by higher resin costs. Cash used in operating activities includes a $9.4 million increase in accounts receivable reflecting higher sales in the fourth quarter of fiscal 2014 versus the fourth quarter of fiscal 2013 and a $3.9 million decrease in accrued expenses due primarily to a decrease in fiscal 2014 cash incentive payments to employees as compared to fiscal 2013 and lower share-based compensation costs associated with our stock options and performance units.

Investing Activities

Net cash used in investing activities during the fiscal year ended October 31, 2014 was $26.4 million, resulting primarily from capital expenditures during the period mainly in our food bag, retail canliner and custom product lines

Financing Activities

Net cash used in financing activities during the fiscal year ended October 31, 2014 was $8.8 million, resulting primarily from $20.0 million in repurchases of our common stock and $3.0 million in principal payments on capital lease obligations, partially offset by $14.9 million in borrowings under our credit facility.

Sources and Uses of Liquidity

Credit Facilities

We maintain a credit facility with Wells Fargo. The credit facility matures on February 21, 2017 and has a maximum borrowing amount of $150.0 million with a maximum for letters of credit of $20.0 million. The credit facility is secured by liens on most of our domestic assets (other than real property and equipment) and on 66% of our ownership interest in certain foreign subsidiaries.

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at October 31, 2014 and October 31, 2013 under the credit facility was $107.4 million and $123.3 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at October 31, 2014 and October 31, 2013. Availability under the Canadian credit facility at October 31, 2014 and October 31, 2013 was $5.0 million Canadian dollars ($4.4 million and $4.8 million, respectively).

Please refer to Note 8 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of October 31, 2014 were as follows:

	For the Years Ended October 31,
	Borrowings(1)	Interest on Fixed Rate Borrowings(2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2015	$214	$16,653	$2,812	$7,366	$27,045
2016	222	16,644	2,429	4,822	24,117
2017	40,742	16,634	2,429	3,375	63,180
2018	242	16,625	2,430	1,737	21,034
2019	200,252	8,502	2,261	847	211,862
Thereafter	2,905	274	533	516	4,228

Total	$244,577	$75,332	$12,894	$18,663	$351,466

(1)	Borrowings include $40.5 million under our credit facility maturing on February 21, 2017, $200.0 million aggregate principal amount of 2019 notes, a $3.1 million ten-year mortgage note due July 2022 related to the purchase of the Company’s corporate headquarters, and $1.0 million of a Pennsylvania Industrial loan. See Note 8 of the consolidated financial statements for further discussion of our debt.

(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $23 million of capital expenditures during fiscal 2015.

We expect to contribute $0.4 million during fiscal 2015 to fund the Canadian defined benefit plan and $0.1 million to fund the AEP Alabama Union Employees’ defined benefit plan. With regards to the U.S. 401(k) Savings Plan (“401(k) Plan”), we estimate contributing $3.1 million in cash in February 2015 to the 401(k) Plan effective for the 2014 year contributions.

We expect approximately 44,000 performance units to vest during fiscal 2015, provided that each employee continues to be employed by the Company on the respective anniversary dates. Settlement of the units is based on the Company’s stock price on the anniversary date and will be settled at the employees’ option in cash, Company stock, or a combination thereof. Historically, a significant majority of performance units have been settled in cash. Assuming all units are settled in cash, the amount of expected cash that will be used to settle the 44,000 performance units expected to vest during fiscal 2015 would be $2.4 million, based on a stock price of $54.21 per common share of the Company, the closing price on Nasdaq at January 8, 2015.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, acquisitions, pension obligations, incurred but not reported medical and workers compensation claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accrued Customer Rebates. We offer various rebate programs to our customers that are individually negotiated and contain a variety of different terms and conditions. Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives. Rebates may be paid monthly, quarterly, or annually. The calculation of the accrued rebate balance involves management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales. These provisions are based on estimates derived from current program requirements and historical experience.

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

Litigation Reserves. Management’s current estimated ranges of liabilities related to pending litigation are based on input from legal counsel and our best estimate of potential loss. Final resolution of the litigation contingencies could result in amounts different from current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period. At October 31, 2014, we were involved in routine litigation in the normal course of our business and based on facts currently available we believe such matters, net of insurance recoveries, will not have a material adverse impact on our results of operations, financial position or liquidity.

Pension Benefit Obligations. We sponsor a defined benefit plan in our Canada operation and in our Alabama operation. Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. We evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A one percent decrease in the discount rate would increase our present value of pension obligations by approximately $1.6 million at October 31, 2014. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A one percent decrease in the expected long-term return on plan assets would increase our pension expense by approximately $0.1 million for fiscal 2014.

Self Insurance. We are self-insured for medical insurance benefits provided to our U.S. employees and, effective November 1, 2012, for our workers’ compensation claims. We have obtained stop-loss insurance to limit total medical claims in any one year to $200,000 per covered individual and $250,000 stop loss per workers’ compensation claim with an aggregate workers’ compensation stop loss of $3.7 million. We record a liability for known claims and an estimate for incurred but not reported (“IBNR”) claims. IBNR claims are estimated by third-party actuaries using historical lag information and other data provided by claims administrators, as well as loss development factors. While management uses what we believe are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.

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

Also, we perform an annual assessment as to whether or not goodwill is impaired. We performed our annual impairment analysis on September 30 based on a comparison of our market capitalization to our book value at that date. On September 30, 2014, 2013 and 2012, we concluded that there was no impairment because our market capitalization was above book value. On October 31, 2014, our market capitalization was above book value. Our policy is that impairment of goodwill will have occurred if our market capitalization was to remain below book value for a reasonable period of time. If we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. In the second test, the fair value of our company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill. We also review our financial position quarterly for other triggering events.

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

New Accounting Pronouncements

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2014, the carrying value of our total debt was $256.3 million of which $215.8 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of October 31, 2014, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $205.8 million. As of October 31, 2014, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $15.8 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

Floating rate debt at October 31, 2014 and October 31, 2013 totaled $40.5 million and $25.6 million, respectively. Based on the average floating rate debt outstanding during fiscal 2014 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.5 million for the fiscal year ended October 31, 2014.

Foreign Exchange

We enter into derivative financial instruments (principally foreign exchange forward contracts) primarily to hedge intercompany transactions, trade sales and forecasted purchases. Foreign currency forward contracts reduce our exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third-party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

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

The following financial statements and accompanying schedule and related report of our independent registered public accounting firm are set forth in a separate section of this Form 10-K beginning on page 49 and are hereby incorporated by reference.

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

As of October 31, 2014, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2014.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2014.

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

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2015 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1—Election of Directors,” “Board Matters—The Board of Directors,” “Board Matters—Committees of the Board,” “Board Matters—Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information—Requirements for Submission of Stockholder Proposals and Nominations for 2016 Annual Meeting.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Short Hills, New Jersey
January 14, 2015

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2014 AND 2013

(in thousands, except share amounts)

	October 31, 2014	October 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$867	$13,319
Accounts receivable, less allowance for doubtful accounts of $2,831 and $2,992 in 2014 and 2013, respectively	119,355	112,605
Inventories, net	86,420	97,091
Deferred income taxes	2,697	6,300
Other current assets	6,867	5,389

Total current assets	216,206	234,704

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	216,509	220,314
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $2,412 and $1,894 in 2014 and 2013, respectively	4,000	4,518
OTHER ASSETS	3,360	5,156

Total assets	$446,946	$471,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,636	$3,335
Accounts payable	81,890	80,579
Accrued expenses	28,484	32,144

Total current liabilities	113,010	116,058
LONG-TERM DEBT	253,695	238,931
DEFERRED INCOME TAXES	16,322	25,610
OTHER LONG-TERM LIABILITIES	4,222	5,551

Total liabilities	387,249	386,150

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,215,691 and 11,207,049 shares issued in 2014 and 2013, respectively	112	112
Additional paid-in capital	112,978	112,527
Treasury stock at cost, 6,135,095 and 5,605,783 shares in 2014 and 2013	(189,810)	(169,826)
Retained earnings	136,558	142,064
Accumulated other comprehensive (loss) income	(141)	536

Total shareholders’ equity	59,697	85,413

Total liabilities and shareholders’ equity	$446,946	$471,563

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012

(in thousands, except per share data)

	2014	2013	2012
NET SALES	$1,192,990	$1,143,852	$1,152,535
COST OF SALES	1,071,085	989,380	969,792

Gross profit	121,905	154,472	182,743
OPERATING EXPENSES:
Delivery	51,589	53,546	52,989
Selling	36,550	38,825	41,404
General and administrative	25,772	28,770	32,424

Total operating expenses	113,911	121,141	126,817
OTHER OPERATING INCOME (EXPENSE):
Business interruption insurance recovery	2,050	—	—
Loss on sales of property, plant and equipment, net	(183)	(15)	(278)

Operating income	9,861	33,316	55,648
OTHER INCOME (EXPENSE):
Interest expense	(19,571)	(18,713)	(19,077)
Gain on bargain purchase of a business	—	1,001	17
Other, net	270	359	812

(Loss) income before benefit (provision) for income taxes	(9,440)	15,963	37,400
BENEFIT (PROVISION) FOR INCOME TAXES	3,934	(5,215)	(14,248)

Net (loss) income	$(5,506)	$10,748	$23,152

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(1.03)	$1.93	$4.20

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Net (loss) income per common share	$(1.03)	$1.92	$4.16

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012

(in thousands)

	2014	2013	2012
Net (loss) income	$(5,506)	$10,748	$23,152
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(738)	(831)	14
Translation adjustment reversal into income related to AEP New Zealand	—	—	(692)
Defined benefit pension plans:
Net actuarial (losses) gains arising during the period, (net of benefit (provision) for taxes of $63, ($273) and $377 during fiscal 2014, 2013 and 2012, respectively)	(69)	608	(896)
Amortization of prior service cost and net actuarial loss included in net periodic pension cost, (net of provision for taxes of $45, $62 and $45 during fiscal 2014, 2013 and 2012, respectively)	130	180	135

Net change in accumulated other comprehensive income (loss) – pension plans (net of benefit (provision) for taxes of $18, ($335) and $332 during fiscal 2014, 2013 and 2012 respectively)	61	788	(761)

Total other comprehensive loss	(677)	(43)	(1,439)

Comprehensive (loss) income	$(6,183)	$10,705	$21,713

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2011	11,096	$111	5,606	$(169,826)	$109,519	$2,018	$108,164
Issuance of common stock upon exercise of stock options	39				465
Issuance of common stock upon settlement of performance units	2				45
Share-based compensation					218
Excess tax benefit from stock option exercises					1,302
Net income							23,152
Translation adjustments						14
Change in actuarial losses, net of tax						(896)
Amortization of prior service cost and actuarial losses, net of tax						135
Translation adjustment reversal into income related to AEP New Zealand						(692)

BALANCES AT OCTOBER 31, 2012	11,137	$111	5,606	$(169,826)	$111,549	$579	$131,316
Issuance of common stock upon exercise of stock options	64	1			571
Issuance of common stock upon settlement of performance units	1				46
Issuance of restricted stock	5				330
Unearned compensation on restricted stock					(138)
Share-based compensation					169
Net income							10,748
Translation adjustments						(831)
Actuarial gains arising during the period, net of tax						608
Amortization of prior service cost and actuarial losses, net of tax						180

BALANCES AT OCTOBER 31, 2013	11,207	$112	5,606	$(169,826)	$112,527	$536	$142,064
Issuance of common stock upon settlement of performance units	1				57
Issuance of restricted stock	8				275
Unearned compensation on restricted stock					23
Share-based compensation					96
Repurchases of common stock			529	(19,984)
Net loss							(5,506)
Translation adjustments						(738)
Actuarial losses arising during the period, net of tax						(69)
Amortization of prior service cost and actuarial losses, net of tax						130

BALANCES AT OCTOBER 31, 2014	11,216	$112	6,135	$(189,810)	$112,978	$(141)	$136,558

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012

(in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,506)	$10,748	$23,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,507	28,592	22,828
Gain on bargain purchase of a business	—	(1,001)	(17)
Change in LIFO reserve	3,647	9,910	(1,181)
Amortization of debt fees	953	953	985
Translation adjustment reversal related to AEP New Zealand	—	—	(692)
Provision for losses on accounts receivable, notes receivable and inventories	2,123	272	283
(Benefit) provision for deferred income taxes	(4,788)	2,943	11,043
Share-based compensation expense	1,073	4,060	6,893
Excess tax benefit from stock option exercises	—	—	(1,302)
Other	430	75	346
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,436)	(3,283)	(1,078)
Decrease (increase) in inventories	6,783	(11,987)	9,084
(Increase) decrease in other current assets	(976)	(2,395)	582
Decrease (increase) in other assets	330	(58)	83
Increase in accounts payable	1,524	2,062	1,875
Decrease in accrued expenses	(3,867)	(6,552)	(497)
Decrease in other long-term liabilities	(148)	(243)	(343)

Net cash provided by operating activities	23,649	34,096	72,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,543)	(46,680)	(42,000)
Deposit made for Transco acquisition	—	—	(5,300)
Acquisition of Webster	—	—	(749)
Net proceeds from dispositions of property, plant and equipment	153	504	287

Net cash used in investing activities	(26,390)	(46,176)	(47,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of credit facility	14,910	22,800	(29,846)
Repurchases of common stock	(19,984)	—	—
Proceeds from capital lease obligations	658	4,134	—
Proceeds from mortgage loan note	—	—	3,360
Principal payments on mortgage loan note	(122)	(118)	(19)
Repayments of Pennsylvania industrial loans	(90)	(152)	(146)
Principal payments on capital lease obligations	(2,970)	(2,817)	(1,306)
Proceeds from exercise of stock options	—	572	465
Excess tax benefit from stock option exercises	—	—	1,302
Fees paid and capitalized related to debt issuance	—	—	(1,356)
Payments of withholding taxes on performance units	(1,237)	(1,280)	(363)

Net cash (used in) provided by financing activities	(8,835)	23,139	(27,909)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(876)	(547)	(11)

Net (decrease) increase in cash	(12,452)	10,512	(3,638)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,319	2,807	6,445

CASH AND CASH EQUIVALENTS AT END OF YEAR	$867	$13,319	$2,807

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment financed through capital lease obligation	$1,679	$1,107	$6,774

Equipment financed through buyout of operating lease deposit	$—	$—	$419

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business

AEP Industries Inc. (the “Company”) is a manufacturer of flexible plastic packaging films in North America. The Company manufactures and markets a wide range of polyethylene and polyvinyl chloride flexible packaging products, with consumer, industrial and agricultural applications. The flexible plastic packaging films are primarily used in the packaging, transportation, beverage, food, automotive, pharmaceutical, chemical, electronics, construction, agriculture and textile industries.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

The Company’s significant estimates include those related to product returns, customer rebates and incentives, doubtful accounts, acquisitions, pension obligations, incurred but not reported medical and workers’ compensation claims, litigation and contingency accruals, income taxes, including valuation of deferred income taxes, and impairment of long-lived assets and intangibles, including goodwill.

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

Leases:

The Company operates certain warehousing facilities, an office building and machinery and equipment under operating leases with terms greater than one year and with minimum lease payments associated with these agreements. Rent expense is recognized on a straight-line basis

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

Foreign Currency Translation:

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income in the consolidated balance sheets and a component in arriving at comprehensive (loss) income. Foreign currency transaction gains and losses are recorded in other income (expense) in the consolidated statements of operations.

Derivative Instruments:

The Company enters into derivative financial instruments to manage exposures arising in the normal course of business. The Company enters into foreign exchange forward contracts primarily to hedge intercompany transactions and forecasted purchases. Foreign currency forward contracts reduce the Company’s exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates. Foreign exchange forward contracts generally have maturities of less than six months and relate primarily to the Canadian dollar. The Company also enters into interest rate swap contracts to economically convert a variable-rate debt to a fixed-rate debt. The Company does not apply hedge accounting for foreign exchange forward contracts and interest rate swaps and as a result, these hedging instruments are adjusted to fair value through income and expense. The fair value of these contracts was immaterial at October 31, 2014 and 2013.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

Fair Value Measurements:

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

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term nature of these assets and liabilities. The Company did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required at October 31, 2014. See Notes 8 and 9 for discussion of the fair value of the Company’s debt and the assets held in the Company’s two defined benefit pension plans, respectively.

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs were $2.0 million, $2.3 million and $2.1 million during fiscal 2014, 2013 and 2012, respectively.

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

Share-Based Compensation:

Compensation expense for our shared-based compensation plans is based on the fair value of the awards granted and is recognized in income on a straight-line basis over the requisite service period of each award.

Due to the cash settlement feature of the performance units granted under the Company’s share-based plan to directors and key employees of the Company, the performance units are liability classified and are recognized at fair value, depending on the percentage of requisite service rendered at the reporting date, and are remeasured at each balance sheet date to the market value of the Company’s common stock at the reporting date. As the Units contain both a performance and service condition, the Units have been treated as a series of separate awards or tranches for purposes of recognizing compensation expense. The Company recognizes compensation expense on a tranche-by-tranche basis, recognizing the expense as the employee works over the requisite service period for that specific tranche.

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

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2014, 2013 and 2012, the Company concluded that there was no impairment because the Company’s market capitalization was above book value. On October 31, 2014 and 2013, the Company’s market capitalization was above book value. The Company’s policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a reasonable period of time. If the Company determines an impairment has occurred, it will perform a second test to determine

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

the amount of the impairment loss. In the second test, the fair value of the Company is estimated using comparable industry multiples of cash flows as part of an effort to measure the value of implied goodwill.

Concentration of Risk:

The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains appropriate allowances for anticipated losses. No single customer accounted for more than 10% of net sales during any of the years in the three year period ended October 31, 2014. No single customer accounted for more than 10% of the Company’s account receivable balance at October 31, 2014 or 2013.

The Company purchases its resin from three principal suppliers that provided the Company with approximately 28%, 22% and 17%, respectively, of the Company’s fiscal 2014 resin supply, approximately 28%, 26% and 19%, respectively, of the Company’s fiscal 2013 resin supply and approximately 29%, 25% and 19%, respectively, of the Company’s fiscal 2012 resin supply.

The Company has three collective bargaining agreements representing approximately 19% of its workforce that expire, January 2015 (representing 6% of our workforce, negotiations are currently underway), March 2017 and December 2018, respectively.

Earnings Per Share (EPS):

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

The number of shares used in calculating basic and diluted (loss) earnings per share is as follows:

	For the Years Ended October 31,
	2014	2013	2012
Weighted average common shares outstanding:
Basic	5,323,131	5,573,643	5,513,863
Effect of dilutive securities:
Options to purchase shares of common stock	—	36,704	51,767

Diluted	5,323,131	5,610,347	5,565,630

For the years ended October 31, 2014, 2013 and 2012 the Company had 10,000, zero and 10,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods. For the year

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

ended October 31, 2014, the Company had 16,168 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

The Company includes any non-vested restricted stock issued under the Company’s 2013 Omnibus Incentive Plan (see Note 10) in the weighted average common shares outstanding since the date of issuance as the restricted stock entitles the participant to all rights of a stockholder, including the right to vote the shares and the right to receive dividends.

Comprehensive (Loss) Income:

Comprehensive (loss) income consists of net (loss) income and other gains and losses that are not included in net (loss) income, but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations and gains or losses, prior service costs and transition assets or obligations associated with pension benefits, net of tax, that have not been recognized as components of net periodic benefit cost, and changes in deferred prior service costs and net actuarial losses, net of tax.

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

Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company’s first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of October 31, 2014, there have been no disposals or classifications as held for sale by the Company that would be subject to ASU 2014-08.

(3)	Acquisitions

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

The Transco acquisition expanded the Company’s presence in the flexible plastic packaging industry and enhanced the Company’s suite of products. The acquisition resulted in a gain on bargain purchase as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business and the seller was under a time constraint to vacate the building in which these assets were located.

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

The results of operations for Transco have been included in all periods since November 8, 2012.

Pro forma results of operations and other disclosures for the Transco acquisition have not been presented as they are not material in relation to the Company’s reported results.

During the fiscal year 2013 relocation of equipment purchased from Transco in Quebec, Canada to the Company’s Bowling Green, Kentucky facility, a print press was damaged in transit. The damages sustained resulted in a delay in the start-up of the machinery and the Company’s inability to supply certain customers. The Company filed a business interruption claim related to the lost margins from this incident. During the third quarter of fiscal 2014, the Company collected $2,050,000 in business interruption insurance recoveries, which is recorded as a component of other operating income in the consolidated statement of operations for the year ended October 31, 2014. The insurance award was net of a $500,000 deductible. The Company is pursuing recovery of the deductible.

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

Inventories are comprised of the following:

	October 31, 2014	October 31, 2013
	(in thousands)
Raw materials	$46,810	$48,467
Finished goods	78,464	83,363
Supplies	5,854	6,322

	131,128	138,152
Less: LIFO reserve	(44,708)	(41,061)

Inventories, net	$86,420	$97,091

The LIFO method was used for determining the cost of approximately 84% and 85% of total inventories at October 31, 2014 and 2013, respectively. During fiscal 2014, 2013 and 2012, the Company had certain decrements in its LIFO pools, which reduced cost of sales by $2.4 million,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Inventories (Continued)

$2.4 million and $1.0 million, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Property, Plant and Equipment

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2014	2013	Estimated Useful Lives
	(in thousands)
Land	$11,996	$10,063
Buildings	102,330	96,198	15 to 31.5 years
Machinery and equipment	445,236	423,106	5 to 9 years
Furniture and fixtures	23,461	21,311	3 to 9 years
Leasehold improvements	709	415	Lesser of lease term or useful lives of 6 to 25 years
Motor vehicles	369	356	3 years
Construction in progress	10,714	17,384

	594,815	568,833
Less: Accumulated depreciation and amortization	378,306	348,519

Property, plant and equipment, net	$216,509	$220,314

Maintenance and repairs expense was $15.2 million, $15.4 million, and $13.5 million for the years ended October 31, 2014, 2013 and 2012, respectively.

(6)	Intangible Assets

Changes in the carrying amount of intangible assets during the years ended October 31, 2014, 2013 and 2012 are as follows:

	Customer List (Mercury)	Tradenames	Leasehold Interests	Customer relationships	Total
Balance at October 31, 2011	$20	$961	$(23)	$2,966	$3,924
Amortization	(20)	(137)	6	(237)	(388)

Balance at October 31, 2012	—	824	(17)	2,729	3,536
Transco acquisition (see Note 3)	—	—	—	1,500	1,500
Amortization	—	(137)	6	(387)	(518)

Balance at October 31, 2013	—	687	(11)	3,842	4,518
Amortization	—	(137)	6	(387)	(518)

Balance at October 31, 2014	$—	$550	$(5)	$3,455	$4,000

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Intangible Assets (Continued)

Weighted average amortization periods over a straight-line basis are as follows:

In Years
Trade names	9
Customer relationships	12
Leasehold Interest	7

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending October 31,	(in thousands)
2015	$519
2016	524
2017	479
2018	479
2019	397
Thereafter	1,602

Total estimated future amortization expense	$4,000

(7)	Accrued Expenses

At October 31, 2014 and 2013, accrued expenses consist of the following:

	October 31,
	2014	2013
	(in thousands)
Payroll and employee related	$8,084	$10,072
Customer rebates	8,963	7,733
Interest	824	762
Accrual for performance units	1,896	4,037
Other(A)	8,717	9,540

Accrued expenses	$28,484	$32,144

(A)	No individual item exceeded 5% of current liabilities.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt

A summary of the components of debt is as follows:

	October 31, 2014	October 31, 2013
	(in thousands)
Credit facility(a)	$40,510	$25,600
8.25% senior notes due 2019(b)	200,000	200,000
Pennsylvania industrial loans(c)	966	1,056
Mortgage loan note (d)	3,101	3,223
Capital leases(e)	11,754	12,387
Foreign bank borrowings(f)	—	—

Total debt	256,331	242,266
Less: current portion	2,636	3,335

Long-term debt	$253,695	$238,931

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

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had weighted average borrowings under the credit facility of $53.4 million and $23.6 million, with a weighted average interest rate of 2.7% and 3.0% during fiscal 2014 and 2013, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at October 31, 2014 and October 31, 2013 supported a borrowing base of $150.0 million. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $2.1 million and $1.1 million at October 31, 2014 and October 31, 2013, respectively. Availability at October 31, 2014 and October 31, 2013 under the credit facility was $107.4 million and $123.3 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $54.7 million to $137.8 million during fiscal 2014 and from $95.7 million to $150.0 million during fiscal 2013.

During fiscal 2012, the Company capitalized $1.3 million of fees related to the credit facility. These fees, along with the unamortized fees of $0.4 million related to the prior credit facility, are being amortized on a straight line basis over 60 months, the term of the credit facility.

The Company was in compliance with the financial covenants at October 31, 2014 and October 31, 2013.

(b) 8.25% senior notes due 2019

The Company has $200 million aggregate principal amount of 8.25% senior notes due 2019 (the “2019 notes”).

The 2019 notes mature on April 15, 2019, and the indenture governing the 2019 notes contains certain customary covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, declare or pay dividends, purchase or redeem its capital stock, make investments, sell assets, merge or consolidate, guarantee or pledge any assets or create liens. The Company was in compliance with all of these covenants at October 31, 2014 and October 31, 2013.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

(c) Pennsylvania industrial loans

The Company has certain amortizing fixed rate term loans in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. The following are outstanding at October 31, 2014 and 2013:

A $0.3 million five year fixed rate 5.0% loan, due November 1, 2013, of which zero and $6,256 was outstanding at October 31, 2014 and 2013, respectively;

A $1.4 million fifteen year fixed rate 4.75% loan, due November 1, 2023, of which $1.0 million was outstanding at October 31, 2014 and 2013.

This financing arrangement is secured by the real property of the manufacturing facility located in Wright Township, Pennsylvania, which had a net carrying value of $10.4 million and $11.0 million at October 31, 2014 and 2013, respectively.

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

In connection with the mortgage note, the Company also entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3,360,000, the then outstanding principal balance on the mortgage note. The interest rate swap fixes the interest rate at 3.52% per year and matures on July 25, 2022. The fair value of the Company’s interest rate swap was immaterial at October 31, 2014 and 2013.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ended October 31,	Capital Leases
(in thousands)
2015	$2,812
2016	2,429
2017	2,429
2018	2,430
2019	2,261
Thereafter	533

Total minimum lease payments	12,894
Less: Amounts representing interest	1,140

Present value of minimum lease payments	11,754
Less: Current portion of obligations under capital leases	2,422

Long-term portion of obligations under capital leases	$9,332

(f) Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at October 31, 2014 and October 31, 2013. Availability under the Canadian credit facility at October 31, 2014 and October 31, 2013, was $5.0 million in Canadian dollars or US$4.4 million and US$4.8 million, respectively.

Principal payments required on all debt outstanding during each of the next five fiscal years are as follows:

	(in thousands)
	Debt	Capital leases	Total
2015	$214	$2,422	$2,636
2016	222	2,123	2,345
2017	40,742	2,202	42,944
2018	242	2,284	2,526
2019	200,252	2,199	202,451
Thereafter	2,905	524	3,429

	$244,577	$11,754	$256,331

Cash paid for interest during fiscal 2014, 2013 and 2012 was $18.5 million, $17.9 million and $18.0 million, respectively, including $0.5 million, $0.5 million and $0.2 million paid as part of the capitalized leases during fiscal years 2014, 2013 and 2012, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

Fair Value

The carrying value and fair value of the Company’s fixed rate debt at October 31, 2014 and October 31, 2013 are as follows:

	October 31, 2014		October 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$205,750	$200,000	$216,626
Mortgage loan note(a)	3,101	3,101	3,223	3,223
Pennsylvania industrial loans	966	966	1,056	1,056
Capital leases	11,754	11,754	12,387	12,387

Total	$215,821	$221,571	$216,666	$233,292

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

(9)	Pensions and Retirement Savings Plan

The Company sponsors defined contribution and defined benefit plans in the United States and in its Canadian subsidiary. Total expense for these plans for 2014, 2013 and 2012 was $3.8 million, $4.2 million and $3.3 million, respectively.

401(k) Savings Plan

Employees of the Company in the United States (with the exception of those employees covered by a collective bargaining agreement at its California facility prior to June 1, 2013 and those employees covered under the AEP Union 401(k) Plan prior to March 31, 2014) may participate in the AEP Industries Inc. 401(k) Savings Plan (the “Plan”). Effective for the fiscal 2006 plan year and thereafter, the Company has and will contribute cash to the Plan. Prior to this, the Company contributed common stock held in treasury.

The Company matches 100% of the first 3% and 50% of the following 2% of each participant’s 401(k) contribution (except the Alabama union employees) with a maximum of 5% of the participant’s annual compensation and the Company makes contributions to the Plan, for eligible employees who have completed one year of service, equal to 1% of a participant’s compensation, as defined, for the Plan year. In fiscal 2014, 2013 and 2012, the Company contributed $3.1 million, $3.0 million and $2.7 million in cash to the Plan in fulfillment of the 2013, 2012 and 2011 contribution requirement, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

At October 31, 2014, there were 163,525 shares of the Company’s common stock held by the Plan, representing approximately 3.2% of the total number of shares outstanding. Shares of the Company’s common stock credited to each member’s account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are not voted.

Effective March 31, 2014, the Company amended its AEP Union 401(k) Plan to cease elective deferrals and to close the plan to new participants. Effective April 1, 2014, the Plan was amended to allow for the assets and liabilities of the AEP Union 401(k) Savings Plan to be transferred and merged into the Company’s 401(k) Savings Plan. Prior to April 1, 2014, the AEP Union 401(k) Plan was funded solely by employee contributions and covered all eligible AEP Alabama union employees.

Defined Contribution Plan

The Company sponsors a defined contribution plan in Canada. The plan covers full time employees and provides for a base employer contribution of 4.5% of salary plus an additional matching contribution of 50% of employee contributions up to 5% (for a maximum employer contribution of 7% of salary). The Company’s cash contributions related to this plan for each of the fiscal years ending 2014, 2013 and 2012 totaled $0.2 million.

Defined Benefit Plans

The Company has a defined benefit plan in Canada and a defined benefit plan in the United States. Benefits under these plans are based on specified amounts per year of credited service. The Company funds these plans in accordance with the funding requirements of local law and regulations.

Effective March 31, 2014, the Company amended its Alabama Union Employees’ Pension Plan (“Alabama Plan”) to freeze participant benefits and close the plan to new participants. Benefits under the frozen plan are based on years of service. Additionally, during the fourth quarter of fiscal 2014, the Company terminated employment with certain members of the Alabama Plan and paid each a lump sum payment. Due to the volume of lump sum payments processed during the fiscal year, the Company incurred a pension curtailment settlement loss.

The components of the net periodic pension costs for the Canadian defined benefit plan and the AEP Alabama Plan in fiscal 2014, 2013 and 2012, are as follows:

	For the Years Ended October 31,
	2014	2013	2012
	(in thousands)
Service cost	$276	$433	$336
Interest cost	388	367	375
Expected return on assets	(440)	(380)	(355)
Curtailment, settlement loss	53	—	—
Amortization of net actuarial loss	56	117	52
Amortization of prior service cost	119	125	128

Net periodic pension cost	$452	$662	$536

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive (loss) income into net periodic pension cost in fiscal 2015 are:

(in thousands)
Amortization of prior service cost	$116
Amortization of net actuarial loss	50

Total	$166

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets for the Canadian defined benefit plan and the U.S. defined benefit plan is shown below (based on an October 31 measurement date):

	October 31,
	2014	2013
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$8,443	$8,702
Service cost	276	433
Interest cost	388	367
Benefit and expense payments	(559)	(562)
Settlements	53	—
Plan amendments	26	—
Actuarial (gains) losses	549	(244)
Foreign currency exchange rate impact	(468)	(253)

Pension benefit obligation at end of year	8,708	8,443
Change in plan assets:
Fair value of plan assets at beginning of year	7,187	6,281
Company contributions	562	790
Benefit and expense payments	(559)	(562)
Actual return on plan assets	735	913
Foreign currency exchange rate impact	(461)	(235)

Fair value of plan assets at end of year	7,464	7,187

Funded status—consolidated	(1,244)	(1,256)

Funded status—Canada	36	(200)

Funded status—U.S.	(1,280)	(1,056)

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	(1,244)	(1,256)
Amounts recognized in accumulated other comprehensive (loss) income:
Prior service cost	(630)	(778)
Net actuarial loss	(1,488)	(1,383)
Tax effect	577	559

Net amount recognized, after tax	$(1,541)	$(1,602)

Accumulated benefit obligation	$8,708	$8,443

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The components recognized (pre-tax) in accumulated other comprehensive (loss) income remained relatively flat during fiscal 2014 as compared to fiscal 2013 and consisted of actuarial losses arising during the year primarily as a result of a decrease in the discount rate partially offset by a better than expected return on plan assets during 2014, and further offset by amortization of prior service cost and net actuarial losses and by foreign exchange impact.

Investment Policy:

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2014 and 2013 and the target allocation of pension plan assets for fiscal 2015:

	October 31,		Target
	2014	2013	Allocation
Equity securities	62%	62%	61%
Debt securities	32%	32%	35%
Other	6%	6%	4%

Total	100%	100%	100%

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (October 31) were as follows:

	October 31,
	2014	2013	2012
Discount rate	4%	5%	4%
Salary progression rate	0%	0%	0%

The discount rates used for the defined benefit plans in Canada and for U.S. are based on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations.

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	October 31,
	2014	2013	2012
Discount rate	5%	4%	5%
Salary progression rate	0%	0%	0%
Expected long-term rate of return on plan assets	6%	6%	6%

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out of the Canada and U.S. plans for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at October 31, 2014 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during fiscal 2015. Payments from the pension plan are made from the plan assets.

(in thousands)
2015	$204
2016	264
2017	302
2018	355
2019	409
2020-2024, in the aggregate	3,085

During fiscal 2015, the Company expects to contribute $0.4 million to its Canada defined benefit plan and $0.1 million to the U.S. defined benefit plan.

The fair values by category of inputs as of October 31, 2014 were as follows:

	Fair Value as of October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$431	$19	$412	$—
Equity securities	4,671	820	3,851	—
U.S. Government securities	—	—	—	—
Fixed income/debt securities	2,327	356	1,971	—
Other	35	—	35	—

Total	$7,464	$1,195	$6,269	$—

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The fair values by category of inputs as of October 31, 2013 were as follows:

	Fair Value as of October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$388	$79	$309	$—
Equity securities	4,436	852	3,584	—
U.S. Government securities	60	60	—	—
Fixed income/debt securities	2,260	389	1,871	—
Other	43	—	43	—

Total	$7,187	$1,380	$5,807	$—

(10)	Shareholders’ Equity

Share-Based Compensation

The Company has a share-based plan which provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Years Ended October 31,
	2014	2013	2012
	(in thousands)
Cost of sales	$86	$598	$1,111
Selling expense	103	649	1,253
General and administrative expense	884	2,813	4,529

Total	$1,073	$4,060	$6,893

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

As a result of stockholder approval of the 2013 Plan, all awards of stock and stock unit awards subsequent to April 9, 2013 have been granted under the 2013 Plan and no new awards have been made after such date under the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expired in October 2013 except as to awards previously granted prior to that date. At October 31, 2014, 362,727 shares were available to be issued under the 2013 Plan.

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

There were no options granted during the years ended October 31, 2014 and 2013.

The table below presents the weighted average assumptions used to calculate the fair value of stock options granted during the year ended October 31, 2012.

Expected volatility	42.43%
Expected life in years	7.5
Risk-free interest rates	1.43%
Dividend rate	0%
Weighted average fair value per option at date of grant	$15.79

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The following table summarizes the Company’s stock option plans as of October 31, 2014 and changes during each of the years in the three year period ended October 31, 2014:

	1995 Option Plan		2005 Option Plan		Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2011 (142,832 options exercisable)	142,832		85,000		227,832	$23.07	$7.87-42.60
Granted	—		12,000		12,000	$33.67	$33.67
Exercised	(84,473	)(a)	(9,000)		(93,473)	$25.32	$7.87-33.84
Forfeited/Cancelled	—		(2,000)		(2,000)	$42.60	$42.60
Expired	(1,000)		—		(1,000)	$32.80	$32.80

Options outstanding at October 31, 2012 (108,959 options exercisable)	57,359		86,000		143,359	$22.15	$9.30-42.60
Granted	—		—		—	—	—
Exercised	(57,359)		(13,554	)(b)	(70,913)	$14.51	$9.30-38.10
Forfeited/Cancelled	—		—		—	—	—
Expired	—		—		—	—	—

Options outstanding at October 31, 2013 (50,846 options exercisable)	—		72,446		72,446	$29.62	$17.07-42.60	4.5	$2,159
Granted	—		—		—	—	—
Exercised	—		—		—	—	—
Forfeited/Cancelled	—		—		—	—	—
Expired	—		—		—	—	—

Options outstanding at October 31, 2014	—		72,446		72,446	$29.62	$17.07-$42.60	3.7	$1,186

Vested and expected to vest at October 31, 2014	—		72,446		72,446	$29.62		3.7	$1,186

Exercisable at October 31, 2014	—		61,646		61,646	$29.36		3.2	$1,025

(a)	Includes 3,419 options exercised at an exercise price of $9.30 per option and 59,180 options exercised at an exercise price of $31.60 per option for which 54,405 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

(b)	Includes 12,000 options exercised at an exercise price of $38.10 per option for which 6,096 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

The table below presents information related to stock option activity for the years ended October 31, 2014, 2013 and 2012:

	For the Years Ended October 31,
	2014	2013	2012
	(in thousands)
Total intrinsic value of stock options exercised	$—	$4,158	$951
Total fair value of stock options vested	$155	$210	$229

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the years ended October 31, 2014, 2013 and 2012 was $0.1 million, $0.2 million and $0.2 million, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2014, 2013 and 2012, respectively. For fiscal 2014 and 2013, there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position during those periods. For fiscal 2012, there was $1.3 million in excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable, and is included in additional paid in capital at October 31, 2014 and October 31, 2013, respectively.

As of October 31, 2014, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at October 31, 2014 and changes during fiscal 2014 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2013	21,600	$14.86
Granted	—	—
Vested	(10,800)	$14.36
Forfeited	—	—

Non-vested at October 31, 2014	10,800	$15.36

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

For Units granted under the 2005 Option Plan, the Units will immediately vest in the event of (1) the death of an employee, (2) the permanent disability of an employee (within the meaning of the Internal Revenue Code of 1986, as amended) or (3) a termination of employment due to the disposition of any asset, division, subsidiary, business unit, product line or group of the Company or any of its affiliates. In the case of any other termination, any unvested performance units will be forfeited. Notwithstanding the foregoing, the Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change of control, to accelerate the vesting of any award.

For Units granted under the 2013 Plan, if a participant dies during the performance year, the Compensation Committee has the discretion to waive all or a portion of the performance conditions of the Units and any earned Units will be fully vested. If a participant dies after the end of the performance year, all earned Units will become immediately vested upon death. If a participant is terminated for disability during the performance year, the Compensation Committee has the discretion to waive all or a portion of the performance conditions of the Units and to waive all or a portion of the vesting conditions. If a participant is terminated for disability after the performance year, the Compensation Committee has the discretion to waive all or a portion of the vesting conditions. If a participant retires or is terminated by the Company without cause (each as defined in the 2013 Plan) during the performance year, the Compensation Committee has the discretion to permit the participant to receive a pro rata portion of the earned Units based on the Company’s actual performance at the end of the performance year, and has the discretion to waive all or a portion of the vesting conditions. If a participant retires or is terminated by the Company without cause after the performance year, the Compensation Committee has the discretion to waive all or a portion of the vesting conditions. In the event of a change in control (as defined in the 2013 plan) or immediately prior to such event during the performance year, the Compensation Committee has the discretion to permit the participant to receive a pro rata portion of the earned Units based on a calculation specified in the award agreement and to waive all or a portion of the vesting conditions. In the event of a change in control (as defined in the 2013 plan) or immediately prior to such event after the performance year, the Compensation Committee has the discretion to waive all or a portion of the vesting conditions. Upon the occurrence of any other termination of service, any unearned or unvested Units will be forfeited.

Total share-based compensation expense related to the Units was $0.7 million, $3.7 million and $6.7 million for the years ended October 31, 2014, 2013 and 2012, respectively. During the year ended October 31, 2014, the Company paid $2.4 million in cash and issued 1,067 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2014. During the year ended October 31, 2013, the Company paid $2.5 million in cash and issued 757 shares of its common stock, in each case net of withholdings, in settlement of the vesting of the Units occurring during fiscal 2013. During the year ended October 31, 2012, the Company paid $0.9 million

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

in cash and issued 1,591 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2012. At October 31, 2014 and October 31, 2013, there was $1.9 million and $4.0 million in accrued expenses and $2.3 million and $3.4 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of October 31, 2014 and changes during each of the three year periods ended October 31, 2014:

	2005 Option Plan		2013 Option Plan		Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2011	147,891		—		147,891
Unites granted	134,066	(a)	—		134,066
Units exercised	(46,165)		—		(46,165)	$0.00		$1,315
Units forfeited or cancelled	(1,800)		—		(1,800)

Units outstanding at October 31, 2012	233,992		—		233,992
Units granted	45,258	(b)	—		45,258
Units exercised	(66,635)		—		(66,635)	$0.00		$4,068
Units forfeited or cancelled	(8,454	)(b)	—		(8,454)

Units outstanding at October 31, 2013	204,161		—		204,161		1.5	$12,134
Units granted	—		52,896	(c)	52,896	$0.00
Units exercised	(73,650)		—		(73,650)	$0.00		$3,890
Units forfeited or cancelled	(1,200)		(52,896	)(c)	(54,096)

Units outstanding at October 31, 2014 (250 Units exercisable)	129,311		—		129,311	$0.00	1.2	$5,942

Vested and expected to vest at October 31, 2014	126,911		—		126,911	$0.00	1.2	$5,832

Exercisable at October 31, 2014	600	(d)	—		600	$0.00		$23

(a)	More than 100% of the fiscal 2012 Adjusted EBITDA goal was achieved.

(b)	93.5% of the fiscal 2013 Adjusted EBITDA goal was achieved, and therefore, 2,954 Units were forfeited.

(c)	The Units in fiscal 2014 were forfeited in its entirety because the Company did not achieve at least 80% of the Adjusted EBITDA performance goal in such fiscal year.

(d)	These Units immediately vested during the fourth quarter of 2014 due to the death of an employee. The Company is awaiting payout of Units to the estate.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

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

The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation associated with the restricted stock on a straight-line basis over the term which is one year. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the years ended October 31, 2014 and 2013 was $0.3 million and $0.2 million, respectively. As of October 31, 2014, there was $0.1 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over five months.

Treasury Shares

In February 2014 the Company’s Board of Directors authorized a stock repurchase program (the “February 2014 Stock Repurchase Program”) under which the Company could purchase up to $10.0 million of the Company’s common stock. Repurchases could be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants.

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

The U.S. and foreign components of (loss) income, which includes a gain of $1.0 million from bargain purchase of a business in fiscal 2013, before benefit (provision) for income taxes are as follows:

	For the Years Ended October 31,
	2014	2013	2012
	(in thousands)
U.S.	$(12,403)	$10,122	$32,244
Foreign	2,963	5,841	5,156

Total	$(9,440)	$15,963	$37,400

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

The benefit (provision) for income taxes is summarized as follows:

	For the Years Ended October 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$(108)	$15	$(679)
State	206	(689)	(1,211)
Foreign	(952)	(1,598)	(1,315)

	(854)	(2,272)	(3,205)

Deferred:
Federal	4,412	(2,911)	(9,237)
State	475	272	(833)
Foreign	(99)	(304)	(973)

	4,788	(2,943)	(11,043)

Total benefit (provision) for income taxes	$3,934	$(5,215)	$(14,248)

The Company has $14.2 million of undistributed earnings from its Canadian subsidiary at October 31, 2014 after it received a dividend payment of $8.2 million in April 2014. It is anticipated that the balance of these earnings will be remitted in the foreseeable future and the Company has accrued taxes attributable to the repatriation resulting in a net liability of $6.9 million at October 31, 2014. The net liability or tax cost of the repatriation, other than $0.7 million of withholding taxes, will be offset by available foreign tax credits. Undistributed earnings of the Company’s foreign subsidiaries (primarily Canada) were $21.7 million at October 31, 2013.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2014 and 2013 are as follows:

	October 31,
	2014	2013
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$1,178	$528
Inventories	851	979
Alternative minimum tax credits carryforwards	6,421	6,317
State net operating loss carryforwards	1,658	1,458
Net operating loss carryforwards	—	3,088
Capital loss carryforwards	30	30
Foreign tax credits carryforwards	14,527	13,665
Other	4,614	6,013

Total gross deferred tax assets	29,279	32,078
Valuation allowance	(30)	(30)

Total net deferred tax asset	$29,249	$32,048
Deferred tax liabilities:
Depreciation	$(25,753)	$(28,874)
Deferred tax liability on undistributed earnings of foreign subsidiary	(7,650)	(11,818)
Deferred gain on redemption of senior notes	(2,037)	(2,065)
Basis differences related to acquisition	(5,270)	(5,342)
Other	(2,164)	(3,259)

Total gross deferred tax liabilities	$(42,874)	$(51,358)

Total net deferred tax liabilities	$(13,625)	$(19,310)

Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards to an amount that, based on all available information, is more likely than not to be realized. The valuation allowance was $30,000 at October 31, 2014 and October 31, 2013.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2014 expire as follows:

	Related Tax Amount	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
State net operating loss	$40,290	$1,658	Fiscal 2016 - 2034

Total net operating loss carryforwards	$40,290	$1,658

Capital loss carryforwards:
Canada	$240	$30	Indefinite

Total capital loss carryforwards	$240	$30

Tax credit carryforwards:
Foreign tax credits	$14,527	$14,527	Fiscal 2015 - 2024
Alternative minimum tax credit	6,421	6,421	Indefinite

Total tax credit carryforwards	$20,948	$20,948

The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. Management believes that it is more likely than not that the Company’s deferred tax assets, net of existing valuation allowances, at October 31, 2014 will be realized.

A reconciliation of the benefit (provision) for income taxes on (loss) income before benefit (provision) for income taxes to that which would be computed at the statutory rate of 35% for each of the fiscal years 2014, 2013 and 2012, is as follows:

	For the Years Ended October 31,
	2014	2013	2012
	(in thousands)
Provision at statutory rate	$3,304	$(5,587)	$(13,090)
State tax provision, net of federal tax benefit	443	(372)	(1,416)
Differential in the U.S. and Canadian statutory rate	275	541	416
Income taxes accrued on foreign undistributed earnings	—	(130)	(1,060)
Foreign taxes paid and accrued	(260)	(365)	(1,070)
Capital losses expired	—	(8,103)	—
Net valuation allowances reversed	—	8,103	1,788
Non-taxable gain on bargain purchase	—	350	—
Other, net	172	348	184

Benefit (provision) for income taxes	$3,934	$(5,215)	$(14,248)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

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

As of October 31, 2014 and 2013, the Company’s liabilities for unrecognized tax benefits for uncertain tax positions related to certain federal deductions taken for tax purposes and state income taxes, including interest and penalties, were $49,000 and $45,000, respectively, and are included in other long term liabilities in the consolidated balance sheets. The Company classifies interest and penalties on uncertain tax positions as a component of the provision for income taxes. Interest and penalties recognized in the provision for income taxes were $3,858, $3,513, and $3,240 during fiscal 2014, 2013 and 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, seventeen U.S. states and various foreign jurisdictions. Tax years ended October 31, 2013, 2012 and 2011 remain open for U.S. federal taxes. Tax years ended October 31, 2013, 2012 and 2011 remain open for sixteen states. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2010. Additionally, tax years 2008 through 2013 remain open and subject to examination by the governmental agencies in the Company’s various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material adverse effect on its financial position, results of operations or liquidity.

Cash paid for income taxes during fiscal 2014, 2013 and 2012 was $2.0 million, $3.2 million and $3.3 million, respectively.

(12)	Commitments and Contingencies

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through March 31, 2020. Rental expense under all leases was $8.1 million, $9.0 million and $8.0 million for fiscal 2014, 2013 and 2012, respectively. Rental income under all non-cancellable subleases was $0.5 million, $0.7 million and $0.6 million for fiscal 2014, 2013 and 2012, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Commitments and Contingencies (Continued)

Under the terms of noncancellable operating leases with terms greater than one year (including the rental payments for the Cartersville and Fontana facilities), the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases	Sublease Income
	(in thousands)
2015	$7,366	$90
2016	4,822	—
2017	3,375	—
2018	1,737	—
2019	847	—
Thereafter	516	—

Total minimum lease payments	$18,663	$90

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

The Company’s operations are conducted within one business segment, the production, manufacture and distribution of flexible plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada. The results reported within the Other Foreign operations relates to the Company’s New Zealand subsidiary which was liquidated in the fourth quarter of fiscal 2012.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Segment and Geographic Information (Continued)

Income from operations includes all costs and expenses directly related to the geographical area, including intercompany interest income and expense. Identifiable assets are those used in the operations of those geographical areas.

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2014, 2013 and 2012, respectively, is as follows:

	United States	Canada	Total
	(in thousands)
2014
Sales—external customers	$1,117,404	$75,586	$1,192,990
Intercompany sales	43,739	—	43,739
Gross profit	109,901	12,004	121,905
Operating income	5,448	4,413	9,861
Interest income	17	67	84
Interest expense	19,557	14	19,571
Depreciation and amortization	31,244	263	31,507
Benefit (provision) for income taxes	4,725	(791)	3,934
Net (loss) income	(7,678)	2,172	(5,506)
Provision for losses on accounts receivable, note receivable and inventories	2,042	81	2,123
Geographical area assets	425,533	21,413	446,946
Goodwill	3,697	3,174	6,871
Capital expenditures	26,353	190	26,543

	United States	Canada	Total
	(in thousands)
2013
Sales—external customers	$1,071,410	$72,442	$1,143,852
Intercompany sales	36,677	—	36,677
Gross profit	139,263	15,209	154,472
Operating income	26,096	7,220	33,316
Interest income	3	57	60
Interest expense	18,700	13	18,713
Depreciation and amortization	28,303	289	28,592
Provision for income taxes	(3,678)	(1,537)	(5,215)
Net income	6,444	4,304	10,748
Provision for losses on accounts receivable and inventories	220	52	272
Geographical area assets	440,089	31,474	471,563
Goodwill	3,697	3,174	6,871
Capital expenditures	46,622	58	46,680

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Segment and Geographic Information (Continued)

	North America
	United States	Canada	Other Foreign	Total
	(in thousands)
2012
Sales—external customers	$1,075,672	$76,863	$—	$1,152,535
Intercompany sales	40,627	—	—	40,627
Gross profit	168,566	14,177	—	182,743
Operating income	49,585	6,063	—	55,648
Interest income	8	48	—	56
Interest expense	19,057	20	—	19,077
Translation adjustment reversal into income	—	—	692	692
Depreciation and amortization	22,524	304	—	22,828
Provision for income taxes	(13,030)	(1,218)	—	(14,248)
Net income	19,214	3,245	693	23,152
Provision for losses on accounts receivable and inventories	218	65	—	283
Geographical area assets	411,102	20,341	—	431,443
Goodwill	3,697	3,174	—	6,871
Capital expenditures	41,820	180	—	42,000

Net sales by product line are as follows:

	For the Years Ended October 31,
	2014	2013	2012
	(in thousands)
Custom films	$379,682	$341,608	$347,258
Stretch (pallet) wrap	361,067	352,125	337,078
Food contact	183,366	185,950	197,205
PROformance Films®	69,220	71,652	76,227
Canliners	126,737	125,615	123,718
Printed and converted films	25,648	25,361	23,105
Other products and specialty films	47,270	41,541	47,944

Total	$1,192,990	$1,143,852	$1,152,535

(14)	Accumulated Other Comprehensive (Loss) Income

The accumulated balances at October 31, related to each component of accumulated other comprehensive (loss) income are as follows:

	2014	2013	2012
	(in thousands)
Foreign currency translation adjustments	$1,400	$2,138	$2,969
Unrecognized prior service cost and actuarial losses related to Canadian and U.S. defined benefit pension plans, net of tax	(1,541)	(1,602)	(2,390)

Total accumulated other comprehensive (loss) income	$(141)	$536	$579

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	Accumulated Other Comprehensive (Loss) Income (Continued)

The accumulated other comprehensive loss related to the Company’s pension plans is net of tax benefits of $0.6 million, $0.6 million and $0.9 million at October 31, 2014, 2013 and 2012, respectively.

(15)	Related Party Transactions

During fiscal 2014, 2013 and 2012, $71,619, zero and $373,907, was paid to Skadden, Arps, Slate, Meagher and Flom LLP, one of the Company’s outside legal counsel, in which the brother of the Company’s Vice President and Controller is a partner. At October 31, 2014 and 2013, the Company owed zero and $21,514, respectively, to Skadden, Arps, Slate, Meagher and Flom LLP.

During fiscal 2014, 2013 and 2012, $56,610, $96,325 and $79,513, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer and brother-in-law of the Vice President and Controller, for the production of the Company’s Annual Report and the production of marketing brochures. At October 31, 2014 and 2013, the Company owed $18,750 and zero, respectively, to D.E. Smith Corp.

During fiscal 2014, 2013 and 2012 the Company sold $650,591, $667,483 and $564,690 of product, respectively, to Allstate Poly in which the brother of the Executive Vice President, Sales and Marketing is a partner. At October 31, 2014 and 2013, the Company was owed $140,290 and $159,877 from Allstate Poly, respectively.

(16)	Quarterly Financial Data (Unaudited)

	January 31,		April 30,	July 31,		October 31,
	(in thousands, except per share data)
2014
Net sales	$272,517		$294,942	$308,846		$316,685
Gross profit	$24,584		$29,992	$33,212		$34,117
Net (loss) income	$(3,727)		$(2,724)	$1,235	(A)	$(290	)(B)
Basic (Loss) Earnings per Common Share:
Net (loss) income per common share	$(0.67)		$(0.49)	$0.24		$(0.06)

Diluted (Loss) Earnings per Common Share:
Net (loss) income per common share	$(0.67)		$(0.49)	$0.24		$(0.06)

	January 31,		April 30,(D)	July 31,		October 31,
2013
Net sales	$267,142		$285,574	$291,873		$299,263
Gross profit	$42,434		$37,213	$37,669		$37,156
Net income	$6,910	(C)	$1,060	$1,788		$990
Basic Earnings per Common Share:
Net income per common share	$1.25		$0.19	$0.32		$0.18

Diluted Earnings per Common Share:
Net income per common share	$1.23		$0.19	$0.32		$0.18

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Quarterly Financial Data (Unaudited) (Continued)

Earnings per share are computed independently for each of the quarters presented.

(A)	Includes $2.1 million in business interruption insurance recoveries resulting from damages sustained in the relocation of equipment purchased from Transco in Quebec, Canada to our Bowling Green, Kentucky facility.

(B)	Includes $2.0 million related to the full provision of a note receivable owed from a distributor estimated to be uncollectible.

(C)	Includes $1.0 million gain on bargain purchase of a business.

(D)	During the third quarter of fiscal 2013, the Company identified an error that originated in the second quarter of fiscal 2013 and concluded that the error was not material to the previously reported results. The immaterial misstatement was the result of a keying error at the point of applying a credit in the Company’s operating system. The Company has since implemented policies and procedures to prevent this type of error from recurring. The previously issued second quarter interim financial statements for fiscal 2013 were revised resulting in an increase to net sales. Net sales and gross profit for the three months ended April 30, 2013, were increased by $1,270,000. Net income for the three months ended April 30, 2013 was increased by $838,000. The net effect on basic and diluted net income per common share for the three months ended April 30, 2013, was an increase of $0.15 per share.

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE

II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED OCTOBER 31, 2014

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Other (a)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2014:
Allowance for doubtful accounts	$2,992	$94	$243	$(12)	$2,831
Inventories	$115	$26	$20	$(9)	$112
Allowance for uncollectible note receivable	$—	$2,003	$—	$—	$2,003
YEAR ENDED OCTOBER 31, 2013:
Allowance for doubtful accounts	$3,198	$260	$457	$(9)	$2,992
Inventories	$117	$12	$8	$(6)	$115
YEAR ENDED OCTOBER 31, 2012:
Allowance for doubtful accounts	$3,333	$252	$389	$2	$3,198
Inventories	$89	$31	$3	$—	$117

(a)	Represents foreign exchange effect.

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints J. Brendan Barba and Paul M. Feeney as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the Securities and Exchange Commission (“SEC”), and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEP INDUSTRIES INC.

Dated: January 14, 2015	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 14, 2015	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: January 14, 2015	By:	/S/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance Chief Financial Officer and Director (principal financial officer)

Dated: January 14, 2015	By:	/S/ LINDA N. GUERRERA
Linda N. Guerrera Vice President, Controller (principal accounting officer)

Dated: January 14, 2015	By:	/S/ JOHN J. POWERS
John J. Powers Director

Dated: January 14, 2015	By:	/S/ ROBERT T. BELL
Robert T. Bell Director

Dated: January 14, 2015	By:	/S/ IRA M. BELSKY
Ira M. Belsky Director

Dated: January 14, 2015	By:	/S/ RICHARD E. DAVIS
Richard E. Davis Director

Dated: January 14, 2015	By:	/S/ FRANK P. GALLAGHER
Frank P. Gallagher Director

Dated: January 14, 2015	By:	/S/ LEE C. STEWART
Lee C. Stewart Director

INDEX TO EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the “Company”)		10-Q	04/30/97	3(a)	06/13/97
3.2	Seventh Amended and Restated By-Laws of the Company		8-K		3.1	11/06/13
3.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of the Company		8-K		3.1	03/31/11
4.1	Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	04/18/11
4.2	First Supplemental Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, between the Company and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee		8-K		4.4	04/18/11
4.3	Form of 8.25% Senior Note due 2019		8-K		4.2	04/18/11
4.4	Second Amended and Restated Loan and Security Agreement, dated February 22, 2012, by and among the Company, Wells Fargo Bank National Association, as Agent, and the financial institutions party thereto as lenders		8-K		4	02/27/12
4.5	Amended and Restated Rights Agreement, dated as of March 28, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	03/28/14
4.6	First Amendment to Amended and Restated Rights Agreement, dated April 16, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	04/21/14
*10.1	Amended and Restated 2005 Stock Option Plan of the Company		10-K	10/31/08	10.1	01/27/09
*10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1	06/20/06
*10.3	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, for 409A compliance		10-K	10/31/08	10.3	01/27/09
*10.4	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4	05/10/06
*10.5	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5	05/10/06

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
*10.6	2013 Omnibus Incentive Plan of the Company		Schedule 14A		Annex A	02/22/13
*10.7	Form of Performance Unit Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.2	04/11/13
*10.8	Form of Restricted Stock Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.3	04/11/13
*10.9	Form of Stock Option Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.4	04/11/13
*10.10	Form of Management Incentive Plan of the Company	X
*10.11	Summary of Non-Employee Director Compensation		10-K	10/31/12	10.9	01/22/13
*10.12	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba		8-K		10.1	05/13/05
*10.13	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney		8-K		10.2	05/13/05
*10.14	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers………		8-K		10.3	05/13/05
*10.15	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K		10.5	05/13/05
*10.16	Employment Agreement, effective as of November 1, 2004, between the Company and Lawrence R. Noll		8-K		10.6	05/13/05
*10.17	Employment Agreement, effective as of November 1, 2008, between the Company and Linda N. Guerrera		10-K	10/31/08	10.17	01/27/09
*10.18	Form of Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, Paul C. Vegliante, Lawrence R. Noll and Linda N. Guerrera, for 409A compliance, effective December 2008		10-K	10/31/08	10.18	01/27/09
10.19	Agreement with Stockholders, dated April 16, 2014, among the Company, KSA Capital Management, LLC, Daniel D. Khoshaba and KSA Capital Master Fund, Ltd.		8-K		10.1	04/21/14
21	List of subsidiaries of the Company at January 14, 2015	X
23	Consent of KPMG LLP	X

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
24	Power of Attorney (set forth on signature page)	X
31.1	Section 302 Certification—CEO	X
31.2	Section 302 Certification—CFO	X
32.1	Section 906 Certification—CEO	X
32.2	Section 906 Certification—CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	A management contract or compensatory arrangement required to be filed.