Form 10-Q
period 2015-01-31
AEP INDUSTRIES INC
filed 2015-03-12
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 9, 2015 was 5,083,095.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2015	October 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$557	$867
Accounts receivable, less allowance for doubtful accounts of $2,788 and $2,831 in 2015 and 2014, respectively	102,680	119,355
Inventories, net	91,903	86,420
Deferred income taxes	6,563	2,697
Other current assets	6,345	6,867

Total current assets	208,048	216,206

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $385,838 and $378,306 in 2015 and 2014, respectively	209,986	216,509
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $2,541 and $2,412 in 2015 and 2014, respectively	3,871	4,000
OTHER ASSETS	3,140	3,360

Total assets	$431,916	$446,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,515	$2,636
Accounts payable	76,873	81,890
Accrued expenses	27,769	28,484

Total current liabilities	107,157	113,010
LONG-TERM DEBT	242,707	253,695
DEFERRED INCOME TAXES	19,434	16,322
OTHER LONG-TERM LIABILITIES	3,124	4,222

Total liabilities	372,422	387,249

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,218,190 and 11,215,691 shares issued in 2015 and 2014, respectively	112	112
Additional paid-in capital	113,133	112,978
Treasury stock at cost, 6,135,095 shares in 2015 and 2014, respectively	(189,810)	(189,810)
Retained earnings	137,034	136,558
Accumulated other comprehensive loss	(975)	(141)

Total shareholders’ equity	59,494	59,697

Total liabilities and shareholders’ equity	$431,916	$446,946

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2015	2014
NET SALES	$275,439	$272,517
COST OF SALES	242,875	247,933

Gross profit	32,564	24,584
OPERATING EXPENSES:
Delivery	11,617	12,018
Selling	8,603	8,658
General and administrative	6,771	5,576

Total operating expenses	26,991	26,252

Operating income (loss)	5,573	(1,668)
OTHER (EXPENSE) INCOME:
Interest expense	(4,916)	(4,783)
Other, net	—	87

Income (loss) before (provision) benefit for income taxes	657	(6,364)
(PROVISION) BENEFIT FOR INCOME TAXES	(181)	2,637

Net income (loss)	$476	$(3,727)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.09	$(0.67)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$0.09	$(0.67)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2015	2014
Net income (loss)	$476	$(3,727)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(863)	(1,224)
Amortization of prior service cost and actuarial net loss, net of tax of $10 and $11 for 2015 and 2014, respectively	29	33

Total other comprehensive loss	(834)	(1,191)

Comprehensive loss	$(358)	$(4,918)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$476	$(3,727)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,014	7,776
Change in LIFO reserve	(9,362)	1,874
Amortization of debt fees	238	239
Provision for losses on accounts receivable and inventories	123	26
Change in deferred income taxes	17	(2,671)
Share-based compensation expense (income)	1,326	(450)
Other	101	(13)
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,769	6,404
Decrease (increase) in inventories	3,436	(11,278)
Decrease (increase) in other current assets	358	(503)
Decrease (increase) in other assets	15	(68)
(Decrease) increase in accounts payable	(4,675)	9,445
Decrease in accrued expenses	(2,078)	(3,355)
Increase in other long-term liabilities	6	15

Net cash provided by operating activities	14,764	3,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,952)	(9,306)
Net proceeds from dispositions of property, plant and equipment	—	20

Net cash used in investing activities	(2,952)	(9,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on credit facility	(10,410)	(4,700)
Proceeds from capital lease obligations	—	658
Repayments of Pennsylvania industrial loan	(21)	(27)
Principal payments on capital lease obligations	(646)	(773)
Principal payments on mortgage loan note	(32)	(30)
Proceeds from exercise of stock options	38	—
Payments of withholding taxes on performance units	(713)	(698)

Net cash used in financing activities	(11,784)	(5,570)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(338)	(771)

Net decrease in cash	(310)	(11,913)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	867	13,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$557	$1,406

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Equipment financed through capital lease obligation	$—	$917

Cash paid during the period for interest	$496	$412

Cash paid during the period for income taxes	$325	$453

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2015, and the consolidated results of operations, consolidated comprehensive loss and consolidated cash flows for the three months ended January 31, 2015 and 2014, respectively, have been made. The consolidated results of operations for the three months ended January 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Certain information and footnote disclosures normally included in audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014, filed with the Commission on January 14, 2015.

The Company evaluates all subsequent events prior to filing and has implemented all new accounting pronouncements that are in effect and that may materially impact its consolidated financial statements.

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

(2) EARNINGS PER SHARE

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows:

	For the Three Months Ended January 31,
	2015	2014
Weighted average common shares outstanding:
Basic	5,080,911	5,601,326
Effect of dilutive securities:
Options to purchase shares of common stock	26,071	—

Diluted	5,106,982	5,601,326

For each of the three month periods ended January 31, 2015 and 2014, the Company had zero stock options outstanding that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods. For the three months ended January 31, 2014, the Company had 25,587 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

(3) INVENTORIES

Inventories, stated at the lower of cost (last-in, first-out method (“LIFO”) for the U.S. operations, and the first-in, first-out method (“FIFO”) for the Canadian operation, supplies and printed and converted finished goods for the U.S. operation) or market, include material, labor and manufacturing overhead costs, less vendor rebates. The Company establishes a reserve in those situations in which cost exceeds market value.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) INVENTORIES (Continued)

Inventories are comprised of the following:

	January 31, 2015	October 31, 2014
	(in thousands)
Raw materials	$45,354	$46,810
Finished goods	76,184	78,464
Supplies	5,711	5,854

	127,249	131,128
Less: LIFO reserve	(35,346)	(44,708)

Inventories, net	$91,903	$86,420

The LIFO method was used for determining the cost of approximately 85% and 84% of total inventories at January 31, 2015 and October 31, 2014, respectively. Due to the volatility of resin pricing, the interim LIFO calculations are based on actual inventory levels and current pricing, and are not necessarily indicative of the valuation under the LIFO method at the end of the fiscal year. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(4) DEBT

A summary of the components of debt is as follows:

	January 31, 2015	October 31, 2014
	(in thousands)
Credit facility (a)	$30,100	$40,510
8.25% senior notes due 2019	200,000	200,000
Pennsylvania industrial loan	945	966
Mortgage loan note	3,069	3,101
Capital leases (b)	11,108	11,754
Foreign bank borrowings (c)	—	—

Total debt	245,222	256,331
Less: current portion	2,515	2,636

Long-term debt	$242,707	$253,695

(a)	Credit Facility

Borrowings and letters of credit available under the credit facility with Wells Fargo Bank National Association (“Wells Fargo”) are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The Company had weighted average borrowings under the credit facility of $46.5 million and $33.4 million, with a weighted average interest rate of 2.6% and 3.2% during the three months ended January 31, 2015 and 2014, respectively. The sum of the eligible assets at January 31, 2015 and October 31, 2014 supported a borrowing base of $147.5 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

outstanding totaling $2.9 million and $2.1 million at January 31, 2015 and October 31, 2014, respectively. Availability at January 31, 2015 and October 31, 2014 under the credit facility was $114.5 million and $107.4 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

Excess Availability (as defined therein) under the credit facility ranged from $87.4 million to $131.7 million during the three months ended January 31, 2015 and from $85.1 million to $137.8 million during the three months ended January 31, 2014.

(b)	Capital leases

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

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
2015	$2,070
2016	2,429
2017	2,429
2018	2,430
2019	2,261
Thereafter	533

Total minimum lease payments	12,152
Less: Amounts representing interest	1,044

Present value of minimum lease payments	11,108
Less: Current portion of obligations under capital leases	2,299

Long-term portion of obligations under capital leases	$8,809

(c)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at January 31, 2015 and October 31, 2014. Availability under the Canadian credit facility at January 31, 2015 and October 31, 2014 was $5.0 million in Canadian dollars or US$3.9 million and US$4.4 million, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

Principal payments required on all debt outstanding during each of the next five fiscal years are as follows:

	(in thousands)
	Debt	Capital leases	Total
2015	$161	$1,776	$1,937
2016	222	2,123	2,345
2017	30,332	2,202	32,534
2018	242	2,284	2,526
2019	200,252	2,199	202,451
Thereafter	2,905	524	3,429

	$234,114	$11,108	$245,222

Fair Value

The carrying value and fair value of the Company’s fixed rate debt at January 31, 2015 and October 31, 2014 are as follows:

	January 31, 2015		October 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$202,126	$200,000	$205,750
Mortgage loan note (a)	3,069	3,069	3,101	3,101
Pennsylvania industrial loan	945	945	966	966
Capital leases	11,108	11,108	11,754	11,754

Total	$215,122	$217,248	$215,821	$221,571

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

The fair value of the 2019 notes is based on quoted market rates (Level 1). The Company derives its fair value estimates of the Pennsylvania industrial loan, the mortgage note and the capital leases based on observable inputs (Level 2). Observable market inputs used in the calculation of the fair value of the Pennsylvania industrial loan and the capital leases include evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. The fair value of the Company’s variable rate debt (credit facility) approximates fair value due to the availability and floating rate for similar instruments.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) ACCRUED EXPENSES

At January 31, 2015 and October 31, 2014, accrued expenses consist of the following:

	January 31, 2015	October 31, 2014
	(in thousands)
Payroll and employee related	$7,920	$8,084
Customer rebates	5,771	8,963
Interest	4,906	824
Accrual for performance units	1,797	1,896
Other (A)	7,375	8,717

Accrued expenses	$27,769	$28,484

(A)	No individual item exceeded 5% of current liabilities.

(6) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan, which provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation expense (income) related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended January 31,
	2015	2014
	(in thousands)
Cost of sales	$216	$(103)
Selling expense	226	(111)
General and administrative expense	884	(236)

Total	$1,326	$(450)

Share-Based Plans

At the annual meeting of stockholders of the Company on April 9, 2013, stockholders approved the AEP Industries Inc. 2013 Omnibus Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the award to non-employee directors and key employees of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 375,000 shares of the Company’s common stock. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2015 and 2014 was made from new shares.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

As a result of stockholder approval of the 2013 Plan, all awards of stock and stock unit awards subsequent to April 9, 2013 have been granted under the 2013 Plan and no new awards have been made after such date under the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expired in October 2013 except as to awards previously granted prior to that date. At January 31, 2015, 218,230 shares were available to be issued under the 2013 Plan.

Stock Options

There were no options granted during the three months ended January 31, 2015 or 2014.

The following table summarizes the Company’s stock option plan as of January 31, 2015, and changes during the three months ended January 31, 2015:

	2005 Option Plan	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2014 (61,646 options exercisable)	72,446	$29.62	$17.07-42.60	3.7	$1,186
Exercised	(2,000)	$19.33	$19.33

Options outstanding at January 31, 2015	70,446	$29.91	$17.07-42.60	3.5	$1,423

Vested and expected to vest at January 31, 2015	70,446	$29.91		3.5	$1,423

Exercisable at January 31, 2015	59,646	$29.70		3.0	$1,218

The table below presents information related to stock option activity for the three months ended January 31, 2015 and 2014:

	For the Three Months Ended January 31,
	2015	2014
	(in thousands)
Total intrinsic value of stock options exercised	$72	$—
Total fair value of stock options vested	$—	$—

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three months ended January 31, 2015 and 2014 was approximately $20,000 and $30,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2015 and 2014, respectively. For the three months ended January 31, 2015 and 2014, there was no excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable. For fiscal 2012, there was $1.3 million in excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable, and is included in additional paid in capital at January 31, 2015 and October 31, 2014, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

As of January 31, 2015, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

There were no changes in the Company’s non-vested stock options during the three months ended January 31, 2015.

Performance Units

Total share-based compensation expense (income) related to the Company’s performance units (“Units”) was approximately $1.2 million and $(0.6) million for the three months ended January 31, 2015 and 2014, respectively. At January 31, 2015 and October 31, 2014, there was $1.8 million and $1.9 million in accrued expenses, respectively, and $1.2 million and $2.3 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of January 31, 2015, and changes during the three months ended January 31, 2015:

	2005 Option Plan	2013 Option Plan	Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2014	129,311	—	129,311	$0.00	1.2	$5,942
Units granted	—	146,497	146,497	$0.00
Units exercised	(43,609)	—	(43,609)	$0.00		$2,431
Units forfeited or cancelled	(400)	(2,000)	(2,400)

Units outstanding at January 31, 2015	85,302	144,497	229,799	$0.00	2.4	$11,508

Vested and expected to vest at January 31, 2015	83,902	134,597	218,499	$0.00	2.4	$10,942

Exercisable at January 31, 2015	600 (a)	—	600			$23

(a)	These Units immediately vested during the fourth quarter of 2014 due to the death of an employee. As of January 31, 2015, the Company was awaiting payout of Units to the estate.

During the three months ended January 31, 2015, the Company paid $1.6 million in cash and issued 499 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first quarter of fiscal 2015. During the three months ended January 31, 2014, the Company paid $1.5 million in cash and issued 613 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first quarter of 2014. Subsequent to the first quarter of the prior year, in February 2014, the Company paid $0.9 million in cash and issued 454 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of the remaining Units occurring during the first quarter of 2014.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

Restricted Stock

Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for each of the three months ended January 31, 2015 and 2014, was $0.1 million. As of January 31, 2015, there was approximately $46,000 of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over two months.

(7) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment - the production, manufacture and distribution of flexible plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

Operating income (loss) includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$261,047	$14,392	$275,439
Intercompany sales	7,808	—	7,808
Gross profit	30,119	2,445	32,564
Operating income	4,900	673	5,573

	For the Three Months Ended January 31, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$255,525	$16,992	$272,517
Intercompany sales	10,079	—	10,079
Gross profit	22,032	2,552	24,584
Operating (loss) income	(2,342)	674	(1,668)

Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2015	2014
	(in thousands)
Custom films	$87,458	$84,668
Stretch (pallet) wrap	81,526	84,500
Food contact	40,550	45,034
Canliners	33,961	28,817
PROformance Films®	16,811	14,201
Printed and converted films	5,186	5,788
Other products and specialty films	9,947	9,509

Total	$275,439	$272,517

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

Under the terms of noncancellable operating leases with terms greater than one year (including the rental payments for the Cartersville facility), the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases	Sublease Income
	(in thousands)
Remainder of 2015	$5,764	$60
2016	5,085	—
2017	3,623	—
2018	1,972	—
2019	1,083	—
Thereafter	1,692	—

Total minimum lease payments	$19,219	$60

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

(9) SUBSEQUENT EVENT

A collective bargaining agreement in the Pennsylvania plant covering approximately 150 employees expired in January 2015. A new collective bargaining agreement was signed on February 12, 2015 and expires on January 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain or increase sales and profits of our operations (including our attempt to drive future costs out of our business), and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the timing and completion, in part or full, of the significant capacity increase by North American resin producers in future years and its impact on future resin pricing; the ability to pass raw material price increases to customers in full or in a timely fashion; the ability to implement non-resin price increases with customers; delayed purchases by certain customers during periods when resin prices are expected to decrease in the near term; the availability of raw materials; competition in existing and future markets; disruptions in the global economic and financial market environment; limited contractual relationships with customers; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2014 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 and reports filed thereafter with the SEC, and other publicly available information.

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

The primary raw materials used in the manufacture of our products are polyethylene (“PE”) and polyvinyl chloride (“PVC”) resins. The prices of these materials are primarily a function of the price of petroleum and natural gas, and therefore typically are volatile. Since resin costs fluctuate, selling prices are generally determined as a “spread” over resin costs, usually expressed as cents per pound. Consequently, we review and manage our operating revenues and expenses on a per pound basis. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with higher gross profit margins. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In a period of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are PE and PVC resins, which total approximately 92% and 7%, respectively, of our total plastic resin purchases by volume. Following two fiscal years of resin price increases resulting in an aggregate increase of $0.23 per pound, polyethylene resin prices decreased a total of $0.11 per pound during our first quarter ended January 31, 2015. Comparing average PE resin costs during the three months ended January 31, 2015 versus the three months ended January 31, 2014, prices were 1% or $0.01 per pound lower. Even though natural gas is used as feedstock in most North American PE production, the price of oil is used to set resin prices worldwide. With oil prices lowering and increased PE resin capacity forecasted, we believe that PE resin costs will continue to decrease in fiscal 2015, although the timing and magnitude of the impact is uncertain.

Due to the time lag in passing through changes in resin costs to customers, our results are negatively impacted in the short term when resin costs increase and are positively impacted when resin costs decrease. However, during periods of resin price decreases, as occurred in our first fiscal quarter of fiscal 2015, we do not realize the full benefit of the price reduction in our margin. As resin prices decrease, certain customers, especially in our stretch product line, will keep their inventory levels as low as possible and delay purchases in anticipation of further price decreases. Volatility in resin prices in consecutive periods, both decreases and increases, creates instability in the purchasing by the customer. If such prices were to increase, there can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in full or on a timely basis, shorten the time lag in adjusting sell prices, or win in a competitive bid process.

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

Results of Operations -First Quarter of Fiscal 2015 Compared to First Quarter of Fiscal 2014

The following table presents unaudited selected financial data for the three months ended January 31, 2015 and 2014 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	January 31, 2015		January 31, 2014		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$275,439	$1.28	$272,517	$1.24	1.1%	$2,922
Gross profit	32,564	0.15	24,584	0.11	32.5%	7,980
Operating expenses:
Delivery	11,617	0.06	12,018	0.05	(3.3)%	(401)
Selling	8,603	0.04	8,658	0.04	(0.6)%	(55)
General and administrative	6,771	0.03	5,576	0.03	21.4%	1,195

Total operating expenses	$26,991	$0.13	$26,252	$0.12	2.8%	$739

Pounds sold		214,386 lbs.		219,969 lbs.

Net Sales

The increase in net sales for the three months ended January 31, 2015 as compared to the prior year comparable period was the result of a 4% increase in average selling prices, positively affecting net sales by $11.4 million, partially offset by a 2.5% decrease in sales volume negatively affecting net sales by $7.2 million. The decline in volume was primarily due to delays in customer orders as a result of declining resin prices, most notably in our stretch product line. The first quarter of 2015 also included a $1.3 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $9.4 million decrease in the LIFO reserve during the first quarter of fiscal 2015 versus a $1.9 million increase in the LIFO reserve during the first quarter of fiscal 2014, representing a decrease of $11.3 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter, an increase in depreciation expense of $1.3 million and an increase in share-based compensation costs associated with our performance units of $0.3 million, gross profit decreased $1.7 million resulting primarily from decreased volumes sold and higher manufacturing costs, including employee health costs, partially offset by improved material margins.

Operating Expenses

Operating expenses increased $0.7 million during the first quarter of fiscal 2015 versus the first quarter of fiscal 2014 primarily due to a $1.5 million increase in share-based compensation costs associated with our performance units, partially offset by a decrease in delivery expenses of $0.4 million primarily due to lower volumes sold and a decrease of $0.3 million in salaries expense due to headcount reduction.

Interest Expense

Interest expense for the three months ended January 31, 2015 increased $0.1 million as compared to the prior year period resulting primarily from an increase in unrealized losses on our interest rate swap as compared to the prior year period.

Income Tax Provision

The provision for income taxes for the three months ended January 31, 2015 was $0.2 million on income before the provision for income taxes of $0.7 million. The difference between our effective tax rate of 27.5 percent for the three months ended January 31, 2015 and the U.S. statutory tax rate of 35.0 percent, primarily relates to the differential in the U.S and Canadian statutory rates (-4.4%) and net permanent differences (-5.0%), partially offset by the provision for state taxes in the United States, net of federal provision (+1.8%).

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
	(in thousands)	(in thousands)
Net income (loss)	$476	$(3,727)
Provision (benefit) for income taxes	181	(2,637)
Interest expense	4,916	4,783
Depreciation and amortization expense	9,014	7,776
(Decrease) increase in LIFO reserve	(9,362)	1,874
Other non-operating income, net	—	(87)
Share-based compensation	1,326	(450)

Adjusted EBITDA	$6,551	$7,532

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

We continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of January 31, 2015, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $244.7 million, compared with $255.5 million at the end of fiscal 2014. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $118.4 million at January 31, 2015.

Our working capital amounted to $100.9 million at January 31, 2015 compared to $103.2 million at October 31, 2014. We used the LIFO method for determining the cost of approximately 85% of our total inventories at January 31, 2015. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $136.2 million and $147.9 million at January 31, 2015 and October 31, 2014, respectively. During the three months ended January 31, 2015, the LIFO reserve decreased $9.4 million to $35.3 million primarily as a result of decreased resins costs. Despite the possible negative effects on our results of operations and our financial position during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

We expect that the trend of decreasing resin prices, to the extent it continues, will result in a decrease in our investment in working capital and therefore, have a favorable impact on our cash flows from operating activities. We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the three months ended January 31, 2015 and 2014:

	For the Three Months Ended January 31,
	2015	2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$14,764	$3,714
Investing activities	(2,952)	(9,286)
Financing activities	(11,784)	(5,570)
Effect of exchange rate changes on cash	(338)	(771)

Decrease in cash and cash equivalents	$(310)	$(11,913)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $0.6 million at January 31, 2015, as compared to $0.9 million at October 31, 2014. Cash provided by operating activities during the three months ended January 31, 2015 was $14.8 million, which includes net income of $0.5 million adjusted for non-cash items totaling $1.5 million primarily related to depreciation and amortization of $9.0 million and $1.3 million in share-based compensation, partially offset by a decrease in LIFO reserve of $9.4 million. Cash provided by operating activities also includes a $15.8 million decrease in accounts receivable primarily due to lower sales in the first quarter of fiscal 2015 as compared to the fourth quarter of 2014 and a $3.4 million decrease in inventories, excluding the non-cash effects of LIFO, primarily due to decreased resin prices. Cash used by operating activities primarily includes a $4.7 million decrease in accounts payable primarily due to lower resin costs and a $2.1 million decrease in accrued expenses primarily as a result of timing of payments related to customer annual rebates, property taxes and interest.

Investing Activities

Net cash used in investing activities during the three months ended January 31, 2015 was $3.0 million, resulting from capital expenditures during the period.

Financing Activities

Net cash used in financing activities during the three months ended January 31, 2015 was $11.8 million, resulting primarily from $10.4 million in net repayments of borrowings under our credit facility, $0.7 million in payments of withholding taxes related to our performance units and $0.6 million in principal payments on capital lease obligations.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at January 31, 2015 and October 31, 2014 under the credit facility was $114.5 million and $107.4 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at January 31, 2015 and October 31, 2014. Availability under the Canadian credit facility at January 31, 2015 and October 31, 2014 was $5.0 million Canadian dollars (US$3.9 million and US$4.4 million, respectively).

Please refer to Note 4 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of January 31, 2015 are as follows:

	For the Years Ending October 31,
	Borrowings (1)	Interest on Fixed Rate Borrowings (2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2015	$161	$16,613	$2,070	$5,764	$24,608
2016	222	16,644	2,429	5,085	24,380
2017	30,332	16,634	2,429	3,623	53,018
2018	242	16,625	2,430	1,972	21,269
2019	200,252	8,502	2,261	1,083	212,098
Thereafter	2,905	274	533	1,692	5,404

Total	$234,114	$75,292	$12,152	$19,219	$340,777

(1)	Borrowings include $30.1 million under our credit facility maturing on February 21, 2017, $200.0 million aggregate principal amount of 2019 notes, a $3.1 million ten-year mortgage note due August 2022 related to the purchase of the Company’s corporate headquarters, and $0.9 million of a Pennsylvania industrial loan. See Note 4 of the consolidated financial statements for further discussion of our debt.

(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $15 million to $20 million of capital expenditures during the remainder of fiscal 2015.

With regards to the AEP Industries Inc. 401(k) Savings Plan (“401(k) Plan”), we contributed $3.2 million in cash in February 2015 to the 401(k) Plan effective for the 2014 year contributions.

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

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the U.S. Securities and Exchange Commission on January 14, 2015.

There were no material changes to our critical accounting policies during the three months ended January 31, 2015.

New Accounting Pronouncements

Please refer to Note 1 of the consolidated financial statements for further discussion of new accounting pronouncements not yet effective.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations, cash flows and financial condition. We seek to minimize these risks through operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2015, the carrying value of our total debt was $245.2 million of which $215.1 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of January 31, 2015, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $202.1 million. As of January 31, 2015, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $15.1 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

Floating rate debt at January 31, 2015 and October 31, 2014 totaled $30.1 million and $40.5 million, respectively. Based on the average floating rate debt outstanding during the three months ended January 31, 2015 (our credit facility), a one-percentage point increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.1 million for the three months ended January 31, 2015.

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

We are exposed to market risk from changes in resin prices that could impact our results of operations, cash flows and financial condition. Our resin purchasing strategy is to deal with only high-quality, dependable suppliers. We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available to us at market prices, but we can give no assurances as to such availability or the prices thereof. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Market Conditions” for further discussion of market risks related to resin prices.

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

As of January 31, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation in the normal course of our business. The proceedings are not expected to have a material adverse impact on our results of operations, financial position or liquidity.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

AEP Industries Inc.

Dated: March 12, 2015	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: March 12, 2015	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)