Form 10-Q
period 2015-04-30
AEP INDUSTRIES INC
filed 2015-06-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 5, 2015 was 5,102,654.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2015	October 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,109	$867
Accounts receivable, less allowance for doubtful accounts of $4,847 and $2,831 in 2015 and 2014, respectively	108,904	119,355
Inventories, net	91,147	86,420
Deferred income taxes	2,802	2,697
Other current assets	3,194	6,867

Total current assets	208,156	216,206

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $393,992 and $378,306 in 2015 and 2014, respectively	206,058	216,509
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $2,671 and $2,412 in 2015 and 2014, respectively	3,741	4,000
OTHER ASSETS	2,897	3,360

Total assets	$427,723	$446,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,302	$2,636
Accounts payable	82,858	81,890
Accrued expenses	25,411	28,484

Total current liabilities	110,571	113,010
LONG-TERM DEBT	224,924	253,695
DEFERRED INCOME TAXES	15,906	16,322
OTHER LONG-TERM LIABILITIES	3,645	4,222

Total liabilities	355,046	387,249

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,237,749 and 11,215,691 shares issued in 2015 and 2014, respectively	112	112
Additional paid-in capital	114,798	112,978
Treasury stock at cost, 6,135,095 shares in 2015 and 2014, respectively	(189,810)	(189,810)
Retained earnings	148,162	136,558
Accumulated other comprehensive loss	(585)	(141)

Total shareholders’ equity	72,677	59,697

Total liabilities and shareholders’ equity	$427,723	$446,946

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2015	2014	2015	2014
NET SALES	$285,722	$294,942	$561,161	$567,459
COST OF SALES	235,906	264,950	478,781	512,883

Gross profit	49,816	29,992	82,380	54,576
OPERATING EXPENSES:
Delivery	11,974	12,451	23,591	24,469
Selling	9,150	9,130	17,753	17,788
General and administrative	7,849	6,484	14,620	12,060

Total operating expenses	28,973	28,065	55,964	54,317

Operating income	20,843	1,927	26,416	259
OTHER (EXPENSE) INCOME:
Interest expense	(4,719)	(4,933)	(9,635)	(9,716)
Other, net	57	(16)	57	71

Income (loss) before (provision) benefit for income taxes	16,181	(3,022)	16,838	(9,386)
(PROVISION) BENEFIT FOR INCOME TAXES	(5,053)	298	(5,234)	2,935

Net income (loss)	$11,128	$(2,724)	$11,604	$(6,451)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$2.19	$(0.49)	$2.28	$(1.16)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$2.18	$(0.49)	$2.27	$(1.16)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2015	2014	2015	2014
Net income (loss)	$11,128	$(2,724)	$11,604	$(6,451)
Other comprehensive income (loss):
Foreign currency translation adjustments	363	286	(500)	(938)
Amortization of prior service cost and actuarial net loss, net of tax of $10 and $11 for the three months ended April 30, 2015 and 2014 and $20 and $22 for the six months ended April 30, 2015 and 2014, respectively	27	32	56	65

Total other comprehensive income (loss)	390	318	(444)	(873)

Comprehensive income (loss)	$11,518	$(2,406)	$11,160	$(7,324)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,604	$(6,451)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,730	15,927
Change in LIFO reserve	(15,961)	6,575
Amortization of debt fees	476	477
Provision for losses on accounts receivable and inventories	2,190	26
Change in deferred income taxes	18	(3,557)
Share-based compensation expense (income)	2,417	(404)
Excess tax benefit from stock option exercises	(1,136)	—
Other	27	(38)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	7,712	(3,064)
Decrease (increase) in inventories	11,001	(13,305)
Decrease (increase) in other current assets	3,613	(868)
(Increase) decrease in other assets	(2)	349
Increase (decrease) in accounts payable	1,157	(634)
Decrease in accrued expenses	(3,911)	(8,297)
Increase (decrease) in other long-term liabilities	17	(14)

Net cash provided by (used in) operating activities	35,952	(13,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,366)	(14,811)
Net proceeds from dispositions of property, plant and equipment	—	130

Net cash used in investing activities	(6,366)	(14,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings from credit facility	(27,610)	41,500
Repurchase of common stock	—	(19,984)
Proceeds from capital lease obligations	—	658
Repayments of Pennsylvania industrial loan	(43)	(47)
Principal payments on capital lease obligations	(1,389)	(1,542)
Principal payments on mortgage loan note	(63)	(61)
Proceeds from exercise of stock options	467	—
Excess tax benefit from stock option exercises	1,136	—
Payments of withholding taxes on performance units	(733)	(1,235)

Net cash (used in) provided by financing activities	(28,235)	19,289

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(109)	(578)

Net increase (decrease) in cash	1,242	(9,248)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	867	13,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,109	$4,071

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Equipment financed through capital lease obligation	$—	$1,679

Cash paid during the period for interest	$9,168	$9,187

Cash paid during the period for income taxes	$417	$1,209

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2015, the consolidated results of operations and consolidated comprehensive income (loss) for the three and six months ended April 30, 2015 and 2014, and the consolidated cash flows for the six months ended April 30, 2015 and 2014, respectively, have been made. The consolidated results of operations for the three and six months ended April 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial information included herein has been prepared by the Company, without audit, for filing with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the rules and regulations of the SEC. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, pension obligations, incurred but not reported medical and workers’ compensation claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain information and footnote disclosures normally included in audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014, filed with the SEC on January 14, 2015.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise would not be incurred and present those amounts separately as deferred charges. However, the discount or premium resulting from the difference between

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

the net proceeds received upon debt issuance and the amount payable at maturity is presented as a direct deduction from or an addition to the face amount of the debt. The guidance is required to be applied by the Company retrospectively beginning in the Company’s second quarter in fiscal 2016, but early adoption is permitted. The Company is currently evaluating the application methods and the impact of this new statement on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2018. In April 2015, the FASB voted to propose an amendment to this ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. Early application is permitted. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2015	2014	2015	2014
Weighted average common shares outstanding:
Basic	5,089,137	5,536,980	5,084,956	5,569,686
Effect of dilutive securities:
Options to purchase shares of common stock	17,757	—	17,069	—

Diluted	5,106,894	5,536,980	5,102,025	5,569,686

For the three months ended April 30, 2015 and 2014, the Company had zero and 10,000 stock options outstanding, respectively, and for each of the six month periods ended April 30, 2015 and 2014, the Company had zero stock options outstanding that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods. For the three and six months ended April 30, 2014, the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS PER SHARE (Continued)

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

Inventories are comprised of the following:

	April 30, 2015	October 31, 2014
	(in thousands)
Raw materials	$45,955	$46,810
Finished goods	67,749	78,464
Supplies	6,190	5,854

	119,894	131,128
Less: LIFO reserve	(28,747)	(44,708)

Inventories, net	$91,147	$86,420

The LIFO method was used for determining the cost of approximately 84% of total inventories at April 30, 2015 and October 31, 2014. Due to the volatility of resin pricing, the interim LIFO calculations are based on actual inventory levels and current pricing, and are not necessarily indicative of the valuation under the LIFO method at the end of the fiscal year. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(4) DEBT

A summary of the components of debt is as follows:

	April 30, 2015	October 31, 2014
	(in thousands)
Credit facility (a)	$12,900	$40,510
8.25% senior notes due 2019	200,000	200,000
Pennsylvania industrial loan	923	966
Mortgage loan note	3,038	3,101
Capital leases (b)	10,365	11,754
Foreign bank borrowings (c)	—	—

Total debt	227,226	256,331
Less: current portion	2,302	2,636

Long-term debt	$224,924	$253,695

(a)	Credit Facility

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

Borrowings and letters of credit available under the credit facility with Wells Fargo Bank National Association (“Wells Fargo”) are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The Company had weighted average borrowings under the credit facility of $36.5 million and $56.4 million, with a weighted average interest rate of 2.7% and 2.8% during the three months ended April 30, 2015 and 2014, respectively. The Company had weighted average borrowings under the credit facility of $41.6 million and $44.7 million, with a weighted average interest rate of 2.7% and 3.0% during the six months ended April 30, 2015 and 2014, respectively. The sum of the eligible assets at April 30, 2015 and October 31, 2014 supported a borrowing base of $149.2 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $2.9 million and $2.1 million at April 30, 2015 and October 31, 2014, respectively. Availability at April 30, 2015 and October 31, 2014 under the credit facility was $133.4 million and $107.4 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

Excess Availability (as defined therein) under the credit facility ranged from $86.2 million to $143.6 million during the six months ended April 30, 2015 and from $64.3 million to $137.8 million during the six months ended April 30, 2014.

(b)	Capital leases

From time to time, the Company enters into capital leases for certain of its machinery and equipment. The interest rates on the capital leases at April 30, 2015 range from 3.5% to 4.1%, with a weighted average interest rate of 3.7%. As a result of the capital lease treatment, the equipment remains as a component of property, plant and equipment in the Company’s consolidated balance sheet and is depreciated in accordance with the Company’s depreciation policy.

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
2015	$1,215
2016	2,429
2017	2,429
2018	2,430
2019	2,261
Thereafter	533

Total minimum lease payments	11,297
Less: Amounts representing interest	932

Present value of minimum lease payments	10,365
Less: Current portion of obligations under capital leases	2,084

Long-term portion of obligations under capital leases	$8,281

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

(c)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at April 30, 2015 and October 31, 2014. Availability under the Canadian credit facility at April 30, 2015 and October 31, 2014 was $5.0 million in Canadian dollars or US$4.1 million and US$4.4 million, respectively.

Principal payments on all debt outstanding required during each of the next five fiscal years and thereafter are as follows:

	(in thousands)
	Debt	Capital leases	Total
2015	$108	$1,033	$1,141
2016	222	2,123	2,345
2017	13,132	2,202	15,334
2018	242	2,284	2,526
2019	200,252	2,199	202,451
Thereafter	2,905	524	3,429

	$216,861	$10,365	$227,226

Fair Value

The carrying value and fair value of the Company’s fixed rate debt at April 30, 2015 and October 31, 2014 are as follows:

	April 30, 2015		October 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$204,126	$200,000	$205,750
Mortgage loan note (a)	3,038	3,038	3,101	3,101
Pennsylvania industrial loan	923	923	966	966
Capital leases	10,365	10,365	11,754	11,754

Total	$214,326	$218,452	$215,821	$221,571

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) ACCRUED EXPENSES

At April 30, 2015 and October 31, 2014, accrued expenses consist of the following:

	April 30, 2015	October 31, 2014
	(in thousands)
Payroll and employee related	$4,848	$8,084
Customer rebates	7,396	8,963
Interest	759	824
Accrual for performance units	2,227	1,896
Other (A)	10,181	8,717

Accrued expenses	$25,411	$28,484

(A)	No individual item exceeded 5% of current liabilities.

(6) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan, which provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation expense (income) related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$267	$(37)	$483	$(140)
Selling expense	210	(33)	436	(144)
General and administrative expense	614	116	1,498	(120)

Total	$1,091	$46	$2,417	$(404)

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

As a result of stockholder approval of the 2013 Plan, all awards of stock and stock unit awards subsequent to April 9, 2013 have been granted under the 2013 Plan and no new awards have been made after such date under

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expired in October 2013 except as to awards previously granted prior to that date. At April 30, 2015, 213,485 shares were available to be issued under the 2013 Plan.

Stock Options

There were no options granted during the six months ended April 30, 2015 or 2014.

The following table summarizes the Company’s outstanding stock options as of April 30, 2015, and changes during the six months ended April 30, 2015:

	2005 Option Plan	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2014 (61,646 options exercisable)	72,446	$29.62	$17.07-42.60	3.7	$1,186
Exercised	(16,446)	$28.40	$17.07-42.60

Options outstanding at April 30, 2015	56,000	$29.98	$17.07-42.60	4.2	$1,127

Vested and expected to vest at April 30, 2015	56,000	$29.98		4.2	$1,127

Exercisable at April 30, 2015	50,400	$29.74		3.9	$1,026

The table below presents information related to stock option activity for the three and six months ended April 30, 2015 and 2014:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Total intrinsic value of stock options exercised	$367	$—	$439	$—
Total fair value of stock options vested	$80	$155	$80	$155

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and six months ended April 30, 2015 was approximately $18,000 and $38,000, respectively, and approximately $26,000 and $56,000 for the three and six months ended April 30, 2014, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2015 and 2014, respectively. For the three and six months ended April 30, 2015, there was $1.1 million in excess tax benefits recognized resulting from share-based compensation awards which reduced taxes otherwise payable. The excess benefit is recorded as additional paid in capital at April 30, 2015. For the three and six months ended April 30, 2014 there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

As of April 30, 2015, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at April 30, 2015 and changes during the six months ended April 30, 2015 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2014	10,800	$15.36
Granted	—	—
Vested	(5,200)	$15.39
Forfeited	—	—

Non-vested at April 30, 2015	5,600	$15.33

Performance Units

Total share-based compensation expense (income) related to the Company’s performance units (“Units”) was $1.0 million and $2.2 million for the three and six months ended April 30, 2015, respectively, and $(0.1) million and $(0.6) million for the three and six months ended April 30, 2014, respectively. At April 30, 2015 and October 31, 2014, there was $2.2 million and $1.9 million in accrued expenses, respectively, and $1.8 million and $2.3 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of April 30, 2015, and changes during the six months ended April 30, 2015:

	2005 Option Plan	2013 Option Plan	Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2014	129,311	—	129,311	$0.00	1.2	$5,942
Units granted	—	146,497	146,497	$0.00
Units exercised	(44,209)	—	(44,209)	$0.00		$2,454
Units forfeited or cancelled	(1,000)	(2,000)	(3,000)

Units outstanding at April 30, 2015	84,102	144,497	228,599	$0.00	2.2	$11,453

Vested and expected to vest at April 30, 2015	83,302	134,597	217,899	$0.00	2.1	$10,917

During the six months ended April 30, 2015, the Company paid $1.6 million in cash and issued 867 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

certain Units occurring during the first six months of fiscal 2015. During the six months ended April 30, 2014, the Company paid $2.4 million in cash and issued 1,067 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first six months of fiscal 2014.

Restricted Stock

In accordance with the revised non-employee director compensation program each non-employee director receives an annual restricted stock award with a grant date fair value of $55,000 under the 2013 Plan (4,745 shares and 7,575 shares granted, in aggregate, on April 14, 2015 and April 8, 2014, respectively). Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and six months ended April 30, 2015 was approximately $69,000 and $137,000, respectively. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and six months ended April 30, 2014 was approximately $79,000 and $160,000, respectively. As of April 30, 2015, there was $0.3 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over 11 months.

(7) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of flexible plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

Operating income (loss) includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$267,385	$18,337	$285,722
Intercompany sales	11,320	—	11,320
Gross profit	47,087	2,729	49,816
Operating income	19,934	909	20,843

	For the Three Months Ended April 30, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$275,943	$18,999	$294,942
Intercompany sales	11,986	—	11,986
Gross profit	27,138	2,854	29,992
Operating income	1,007	920	1,927

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	For the Six Months Ended April 30, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$528,432	$32,729	$561,161
Intercompany sales	19,128	—	19,128
Gross profit	77,206	5,174	82,380
Operating income	24,834	1,582	26,416

	For the Six Months Ended April 30, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$531,468	$35,991	$567,459
Intercompany sales	22,065	—	22,065
Gross profit	49,170	5,406	54,576
Operating (loss) income	(1,335)	1,594	259

Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Custom films	$86,895	$89,270	$174,353	$173,115
Stretch (pallet) wrap	82,951	85,904	164,477	170,404
Food contact	39,894	45,081	80,444	90,115
Canliners	34,124	31,109	68,085	59,926
PROformance Films®	15,968	20,552	32,779	35,576
Printed and converted films	8,996	5,499	14,182	11,287
Other products and specialty films	16,894	17,527	26,841	27,036

Total	$285,722	$294,942	$561,161	$567,459

Certain prior year amounts have been reclassified to conform to current year’s classification.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

Under the terms of noncancellable operating leases with terms greater than one year (including the rental payments for the Cartersville facility), the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases	Sublease Income
	(in thousands)
Remainder of 2015	$3,699	$51
2016	5,238	42
2017	3,793	42
2018	2,119	21
2019	1,177	—
Thereafter	1,999	—

Total minimum lease payments	$18,025	$156

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

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, net sales and profitability of our operations (including our attempt to drive future costs out of our business), our capital expenditures, the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the timing and completion, in part or in full, of the significant capacity increase announced by North American resin producers in future years and its impact on future resin pricing; the ability to pass raw material price increases to customers in full or in a timely fashion; the ability to implement non-resin price increases with customers; delayed purchases by certain customers during periods when resin prices are expected to decrease in the near term; the availability of raw materials; competition in existing and future markets; disruptions in the global economic and financial market environment; limited contractual relationships with customers; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2014 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are PE and PVC resins, which total approximately 92% and 7%, respectively, of our total plastic resin purchases by volume. Following two fiscal years of resin price increases resulting in an aggregate increase of $0.23 per pound, PE resin prices decreased a total of $0.16 per pound during the first six months of fiscal 2015. Comparing average PE resin costs during the three and six months ended April 30, 2015 versus the three and six months ended April 30, 2014, prices were 15.6% lower or $0.13 per pound and 8.7% lower or $0.07 per pound, respectively. Although natural gas is used as feedstock in most North American PE production, the price of oil is used to set resin price worldwide. The global PE resin markets have continued to tighten over the past few months and oil prices have unexpectedly risen. As a result, PE resin prices are expected to increase with a $0.05 per pound increase announced for May 2015, and the resin pricing outlook remains uncertain for the remainder of the fiscal year.

Due to the time lag in passing through changes in resin costs to customers, our results are negatively impacted in the short term when resin costs increase and are positively impacted when resin costs decrease. However, volatility in resin prices in consecutive periods, both decreases and increases, creates instability in the purchasing by the customer. During periods of resin price decreases, as occurred in our first six months of fiscal 2015, we do not realize the full benefit of the price reduction in our margin. As resin prices decrease, certain customers, especially in our stretch product line, will keep their inventory levels as low as possible and delay purchases in anticipation of further price decreases. If such prices were to increase, there can be no assurance that we will be able to pass on resin price increases on a penny-for-penny basis in full or on a timely basis, shorten the time lag in adjusting sell prices, win in a competitive bid process or have enough product to allocate to customers desiring to increase their inventory levels.

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

Results of Operations-Second Quarter of Fiscal 2015 Compared to Second Quarter of Fiscal 2014

The following table presents unaudited selected financial data for the three months ended April 30, 2015 and 2014 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	April 30, 2015		April 30, 2014		% increase/ (decrease) of $	$ increase/ (decrease)
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$285,722	$1.21	$294,942	$1.25	(3.1)%	$(9,220)
Gross profit	49,816	0.21	29,992	0.13	66.1%	19,824
Operating expenses:
Delivery	11,974	0.05	12,451	0.05	(3.8)%	(477)
Selling	9,150	0.04	9,130	0.04	0.2%	20
General and administrative	7,849	0.03	6,484	0.03	21.1%	1,365

Total operating expenses	$28,973	$0.12	$28,065	$0.12	3.2%	$908

Pounds sold		236,014 lbs.		235,997 lbs.

Net Sales

The decrease in net sales for the three months ended April 30, 2015 as compared to the prior year comparable period was the result of a 2% decrease in average selling prices, negatively affecting net sales by $6.9 million, primarily due to the pass through of lower resin costs. The second quarter of 2015 also included a $2.3 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $6.6 million decrease in the LIFO reserve during the second quarter of fiscal 2015 versus a $4.7 million increase in the LIFO reserve during the second quarter of fiscal 2014, representing a decrease of $11.3 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter and an increase in share-based compensation expense associated with our performance units of $0.3 million, gross profit increased $8.8 million resulting primarily from improved material margins.

Operating Expenses

Operating expenses increased $0.9 million during the second quarter of fiscal 2015 versus the second quarter of fiscal 2014 primarily due to an increase of $1.9 million in bad debt expense primarily due to a customer’s bankruptcy filing and a $0.7 million increase in share-based compensation expense associated with our performance units, partially offset by a decrease in delivery expenses of $0.5 million primarily due to lower fuel costs, a decrease in professional fees of $0.4 million and $0.2 million of foreign exchange impact.

Interest Expense

Interest expense for the three months ended April 30, 2015 decreased $0.2 million as compared to the prior year period resulting primarily from lower average borrowings on our credit facility during the period.

Income Tax (Provision) Benefit

The provision for income taxes for the three months ended April 30, 2015 was $5.1 million on income before the provision for income taxes of $16.2 million. The difference between our effective tax rate of 31.2 percent for the three months ended April 30, 2015 and the U.S. statutory tax rate of 35.0 percent, primarily relates to net permanent differences, partially offset by the provision for state taxes in the United States, net of federal provision.

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

Results of Operations-First Six Months of Fiscal 2015 Compared to First Six Months of Fiscal 2014

The following table presents unaudited selected financial data for the six months ended April 30, 2015 and 2014 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended
	April 30, 2015		April 30, 2014		% increase/ (decrease) of $	$ increase/ (decrease)
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$561,161	$1.25	$567,459	$1.24	(1.1)%	$(6,298)
Gross profit	82,380	0.18	54,576	0.12	50.9%	27,804
Operating expenses:
Delivery	23,591	0.05	24,469	0.05	(3.6)%	(878)
Selling	17,753	0.04	17,788	0.04	(0.2)%	(35)
General and administrative	14,620	0.03	12,060	0.03	21.2%	2,560

Total operating expenses	$55,964	$0.12	$54,317	$0.12	3.0%	$1,647

Pounds sold		450,400 lbs.		455,966 lbs.

Net Sales

The decrease in net sales for the six months ended April 30, 2015 as compared to the prior year comparable period was the result of a 1.2% decrease in sales volume negatively affecting net sales by $7.0 million. The decline in volume was primarily due to customers delaying orders during the first fiscal quarter as a result of declining resin prices, most notably in our stretch product line. The decline in net sales was partially offset by a 0.8% increase in average selling prices, positively affecting net sales by $4.3 million. The first six months of fiscal 2015 also included a $3.6 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $16.0 million decrease in the LIFO reserve during the first six months of fiscal 2015 versus a $6.6 million increase in the LIFO reserve during the first six months of fiscal 2014, representing a decrease of $22.6 million year-over-year. Excluding the impact of the LIFO reserve change during the six months, an increase in depreciation expense of $1.4 million and an increase in share-based compensation expense associated with our performance units of $0.6 million, gross profit increased $7.2 million resulting primarily from improved material margins partially offset by higher manufacturing costs, including employee health costs and utility costs of $0.6 million.

Operating Expenses

Operating expenses increased $1.6 million during the first six months of fiscal 2015 versus the first six months of fiscal 2014 primarily due to an increase of $1.9 million in bad debt expense primarily due to a customer’s bankruptcy filing and a $2.2 million increase in share-based compensation expense associated with our performance units, partially offset by a decrease in delivery expenses of $0.9 million primarily due to lower volumes sold and lower fuel costs, a decrease of $0.5 million related to costs of maintaining our former corporate headquarters, a decrease of $0.3 million in salaries expense due to headcount reduction and $0.4 million of foreign exchange impact.

Interest Expense

Interest expense for the six months ended April 30, 2015 decreased $0.1 million as compared to the prior year period primarily resulting from lower average borrowings and interest rates on our credit facility during the period.

Income Tax (Provision) Benefit

The provision for income taxes for the six months ended April 30, 2015 was $5.2 million on income before the provision for income taxes of $16.8 million. The difference between our effective tax rate of 31.1 percent for the six months ended April 30, 2015 and the U.S. statutory tax rate of 35.0 percent, primarily relates to net permanent differences, partially offset by the provision for state taxes in the United States, net of federal provision

The benefit for income taxes for the six months ended April 30, 2014 was $2.9 million on a loss before the benefit for income taxes of $9.4 million. The difference between our effective tax rate of 31.3 percent for the six months ended April 30, 2014 and the U.S. statutory tax rate of 35.0 percent, primarily relates to net permanent differences and foreign taxes paid or accrued during the period on Canadian undistributed earnings, partially offset by the benefit for state taxes in the United States, net of federal.

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	April YTD Fiscal 2015	April YTD Fiscal 2014
	(in thousands)
Net income (loss)	$11,128	$(2,724)	$11,604	$(6,451)
Provision (benefit) for taxes	5,053	(298)	5,234	(2,935)
Interest expense	4,719	4,933	9,635	9,716
Depreciation and amortization expense	7,716	8,151	16,730	15,927
(Decrease) increase in LIFO reserve	(6,599)	4,701	(15,961)	6,575
Other non-operating (income) expense, net	(57)	16	(57)	(71)
Share-based compensation	1,091	46	2,417	(404)

Adjusted EBITDA	$23,051	$14,825	$29,602	$22,357

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

We continue to maintain what we believe to be a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of April 30, 2015, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $225.1 million, compared with $255.5 million at the end of fiscal 2014. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $137.5 million at April 30, 2015.

Our working capital amounted to $97.6 million at April 30, 2015 compared to $103.2 million at October 31, 2014. We used the LIFO method for determining the cost of approximately 84% of our total inventories at April 30, 2015. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $126.3 million and $147.9 million at April 30, 2015 and October 31, 2014, respectively. During the six months ended April 30, 2015, the LIFO reserve decreased $16.0 million to $28.7 million primarily as a result of decreased resin costs. Despite the possible negative effects on our results of operations and our financial position during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

As a result of decreasing resin prices during the first half of fiscal 2015, our investment in working capital has decreased and therefore, has had a favorable impact on our cash flows from operating activities. We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the six months ended April 30, 2015 and 2014:

	For the Six Months Ended April 30,
	2015	2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$35,952	$(13,278)
Investing activities	(6,366)	(14,681)
Financing activities	(28,235)	19,289
Effect of exchange rate changes on cash	(109)	(578)

Increase (decrease) in cash and cash equivalents	$1,242	$(9,248)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $2.1 million at April 30, 2015, as compared to $0.9 million at October 31, 2014. Cash provided by operating activities during the six months ended April 30, 2015 was $36.0 million, which includes net income of $11.6 million adjusted for non-cash items totaling $4.8 million primarily related to depreciation and amortization of $16.7 million, $2.4 million in share-based compensation and $2.2 million provision for losses on accounts receivable and inventories, partially offset by a decrease in LIFO reserve of $16.0 million. As a result of decreasing resin prices during the first half of fiscal 2015, working capital decreased resulting in a favorable impact on our cash flows from operating activities, including an $11.0 million decrease in inventories, excluding the non-cash effects of LIFO, and a $7.7 million decrease in accounts receivable, partially offset by a $3.9 million decrease in accrued expenses primarily as a result of timing of payments related to customer annual rebates and property taxes, and bonus payments accrued at October 31, 2014 and paid during the first quarter of fiscal 2015.

Investing Activities

Net cash used in investing activities during the six months ended April 30, 2015 was $6.4 million, resulting from capital expenditures during the period.

Financing Activities

Net cash used in financing activities during the six months ended April 30, 2015 was $28.2 million, resulting primarily from $27.6 million in net repayments of borrowings under our credit facility, $1.4 million in principal payments on capital lease obligations and $0.7 million in payments of withholding taxes related to our performance units.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at April 30, 2015 and October 31, 2014 under the credit facility was $133.4 million and $107.4 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at April 30, 2015 and October 31, 2014. Availability under the Canadian credit facility at April 30, 2015 and October 31, 2014 was $5.0 million Canadian dollars (US$4.1 million and US$4.4 million, respectively).

Please refer to Note 4 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of April 30, 2015 are as follows:

	For the Years Ending October 31,
	Borrowings (1)	Interest on Fixed Rate Borrowings (2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2015	$108	$8,325	$1,215	$3,699	$13,347
2016	222	16,644	2,429	5,238	24,533
2017	13,132	16,634	2,429	3,793	35,988
2018	242	16,625	2,430	2,119	21,416
2019	200,252	8,502	2,261	1,177	212,192
Thereafter	2,905	274	533	1,999	5,711

Total	$216,861	$67,004	$11,297	$18,025	$313,187

(1)	Borrowings include $12.9 million under our credit facility maturing on February 21, 2017, $200.0 million aggregate principal amount of 2019 notes, a $3.0 million ten-year mortgage note due August 2022 related to the purchase of the Company’s corporate headquarters, and $0.9 million of a Pennsylvania industrial loan. See Note 4 of the consolidated financial statements for further discussion of our debt.
(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above, we expect to incur approximately $10 million to $12 million of capital expenditures during the remainder of fiscal 2015.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer rebates and incentives, doubtful accounts, pension obligations, incurred but not reported medical and workers’ compensation claims, litigation and contingency accruals, income taxes, including valuation of deferred taxes, and impairment of long-lived assets and intangibles, including goodwill. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the SEC on January 14, 2015.

There were no material changes to our critical accounting policies during the six months ended April 30, 2015.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2015, the carrying value of our total debt was $227.2 million of which $214.3 million was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of April 30, 2015, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $204.1 million. As of April 30, 2015, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $14.3 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

Floating rate debt at April 30, 2015 and October 31, 2014 totaled $12.9 million and $40.5 million, respectively. Based on the average floating rate debt outstanding during the six months ended April 30, 2015 (our credit facility), a one-percentage point increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.2 million for the six months ended April 30, 2015.

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

As of April 30, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description

4.1	Second Amendment to Amended and Restated Rights Agreement, dated March 23, 2015, by and between AEP Industries Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).

10.1	Amended and Restated Agreement with Stockholders, dated March 23, 2015, by and among AEP Industries Inc., KSA Capital Management, LLC, Daniel D. Khoshaba and KSA Capital Master Fund, Ltd (incorporated by reference herein from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2015).

31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: June 9, 2015	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: June 9, 2015	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)