Form 10-Q
period 2015-07-31
AEP INDUSTRIES INC
filed 2015-09-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2015

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 4, 2015 was 5,102,654.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2015	October 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,468	$867
Accounts receivable, less allowance for doubtful accounts of $5,565 and $2,831 in 2015 and 2014, respectively	107,077	119,355
Inventories, net	84,146	86,420
Deferred income taxes	2,956	2,697
Other current assets	3,210	6,867

Total current assets	206,857	216,206

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $400,418 and $378,306 in 2015 and 2014, respectively	202,058	216,509
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $2,800 and $2,412 in 2015 and 2014, respectively	3,612	4,000
OTHER ASSETS	2,702	3,360

Total assets	$422,100	$446,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,324	$2,636
Accounts payable	69,175	81,890
Accrued expenses	37,629	28,484

Total current liabilities	109,128	113,010
LONG-TERM DEBT	211,434	253,695
DEFERRED INCOME TAXES	18,747	16,322
OTHER LONG-TERM LIABILITIES	4,025	4,222

Total liabilities	343,334	387,249

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,237,749 and 11,215,691 shares issued in 2015 and 2014, respectively	112	112
Additional paid-in capital	114,880	112,978
Treasury stock at cost, 6,135,095 shares in 2015 and 2014, respectively	(189,810)	(189,810)
Retained earnings	154,729	136,558
Accumulated other comprehensive loss	(1,145)	(141)

Total shareholders’ equity	78,766	59,697

Total liabilities and shareholders’ equity	$422,100	$446,946

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2015	2014	2015	2014
NET SALES	$301,982	$308,846	$863,143	$876,305
COST OF SALES	253,821	275,634	732,602	788,517

Gross profit	48,161	33,212	130,541	87,788
OPERATING EXPENSES:
Delivery	13,863	13,297	37,454	37,766
Selling	10,204	9,475	27,957	27,263
General and administrative	8,259	5,960	22,879	18,020

Total operating expenses	32,326	28,732	88,290	83,049
OTHER OPERATING INCOME:
Business interruption insurance recovery	—	2,050	—	2,050

Operating income	15,835	6,530	42,251	6,789
OTHER INCOME (EXPENSE):
Interest expense	(4,617)	(4,945)	(14,252)	(14,661)
Other, net	163	16	220	87

Income (loss) before (provision) benefit for income taxes	11,381	1,601	28,219	(7,785)
(PROVISION) BENEFIT FOR INCOME TAXES	(4,814)	(366)	(10,048)	2,569

Net income (loss)	$6,567	$1,235	$18,171	$(5,216)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$1.29	$0.24	$3.57	$(0.97)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$1.28	$0.24	$3.56	$(0.97)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2015	2014	2015	2014
Net income (loss)	$6,567	$1,235	$18,171	$(5,216)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(588)	42	(1,088)	(896)
Amortization of prior service cost and actuarial net loss, net of tax of $9 and $12 for the three months ended July 31, 2015 and 2014 and $29 and $34 for the nine months ended July 31, 2015 and 2014, respectively	28	33	84	98

Total other comprehensive (loss) income	(560)	75	(1,004)	(798)

Comprehensive income (loss)	$6,007	$1,310	$17,167	$(6,014)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,171	$(5,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,148	23,966
Change in LIFO reserve	(12,348)	4,637
Amortization of debt fees	715	715
Provision for losses on accounts receivable and inventories	2,950	186
Change in deferred income taxes	(133)	(2,941)
Share-based compensation expense	3,328	150
Excess tax benefit from stock option exercises	(1,136)	—
Other	(40)	(67)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,168	(7,997)
Decrease (increase) in inventories	14,173	(3,082)
Decrease (increase) in other current assets	1,396	(1,122)
(Increase) decrease in other assets	(12)	298
(Decrease) increase in accounts payable	(12,386)	1,845
Increase (decrease) in accrued expenses	13,749	(194)
Increase in other long-term liabilities	25	61

Net cash provided by operating activities	60,768	11,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,021)	(21,430)
Net proceeds from dispositions of property, plant and equipment	—	345

Net cash used in investing activities	(10,021)	(21,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings from credit facility	(40,510)	21,700
Repurchase of common stock	—	(19,984)
Proceeds from capital lease obligations	—	658
Repayments of Pennsylvania industrial loan	(65)	(68)
Principal payments on capital lease obligations	(1,903)	(2,263)
Principal payments on mortgage loan note	(95)	(92)
Proceeds from exercise of stock options	467	—
Excess tax benefit from stock option exercises	1,136	—
Payments of withholding taxes on performance units	(733)	(1,235)

Net cash used in financing activities	(41,703)	(1,284)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(443)	(591)

Net increase (decrease) in cash	8,601	(11,721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	867	13,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,468	$1,598

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Equipment financed through capital lease obligation	$—	$1,679

Cash paid during the period for interest	$9,479	$9,762

Cash paid during the period for income taxes	$624	$1,674

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2015, the consolidated results of operations and consolidated comprehensive income (loss) for the three and nine months ended July 31, 2015 and 2014, and the consolidated cash flows for the nine months ended July 31, 2015 and 2014, respectively, have been made. The consolidated results of operations for the three and nine months ended July 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

amounts separately as deferred charges. The guidance is required to be applied by the Company retrospectively beginning in the Company’s second quarter in fiscal 2016, but early adoption is permitted. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by the amounts classified as deferred costs, but does not expect this update to have any other effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2015	2014	2015	2014
Weighted average common shares outstanding:
Basic	5,102,654	5,080,596	5,090,920	5,404,865
Effect of dilutive securities:
Options to purchase shares of common stock	20,077	6,067	19,145	—

Diluted	5,122,731	5,086,663	5,110,065	5,404,865

For each of the three and nine months ended July 31, 2015 and 2014, the Company had zero and 10,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods. For the nine months ended July 31, 2014, the Company had 14,328 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) INVENTORIES

Inventories, stated at the lower of cost (last-in, first-out method (“LIFO”) for the U.S. operations, and the first-in, first-out method (“FIFO”) for the Canadian operation, supplies and printed and converted finished goods for the U.S. operations) or market, include material, labor and manufacturing overhead costs, less vendor rebates. The Company establishes a reserve in those situations in which cost exceeds market value.

Inventories are comprised of the following:

	July 31, 2015	October 31, 2014
	(in thousands)
Raw materials	$42,156	$46,810
Finished goods	68,948	78,464
Supplies	5,402	5,854

	116,506	131,128
Less: LIFO reserve	(32,360)	(44,708)

Inventories, net	$84,146	$86,420

The LIFO method was used for determining the cost of approximately 85% and 84% of total inventories at July 31, 2015 and October 31, 2014, respectively. Due to the volatility of resin pricing, the interim LIFO calculations are based on actual inventory levels and current pricing, and are not necessarily indicative of the valuation under the LIFO method at the end of the fiscal year. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(4) DEBT

A summary of the components of debt is as follows:

	July 31, 2015	October 31, 2014
	(in thousands)
Credit facility (a)	$—	$40,510
8.25% senior notes due 2019	200,000	200,000
Pennsylvania industrial loan	901	966
Mortgage loan note	3,006	3,101
Capital leases (b)	9,851	11,754
Foreign bank borrowings (c)	—	—

Total debt	213,758	256,331
Less: current portion	2,324	2,636

Long-term debt	$211,434	$253,695

(a)	Credit Facility

Borrowings and letters of credit available under the credit facility with Wells Fargo Bank National Association (“Wells Fargo”) are limited to a borrowing base based upon specific advance percentage rates on

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The Company had weighted average borrowings under the credit facility of $16.4 million and $68.8 million, with a weighted average interest rate of 3.3% and 2.3% during the three months ended July 31, 2015 and 2014, respectively. The Company had weighted average borrowings under the credit facility of $33.1 million and $52.8 million, with a weighted average interest rate of 2.8% and 2.7% during the nine months ended July 31, 2015 and 2014, respectively. The sum of the eligible assets at July 31, 2015 and October 31, 2014 supported a borrowing base of $147.7 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $2.9 million and $2.1 million at July 31, 2015 and October 31, 2014, respectively. Availability at July 31, 2015 and October 31, 2014 under the credit facility was $144.8 million and $107.4 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

Excess Availability (as defined therein) under the credit facility ranged from $86.2 million to $147.1 million during the nine months ended July 31, 2015 and from $54.7 million to $137.8 million during the nine months ended July 31, 2014.

(b)	Capital leases

From time to time, the Company enters into capital leases for certain of its machinery and equipment. The interest rates on the capital leases at July 31, 2015 range from 3.5% to 4.1%, with a weighted average interest rate of 3.7%. As a result of the capital lease treatment, the equipment remains as a component of property, plant and equipment in the Company’s consolidated balance sheet and is depreciated in accordance with the Company’s depreciation policy.

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
Remainder of 2015	$607
2016	2,429
2017	2,429
2018	2,430
2019	2,261
Thereafter	533

Total minimum lease payments	10,689
Less: Amounts representing interest	838

Present value of minimum lease payments	9,851
Less: Current portion of obligations under capital leases	2,104

Long-term portion of obligations under capital leases	$7,747

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

(c)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at July 31, 2015 and October 31, 2014. Availability under the Canadian credit facility at July 31, 2015 and October 31, 2014 was $5.0 million in Canadian dollars or US$3.8 million and US$4.4 million, respectively.

As of July 31, 2015, principal payments on all debt outstanding required during each of the next five fiscal years and thereafter are as follows:

	(in thousands)
	Debt	Capital leases	Total
Remainder of 2015	$54	$519	$573
2016	222	2,123	2,345
2017	232	2,202	2,434
2018	242	2,284	2,526
2019	200,252	2,199	202,451
Thereafter	2,905	524	3,429

	$203,907	$9,851	$213,758

Fair Value

The carrying value and fair value of the Company’s fixed rate debt at July 31, 2015 and October 31, 2014 are as follows:

	July 31, 2015		October 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$205,626	$200,000	$205,750
Mortgage loan note (a)	3,006	3,006	3,101	3,101
Pennsylvania industrial loan	901	901	966	966
Capital leases	9,851	9,851	11,754	11,754

Total	$213,758	$219,384	$215,821	$221,571

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

The fair value of the 2019 notes is based on quoted market rates (Level 1). The Company derives its fair value estimates of the Pennsylvania industrial loan, the mortgage note and the capital leases based on observable inputs (Level 2). Observable market inputs used in the calculation of the fair value of the Pennsylvania industrial loan and the capital leases include evaluating the nature and terms of each instrument, considering prevailing

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. The fair value of the Company’s variable rate debt (credit facility), if any, approximates fair value due to the availability and floating rate for similar instruments.

(5) ACCRUED EXPENSES

At July 31, 2015 and October 31, 2014, accrued expenses consist of the following:

	July 31, 2015	October 31, 2014
	(in thousands)
Payroll and employee related	$10,159	$8,084
Customer rebates	8,362	8,963
Interest	4,812	824
Accrual for performance units	2,607	1,896
Other (A)	11,689	8,717

Accrued expenses	$37,629	$28,484

(A)	No individual item exceeded 5% of current liabilities.

(6) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan that provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation expense (income) related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$232	$104	$715	$(36)
Selling expense	177	103	613	(41)
General and administrative expense	502	347	2,000	227

Total	$911	$554	$3,328	$150

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

As a result of stockholder approval of the 2013 Plan, all awards of stock and stock unit awards subsequent to April 9, 2013 have been granted under the 2013 Plan and no new awards have been made after such date under the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expired in October 2013 except as to awards previously granted prior to that date. At July 31, 2015, 213,485 shares were available to be issued under the 2013 Plan.

Stock Options

There were no options granted during the nine months ended July 31, 2015 or 2014.

The following table summarizes the Company’s outstanding stock options as of July 31, 2015 and changes during the nine months ended July 31, 2015:

	2005 Option Plan	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2014 (61,646 options exercisable)	72,446	$29.62	$17.07-42.60	3.7	$1,186
Exercised	(16,446)	$28.40	$17.07-42.60

Options outstanding at July 31, 2015	56,000	$29.98	$17.07-42.60	3.9	$1,029

Vested and expected to vest at July 31, 2015	56,000	$29.98		3.9	$1,029

Exercisable at July 31, 2015	50,400	$29.74		3.6	$938

The table below presents information related to stock option activity for the three and nine months ended July 31, 2015 and 2014:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Total intrinsic value of stock options exercised	$—	$—	$439	$—
Total fair value of stock options vested	$—	$—	$80	$155

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and nine months ended July 31, 2015 was approximately $13,000 and

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

$51,000, respectively, and approximately $20,000 and $76,000 for the three and nine months ended July 31, 2014, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2015 and 2014, respectively. For the three and nine months ended July 31, 2015, there was zero and $1.1 million, respectively, in excess tax benefits recognized resulting from share-based compensation awards which reduced taxes otherwise payable. The excess benefit is recorded as additional paid in capital at July 31, 2015. For the three and nine months ended July 31, 2014 there were no excess tax benefits recognized resulting from share-based compensation awards as the Company was not in a federal tax paying position.

As of July 31, 2015, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at July 31, 2015 and changes during the nine months ended July 31, 2015 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2014	10,800	$15.36
Granted	—	—
Vested	(5,200)	$15.39
Forfeited	—	—

Non-vested at July 31, 2015	5,600	$15.33

Performance Units

Total share-based compensation expense (income) related to the Company’s performance units (“Units”) was $0.8 million and $3.1 million for the three and nine months ended July 31, 2015, respectively, and $0.5 million and $(0.2) million for the three and nine months ended July 31, 2014, respectively. At July 31, 2015 and October 31, 2014, there was $2.6 million and $1.9 million in accrued expenses, respectively, and $2.2 million and $2.3 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

The following table summarizes the Units as of July 31, 2015, and changes during the nine months ended July 31, 2015:

	2005 Option Plan	2013 Option Plan	Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2014	129,311	—	129,311	$0.00	1.2	$5,942
Units granted	—	146,497	146,497	$0.00
Units exercised	(44,209)	—	(44,209)	$0.00		$2,454
Units forfeited or cancelled	(1,600)	(2,000)	(3,600)

Units outstanding at July 31, 2015	83,502	144,497	227,999	$0.00	1.9	$11,024

Vested and expected to vest at July 31, 2015	82,402	134,597	216,999	$0.00	1.9	$10,492

During the nine months ended July 31, 2015, the Company paid $1.6 million in cash and issued 867 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the nine months of fiscal 2015. During the nine months ended July 31, 2014, the Company paid $2.4 million in cash and issued 1,067 shares of its common stock (issued from new shares), in each case net of withholdings, in settlement of the vesting of certain Units occurring during the nine months of fiscal 2014.

Restricted Stock

In accordance with the revised non-employee director compensation program each non-employee director receives an annual restricted stock award with a grant date fair value of $55,000 under the 2013 Plan (4,745 shares and 7,575 shares granted, in aggregate, on April 14, 2015 and April 8, 2014, respectively). Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and nine months ended July 31, 2015 was approximately $69,000 and $206,000, respectively. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the three and nine months ended July 31, 2014 was approximately $69,000 and $229,000, respectively. As of July 31, 2015, there was $0.2 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over 8 months.

(7) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment - the production, manufacture and distribution of flexible plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$282,107	$19,875	$301,982
Intercompany sales	11,878	—	11,878
Gross profit	45,144	3,017	48,161
Operating income	15,383	452	15,835

	For the Three Months Ended July 31, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$287,252	$21,594	$308,846
Intercompany sales	11,412	—	11,412
Gross profit	28,989	4,223	33,212
Operating income	4,410	2,120	6,530

	For the Nine Months Ended July 31, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$810,539	$52,604	$863,143
Intercompany sales	31,006	—	31,006
Gross profit	122,350	8,191	130,541
Operating income	40,217	2,034	42,251

	For the Nine Months Ended July 31, 2014
	United States	Canada	Total
	(in thousands)
Sales—external customers	$818,720	$57,585	$876,305
Intercompany sales	33,477	—	33,477
Gross profit	78,159	9,629	87,788
Operating income	3,075	3,714	6,789

Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Custom films	$91,759	$95,358	$266,112	$268,473
Stretch (pallet) wrap	88,658	93,072	253,135	263,476
Food contact	42,513	45,664	122,957	135,779
Canliners	38,990	32,415	107,075	92,341
PROformance Films®	16,641	21,983	49,420	57,559
Printed and converted films	9,904	8,215	24,086	19,502
Other products and specialty films	13,517	12,139	40,358	39,175

Total	$301,982	$308,846	$863,143	$876,305

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Certain prior year amounts have been reclassified to conform to current year’s classification.

(8) COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases
(in thousands)
Remainder of 2015	$1,761
2016	5,899
2017	4,758
2018	3,247
2019	1,959
Thereafter	6,483

Total minimum lease payments	$24,107

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

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are PE and PVC resins, which total approximately 92% and 7%, respectively, of our total plastic resin purchases by volume. Following an aggregate increase of $0.23 per pound of resin price increases in fiscal 2013 and 2014, PE resin prices decreased $0.11 per pound during the nine months of fiscal 2015, including a $0.05 per pound increase in the third quarter of fiscal 2015. Comparing average PE resin costs during the three and nine months ended July 31, 2015 versus the three and nine months ended July 31, 2014, prices were 13.9% or $0.12 per pound lower in the third quarter of fiscal 2015 and 10.6 % or $0.09 per pound lower fiscal year-to-date. Although natural gas is used as feedstock in most North American PE production, the global price of crude oil is used to set resin prices worldwide. As the price of oil continues to decline, we expect our resin pricing to decrease during the remainder of the fiscal year.

Due to the time lag in passing through changes in resin costs to customers, our results are negatively impacted in the short term when resin costs increase and are positively impacted when resin costs decrease. However, volatility in resin prices in consecutive periods, both decreases and increases, creates instability in the purchasing by the customer. During periods of resin price decreases, as occurred in our nine months of fiscal 2015, we do not realize the full benefit of the price reduction in our margin. As resin prices decrease, certain customers, especially in our stretch product line, will keep their inventory levels as low as possible and delay purchases in anticipation of further price decreases. If such prices were to increase, there can be no assurance that we will be able to pass on resin price increases in full or on a timely basis, shorten the time lag in adjusting sell prices, win in a competitive bid process or have enough product to allocate to customers desiring to increase their inventory levels.

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

Results of Operations - Third Quarter of Fiscal 2015 Compared to Third Quarter of Fiscal 2014

The following table presents unaudited selected financial data for the three months ended July 31, 2015 and 2014 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	July 31, 2015		July 31, 2014		% increase/ (decrease) of $	$ increase/ (decrease)
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$301,982	$1.19	$308,846	$1.28	(2.2)%	$(6,864)
Gross profit	48,161	0.19	33,212	0.14	45.0%	14,949
Operating expenses:
Delivery	13,863	0.06	13,297	0.06	4.3%	566
Selling	10,204	0.04	9,475	0.04	7.7%	729
General and administrative	8,259	0.03	5,960	0.02	38.6%	2,299

Total operating expenses	$32,326	$0.13	$28,732	$0.12	12.5%	$3,594

Pounds sold		253,947 lbs.		241,881 lbs.

Net Sales

The decrease in net sales for the three months ended July 31, 2015 as compared to the prior year comparable period was the result of a 6% decrease in average selling prices, negatively affecting net sales by $18.5 million, primarily due to the pass through of lower resin costs, partially offset by a 5% increase in sales volume positively affecting net sales by $14.5 million. The third quarter of 2015 also included a $2.9 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $3.6 million increase in the LIFO reserve during the third quarter of fiscal 2015 versus a $1.9 million decrease in the LIFO reserve during the third quarter of fiscal 2014, representing an increase of $5.5 million year-over-year. Excluding the impact of the LIFO reserve change during the quarter, gross profit increased $20.4 million primarily resulting from improved material margins and increased volumes partially offset by an increase in the provision related to employee cash performance incentives of $0.9 million.

Operating Expenses

Operating expenses increased $3.6 million during the third quarter of fiscal 2015 versus the third quarter of fiscal 2014 primarily due to an increase in the provision related to employee cash performance incentives of $2.0 million, an increase of $0.6 million in bad debt expense primarily due to a customer’s bankruptcy filing, an increase in delivery expense of $0.6 million primarily due to an increase in sales volume and a $0.2 million increase in share-based compensation expense associated with our performance units, partially offset by $0.4 million of foreign exchange impact.

Business Interruption Insurance Recovery

During the fiscal year 2013 relocation of equipment purchased from Transco to our Bowling Green, Kentucky facility, a print press was damaged in transit. The damages sustained resulted in a delay in the start-up of the machinery and our inability to supply certain customers. We filed a business interruption claim related to the lost margins from this incident. During the third quarter of fiscal 2014, we collected $2.1 million in business interruption recoveries, which is recorded as a component of operating income in the consolidated statement of operations for the three months ended July 31, 2014.

Interest Expense

Interest expense for the three months ended July 31, 2015 decreased $0.3 million as compared to the prior year period primarily resulting from lower average borrowings on our credit facility during the period.

Income Tax Provision

The provision for income taxes for the three months ended July 31, 2015 was $4.8 million on income before the provision for income taxes of $11.4 million. The difference between our effective tax rate of 42.3 percent for the three months ended July 31, 2015 and the U.S. statutory tax rate of 35.0 percent primarily relates to net permanent differences, and the provision for state taxes in the United States, net of federal provision.

The provision for income taxes for the three months ended July 31, 2014 was $0.4 million on income before the provision for income taxes of $1.6 million. The difference between our effective tax rate of 22.9 percent for the three months ended July 31, 2014 and the U.S. statutory tax rate of 35.0 percent primarily relates to a true-up of prior year estimates in the United States and the differential in the U.S. and Canadian statutory rates, partially offset by the provision for state taxes in the United States, net of federal benefit.

Results of Operations - Nine Months of Fiscal 2015 Compared to Nine Months of Fiscal 2014

The following table presents unaudited selected financial data for the nine months ended July 31, 2015 and 2014 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended
	July 31, 2015		July 31, 2014		% increase/ (decrease) of $	$ increase/ (decrease)
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$863,143	$1.23	$876,305	$1.26	(1.5)%	$(13,162)
Gross profit	130,541	0.19	87,788	0.13	48.7%	42,753
Operating expenses:
Delivery	37,454	0.05	37,766	0.05	(0.8)%	(312)
Selling	27,957	0.04	27,263	0.04	2.5%	694
General and administrative	22,879	0.04	18,020	0.03	27.0%	4,859

Total operating expenses	$88,290	$0.13	$83,049	$0.12	6.3%	$5,241

Pounds sold		704,347 lbs.		697,847 lbs.

Net Sales

The decrease in net sales for the nine months ended July 31, 2015 as compared to the prior year comparable period was the result of a 1.7% decrease in average selling prices, negatively affecting net sales by $14.7 million, primarily due to the pass through of lower resin costs, partially offset by a 0.9% increase in sales volume positively affecting net sales by $8.0 million. The decline in volume experienced during the first half of the fiscal year, which we believe primarily was due to customers delaying orders as a result of declining resin prices, was mitigated during the third fiscal quarter as customers resuming purchases within historical ranges. The nine months of fiscal 2015 also included a $6.5 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $12.3 million decrease in the LIFO reserve during the nine months of fiscal 2015 versus a $4.6 million increase in the LIFO reserve during the nine months of fiscal 2014, representing a decrease of $16.9 million year-over-year. Excluding the impact of the LIFO reserve change during the nine months, gross profit increased $25.9 million primarily resulting from improved material margins partially offset by higher manufacturing costs, including employee health costs and utility costs of $1.8 million, an increase in depreciation expense of $1.0 million, an increase in the provision related to employee cash performance incentives of $0.9 million and an increase in share-based compensation expense associated with our performance units of $0.8 million.

Operating Expenses

Operating expenses increased $5.2 million during the nine months of fiscal 2015 versus the nine months of fiscal 2014 primarily due to a bad debt provision of $2.7 million resulting from customers’ bankruptcy filings, $2.4 million increase in share-based compensation expense associated with our performance units and an increase in the provision related to employee cash performance incentives of $2.0 million, partially offset by a decrease in delivery expenses of $0.3 million primarily due to lower fuel costs, a decrease of $0.5 million related to costs of maintaining our former corporate headquarters and $0.8 million of foreign exchange impact.

Business Interruption Insurance Recovery

During the third quarter of fiscal 2014, we collected $2.1 million in business interruption recoveries regarding the equipment damaged in transit, which is recorded as a component of operating income in the consolidated statement of operations for the nine months ended July 31, 2014.

Interest Expense

Interest expense for the nine months ended July 31, 2015 decreased $0.4 million as compared to the prior year period primarily resulting from lower average borrowings and interest rates on our credit facility during the period.

Income Tax (Provision) Benefit

The provision for income taxes for the nine months ended July 31, 2015 was $10.0 million on income before the provision for income taxes of $28.2 million. The difference between our effective tax rate of 35.6 percent for the nine months ended July 31, 2015 and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal provision, partially offset by net permanent differences.

The benefit for income taxes for the nine months ended July 31, 2014 was $2.6 million on a loss before the benefit for income taxes of $7.8 million. The difference between our effective tax rate of 33.0 percent for the nine months ended July 31, 2014 and the U.S. statutory tax rate of 35.0 percent primarily relates to net permanent differences and foreign taxes paid or accrued during the period on Canadian undistributed earnings, partially offset by a true-up of prior year estimates in the United States, the differential in the U.S. and Canadian statutory rates, and the benefit for state taxes in the United States, net of federal.

Reconciliation of Non-GAAP Measures to GAAP

We define Adjusted EBITDA as net income (loss) before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, other non-operating income (expense), net, and share-based compensation expense (income). We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), other non-operating items and share-based compensation. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our Company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	July YTD Fiscal 2015	July YTD Fiscal 2014
	(in thousands)
Net income (loss)	$6,567	$1,235	$18,171	$(5,216)
Provision (benefit) for taxes	4,814	366	10,048	(2,569)
Interest expense	4,617	4,945	14,252	14,661
Depreciation and amortization expense	7,418	8,039	24,148	23,966
Increase (decrease) in LIFO reserve	3,613	(1,938)	(12,348)	4,637
Other non-operating income, net	(163)	(16)	(220)	(87)
Share-based compensation	911	554	3,328	150

Adjusted EBITDA	$27,777	$13,185	$57,379	$35,542

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures. We continuously monitor our financial position and evaluate capital allocation alternatives, including acquisitions of businesses or assets, repurchases of our equity and debt and the payment of dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations and funding significant acquisitions. Market conditions may limit our sources of funds and the terms for these financing activities.

We believe we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of July 31, 2015, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $204.3 million, compared with $255.5 million at the end of fiscal 2014. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $148.6 million at July 31, 2015.

Our working capital amounted to $97.7 million at July 31, 2015 compared to $103.2 million at October 31, 2014. We used the LIFO method for determining the cost of approximately 85% of our total inventories at July 31, 2015. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $130.1 million and $147.9 million at July 31, 2015 and October 31, 2014, respectively. During the nine months ended July 31, 2015, the LIFO reserve decreased $12.3 million to $32.4 million primarily as a result of decreased resin costs. Despite the possible negative effects on our results of operations and our financial position during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

As a result of decreasing resin prices during the nine months of fiscal 2015, our investment in working capital has decreased and therefore, has had a favorable impact on our cash flows from operating activities. We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the nine months ended July 31, 2015 and 2014:

	For the Nine Months Ended July 31,
	2015	2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$60,768	$11,239
Investing activities	(10,021)	(21,085)
Financing activities	(41,703)	(1,284)
Effect of exchange rate changes on cash	(443)	(591)

Increase (decrease) in cash and cash equivalents	$8,601	$(11,721)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $9.5 million at July 31, 2015, as compared to $0.9 million at October 31, 2014. Cash provided by operating activities during the nine months ended July 31, 2015 was $60.8 million, which includes net income of $18.2 million adjusted for non-cash items totaling $17.5 million primarily related to depreciation and amortization of $24.1 million, $3.3 million in share-based compensation and $3.0 million provision for losses on accounts receivable and inventories, partially offset by a decrease in LIFO reserve of $12.3 million. As a result of decreasing resin prices during the nine months of fiscal 2015, working capital decreased resulting in a favorable impact on our cash flows from operating activities, including a $14.2 million decrease in inventories, excluding the non-cash effects of LIFO and an $8.2 million decrease in accounts receivable, partially offset by a $12.4 million decrease in accounts payable. There was a $13.7 million increase in accrued expenses primarily as a result of an increase in accrued incentive payments to employees, an increase in interest accrued due to timing of payments on our 2019 notes, and an increase in income taxes payable.

Investing Activities

Net cash used in investing activities during the nine months ended July 31, 2015 was $10.0 million, resulting from capital expenditures during the period.

Financing Activities

Net cash used in financing activities during the nine months ended July 31, 2015 was $41.7 million, primarily resulting from $40.5 million in net repayments of borrowings under our credit facility, $1.9 million in principal payments on capital lease obligations and $0.7 million in payments of withholding taxes related to our performance units.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at July 31, 2015 and October 31, 2014 under the credit facility was $144.8 million and $107.4 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at July 31, 2015 and October 31, 2014. Availability under the Canadian credit facility at July 31, 2015 and October 31, 2014 was $5.0 million Canadian dollars (US$3.8 million and US$4.4 million, respectively).

Please refer to Note 4 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of July 31, 2015 are as follows:

	For the Years Ending October 31,
	Borrowings (1)	Interest on Fixed Rate Borrowings (2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2015	$54	$8,287	$607	$1,761	$10,709
2016	222	16,644	2,429	5,899	25,194
2017	232	16,634	2,429	4,758	24,053
2018	242	16,625	2,430	3,247	22,544
2019	200,252	8,502	2,261	1,959	212,974
Thereafter	2,905	274	533	6,483	10,195

Total	$203,907	$66,966	$10,689	$24,107	$305,669

(1)	Borrowings include $200.0 million aggregate principal amount of 2019 notes, a $3.0 million ten-year mortgage note due August 2022 related to the purchase of the Company’s corporate headquarters, and $0.9 million of a Pennsylvania industrial loan. See Note 4 of the consolidated financial statements for further discussion of our debt.
(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above, we expect to incur approximately $3 million to $5 million of capital expenditures during the remainder of fiscal 2015.

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

There were no material changes to our critical accounting policies during the nine months ended July 31, 2015.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2015, the carrying value of our total debt was $213.8 million, all of which was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of July 31, 2015, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $205.6 million. As of July 31, 2015, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $13.8 million, which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

Floating rate debt at July 31, 2015 and October 31, 2014 totaled zero and $40.5 million, respectively. Based on the average floating rate debt outstanding during the nine months ended July 31, 2015 (our credit facility), a one-percentage point increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.3 million for the nine months ended July 31, 2015.

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

As of July 31, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AEP Industries Inc.

Dated: September 9, 2015	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: September 9, 2015	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)