Form 10-K
period 2015-10-31
AEP INDUSTRIES INC
filed 2016-01-14
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 30, 2015 was $199,294,694, based upon the closing price of $50.10 as reported by the Nasdaq Global Select Market on such date. Shares of common stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 11, 2016 was 5,103,398.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2016 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

AEP INDUSTRIES INC.

INDEX TO FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain or increase sales and profits of our operations (including our attempt to drive future costs out of our business), the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs and our intention to issue quarterly dividends. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the timing and completion, in part or full, of the significant capacity increase by North American resin producers in future years and its impact on future resin pricing; the ability to manage resin price volatility, including passing raw material price increases to customers in full or in a timely fashion; delayed purchases by certain customers during periods when resin prices are expected to decrease in the near term; the availability of raw materials; competition in existing and future markets; disruptions in the global economic and financial market environment; limited contractual relationships with customers; Board discretion to pay future dividends and future cash flows, liquidity, contractual and legal restrictions related thereto; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

The Company’s operations are conducted within one business segment. Information about our operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2015, 2014 and 2013, respectively, is as follows:

	United States	Canada	Total
	(in thousands)
2015
Sales—external customers	$1,073,417	$67,974	$1,141,391
Operating income	60,231	2,487	62,718
Geographical area assets	416,103	24,102	440,205

	United States	Canada	Total
	(in thousands)
2014
Sales—external customers	$1,117,404	$75,586	$1,192,990
Operating income	5,448	4,413	9,861
Geographical area assets	425,533	21,413	446,946

	United States	Canada	Total
	(in thousands)
2013
Sales—external customers	$1,071,410	$72,442	$1,143,852
Operating income	26,096	7,220	33,316
Geographical area assets	440,089	31,474	471,563

Fiscal 2015 Developments

Gradual and continuous reductions in resin costs throughout fiscal 2015 as a result of decreasing crude oil prices had a significant and positive impact on material margins and profits as well as a favorable impact on cash flows from operating activities. During fiscal 2015 resin costs declined a net $0.20 per pound. This resin cost reduction was also a major contributor to the reduction of LIFO reserves, which increased operating income by $26.6 million for fiscal 2015. The benefit of resin cost reductions was slightly offset by a 1% decline in volume.

We continue to believe that our recent investments combined with our cost cutting initiatives have well positioned the Company to accommodate future growth.

For a further discussion of key operational and financial developments occurring in fiscal 2015, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary”.

Products

As stated above, we manufacture and market an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products, with consumer, industrial and agricultural applications. Flexible packaging and film products are thin, ductile bags, sacks, labels and films used for food and non-food consumer, agricultural and industrial items.

The following table summarizes our product lines:

Product	Material	Examples of Uses
custom films	polyethylene co- extruded and monolayer custom designed films	• drum, box, carton, and pail liners • furniture and mattress bags • pallet covers • shrink bundle film • magazine overwrap

stretch (pallet) wrap	polyethylene	• pallet wrap

food contact	polyethylene polyvinyl chloride	• reclosable food storage plastic bags with press-to-seal zipper closures • fold-top plastic bags • food and freezer wrap • retail and institutional films and products

PROformance Films®	co-extruded and monolayer polyethylene films	• direct food contact packaging • lamination layers • protective masking • medical and pharmaceutical

canliners	polyethylene	• retail kitchen and standard garbage bags • retail lawn and leaf trash bags • institutional trash bags

printed and converted films	polyethylene	• printed shrink films • printed, converted films for flexible packaging to consumer markets

other products and specialty films	unplasticized polyvinyl chloride and polyethylene	• battery labels • credit card laminate • table covers, aprons, bibs and gloves • agricultural films

Net sales by product line for each of the years ended October 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(in thousands)
Custom films	$357,742	$372,204	$333,876
Stretch (pallet) wrap	332,857	361,067	352,125
Food contact	165,566	183,366	185,950
PROformance Films®	63,158	76,698	79,384
Canliners	144,416	126,737	125,615
Printed and converted films	30,552	25,648	25,361
Other products and specialty films	47,100	47,270	41,541

Total	$1,141,391	$1,192,990	$1,143,852

No single customer accounted for more than 10% of net sales in any of the last three fiscal years. No single customer accounted for more than 10% of our accounts receivable balance at October 31, 2015 or 2014. See Note 13 in our consolidated financial statements for information regarding the Company’s operations by geographical area (United States and Canada).

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

We also produce high quality plastic cast film bags with a non-color reclosable zipper seal (“Seal’N’Loc”) and other food contact products including blown plastic film fold-top bags. The Seal’N’Loc product line consists of sandwich bags, snack bags, quart size and gallon size bags.

PROformance Films®

We offer a comprehensive range of coextruded polyethylene film products used as a critical component in flexible packaging laminations, direct food contact, protective masking, medical, pharmaceutical and industrial applications. We manufacture these products using both blown and cast processes and offer mono to seven layer films. They are custom designed for strength, clarity, oxygen and moisture barriers, as well as other specifications required for demanding packaging applications.

Canliners

The canliners product line includes retail kitchen and standard trash bags, retail lawn and leaf trash bags and institutional trash bags all of which are available with flap ties, handles and draw tape closures. In addition to the different closures, the canliners come in different sizes, gauges (thickness), colors, scents and strengths.

Printed and Converted Films

We manufacture up to ten color printing, sheeting, and wicketed bags. Our printed and converted films provide printed rollstock to the food and beverage industries and other manufacturing and distributing companies. We also convert printed rollstock to bags for use by bakeries, fresh or frozen food processors, manufacturers or other dry goods processors.

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

Manufacturing

We currently conduct our manufacturing operations at 14 strategically located and integrated facilities in the United States and Canada. 12 manufacturing facilities are ISO-certified (International Organization for Standardization), with the exception of our Mankato institutional products facility and the West Hill, Ontario, Canada facility. We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from inventory, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products. The size and location of our manufacturing facilities, as well as their ability to manufacture multiple types of flexible packaging products and to flexibly adjust product mix as market conditions warrant enable us to minimize overhead and transportation costs to better serve our customers and remain competitive. See Item 2, “Properties” for a discussion of product lines manufactured at each facility as of October 31, 2015.

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

We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste, maintenance and production time. During the past four fiscal years, we have invested an aggregate of $127.4 million, of which $12.2 million was spent in fiscal 2015, primarily in new machinery and equipment in order to boost output and productivity in those product lines we believe provide us significant growth opportunities, enhance automation to control labor costs, satisfy increasing demand in certain product lines, improve service to our customers and to prepare us for long term growth concurrent with anticipated increase in resin production.

Raw Materials

We manufacture film products primarily from polyethylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. We currently purchase resins from major North American resin suppliers and believe any combination of purchases from such suppliers, as well as other suppliers we do not currently do business with, could satisfy our ongoing resin requirements. Our top three suppliers of resin during fiscal 2015 supplied us with 27%, 22% and 16%, respectively, of our aggregate resin purchases, which is consistent with our historical resin purchases from our top three suppliers in aggregate. Given the significant effect of resin costs on our operations and financial results, we have elected to focus our purchases with three suppliers in order to take advantage of the volume rebates which are customary among resin suppliers and critical to our success. Although the plastics industry has from time to time experienced shortages of resin supply and we have limited contractual protections in the event of such shortage, we believe we are well positioned to deal with such risks given our significant relationships and history with existing suppliers, as well as suppliers with whom we currently do not do business.

The resins used by us are produced from petroleum and natural gas. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials, and this could have an adverse effect on our profitability if there is an increase in resin costs that cannot be passed on to customers in full or on a timely basis. See Item 1A, “Risk Factors.”

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

Marketing and Sales

We believe that our ability to provide superior service to our customers is critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities, our ability to offer a broad line of products to our customers, and our timely delivery is a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers. We serve over 3,000 customers worldwide, none of which individually accounted for more than 10% of our net sales in fiscal 2015.

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

We generally sell either directly to customers who are end-users of our products or to distributors, including nation-wide brokers, for resale to end-users. In each of fiscal 2015, 2014 and 2013, approximately 61% of our worldwide sales were directly to distributors with the balance representing sales to end-users.

Distribution

We believe that the timely delivery of our products to customers is a critical factor in our ability to maintain and grow our market position. In North America, the majority of our deliveries are by contracted third parties, with approximately 11% of US shipments handled by the AEP private fleet. The private fleet is used strategically to support most of the AEP logistics facilities. The Company is increasing its use of the private fleet and will continue to do so as it provides the Company a cost effective option in areas where there are carrier capacity issues. We monitor and control all shipments through “On Demand” Transportation Management System (TMS) software. The TMS system provides detailed reports, tracking of every shipment to customer delivery and carrier management. This enables us to better control the distribution process and ensure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500 mile radius of our plants. This enables us to reduce our use of warehouse space to store products and utilize the most efficient and economical shipping methods. We also ship products great distances when necessary and export from the United States and Canada.

Research and Development

We have a research and development department with a staff of 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet an individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2015, our research and development department focused on new and improved products in our core product lines of custom films and stretch (pallet) wrap. Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In fiscal 2015, 2014 and 2013, we spent $2.0 million, $2.0 million and $2.3 million, respectively, for research and development activities. Research and development expense is included in cost of sales in our consolidated statements of operations.

Intellectual Property

We own a number of patents, trademarks and licenses that relate to some of our products and manufacturing processes, and apply for new patents on significant product and process developments when appropriate. Although we believe that our patents and trademarks collectively provide us with a competitive advantage, we are not dependent on any single patent or trademark. Rather, we believe our success depends on our marketing, manufacturing, and purchasing skills, as well as our ongoing research and development and unpatented proprietary know-how. We believe that the expiration or unenforceability of any of our patents, trademark registrations or licenses would not be material to our financial conditions or results of operations.

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

Environmental Matters

We believe that there are no current environmental matters which would have a material adverse effect on our financial condition or results of operations. See discussion of environmental risk factors in Item 1A, “Risk Factors.”

Employees

At October 31, 2015, we had approximately 2,600 full and part time employees worldwide, including officers and administrative personnel. As of such date, we had three collective bargaining agreements covering 532 employees, which expire in March 2017, December 2018 and January 2020, respectively. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial condition and results of operations.

Executive Officers of the Registrant

At January 14, 2016, our executive officers are as follows:

Name	Age	Position
J. Brendan Barba	74	Chairman of the Board of Directors and Chief Executive Officer
Paul M. Feeney	73	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	51	President, Chief Operating Officer and Director
Paul C. Vegliante	50	Executive Vice President, Operations
Robert W. Cron	68	Executive Vice President, Sales and Marketing
Lawrence R. Noll	67	Vice President, Tax and Administration
James B. Rafferty	63	Vice President and Treasurer
Linda N. Guerrera	48	Vice President and Controller

J. Brendan Barba is one of our founders and has been our Chief Executive Officer and a director since our inception in January 1970. In 1985, Mr. Barba also became the Chairman of the Board of Directors. From 1970 to November 2015, he served as President.

Paul M. Feeney has been our Executive Vice President, Finance and Chief Financial Officer and a director since December 1988. From 1980 to 1988, Mr. Feeney was Vice President and Treasurer of Witco Corporation.

John J. Powers has been our Chief Operating Officer and President since November 2015 and a director since November 2013. Previously, he served the Company as Executive Vice President, Sales and Marketing (March 1996-November 2015), Vice President, Custom Film Division (1993-1996) and various sales positions (1989-1993).

Paul C. Vegliante has been our Executive Vice President, Operations since December 1999. Prior thereto, he was our Vice President, Operations since June 1997 and held various other positions with us since 1994.

Robert W. Cron has been our Executive Vice President, Sales and Marketing since November 2015. Previously, he served as Executive Vice President of National Accounts (2001-2015), Vice President Industrial Division (1996-2001), Executive Vice President Sales (1989-1996) and various other sales positions since 1970.

Lawrence R. Noll has been our Vice President, Tax and Administration since April 2007. Previously, he served as Vice President, Controller and Secretary (2005-2007), Vice President and Controller (1996-2005), Secretary (1993-1998), Vice President, Finance (1993-1996), and Controller (1980-1993). He also served as a director of the Company from 1993 to 2004 and from February 2005 to November 2013.

James B. Rafferty has been our Vice President and Treasurer since November 1996. Previously, he served as Secretary (April 2007-June 2011) and Assistant Treasurer (July 1996-November 1996). From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

Linda N. Guerrera has been our Vice President and Controller since April 2007. Previously, she was our Director of Financial Reporting (September 2006-April 2007) and our Assistant Controller—International Operations (October 1996-September 2006). Prior to joining the Company, Ms. Guerrera was a manager at Arthur Andersen LLP in New York City.

Certain family relationships exist between our directors and executive officers: Messrs. Powers and Vegliante are the sons-in-law of Mr. Barba; Mr. Cron is the first cousin of Mr. Barba and Ms. Guerrera is the daughter-in-law of Mr. Feeney.

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

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations and financial condition.

Industry Risks

Our business is dependent on the price and availability of resin, our principal raw material, and our ability to manage resin price volatility and resin availability.

The primary raw materials that we use in our products are polyethylene (“PE”) and polyvinyl chloride (“PVC”) resins. Our ability to operate profitably is dependent, in a large part, on the markets for these resins. These resins are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. We have at times experienced significant fluctuations in resin prices and availability. Following an aggregate resin price increase of $0.23 per pound in fiscal 2013 and 2014, PE resin prices decreased a net $0.20 per pound during fiscal 2015. This significant volatility in resin prices within and between consecutive periods creates instability in customer purchasing and has materially impacted our pounds of product sold, revenue and profitability. During periods of resin price decreases, as occurred in fiscal 2015, we do not realize the full benefit of the price reduction in our margin. As resin prices decrease, certain customers, especially in our stretch product line, determine to keep their inventory levels as low as possible and delay purchases in anticipation of further price decreases. During periods of price increases, there can be no assurance that we will be able to pass on resin price increases in full or on a timely basis, shorten the time lag in adjusting sell prices, win in a competitive bid process or have enough product to allocate to customers desiring to increase their inventory levels. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of resin costs on results of operations in fiscal 2015.

Polyethylene resin is expected to undergo a major growth phase in the United States. According to Plastic News, 27 PE expansions have been announced for North America and are expected to add approximately 34 billion pounds of capacity by 2021, starting with 4 billion pounds in 2016. Availability of welders, pipefitters and other specialty labor and a variety of other reasons could delay the production of such new capacity, none of which we influence or control. If any such projects are significantly delayed or cancelled, we could have excess capacity and may not achieve our expected return on investment of our significant capital expenditures in the last four fiscal years. Further, excess capacity in our industry could result in further pricing pressures in our industry that would have a material and adverse impact on our operations, results of operations and financial condition.

Our ability to maintain profitability during periods of resin price increases is heavily dependent upon our ability to pass through to our customers the full amount of any price increases on a timely basis. Since resin costs fluctuate significantly, selling prices are determined generally as a “spread” over resin costs, usually expressed as cents per pound. The historical increases and decreases in resin costs have generally been reflected over a period of time in the sales prices of the products on a penny-for-penny basis. Assuming a constant volume of sales, an increase in resin costs would, therefore, result in increased sales revenues but lower gross profit as a percentage of sales or gross profit margin, while a decrease in resin costs would result in lower sales revenues with a higher gross profit margin. Further, the gap between the time at which an order is taken, resin is purchased, production occurs and shipment is made, has an impact on our financial results and our working capital needs. In periods of rising resin prices, this impact is generally negative to operating results and in periods of declining resin prices, the impact is generally positive to operating results. If there is overcapacity of, or significant competition of comparable quality in any specific product that we manufacture and sell, we frequently are not able to pass through the full amount of any cost increase and we may be required to participate in a re-bid process for future business.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying flexible plastic packaging products is extremely competitive and the general economic environment in recent years has only intensified an already competitive marketplace. The competition in our market is highly price sensitive; we also compete on the basis of quality, service, timely delivery and product differentiation, development and availability. We face intense competition from numerous private and public companies, including from local manufacturers that specialize in the extrusion of a limited group of products, which they market nationally, and a limited number of manufacturers of flexible packaging products that offer a broad range of products and maintain production and marketing facilities domestically and internationally. Certain of our competitors may have more efficient production facilities (including more advanced technologies), well-developed sales and marketing staffs and greater financial resources than we do. We believe that there are few barriers to entry into many of our product markets. Many of these competitors have also undertaken significant capital expenditures projects in recent years in anticipation of increased domestic resin production and lower supply costs. As a result, we may not achieve future anticipated benefits from resin supply changes to the same extent as some of our competitors. Further, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market for a flexible plastic packaging product or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share. In addition, we compete with other packaging product manufacturers, many of which can offer consumers non-plastic packaging solutions. Many of these competitors have greater financial resources than we do, and such competition can result in additional pricing pressures, reduced sales and lower margins.

An increase in competition could result in material reductions in margins or loss of our market share, which could materially adversely affect our operations and financial condition. In recent years, we have varied on focusing on maintaining margins which has negatively impacted sales volume, and focusing on maintaining market share, which has negatively affected margins. In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or products quickly. Further, we believe intense competition in the industry has precluded us from implementing non-resin price increases to counter rising costs in freight (carrier charges), utility, packaging and healthcare costs, which have negatively impacted our results in recent years. Certain consolidation of our customers has also resulted in customers having greater purchasing power. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

We are subject to various environmental and health and safety laws and regulations that govern our operations and that may result in potential liability. In addition, consumer preferences and ongoing health and safety studies on plastics and resins may adversely affect our business.

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

Additionally, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect on our business, financial condition and results of operations. In addition, a number of governmental authorities in the United States and abroad, have considered, or are expected to consider, legislation aimed at reducing the amount of plastic wastes disposed. Programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on flexible plastic packaging material and requiring retailers or manufacturers to take back packaging used for their products. Governmental, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain flexible plastic packaging, result in greater costs for flexible plastic packaging manufacturers or otherwise negatively impact our business. Some consumer products companies, including some of our customers, have responded to these initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic, which we do not manufacture. Future legislation and initiatives could adversely affect us in a manner that would be material.

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

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act. Furthermore, some of our products are regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance. Although we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements. A recall of any of our products or any fines and penalties imposed in connection with non-compliance could have a materially adverse effect on our operations, results of operations and financial condition.

Company Risks

Disruptions in the global economic and financial market environment may have a negative effect on our business and operations.

Our customers, distributors and suppliers represent a cross-section of the general economy and therefore we are significantly impacted by the global economic and financial markets. In recent years, we have lost volume due to foreign imports, customer bankruptcies and loss of bids due to pricing. Disruptions in the global economy and volatility in the financial markets could cause, among other things, lower levels of liquidity, increased borrowing rates, increased rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which may have a negative effect on our business, results of operations and financial condition. Customers, distributors and suppliers may be negatively affected by the ongoing impacts of the economic and financial market difficulties. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or may determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or may go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve. Future weakness in the global economy could adversely affect our operations and financial condition in future periods.

See “—Financial Risks” below for a discussion of additional risks to our liquidity resulting from the economic and financial market environment.

The loss of a key supplier could lead to increased costs, lower profit margins and short-term production issues

The majority of the resins purchased by us are purchased under supply contracts which are typically renewed annually. In fiscal 2015, we purchased approximately 27%, 22% and 16% of our resin requirements from our three largest suppliers. Each of these suppliers produces resins in multiple locations, and should any one, or a combination of these locations fail to meet our needs, we believe sufficient capacity exists among our remaining contract holders, the open market and the secondary markets to supply any shortfall that may result. Nevertheless, it is not always possible to replace a specialty resin without a disruption in our operations and replacement of significant supply is often at higher prices, and such impact may materially and adversely harm our competitive position.

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

Many of our larger packaging customers are multinational companies that purchase large quantities of packaging materials, some of whom have recently consolidated. Many of these companies are purchasers with centralized procurement departments. They generally enter into supply arrangements through a tender process of soliciting bids from several potential suppliers and selecting the winning bid based on several attributes, including price and service. The significant negotiating leverage possessed by many of our customers and potential customers limits our ability to negotiate supply arrangements with favorable terms and creates pricing pressure, reducing margins industry wide. In addition, our customers may vary their order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event we lose any of our larger customers, we may not be able to quickly replace that revenue source or replace with not as good pricing, which could harm our financial results.

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

Unions represent 532 employees, or 20% of our workforce, at October 31, 2015, under three collective bargaining agreements which expire in March 2017, December 2018 and January 2020, respectively. Although we believe that our present labor relations with our employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

We continually review acquisition opportunities that will enhance our market position, expand our product lines and provide sufficient synergies. Any of the following risks associated with our past acquisitions or future acquisitions, individually or in aggregate may have a material adverse effect on our business, financial condition, operating results or stock price:

•	difficulties in realizing anticipated financial or strategic benefits of such acquisition;

•	diversion of capital from other uses and potential dilution of stockholder ownership;

•	the risks related to increased indebtedness;

•	significant capital and other expenditures may be required to integrate the acquired business into our operations;

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

Our future success depends to a large extent on the experience, business relationships and continued service of our key managerial employees, including J. Brendan Barba, our Chairman and Chief Executive Officer, and Paul M. Feeney, our Executive Vice President, Finance and Chief Financial Officer, both of whom are also directors. Although the Company significantly benefits from the 72 years of combined service of Messrs. Barba and Feeney, any failure to ensure effective transfer of institutional knowledge and to implement a well-run succession plan could hinder our strategic planning and growth upon their termination of employment. We do not maintain key-person insurance for any of our officers. We may not be able to retain our executive officers and key personnel or attract additional qualified key employees in the future. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse effect on our results of operations and financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our executive officers beneficially own a substantial amount of our common stock and have significant influence over our business.

At October 31, 2015, our executive officers beneficially owned 1,096,715 shares of our common stock, representing 21% of our outstanding shares as of such date. Their ownership and voting control, together with their duties as executive officers and directors, gives them significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or stockholders for approval, including acquisitions, mergers, consolidations, substantial asset sales and director elections.

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

Unexpected failures of our equipment and machinery may result in production delays, loss of customers and revenues, reduced product quality, significant repair costs, injuries to our employees, and customer claims. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and financial condition. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations and our results of operations and financial condition could be harmed. In addition, the installation of new equipment and machinery is expensive and complex, may require various restructuring of existing facilities and the incapacity of certain manufacturing lines, and new equipment may not operate as anticipated. If there is a delay in installing new equipment or machinery, or new automation or other projects are unsuccessful, our operations or results of operations may be adversely impacted.

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

In each of fiscal 2015, 2014 and 2013, approximately 61% of our worldwide sales were directly to distributors. Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for product sales, and the loss of these distributors could reduce our revenues. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act of 1977 or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

Financial Risks

Our debt could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

As of October 31, 2015, we had $213.4 million of total debt outstanding (including capital lease obligations of $9.6 million).

Our debt could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby limiting our ability to fund acquisitions, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that may have less debt; and

•	limit, among other things, our ability to borrow additional funds.

We and our subsidiaries may be able to incur substantial additional debt in the future. We are party to the Second Amended and Restated Loan and Security Agreement (the “credit facility”), dated February 22, 2012, with Wells Fargo Bank National Association (“Wells Fargo”) and we also maintain a secured credit facility at our Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. As of October 31, 2015, we would have been permitted to borrow up to an additional $147.1 million under the credit facility (after taking into account $2.9 million of outstanding letters of credit) and $3.8 million under our credit line available to our Canadian subsidiary, in each case based on the respective available borrowing base. As of October 31, 2015, we had no borrowings under both of our credit facilities. In addition, the terms of the indenture that governs the senior notes do not prohibit us or our subsidiaries from issuing and incurring additional debt upon satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks described above that we and our subsidiaries face could intensify.

To service our debt or redeem such debt upon a change of control, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our financial and operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, forgo acquisition opportunities, obtain additional equity capital or indebtedness, or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all.

A provision of the senior notes requires us, upon a change of control, to offer to purchase the outstanding senior notes. If a change of control were to occur and we could not obtain a waiver or if we do not have the funds to make the purchase, we would be in default under the senior notes, which could, in turn, cause any of our debt that contains a cross-acceleration or cross-default provision to become immediately due and payable. If our debt were to be accelerated, we cannot assure you that we would be able to repay it.

We are subject to a number of restrictive debt covenants that may restrict our business and financing activities.

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

Our agreement relating to the credit line available to our Canadian subsidiary also contains certain of these restrictive debt covenants. These covenants could adversely limit our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy.

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

Our ability to comply with the restrictions contained in our credit facility, the senior notes indenture and the credit line available to our Canadian subsidiary may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility, the senior notes indenture and the credit line available to our Canadian subsidiary, or any other subsequent financing agreement, which could, in turn, cause any of our debt that contains a cross-acceleration or cross-default provision to become immediately due and payable. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds. Further, the credit facility is secured by liens on most of our domestic assets (other than real property and equipment) and on 66% of our ownership interest in certain foreign subsidiaries and, in the event of a default thereunder, the lenders generally would be entitled to seize the collateral.

Risks Related to an Investment in Our Common Stock

Our common stock price has been and may continue to be volatile.

The market price of our common stock has fluctuated regularly and significantly in the past. The market price of our common stock will continue to be subject to significant fluctuations in response to a variety of factors, including:

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

Although our common stock has had increased trading volume for periods of time in the last few years, our common stock generally has had a low trading volume historically, which could cause further volatility in the market price of our common stock.

Shares of common stock eligible for future sale, and additional equity offerings by us, may adversely affect our common stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or in connection with future acquisitions, or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2015, under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which 5.1 million shares of common stock were outstanding, 0.1 million shares of common stock were issuable upon the exercise of currently outstanding stock options and 0.2 million shares of common stock were issuable upon the settlement of performance units if the performance unit holders elect settlement in stock.

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

Our ability to pay dividends on our common stock may be limited and we may change our dividend policy for common stock in the future at any time.

Certain covenants in our credit facility and the indenture governing our senior notes limit our ability to pay dividends. If we are unable to satisfy the applicable covenants of such debt, we will not be able to pay dividends to the extent desired or at all. Our ability to pay dividends also is limited by Delaware law. Delaware law provides generally that a corporation only can pay a dividend from its surplus (generally its net assets less the aggregate par value of outstanding shares), and a corporation cannot pay a dividend if it would not be able to pay its debts as the debts become due in the usual course of business.

We have no recent history of paying dividends and the decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of the Company’s Board of Directors. The Board’s determination will depend on our earnings, liquidity, financial condition, working capital requirements, capital expenditures, contractual prohibitions, other limitations under our indebtedness, our preferred shares, if any, Delaware law and such other factors as our Board deems relevant. Further, if we incur additional indebtedness in the future or otherwise take actions that reduce our funds available for the payment of dividends, our cash available to pay dividends may be limited or nothing. We may incur additional indebtedness to fund dividend payments, which could exacerbate the risks set forth above in “—Our debt could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.” Our actual dividend payable will be determined by our Board based upon the circumstances at the time of declaration. We do not guarantee that we will continue to pay dividends in the future at a specific amount or at all. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Montvale, New Jersey in a 48,000 square foot building.

The following table describes the manufacturing and warehousing facilities that we owned or leased and utilized for operations as of October 31, 2015. All of these facilities are located in the United States and Canada. The Wright Township, Pennsylvania facility is pledged under the Pennsylvania industrial loan. The following chart sets forth the square footage of such manufacturing facilities, including warehousing space.

Location	Approximate Square Footage	Types of Film Produced
Alsip, Illinois	182,000	Custom
Bowling Green, Kentucky .	171,000	Printed and converted, custom, PROformance
Chino, California	275,000	Custom and stretch
Griffin, Georgia	322,000	Food contact, other products and specialty films
Mankato, Minnesota	104,000	Custom, PROformance
Mankato, Minnesota	65,000	Other products and specialty films
Matthews, North Carolina	394,000	Custom and stretch
Montgomery, Alabama	125,000	Food contact
Montgomery, Alabama	130,000	Canliners, Food contact
Nicholasville, Kentucky	125,000	Stretch
Tulsa, Oklahoma	126,000	Stretch
Waxahachie, Texas	371,000	Custom, Canliners
West Hill, Ontario, Canada	138,000	Food contact
Wright Township, Pennsylvania	433,000	Custom, PROformance and stretch

Total	2,961,000

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

As of October 31, 2015, our manufacturing facilities had a combined average annual production capacity exceeding one billion pounds.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, party to litigation arising in the normal course of our business. We believe that there are currently no legal proceedings, the outcome of which would have a material adverse effect on our financial condition or our results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “AEPI.” The high and low closing prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2014 and 2015, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2014
First quarter (November-January)	$59.68	$44.04
Second quarter (February-April)	44.98	35.20
Third quarter (May-July)	40.86	30.65
Fourth quarter (August-October)	46.16	36.90
2015
First quarter (November-January)	$58.15	$43.68
Second quarter (February-April)	59.02	45.55
Third quarter (May-July)	61.08	47.80
Fourth quarter (August-October)	83.30	49.19

On January 11, 2016, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $72.92.

Holders

On January 11, 2016, our common stock was held by over 1,000 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

From December 1995 through the end of fiscal 2015, we did not pay dividends to stockholders. However, on January 13, 2016, the Board of Directors declared a cash dividend of $0.25 per common share of the Company, payable on February 16, 2016 to stockholders of record on February 1, 2016. Further, the Board of Directors confirmed its intention to declare future quarterly dividends, beginning in fiscal 2016 with the quarterly dividend of $0.25 per common share of the Company. Any determination to declare and pay cash dividends on our common stock in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial performance and condition, capital requirements, contractual restrictions under our line of credit, restrictions imposed by applicable law and other factors that our Board of Directors may deem relevant. See Item 1A “Risk Factors—Our ability to pay dividends on our common stock may be limited and we may change our dividend policy for common stock in the future at any time.”

Purchases of Equity Securities by the Issuer

There were no shares of our common stock repurchased during the fiscal year ended October 31, 2015.

Performance Graph

The following graph compares, for the five-year period ended on October 31, 2015, the cumulative total stockholder return of our common stock against the cumulative total stockholder return of:

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

The graph assumes $100 was invested on October 31, 2010 in our common stock, the S&P 500 Index and the peer group consisting of ten companies, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	For the Years Ended October 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,141,391	$1,192,990	$1,143,852	$1,152,535	$974,792
Gross profit	181,662	121,905	154,472	182,743	128,722
Operating income(1)	62,718	9,861	33,316	55,648	25,231
Interest expense	(18,790)	(19,571)	(18,713)	(19,077)	(19,178)
Other income, net(2)	317	270	1,360	829	8,418
Income (loss) before (provision) benefit for income taxes	44,245	(9,440)	15,963	37,400	14,471
(Provision) benefit for income taxes	(15,408)	3,934	(5,215)	(14,248)	(2,083)
Net income (loss)	$28,837	$(5,506)	$10,748	$23,152	$12,388
Basic Earnings (Loss) per Common Share:
Net income (loss) per common share	$5.66	$(1.03)	$1.93	$4.20	$2.10

Diluted Earnings (Loss) per Common Share:
Net income (loss) per common share	$5.64	$(1.03)	$1.92	$4.16	$2.09

Cash dividends declared and paid	—	—	—	—	—

	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data (at period end):
Total assets	$440,205	$446,946	$471,563	$431,443	$415,669
Total debt (including current portion and capital leases)	213,426	256,331	242,266	217,332	238,515
Shareholders’ equity	89,648	59,697	85,413	73,729	49,986

(1)	Fiscal year 2014 included $2.1 million in business interruption insurance recoveries resulting from damages sustained in the relocation of equipment purchased from Transco in Quebec, Canada to our Bowling Green, Kentucky facility.

(2)	Fiscal years 2013, 2012 and 2011 includes a gain on bargain purchase of a business of $1.0 million, $17,000 and $8.3 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Gradual and consistent reductions in resin costs throughout fiscal 2015 as a result of decreasing crude oil prices had a significant and positive impact on material margins and profits as well as a favorable impact on cash flows from operating activities. During fiscal 2015, resin costs declined a net

$0.20 per pound. This resin cost reduction was also a major contributor to the reduction of LIFO reserves, which increased operating income by $26.6 million for fiscal 2015. We anticipate resin prices to remain volatile, albeit less than in recent years, with a net decrease for fiscal 2016, although we do not expect to benefit from falling resin prices in fiscal 2016 to the same extent we benefitted in fiscal 2015.

Our sales volume has decreased 1% in each of the fiscal years ended 2015 and 2014, primarily as a result of the challenging economic conditions in recent years and volatile and uncertain resin market. However, several North American resin suppliers are undertaking substantial capital projects which are designed to add approximately 34 billion pounds of capacity by 2021, starting with 4 billion pounds in 2016. We believe these projects along with projected continuing declining crude oil prices will result in further reductions in domestic resin prices and increases in domestic film manufacturing activities. We believe our investment in capital expenditures over the past four fiscal years has well positioned the Company to fully participate in this opportunity.

The following are key items affecting the results of operations for the fiscal year ended October 31, 2015:

•

Due to the cash settlement feature of the performance units granted under the Company’s share-based plan to directors and key employees of the Company, the performance units are liability classified and are recognized at fair value, depending on the percentage of requisite service rendered at the reporting date, and are remeasured at each balance sheet date to the market value of the Company’s common stock at the reporting date. Due to the increase in our stock price of approximately $34 per share from October 31, 2014 to $80 per share at October 31, 2015 and an increase in performance units outstanding, the Company recorded $8.1 million in share-based compensation expense related to the performance units in the statement of consolidated operations for the fiscal year ended October 31, 2015 as compared to $0.7 million for the prior year.

•

The Company recorded specific provisions for bad debts in the statement of consolidated operations for the fiscal year ended October 31, 2015 totaling $2.7 million related primarily to the bankruptcy of customers. The Company had incurred $2.1 million in bad debt expense in fiscal 2014 related to the full provision of a note receivable owed from a distributor estimated to be uncollectible.

•	The rising cost of health care has increased the Company’s health care costs in fiscal 2015 as compared to fiscal 2014 by $2.4 million.

•

The Company attained certain of its management incentive plan goals and as a result, the Company accrued $4.3 million in the statement of consolidated operations for the fiscal year ended October 31, 2015 related to the management incentive plan expected payouts as compared to $0.2 million in the prior year.

•

The Company received $3.5 million in net cash proceeds related to the sale of a warehouse in Texas resulting in a gain on sale of assets included in the statement of consolidated operations for the fiscal year ended October 31, 2015 of $1.2 million.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are PE and PVC resins, which totaled approximately 92% and 7%, respectively, of our total plastic resin purchases by volume in fiscal 2015. Following an aggregate increase of $0.23 per pound of resin price increases in fiscal 2013 and 2014, PE resin suppliers decreased pricing $0.20 per pound during fiscal 2015. During the fiscal year ended October 31, 2015 average PE resin costs were 13.6% or $0.11 per pound lower than the average PE resin costs during the fiscal year ended October 31, 2014. Although natural gas is used as feedstock in most North American PE production, the global price of crude oil is used to set resin prices worldwide. The price of crude oil is expected to decline further in 2016 and as a result, we expect resin pricing to be volatile during fiscal 2016 with increases and decreases, with a net decrease for the year.

Due to the time lag in passing through changes in resin costs to customers, our results are negatively impacted in the short term when resin costs increase and are positively impacted when resin costs decrease. However, volatility in resin prices in consecutive periods, both decreases and increases, creates instability in the purchasing by the customer. During periods of resin price decreases, as occurred in fiscal 2015, we do not realize the full benefit of the price reduction in our margin. As resin prices decrease, certain customers, especially in our stretch product line, will keep their inventory levels as low as possible and delay purchases in anticipation of further price decreases. If such prices were to increase, there can be no assurance that we will be able to pass on resin price increases in full or on a timely basis, shorten the time lag in adjusting sell prices, win in a competitive bid process or have enough product to allocate to customers desiring to increase their inventory levels.

The marketplace in which we sell our products remains very competitive, and has become increasingly competitive in recent years as a result of adverse economic circumstances straining the resources of our customers, distributors and suppliers. In recent years, we have implemented cost-reduction initiatives and invested in machinery and equipment to take advantage of automation, control labor costs and increase efficiency to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs that are fixed in nature. Rising costs in freight (carrier charges), utility, packaging and health costs have negatively impacted our results.

Defined Terms

The following table illustrates the primary costs classified in each major operating expense category:

Cost of Sales:	Materials, including packaging

Fixed manufacturing costs

Labor, direct and indirect, including share-based compensation and incentive-based compensation

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

Facilities and equipment costs, including utilities and insurance

Professional fees, including audit and Sarbanes-Oxley compliance

Provision for bad debts

Our gross profit may not be comparable to that of other companies, since some companies include all the costs related to their distribution network in costs of sales and others, like us, include costs related to the shipping and handling of products to customers in delivery expenses, which is not a component of our cost of sales.

Results of Operations

Fiscal 2015 Compared to Fiscal 2014

The following table presents selected financial data for fiscal 2015 and 2014 (dollars per pound sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Years Ended October 31,
	2015		2014		% increase /(decrease) of $	$ increase/ (decrease)
	$	$ Per pound sold	$	$ Per pound sold
	(in thousands, except for per pound data)
Net sales	$1,141,391	$1.22	$1,192,990	$1.26	(4.3)%	$(51,599)
Gross profit	181,662	0.19	121,905	0.13	49.0%	59,757
Operating expenses:
Delivery	49,879	0.05	51,589	0.05	(3.3)%	(1,710)
Selling	37,788	0.04	36,550	0.04	3.4%	1,238
General and administrative	32,592	0.04	25,772	0.03	26.5%	6,820

Total operating expenses	$120,259	$0.13	$113,911	$0.12	5.6%	$6,348

Pounds sold		939,049 lbs.		947,782 lbs.

Net Sales

The decrease in net sales for fiscal 2015 versus fiscal 2014 was the result of a 3% decrease in average selling prices, primarily due to the pass through of lower resin costs negatively affecting net sales by $31.4 million combined with a 1% decrease in sales volume negatively affecting net sales by $10.7 million. The volume decrease primarily was attributed to volatility in the resin markets resulting in soft customer demand in certain of our stock product lines, customer bankruptcies, and the impact of exiting certain low-margin businesses during fiscal 2014. Fiscal 2015 also included a $9.5 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $26.6 million decrease in the LIFO reserve during fiscal 2015 versus a $3.7 million increase in the LIFO reserve during fiscal 2014, representing a decrease of $30.3 million year-over-year. Excluding the impact of the LIFO reserve change during fiscal 2015 gross profit increased $29.5 million primarily resulting from improved material margins partially offset by higher manufacturing costs, including health costs and utility costs of $2.6 million, an increase in share-based compensation expense associated with our performance units of $1.7 million, an increase in the provision related to employee cash performance incentives of $1.5 million and an asset impairment charge of $1.2 million related to the poor performance of a new machine, currently in litigation. Fiscal 2015 also included a $1.4 million negative impact of foreign exchange relating to our Canadian operations.

Operating Expenses

Operating expenses increased $6.3 million during fiscal 2015 versus fiscal 2014 primarily due to a $5.6 million increase in share-based compensation costs associated with our stock options and performance units and an increase in the provision related to employee cash performance incentives of $3.0 million partially offset by a decrease in delivery expenses of $1.3 million primarily due to lower fuel costs and lower volumes sold, a decrease of $0.5 million related to costs of maintaining our former corporate headquarters and $1.1 million positive impact of foreign exchange.

Business Interruption Insurance Recovery

During the fiscal year 2013 relocation of equipment purchased from Transco in Quebec, Canada to our Bowling Green, Kentucky facility, a print press was damaged in transit. The damages sustained resulted in a delay in the start-up of the machinery and our inability to supply certain customers. We filed a business interruption claim related to the lost margins from this incident. During the third quarter of fiscal 2014, we collected $2.1 million in business interruption recoveries, which is recorded as a component of other operating income in the consolidated statement of operations for the year ended October 31, 2014.

Gain (loss) on sales of property, plant and equipment, net

Included in gain (loss) on sales of property, plant and equipment, net of $1.3 million for the fiscal year ended October 31, 2015 is a $1.2 million gain related to the sale of a warehouse in Texas.

Interest Expense

Interest expense for fiscal 2015 decreased $0.8 million as compared to the prior year period primarily resulting from lower average borrowings on our credit facility decreasing interest expense by $0.7 million and lower interest expense related to our capital lease obligations of $0.1 million as compared to the prior year period.

Income Tax Provision

The provision for income taxes for fiscal 2015 was $15.4 million on income before the provision for income taxes of $44.2 million. The difference between the effective tax rate of 34.8% and the U.S. statutory tax rate of 35.0% primarily relates to a provision for state taxes in the United States, net of federal benefit (+3.3%), partially offset by permanent differences (-3.5%).

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

Reconciliation of Non-GAAP Measures to GAAP

We define Adjusted EBITDA as net income (loss) before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, other non-operating income (expense), net and share-based compensation expense (income). We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), other non-operating items and share-based compensation. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(in thousands)	(in thousands)	(in thousands)
Net income (loss)	$28,837	$(5,506)	$10,748
Provision (benefit) for income taxes	15,408	(3,934)	5,215
Interest expense	18,790	19,571	18,713
Depreciation and amortization expense	31,567	31,507	28,592
(Decrease) increase in LIFO reserve	(26,615)	3,647	9,910
Gain on bargain purchase of a business	—	—	(1,001)
Other non-operating income	(317)	(270)	(359)
Share-based compensation	8,403	1,073	4,060

Adjusted EBITDA	$76,073	$46,088	$75,878

Fiscal 2014 Compared to Fiscal 2013

The following table presents selected financial data for fiscal 2014 and 2013 (dollars per pound sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Years Ended October 31,
	2014		2013		% increase /(decrease) of $	$ increase/ (decrease)
	$	$ Per pound sold	$	$ Per pound sold
	(in thousands, except for per pound data)
Net sales	$1,192,990	$1.26	$1,143,852	$1.19	4.3%	$49,138
Gross profit	121,905	0.13	154,472	0.16	(21.1)%	(32,567)
Operating expenses:
Delivery	51,589	0.05	53,546	0.06	(3.7)%	(1,957)
Selling	36,550	0.04	38,825	0.04	(5.9)%	(2,275)
General and administrative	25,772	0.03	28,770	0.03	(10.4)%	(2,998)

Total operating expenses	$113,911	$0.12	$121,141	$0.13	(6.0)%	$(7,230)

Pounds sold		947,782 lbs.		959,234 lbs.

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

Business Interruption Insurance Recovery

During the fiscal year 2013 relocation of equipment purchased from Transco in Quebec, Canada to our Bowling Green, Kentucky facility, a print press was damaged in transit. The damages sustained resulted in a delay in the start-up of the machinery and our inability to supply certain customers. We filed a business interruption claim related to the lost margins from this incident. During the third quarter of fiscal 2014, we collected $2.1 million in business interruption recoveries, which is recorded as a component of other operating income in the consolidated statement of operations for the year ended October 31, 2014.

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

Liquidity and Capital Resources

Summary

We have historically financed our operations through cash flows generated from operations and borrowings by us and our subsidiaries under various credit facilities. Our principal uses of cash have been to fund working capital, including operating expenses, debt service and capital expenditures. We continuously monitor our financial condition and evaluate capital allocation alternatives, including acquisitions of businesses or assets, repurchases of our equity and debt and the payment of dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations and funding significant acquisitions. Market conditions may limit our sources of funds and the terms for these financing activities.

We believe we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of October 31, 2015, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $193.3 million, compared with $255.5 million at the end of fiscal 2014. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $150.9 million at October 31, 2015.

Our working capital amounted to $121.7 million at October 31, 2015 compared to $103.2 million at October 31, 2014. We used the LIFO method for determining the cost of approximately 89% of our total inventories at October 31, 2015. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $139.8 million and $147.9 million at October 31, 2015 and October 31, 2014, respectively. During the twelve months ended October 31, 2015, the LIFO reserve decreased $26.6 million to $18.1 million primarily as a result of decreased resin costs. Despite the likely negative effects on our results of operations and our financial condition during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing of our operations for each of the past three fiscal years:

	For the Years Ended October 31,
	2015	2014	2013
	(in thousands)
Total cash provided by (used in):
Operating activities	$70,483	$23,649	$34,096
Investing activities	(8,496)	(26,390)	(46,176)
Financing activities	(42,219)	(8,835)	23,139
Effect of exchange rate changes on cash	(468)	(876)	(547)

Increase (decrease) in cash and cash equivalents	$19,300	$(12,452)	$10,512

Note: See consolidated statements of cash flows included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.

Operating Activities

Our cash and cash equivalents were $20.2 million at October 31, 2015, as compared to $0.9 million at October 31, 2014. Cash provided by operating activities during the fiscal year ended October 31, 2015 was $70.5 million, which includes net income of $28.8 million adjusted for non-cash items totaling $21.9 million primarily related to depreciation and amortization of $31.6 million, $8.4 million in share-based compensation, $5.6 million provision for deferred income taxes and $2.8 million provision for losses on accounts receivable and inventories, partially offset by a decrease in LIFO reserve of $26.6 million. Decreasing resin prices during fiscal 2015 have had a favorable impact on our cash flows from operating activities, including an $11.3 million decrease in inventories, excluding the non-cash effects of LIFO, and a $10.4 million decrease in accounts receivable, partially offset by a $13.6 million decrease in accounts payable. There was a $10.4 million increase in accrued expenses primarily as a result of increases in accrued expenses associated with our incentive payments to employees and an increase in income taxes payable.

Investing Activities

Net cash used in investing activities during the fiscal year ended October 31, 2015 was $8.5 million resulting from capital expenditures during the period of $12.2 million, partially offset by net proceeds from dispositions of property, plant and equipment of $3.7 million, primarily related to the sale of a warehouse in Texas.

Financing Activities

Net cash used in financing activities during the fiscal year ended October 31, 2015 was $42.2 million, primarily resulting from $40.5 million in net repayments of borrowings under our credit facility, $2.4 million in principal payments on capital lease obligations and $0.7 million in payments of withholding taxes related to our performance units.

Sources and Uses of Liquidity

Credit Facilities

We maintain a credit facility with Wells Fargo. The credit facility matures on February 21, 2017 and has a maximum borrowing amount of $150.0 million with a maximum for letters of credit of $20.0 million. We currently intend to seek an extension. The credit facility is secured by liens on most of our domestic assets (other than real property and equipment) and on 66% of our ownership interest in certain foreign subsidiaries.

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at October 31, 2015 and October 31, 2014 under the credit facility was $147.1 million and $107.4 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at October 31, 2015 and October 31, 2014. Availability under the Canadian credit facility at October 31, 2015 and October 31, 2014 was $5.0 million Canadian dollars ($3.8 million and $4.4 million, respectively).

Please refer to Note 8 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of October 31, 2015 were as follows:

	For the Years Ended October 31,
	Borrowings(1)	Interest on Fixed Rate Borrowings(2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2016	$222	$16,644	$2,578	$6,656	$26,100
2017	232	16,634	2,495	6,329	25,690
2018	242	16,625	2,479	5,015	24,361
2019	200,252	8,502	2,261	3,556	214,571
2020	261	105	469	2,612	3,447
Thereafter	2,644	169	64	8,360	11,237

Total	$203,853	$58,679	$10,346	$32,528	$305,406

(1)	Borrowings include $200.0 million aggregate principal amount of 2019 notes, a $3.0 million ten-year mortgage note due August 2022 related to the purchase of the Company’s corporate headquarters, and $0.9 million of a Pennsylvania industrial loan. See Note 8 of the consolidated financial statements for further discussion of our debt.

(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $20 million of capital expenditures during fiscal 2016 primarily related to the maintenance of our machinery and facilities and improved automation to control labor costs.

We expect to contribute $0.2 million during fiscal 2016 to fund the Canadian defined benefit plan and $0.2 million to fund the AEP Alabama Union Employees’ defined benefit plan. With regards to the

U.S. 401(k) Savings Plan (“401(k) Plan”), we estimate contributing $3.2 million in cash in February 2016 to the 401(k) Plan effective for the 2015 year contributions.

We expect approximately 77,000 performance units to vest during fiscal 2016, provided that each employee continues to be employed by the Company on the respective anniversary dates. Settlement of the units is based on the Company’s stock price on the anniversary date and will be settled at the employees’ option in cash, Company stock, or a combination thereof. Historically, a significant majority of performance units have been settled in cash. Assuming all units are settled in cash, the amount of expected cash that will be used to settle the 77,000 performance units expected to vest during fiscal 2016 would be $5.6 million, based on a stock price of $72.92 per common share of the Company, the closing price on Nasdaq at January 11, 2016.

Our Board of Directors confirmed its intention to declare quarterly dividends, beginning in fiscal 2016 with a quarterly dividend of $0.25 per common share of the Company. On January 13, 2016, our Board of Directors declared a cash dividend of $0.25 per common share of the Company, payable on February 16, 2016 to stockholders of record on February 1, 2016. Future dividends to the Company’s common stockholders are at the discretion of the Board and are subject to liquidity, capital surplus and other factors. See Item 1A “Risk Factors—Our ability to pay dividends on our common stock may be limited and we may change our dividend policy for common stock in the future at any time.”

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Effects of Inflation

Inflation is not expected to have a significant impact on our business.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, customer rebates and incentives and allowance for doubtful accounts. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Revenue Recognition. We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, which generally occurs on the date of shipment, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Concurrently, we record reductions to revenue for customer rebate programs, returns, customer deductions, promotions or other incentive programs that are estimated using historical experience and current economic trends. Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

Accrued Customer Rebates. We offer various rebate programs to our customers that are individually negotiated and contain a variety of different terms and conditions. Certain rebates are calculated as flat percentages of purchases, while others include tiered volume incentives. Rebates may be paid monthly, quarterly, or annually. The calculation of the accrued rebate balance involves management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales. These provisions are based on estimates derived from current program requirements, estimated rebate period activity and historical experience.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2015, the carrying value of our total debt was $213.4 million, all of which was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of October 31, 2015, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $206.8 million. As of October 31, 2015, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $13.4 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

Floating rate debt at October 31, 2015 and October 31, 2014 totaled zero and $40.5 million, respectively. Based on the average floating rate debt outstanding during fiscal 2015 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.3 million for the fiscal year ended October 31, 2015.

Foreign Exchange

We enter into derivative financial instruments (principally foreign exchange forward contracts) to hedge intercompany transactions, trade sales and forecasted purchases. Foreign currency forward contracts reduce our exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third-party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates.

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

As of October 31, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2015.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2015, the end of our fiscal year. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2015.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in its report included herein.

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

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2016 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1—Election of Directors,” “Board Matters—The Board of Directors,” “Board Matters—Committees of the Board,” “Board Matters—Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information—Requirements for Submission of Stockholder Proposals and Nominations for 2017 Annual Meeting.”

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

Certain information required by this item is set forth at the end of Part I, Item 1 of this Annual Report on Form 10-K under the heading, “Executive Officers of the Registrant.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Short Hills, New Jersey
January 14, 2016

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2015 AND 2014

(in thousands, except share amounts)

	October 31, 2015	October 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,167	$867
Accounts receivable, less allowance for doubtful accounts of $5,432 and $2,831 in 2015 and 2014, respectively	104,930	119,355
Inventories, net	101,264	86,420
Deferred income taxes	3,606	2,697
Other current assets	3,288	6,867

Total current assets	233,255	216,206

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	193,993	216,509
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $2,931 and $2,412 in 2015 and 2014, respectively	3,481	4,000
OTHER ASSETS	2,605	3,360

Total assets	$440,205	$446,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,475	$2,636
Accounts payable	68,734	81,890
Accrued expenses	40,395	28,484

Total current liabilities	111,604	113,010
LONG-TERM DEBT	210,951	253,695
DEFERRED INCOME TAXES	21,750	16,322
OTHER LONG-TERM LIABILITIES	6,252	4,222

Total liabilities	350,557	387,249

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,237,749 and 11,215,691 shares issued in 2015 and 2014, respectively	112	112
Additional paid-in capital	114,963	112,978
Treasury stock at cost, 6,135,095 shares	(189,810)	(189,810)
Retained earnings	165,395	136,558
Accumulated other comprehensive loss	(1,012)	(141)

Total shareholders’ equity	89,648	59,697

Total liabilities and shareholders’ equity	$440,205	$446,946

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2015, 2014 AND 2013

(in thousands, except per share data)

	2015	2014	2013
NET SALES	$1,141,391	$1,192,990	$1,143,852
COST OF SALES	959,729	1,071,085	989,380

Gross profit	181,662	121,905	154,472
OPERATING EXPENSES:
Delivery	49,879	51,589	53,546
Selling	37,788	36,550	38,825
General and administrative	32,592	25,772	28,770

Total operating expenses	120,259	113,911	121,141
OTHER OPERATING INCOME (EXPENSE):
Business interruption insurance recovery	—	2,050	—
Gain (loss) on sales of property, plant and equipment, net	1,315	(183)	(15)

Operating income	62,718	9,861	33,316
OTHER INCOME (EXPENSE):
Interest expense	(18,790)	(19,571)	(18,713)
Gain on bargain purchase of a business	—	—	1,001
Other, net	317	270	359

Income (loss) before (provision) benefit for income taxes	44,245	(9,440)	15,963
(PROVISION) BENEFIT FOR INCOME TAXES	(15,408)	3,934	(5,215)

Net income (loss)	$28,837	$(5,506)	$10,748

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$5.66	$(1.03)	$1.93

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$5.64	$(1.03)	$1.92

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2015, 2014 AND 2013

(in thousands)

	2015	2014	2013
Net income (loss)	$28,837	$(5,506)	$10,748
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,162)	(738)	(831)
Defined benefit pension plans:
Net actuarial (losses) gains arising during the period	(38)	(307)	776
Amortization of prior service cost and net actuarial loss included in net periodic pension cost	152	175	242
Impact of currency translation	234	175	105

Total pre-tax amounts	348	43	1,123
(Provision) benefit for taxes	(57)	18	(335)

Net change in accumulated other comprehensive income—pension plans	291	61	788

Total other comprehensive loss	(871)	(677)	(43)

Comprehensive income (loss)	$27,966	$(6,183)	$10,705

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2015, 2014 AND 2013

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2012	11,137	$111	5,606	$(169,826)	$111,549	$579	$131,316
Issuance of common stock upon exercise of stock options	64	1			571
Issuance of common stock upon settlement of performance units	1				46
Issuance of restricted stock	5				330
Unearned compensation on restricted stock					(138)
Share-based compensation					169
Net income							10,748
Translation adjustments						(831)
Actuarial gains arising during the period, net of tax						608
Amortization of prior service cost and actuarial losses, net of tax						180

BALANCES AT OCTOBER 31, 2013	11,207	$112	5,606	$(169,826)	$112,527	$536	$142,064
Issuance of common stock upon settlement of performance units	1				57
Issuance of restricted stock	8				275
Unearned compensation on restricted stock					23
Share-based compensation					96
Repurchases of common stock			529	(19,984)
Net loss							(5,506)
Translation adjustments						(738)
Actuarial losses arising during the period, net of tax						(69)
Amortization of prior service cost and actuarial losses, net of tax						130

BALANCES AT OCTOBER 31, 2014	11,216	$112	6,135	$(189,810)	$112,978	$(141)	$136,558
Issuance of common stock upon exercise of stock options	16				467
Issuance of common stock upon settlement of performance units	1				42
Issuance of restricted stock	5				275
Share-based compensation					65
Excess tax benefit from stock option exercise					1,136
Net income							28,837
Translation adjustments						(1,162)
Actuarial gains arising during the period, net of tax and impact of currency translation						179
Amortization of prior service cost and actuarial losses, net of tax and impact of currency translation						112

BALANCES AT OCTOBER 31, 2015	11,238	$112	6,135	$(189,810)	$114,963	$(1,012)	$165,395

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2015, 2014 AND 2013

(in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,837	$(5,506)	$10,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,567	31,507	28,592
Gain on bargain purchase of a business	—	—	(1,001)
Change in LIFO reserve	(26,615)	3,647	9,910
Amortization of debt fees	953	953	953
Provision for losses on accounts receivable, notes receivable and inventories	2,842	2,123	272
Provision (benefit) for deferred income taxes	5,570	(4,788)	2,943
Share-based compensation expense	8,403	1,073	4,060
Excess tax benefit from stock option exercises	(1,136)	—	—
Impairment on property, plant and equipment	1,588	299	—
(Gain) loss on sales of property, plant and equipment, net	(1,315)	183	15
Other	39	(52)	60
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,440	(9,436)	(3,283)
Decrease (increase) in inventories	11,341	6,783	(11,987)
Decrease (increase) in other current assets	1,310	(976)	(2,395)
(Increase) decrease in other assets	(7)	330	(58)
(Decrease) increase in accounts payable	(13,603)	1,524	2,062
Increase (decrease) in accrued expenses	10,429	(3,867)	(6,552)
Decrease in other long-term liabilities	(160)	(148)	(243)

Net cash provided by operating activities	70,483	23,649	34,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,186)	(26,543)	(46,680)
Net proceeds from dispositions of property, plant and equipment	3,690	153	504

Net cash used in investing activities	(8,496)	(26,390)	(46,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of credit facility	(40,510)	14,910	22,800
Repurchases of common stock	—	(19,984)	—
Proceeds from capital lease obligations	—	658	4,134
Principal payments on mortgage loan note	(127)	(122)	(118)
Repayments of Pennsylvania industrial loans	(87)	(90)	(152)
Principal payments on capital lease obligations	(2,365)	(2,970)	(2,817)
Proceeds from exercise of stock options	467	—	572
Excess tax benefit from stock option exercises	1,136	—	—
Payments of withholding taxes on performance units	(733)	(1,237)	(1,280)

Net cash (used in) provided by financing activities	(42,219)	(8,835)	23,139
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(468)	(876)	(547)

Net increase (decrease) in cash	19,300	(12,452)	10,512
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	867	13,319	2,807

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,167	$867	$13,319

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment financed through capital lease obligation	$184	$1,679	$1,107

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business

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

Revenue Recognition:

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, which is primarily on the date of shipment, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Concurrently, the Company records reductions to revenue for estimated returns and customer rebates, customer deductions, promotions or other incentive programs that are estimated using historical experience and current economic trends. Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

Cost of Sales:

The most significant components of cost of sales are materials, including packaging, fixed manufacturing costs, labor (including share-based compensation and incentive-based compensation), depreciation, inbound freight charges, utility costs used in the manufacturing process, any inventory adjustments, including LIFO adjustments, purchasing and receiving costs, research and development costs, quality control costs, and warehousing costs.

Delivery:

Delivery costs represent all costs incurred by the Company for shipping and handling of its products to the customer, including transportation costs paid to third party shippers.

Selling, General & Administrative:

Selling and general and administrative expenses consist primarily of personnel costs (including salaries, bonuses, commissions, share-based compensation and employee benefits), facilities and equipment costs and other support costs including utilities, insurance and professional fees.

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

The Company’s significant estimates include those related to revenue recognition, customer rebates and incentives, and allowance for doubtful accounts.

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

Foreign Currency Translation:

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains, losses and cash flows. Translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income in the consolidated balance sheets and a component in arriving at comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense) in the consolidated statements of operations.

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

instruments are adjusted to fair value through income and expense. The fair value and notional value of these contracts were immaterial at October 31, 2015 and 2014.

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

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these assets and liabilities. The Company did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required at October 31, 2015. See Notes 8 and 9 for discussion of the fair value of the Company’s debt and the assets held in the Company’s two defined benefit pension plans, respectively.

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs were $2.0 million, $2.0 million and $2.3 million during fiscal 2015, 2014 and 2013, respectively.

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

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2015 and 2014, the Company concluded that there was no impairment because the Company’s market capitalization was above book value. On October 31, 2015 and 2014, the Company’s market capitalization was above book value. The Company’s policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a reasonable period of time. The Company would consider a control premium in its analysis.

Concentration of Risk:

The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains appropriate allowances for anticipated losses. No single customer accounted for more than 10% of net sales during any of the years in the three year period ended October 31, 2015. No single customer accounted for more than 10% of the Company’s account receivable balance at October 31, 2015 or 2014.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

The Company purchases its resin from three principal suppliers that provided the Company with approximately 27%, 22% and 16%, respectively, of the Company’s fiscal 2015 resin supply, approximately 28%, 22% and 17%, respectively, of the Company’s fiscal 2014 resin supply and approximately 28%, 26% and 19%, respectively, of the Company’s fiscal 2013 resin supply.

Earnings Per Common Share (EPS):

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows:

	For the Years Ended October 31,
	2015	2014	2013
Weighted average common shares outstanding:
Basic	5,093,878	5,323,131	5,573,643
Effect of dilutive securities:
Options to purchase shares of common stock	22,201	—	36,704

Diluted	5,116,079	5,323,131	5,610,347

For the years ended October 31, 2015, 2014 and 2013 the Company had zero, 10,000 and zero stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods. For the year ended October 31, 2014, the Company had 16,168 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

The Company includes any non-vested restricted stock issued under the Company’s 2013 Omnibus Incentive Plan (see Note 10) in the weighted average common shares outstanding from the date of issuance as the restricted stock entitles the participant to all rights of a stockholder, including the right to vote the shares and the right to receive dividends.

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses that are not included in net income (loss), but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations and gains or losses and prior service costs associated with pension benefits, net of tax, that have not been recognized as components of net periodic benefit cost, and changes in deferred prior service costs and net actuarial losses, net of tax.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

New Accounting Pronouncements Not Yet Effective

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise would not be incurred and present those amounts separately as deferred charges. The guidance is required to be applied by the Company retrospectively beginning in the Company’s first quarter of fiscal 2017, but early adoption is permitted. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by the amounts classified as deferred costs, but does not expect this update to have any other effect on its consolidated financial statements.

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

On November 8, 2012, the Company completed its purchase of certain machinery and equipment and related assets necessary to manufacture printed, converted and custom films of Transco Plastics Industries Ltd. (“Transco”), a Quebec company, for a purchase price of $5.3 million (deposit was made and included in other asset at October 31, 2012).

The Company determined that the fair values of assets acquired and liabilities assumed exceeded the purchase price by approximately $1.0 million, which was recorded as a gain on bargain purchase in its consolidated statement of operations for the year ended October 31, 2013.

The results of operations for Transco have been included in all periods since November 8, 2012.

During the fiscal year 2013 relocation of equipment purchased from Transco in Quebec, Canada to the Company’s Bowling Green, Kentucky facility, a print press was damaged in transit. The damages sustained resulted in a delay in the start-up of the machinery and the Company’s inability to supply certain customers. The Company filed a business interruption claim related to the lost margins from this incident. During the third quarter of fiscal 2014, the Company collected $2.1 million in business interruption insurance recoveries, which is recorded as a component of other operating income in the consolidated statement of operations for the year ended October 31, 2014. The insurance award was net of a $0.5 million deductible. The Company is pursuing recovery of the deductible.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Inventories

Inventories, stated at the lower of cost (last-in, first-out method (“LIFO”) for the U.S. operations, except as noted, and the first-in, first-out method (“FIFO”) for the Canadian operation, supplies, and printed and converted finished goods for the U.S. operations) or market, include material, labor and manufacturing overhead costs, less vendor rebates. The Company establishes a reserve in those situations in which cost exceeds market value.

Inventories are comprised of the following:

	October 31, 2015	October 31, 2014
	(in thousands)
Raw materials	$47,593	$46,810
Finished goods	66,484	78,464
Supplies	5,280	5,854

	119,357	131,128
Less: LIFO reserve	(18,093)	(44,708)

Inventories, net	$101,264	$86,420

The LIFO method was used for determining the cost of approximately 89% and 84% of total inventories at October 31, 2015 and 2014, respectively. During fiscal 2015, 2014 and 2013, the Company had certain decrements in its LIFO pools, which increased or (reduced) cost of sales by $0.1 million, $(2.4) million and $(2.4) million, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Property, Plant and Equipment

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2015	2014	Estimated Useful Lives
	(in thousands)
Land	$11,777	$11,996
Buildings	100,263	102,330	15 to 31.5 years
Machinery and equipment	459,247	445,236	5 to 9 years
Furniture and fixtures	25,725	23,461	3 to 9 years
Leasehold improvements	290	709	Lesser of lease term or useful lives of 15 to 31.5 years
Motor vehicles	383	369	3 years
Construction in progress	2,566	10,714

	600,251	594,815
Less: Accumulated depreciation and amortization	406,258	378,306

Property, plant and equipment, net	$193,993	$216,509

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Property, Plant and Equipment (Continued)

Maintenance and repairs expense was $15.3 million, $15.2 million, and $15.4 million for the years ended October 31, 2015, 2014 and 2013, respectively. Asset impairment charges were $1.6 million, $0.3 million and zero for the years ended October 31, 2015, 2014 and 2013, respectively. Included in the charge for fiscal 2015 is $1.2 million related to the poor performance of a new machine, currently in litigation.

(6)	Intangible Assets

Changes in the carrying amount of intangible assets during the years ended October 31, 2015, 2014 and 2013 are as follows:

	Tradenames	Leasehold Interests	Customer relationships	Total
		(in thousands)
Balance at October 31, 2012	$824	$(17)	$2,729	$3,536
Transco acquisition (see Note 3)	—	—	1,500	1,500
Amortization	(137)	6	(387)	(518)

Balance at October 31, 2013	687	(11)	3,842	4,518
Amortization	(137)	6	(387)	(518)

Balance at October 31, 2014	550	(5)	3,455	4,000
Amortization	(137)	5	(387)	(519)

Balance at October 31, 2015	$413	$—	$3,068	$3,481

Weighted average amortization periods over a straight-line basis are as follows:

In Years
Trade names	9
Customer relationships	12
Leasehold Interest	7

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending October 31,	(in thousands)
2016	$524
2017	479
2018	479
2019	397
2020	397
Thereafter	1,205

Total estimated future amortization expense	$3,481

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Accrued Expenses

At October 31, 2015 and 2014, accrued expenses consist of the following:

	October 31,
	2015	2014
	(in thousands)
Payroll and employee related	$12,799	$8,084
Customer rebates	8,952	8,963
Interest	688	824
Accrued income taxes	3,326	180
Accrual for performance units	5,451	1,896
Other(A)	9,179	8,537

Accrued expenses	$40,395	$28,484

(A)	No individual item exceeded 5% of current liabilities.

(8)	Debt

A summary of the components of debt is as follows:

	October 31, 2015	October 31, 2014
	(in thousands)
Credit facility(a)	$—	$40,510
8.25% senior notes due 2019(b)	200,000	200,000
Pennsylvania industrial loan(c)	879	966
Mortgage loan note(d)	2,974	3,101
Capital leases(e)	9,573	11,754
Foreign bank borrowings(f)	—	—

Total debt	213,426	256,331
Less: current portion	2,475	2,636

Long-term debt	$210,951	$253,695

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

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had weighted average borrowings under the credit facility of $25.3 million and $53.4 million, with a weighted average interest rate of 2.8% and 2.7% during fiscal 2015 and 2014, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined therein) at a margin of the prime rate (defined as the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

greater of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%) plus 0% to 0.25% or LIBOR plus 1.75% to 2.50%.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at October 31, 2015 and October 31, 2014 supported a borrowing base of $150.0 million. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $2.9 million and $2.1 million at October 31, 2015 and October 31, 2014, respectively. Availability at October 31, 2015 and October 31, 2014 under the credit facility was $147.1 million and $107.4 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

The credit facility provides for events of default. If an event of default occurs and is continuing, amounts due under the credit facility may be accelerated and the commitments to extend credit thereunder terminated, and the rights and remedies of the lenders may be exercised including rights with respect to the collateral securing the obligations under the credit facility. The credit facility also contains covenants, including, but not limited to, limitations on the incurrence of debt and liens, the disposition and acquisition of assets, and the making of investments and restricted payments, including the payment of cash dividends. The credit facility has a fixed charge coverage ratio test of 1.0x, which test is triggered when Excess Availability (as defined) is below $22.5 million for the immediately preceding fiscal quarter.

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $86.2 million to $147.1 million during fiscal 2015 and from $54.7 million to $137.8 million during fiscal 2014.

The Company has $0.5 million of capitalized fees remaining related to the credit facility at October 31, 2015 that are being amortized on a straight line basis over the remaining term of the credit facility.

The Company was in compliance with the financial covenants at October 31, 2015 and October 31, 2014.

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

The 2019 notes are redeemable at the option of the Company, in whole or in part, at certain fixed redemption prices plus accrued and unpaid interest. The 2019 notes are callable on and any time after the following dates at the following redemption prices:

April 15, 2016—102.06%

April 15, 2017—100.00%.

Interest is paid semi-annually on April 15 and October 15 of each year.

The Company has $2.1 million of capitalized fees remaining related to the 2019 notes at October 31, 2015 that are being amortized on a straight line basis over the remaining term of the 2019 notes.

(c) Pennsylvania industrial loan

The Company has an amortizing fixed rate 4.75% loan due November 1, 2023, obtained in connection with the expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility. This financing arrangement is secured by the real property of the manufacturing facility which had a net carrying value of $9.8 million and $10.4 million at October 31, 2015 and 2014, respectively.

(d) Mortgage loan note

On July 25, 2012, concurrent with the purchase of the Company’s corporate headquarters building in Montvale, New Jersey, the Company entered into a mortgage loan note (the “mortgage note”) having a principal amount of $3.4 million with TD Bank, N.A. The mortgage note bears interest at a rate equal to one-month LIBOR plus 1.75% and matures on August 1, 2022. Interest is paid monthly. The mortgage note is secured by the Montvale building.

In connection with the mortgage note, the Company also entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3.4 million, the original outstanding principal balance on the mortgage note. The interest rate swap fixes the interest rate at 3.52% per year and matures on July 25, 2022. The fair value of the Company’s interest rate swap was immaterial at October 31, 2015 and 2014.

(e) Capital leases

From time to time, the Company enters into capital leases for certain of its machinery and equipment. The interest rates on the capital leases range from 3.5% to 4.5%, with a weighted average interest rate of 3.7%. As a result of the capital lease treatment, the equipment is included as a component of property, plant and equipment in the Company’s consolidated balance sheet and is depreciated in accordance with the Company’s depreciation policy.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ended October 31,	Capital Leases
(in thousands)
2016	$2,578
2017	2,495
2018	2,479
2019	2,261
2020	469
Thereafter	64

Total minimum lease payments	10,346
Less: Amounts representing interest	773

Present value of minimum lease payments	9,573
Less: Current portion of obligations under capital leases	2,253

Long-term portion of obligations under capital leases	$7,320

(f) Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at October 31, 2015 and October 31, 2014. Availability under the Canadian credit facility at October 31, 2015 and October 31, 2014, was $5.0 million in Canadian dollars or US$3.8 million and US$4.4 million, respectively.

Principal payments required on all debt outstanding during each of the next five fiscal years are as follows:

	(in thousands)
	Debt	Capital leases	Total
2016	$222	$2,253	$2,475
2017	232	2,264	2,496
2018	242	2,333	2,575
2019	200,252	2,199	202,451
2020	261	460	721
Thereafter	2,644	64	2,708

	$203,853	$9,573	$213,426

Cash paid for interest during fiscal 2015, 2014 and 2013 was $17.9 million, $18.5 million and $17.9 million, respectively, including $0.4 million, $0.5 million and $0.5 million paid as part of the capitalized leases during fiscal years 2015, 2014 and 2013, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

Fair Value

The carrying value and fair value of the Company’s fixed rate debt at October 31, 2015 and October 31, 2014 are as follows:

	October 31, 2015		October 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$206,750	$200,000	$205,750
Mortgage loan note(a)	2,974	2,974	3,101	3,101
Pennsylvania industrial loans	879	879	966	966
Capital leases	9,573	9,573	11,754	11,754

Total	$213,426	$220,176	$215,821	$221,571

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

The fair value of the 2019 notes is based on quoted market rates (Level 1). The Company derives its fair value estimates of the Pennsylvania industrial loan, the mortgage note and the capital leases based on observable inputs (Level 2). Observable market inputs used in the calculation of the fair value of the Pennsylvania industrial loan, the mortgage loan note and the capital leases include evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. The fair value of the Company’s variable rate debt (credit facility), if any, approximates fair value due to the availability and floating rate for similar instruments.

(9)	Pensions and Retirement Savings Plan

The Company sponsors defined contribution and defined benefit plans in the United States and in its Canadian subsidiary. Total expense for these plans for 2015, 2014 and 2013 was $3.6 million, $3.8 million and $4.2 million, respectively.

401(k) Savings Plan

Employees of the Company in the United States (with the exception of those employees covered by a collective bargaining agreement at its California facility prior to June 1, 2013 and those employees covered under the AEP Union 401(k) Plan prior to March 31, 2014) may participate in the AEP Industries Inc. 401(k) Savings Plan (the “Plan”). Effective for the fiscal 2006 plan year and thereafter, the Company no longer contributes its shares the Plan.

The Company matches 100% of the first 3% and 50% of the following 2% of each participant’s 401(k) contribution (except the Alabama union employees) with a maximum of 5% of the participant’s annual compensation and the Company makes contributions to the Plan, for eligible employees who have completed one year of service, equal to 1% of a participant’s compensation, as defined, for the Plan year. In fiscal 2015, 2014 and 2013, the Company contributed $3.1 million, $3.1 million and $3.0 million in cash to the Plan in fulfillment of the 2014, 2013 and 2012 contribution requirement, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

At October 31, 2015, there were 140,414 shares of the Company’s common stock held by the Plan, representing approximately 3% of the total number of shares outstanding. Shares of the Company’s common stock credited to each member’s account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are not voted.

Defined Contribution Plan

The Company sponsors a defined contribution plan in Canada. The plan covers full time employees and provides for a base employer contribution of 4.5% of salary plus an additional matching contribution of 50% of employee contributions up to 5% (for a maximum employer contribution of 7% of salary). The Company’s cash contributions related to this plan for each of the fiscal years ending 2015, 2014 and 2013 totaled $0.2 million.

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

The components of the net periodic pension costs for the Canadian defined benefit plan and the Alabama Plan in fiscal 2015, 2014 and 2013, are as follows:

	For the Years Ended October 31,
	2015	2014	2013
	(in thousands)
Service cost	$170	$276	$433
Interest cost	343	388	367
Expected return on assets	(430)	(440)	(380)
Curtailment, settlement loss	—	53	—
Amortization of net actuarial loss	46	56	117
Amortization of prior service cost	106	119	125

Net periodic pension cost	$235	$452	$662

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2016 are:

(in thousands)
Amortization of prior service cost	$100
Amortization of net actuarial loss	38

Total	$138

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets for the Canadian defined benefit plan and the Alabama Plan is shown below (based on an October 31 measurement date):

	October 31,
	2015	2014
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$8,708	$8,443
Service cost	170	276
Interest cost	343	388
Benefit and expense payments	(554)	(559)
Settlements	—	53
Plan amendments	—	26
Actuarial (gains) losses	(60)	549
Foreign currency exchange rate impact	(864)	(468)

Pension benefit obligation at end of year	7,743	8,708
Change in plan assets:
Fair value of plan assets at beginning of year	7,464	7,187
Company contributions	430	562
Benefit and expense payments	(554)	(559)
Actual return on plan assets	332	735
Foreign currency exchange rate impact	(886)	(461)

Fair value of plan assets at end of year	6,786	7,464

Funded status—consolidated	(957)	(1,244)

Funded status—Canada	352	36

Funded status—U.S.	(1,309)	(1,280)

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	(1,309)	(1,244)
Other assets	352	—
Amounts recognized in accumulated other comprehensive (loss) income:
Prior service cost	(442)	(630)
Net actuarial loss	(1,328)	(1,488)
Tax effect	520	577

Net amount recognized, after tax	$(1,250)	$(1,541)

Accumulated benefit obligation	$7,743	$8,708

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The components recognized (pre-tax) in accumulated other comprehensive (loss) income decreased $0.3 million during fiscal 2015 as compared to fiscal 2014 and consisted of actuarial gains arising during the year primarily as a result of an increase in the discount rate, amortization of prior service cost and net actuarial losses, and by foreign exchange impact, partially offset by a worse than expected return on plan assets in the U.S. during 2015.

Investment Policy:

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with current and anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2015 and 2014 and the target allocation of pension plan assets for fiscal 2016:

	October 31,		Target Allocation
	2015	2014
Equity securities	61%	62%	61%
Debt securities	33%	32%	35%
Cash	6%	6%	4%

Total	100%	100%	100%

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (October 31) were as follows:

	October 31,
	2015	2014	2013
Discount rate	4%	4%	5%
Salary progression rate	0%	0%	0%

The discount rates used for the defined benefit plans in Canada and for U.S. are based on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations.

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	October 31,
	2015	2014	2013
Discount rate	4%	5%	4%
Salary progression rate	0%	0%	0%
Expected long-term rate of return on plan assets	6%	6%	6%

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out of the Canada and U.S. plans for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at October 31, 2015 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during fiscal 2016. Payments from the pension plan are made from the plan assets.

(in thousands)
2016	$194
2017	227
2018	272
2019	320
2020	373
2021-2025, in the aggregate	2,592

During fiscal 2016, the Company expects to contribute $0.2 million to its Canada defined benefit plan and $0.2 million to the U.S. defined benefit plan.

The fair values by category of the plan assets as of October 31, 2015 were as follows:

	Fair Value as of October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$397	$26	$371	$—
Equity securities	4,154	668	3,486	—
Fixed income/debt securities	2,203	382	1,821	—
Other	32	—	32	—

Total	$6,786	$1,076	$5,710	$—

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The fair values by category of the plan assets as of October 31, 2014 were as follows:

	Fair Value as of October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$431	$19	$412	$—
Equity securities	4,671	820	3,851	—
Fixed income/debt securities	2,327	356	1,971	—
Other	35	—	35	—

Total	$7,464	$1,195	$6,269	$—

(10)	Shareholders’ Equity

Share-Based Compensation

The Company has a share-based compensation plan that provides for the granting of stock options, restricted stock, performance units and other awards to officers, directors and key employees of the Company. Total share-based compensation expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Years Ended October 31,
	2015	2014	2013
	(in thousands)
Cost of sales	$1,805	$86	$598
Selling expense	1,574	103	649
General and administrative expense	5,024	884	2,813

Total	$8,403	$1,073	$4,060

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

expired in October 2013 except as to awards previously granted prior to that date. At October 31, 2015, 212,485 shares were available to be issued under the 2013 Plan.

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

There were no options granted, forfeited, cancelled or expired during the years ended October 31, 2015, 2014 and 2013.

The following table summarizes the Company’s stock option plans as of October 31, 2015 and changes during each of the years in the three year period ended October 31, 2015:

	1995 Option Plan	2005 Option Plan		Total Number Of Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2012 (108,959 options exercisable)	57,359	86,000		143,359	$22.15	$9.30-42.60
Exercised	(57,359)	(13,554	)(a)	(70,913)	$14.51	$9.30-38.10

Options outstanding at October 31, 2013 (50,846 options exercisable)	—	72,446		72,446	$29.62	$17.07-42.60
Exercised	—	—		—	—	—

Options outstanding at October 31, 2014 (61,646 options exercisable)	—	72,446		72,446	$29.62	$17.07-42.60	3.7	$1,186
Exercised	—	(16,446)		(16,446)	$28.40	$17.07-42.60

Options outstanding at October 31, 2015	—	56,000		56,000	$29.98	$17.07-$42.60	3.7	$2,801

Vested and expected to vest at October 31, 2015	—	56,000		56,000	$29.98		3.7	$2,801

Exercisable at October 31, 2015	—	50,400		50,400	$29.74		3.4	$2,533

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

(a)	Includes 12,000 options exercised at an exercise price of $38.10 per option for which 6,096 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

The table below presents information related to stock option activity for the years ended October 31, 2015, 2014 and 2013:

	For the Years Ended October 31,
	2015	2014	2013
	(in thousands)
Total intrinsic value of stock options exercised	$439	$—	$4,158
Total fair value of stock options vested	$80	$155	$210

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the years ended October 31, 2015, 2014 and 2013 was approximately $65,000, $96,000 and $169,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2015, 2014 and 2013, respectively. For fiscal 2015 and 2014, there was $1.1 million and zero in excess tax benefits recognized resulting from share-based compensation awards which reduced taxes otherwise payable. The excess benefit is recorded as additional paid in capital at October 31, 2015.

As of October 31, 2015, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at October 31, 2015 and changes during fiscal 2015 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2014	10,800	$15.36
Vested	(5,200)	$15.39

Non-vested at October 31, 2015	5,600	$15.33

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

Total share-based compensation expense related to the Units was $8.1 million, $0.7 million and $3.7 million for the years ended October 31, 2015, 2014 and 2013, respectively. During the year ended October 31, 2015, the Company paid $1.6 million in cash and issued 867 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2015. During the year ended October 31, 2014, the Company paid $2.4 million in cash and issued 1,067 shares of its common stock, in each case net of withholdings, in settlement of the vesting of the Units occurring during fiscal 2014. During the year ended October 31, 2013, the Company paid $2.5 million in cash and

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

issued 757 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2013. At October 31, 2015 and October 31, 2014, there was $5.5 million and $1.9 million in accrued expenses and $4.3 million and $2.3 million in long-term liabilities, respectively, related to outstanding Units.

The following table summarizes the Units as of October 31, 2015 and changes during each of the three year periods ended October 31, 2015:

	2005 Option Plan		2013 Option Plan		Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2012	233,992		—		233,992
Units granted	45,258	(a)	—		45,258
Units exercised	(66,635)		—		(66,635)	$0.00		$4,068
Units forfeited or cancelled	(8,454	)(a)	—		(8,454)

Units outstanding at October 31, 2013	204,161		—		204,161
Units granted	—		52,896	(b)	52,896
Units exercised	(73,650)		—		(73,650)	$0.00		$3,890
Units forfeited or cancelled	(1,200)		(52,896	)(b)	(54,096)

Units outstanding at October 31, 2014	129,311		—		129,311		1.2	$5,942
Units granted	—		148,497	(c)	148,497	$0.00
Units exercised	(44,209)		—		(44,209)	$0.00		$2,454
Units forfeited or cancelled	(2,000)		(3,000)		(5,000)

Units outstanding at October 31, 2015	83,102		145,497		228,599	$0.00	1.6	$18,288

Vested and expected to vest at October 31, 2015	82,402		136,597		218,999	$0.00	1.6	$17,520

Exercisable at October 31, 2015	—		—		—	$0.00		$0

(a)	93.5% of the fiscal 2013 Adjusted EBITDA goal was achieved, and therefore, 2,954 Units were forfeited.

(b)	The Units in fiscal 2014 were forfeited in their entirety because the Company did not achieve at least 80% of the Adjusted EBITDA performance goal in such fiscal year.

(c)	More than 100% of the fiscal 2015 Adjusted EBITDA goal was achieved.

Restricted Stock

Each non-employee director receives an annual restricted stock award with a grant date fair value of $55,000 under the 2013 Plan (4,745 shares, 7,575 shares and 4,698 shares granted, in aggregate, on

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Shareholders’ Equity (Continued)

April 14, 2015, April 8, 2014 and April 12, 2013, respectively). During the one-year restricted period, the restricted stock entitles the participant to all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends thereon. Prior to the end of the restricted period, restricted stock generally may not be sold, assigned, pledged, or otherwise disposed of or hypothecated by participants.

The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation associated with the restricted stock on a straight-line basis over the term which is one year. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for the years ended October 31, 2015, 2014 and 2013 was $0.3 million, $0.3 million and $0.2 million, respectively. As of October 31, 2015, there was $0.1 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over five months.

Treasury Shares

In February 2014 the Company’s Board of Directors authorized a stock repurchase program (the “February 2014 Stock Repurchase Program”) under which the Company could purchase up to $10.0 million of the Company’s common stock. On April 8, 2014, the Board approved an increase of $10.0 million to the February 2014 Stock Repurchase Program. Repurchases could be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants.

During fiscal 2014, the Company repurchased 529,312 shares of common stock at an average cost of $37.76 per share, totaling $20.0 million. Following such transactions, there is no amount available for repurchases under the Company’s February 2014 Stock Repurchase Program.

Preferred Shares

The Board may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

The Company has a stockholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $330.00 per share, as adjusted (a “Right”), upon certain trigger events. Each 1/1,000th of a share of Series A Junior Participating Preferred Stock has terms that are substantially the economic and voting equivalent of one share of the Company’s common stock. However, until a Right is exercised or exchanged in accordance with the provisions of the Rights Plan, the holder thereof will have no rights as a stockholder of the Company. The Rights Plan has a three-year term ending March 31, 2017 and the Board may terminate the Rights Plan at any time (subject to the redemption of the Rights for a nominal value). The Rights may cause substantial dilution to a person or group (together with all affiliates and associates of such person or group and any person or group of persons acting in concert therewith) that acquires beneficial ownership of 10% or more of the Company’s stock on terms not approved by the Board or that takes other specified actions.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes

The U.S. and foreign components of income (loss) before (provision) benefit for income taxes are as follows:

	For the Years Ended October 31,
	2015	2014	2013
	(in thousands)
U.S.	$43,171	$(12,403)	$10,122
Foreign	1,074	2,963	5,841

Total	$44,245	$(9,440)	$15,963

The (provision) benefit for income taxes is summarized as follows:

	For the Years Ended October 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$(6,646)	$(108)	$15
State	(2,816)	206	(689)
Foreign	(376)	(952)	(1,598)

	(9,838)	(854)	(2,272)

Deferred:
Federal	(6,102)	4,412	(2,911)
State	589	475	272
Foreign	(57)	(99)	(304)

	(5,570)	4,788	(2,943)

Total (provision) benefit for income taxes	$(15,408)	$3,934	$(5,215)

The Company has $13.0 million of undistributed earnings from its Canadian subsidiary at October 31, 2015 after currency translation adjustments. It is anticipated that the balance of these earnings will be remitted in the foreseeable future and the Company has accrued taxes attributable to the repatriation resulting in a net liability of $7.3 million at October 31, 2015. The net liability or tax cost of the repatriation, other than $0.6 million of withholding taxes, will be offset by available foreign tax credits. Undistributed earnings of the Company’s Canadian subsidiary were $14.2 million at October 31, 2014 after it made a dividend payment of $8.2 million in April 2014.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2015 and 2014 are as follows:

	October 31,
	2015	2014
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$1,937	$1,178
Inventories	924	851
Alternative minimum tax credits carryforwards	3,264	6,421
State net operating loss carryforwards	716	1,658
Stock based compensation	4,810	2,558
Capital loss carryforwards	30	30
Foreign tax credits carryforwards	7,422	14,527
Other	1,973	2,056

Total gross deferred tax assets	21,076	29,279
Valuation allowance	(30)	(30)

Total net deferred tax asset	$21,046	$29,249
Deferred tax liabilities:
Depreciation	$(23,856)	$(25,753)
Deferred tax liability on undistributed earnings of foreign subsidiary	(7,250)	(7,650)
Deferred gain on redemption of senior notes	(1,187)	(2,037)
Basis differences related to acquisitions	(5,275)	(5,270)
Other	(1,622)	(2,164)

Total gross deferred tax liabilities	$(39,190)	$(42,874)

Total net deferred tax liabilities	$(18,144)	$(13,625)

Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards to an amount that, based on all available information, is more likely than not to be realized.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

Net operating loss carryforwards, capital loss carryforwards, foreign tax credits and alternative minimum tax credits, before valuation allowances, at October 31, 2015 expire as follows:

	Related Tax Amount	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
State net operating loss	$19,949	$716	Fiscal 2021 - 2033

Total net operating loss carryforwards	$19,949	$716

Capital loss carryforwards:
Canada	$233	$30	Indefinite

Total capital loss carryforwards	$233	$30

Tax credit carryforwards:
Foreign tax credits	$7,422	$7,422	Fiscal 2024 - 2025
Alternative minimum tax credit	3,264	3,264	Indefinite

Total tax credit carryforwards	$10,686	$10,686

The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The Company realized $11.2 million in tax credit carryforwards, including $0.6 million in R&D credits, in fiscal 2015 to reduce its federal income taxes payable for the year. Management believes that the remaining deferred tax assets will more likely than not, net of existing valuation allowances, at October 31, 2015 will be realized.

A reconciliation of the (provision) benefit for income taxes on income (loss) before (provision) benefit for income taxes to that which would be computed at the statutory rate of 35% for each of the fiscal years 2015, 2014 and 2013, is as follows:

	For the Years Ended October 31,
	2015	2014	2013
	(in thousands)
Provision at statutory rate	$(15,486)	$3,304	$(5,587)
State tax provision, net of federal tax benefit	(1,448)	443	(372)
Differential in the U.S. and Canadian statutory rate	100	275	541
Foreign taxes paid and accrued	(153)	(260)	(365)
Section 199 manufacturing permanent adjustment	1,678	—	—
Capital losses expired	—	—	(8,103)
Net valuation allowances reversed	—	—	8,103
Non-taxable gain on bargain purchase	—	—	350
Other, net	(99)	172	218

(Provision) benefit for income taxes	$(15,408)	$3,934	$(5,215)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Income Taxes (Continued)

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

As of October 31, 2015 and 2014, the Company’s liabilities for unrecognized tax benefits for uncertain tax positions related to certain federal deductions taken for tax purposes and state income taxes, including interest and penalties, were $53,000 and $49,000, respectively, and are included in other long term liabilities in the consolidated balance sheets. The Company classifies interest and penalties on uncertain tax positions as a component of the provision for income taxes. Interest and penalties recognized in the provision for income taxes were deminimus during fiscal 2015, 2014 and 2013, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, sixteen U.S. states and various foreign jurisdictions. Tax years ended October 31, 2014, 2013, 2012 and 2011 remain open for U.S. federal taxes and for fourteen states. With limited exception, the Company is no longer subject to examination by states for years beginning prior to 2010. Additionally, tax years 2008 through 2014 remain open and subject to examination by the governmental agencies in the Company’s various foreign jurisdictions. The Company does not anticipate any adjustments that would have a material adverse effect on its financial condition or results of operations.

Cash paid for income taxes during fiscal 2015, 2014 and 2013 was $3.6 million, $2.0 million and $3.2 million, respectively.

(12)	Commitments and Contingencies

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through July 31, 2025. Rental expense under all leases was $8.3 million, $8.1 million and $9.0 million for fiscal 2015, 2014 and 2013, respectively. Rental income under all non-cancellable subleases was $0.1 million, $0.5 million and $0.7 million for fiscal 2015, 2014 and 2013, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Commitments and Contingencies (Continued)

Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases	Sublease Income
	(in thousands)
2016	$6,656	$42
2017	6,329	42
2018	5,015	21
2019	3,556	—
2020	2,612	—
Thereafter	8,360	—

Total minimum lease payments	$32,528	$105

Claims and Lawsuits:

The Company and its subsidiaries are subject to claims and lawsuits which arise in the ordinary course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company’s financial condition or results of operations.

Employment Contracts:

The Company has employment agreements with six of its key employees. Each November 1st, these agreements are extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. The employment agreements also include terms relating to severance upon termination or a change of control, confidentiality, non-competition, non-solicitation and other customary provisions.

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

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2015, 2014 and 2013, respectively, is as follows:

	United States	Canada	Total
	(in thousands)
2015
Sales—external customers	$1,073,417	$67,974	$1,141,391
Intercompany sales	39,429	—	39,429
Gross profit	171,589	10,073	181,662
Operating income	60,231	2,487	62,718
Interest income	32	26	58
Interest expense	18,780	10	18,790
Depreciation and amortization	31,321	246	31,567
Provision for income taxes	(15,128)	(280)	(15,408)
Net income
Provision for losses on accounts receivable, note receivable and inventories	2,099	743	2,842
Geographical area assets	416,103	24,102	440,205
Goodwill	3,697	3,174	6,871
Capital expenditures	11,981	205	12,186

	United States	Canada	Total
	(in thousands)
2014
Sales—external customers	$1,117,404	$75,586	$1,192,990
Intercompany sales	43,739	—	43,739
Gross profit	109,901	12,004	121,905
Operating income	5,448	4,413	9,861
Interest income	17	67	84
Interest expense	19,557	14	19,571
Depreciation and amortization	31,244	263	31,507
Benefit (provision) for income taxes	4,725	(791)	3,934
Net (loss) income	(7,678)	2,172	(5,506)
Provision for losses on accounts receivable, note receivable and inventories	2,042	81	2,123
Geographical area assets	425,533	21,413	446,946
Goodwill	3,697	3,174	6,871
Capital expenditures	26,353	190	26,543

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Segment and Geographic Information (Continued)

	United States	Canada	Total
	(in thousands)
2013
Sales—external customers	$1,071,410	$72,442	$1,143,852
Intercompany sales	36,677	—	36,677
Gross profit	139,263	15,209	154,472
Operating income	26,096	7,220	33,316
Interest income	3	57	60
Interest expense	18,700	13	18,713
Depreciation and amortization	28,303	289	28,592
Provision for income taxes	(3,678)	(1,537)	(5,215)
Net income	6,444	4,304	10,748
Provision for losses on accounts receivable and inventories	220	52	272
Geographical area assets	440,089	31,474	471,563
Goodwill	3,697	3,174	6,871
Capital expenditures	46,622	58	46,680

Net sales by product line are as follows:

	For the Years Ended October 31,
	2015	2014	2013
	(in thousands)
Custom films	$357,742	$372,204	$333,876
Stretch (pallet) wrap	332,857	361,067	352,125
Food contact	165,566	183,366	185,950
PROformance Films®	63,158	76,698	79,384
Canliners	144,416	126,737	125,615
Printed and converted films	30,552	25,648	25,361
Other products and specialty films	47,100	47,270	41,541

Total	$1,141,391	$1,192,990	$1,143,852

(14)	Accumulated Other Comprehensive (Loss) Income

The accumulated balances at October 31, related to each component of accumulated other comprehensive (loss) income are as follows:

	2015	2014	2013
	(in thousands)
Foreign currency translation adjustments	$238	$1,400	$2,138
Unrecognized prior service cost and actuarial losses related to Canadian and U.S. defined benefit pension plans, net of tax	(1,250)	(1,541)	(1,602)

Total accumulated other comprehensive (loss) income	$(1,012)	$(141)	$536

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	Accumulated Other Comprehensive (Loss) Income (Continued)

The accumulated other comprehensive loss related to the Company’s pension plans is net of tax benefits of $0.5 million, $0.6 million and $0.6 million at October 31, 2015, 2014 and 2013, respectively.

(15)	Related Party Transactions

During fiscal 2015, 2014 and 2013, $42,904, $71,619 and zero, was paid to Skadden, Arps, Slate, Meagher and Flom LLP, one of the Company’s outside legal counsel, in which the brother of the Company’s Vice President and Controller is a partner. At October 31, 2015 and 2014, the Company owed $20,716 and zero, respectively, to Skadden, Arps, Slate, Meagher and Flom LLP.

During fiscal 2015, 2014 and 2013, $79,720, $56,610 and $96,325, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer and brother-in-law of the Vice President and Controller, for the production of the Company’s Annual Report and the production of marketing brochures. At October 31, 2015 and 2014, the Company owed zero and $18,750, respectively, to D.E. Smith Corp.

During fiscal 2015, 2014 and 2013, the Company sold $746,549, $650,591 and $667,483 of product, respectively, to Allstate Poly in which the brother of the Executive Vice President, Sales and Marketing is a partner. At October 31, 2015 and 2014, the Company was owed $152,722 and $140,290 from Allstate Poly, respectively.

(16)	Quarterly Financial Data (Unaudited)

	January 31,	April 30,		July 31,	October 31,
	(in thousands, except per share data)
2015
Net sales	$275,439	$285,722		$301,982	$278,248
Gross profit	$32,564	$49,816		$48,161	$51,121
Net income	$476	$11,128	(A)	$6,567	$10,666	(B)
Basic Earnings per Common Share:
Net income per common share	$0.09	$2.19		$1.29	$2.09

Diluted Earnings per Common Share:
Net income per common share	$0.09	$2.18		$1.28	$2.08

	January 31,	April 30,	July 31,		October 31,
2014
Net sales	$272,517	$294,942	$308,846		$316,685
Gross profit	$24,584	$29,992	$33,212		$34,117
Net (loss) income	$(3,727)	$(2,724)	$1,235	(C)	$(290	)(D)
Basic (Loss) Earnings per Common Share:
Net (loss) income per common share	$(0.67)	$(0.49)	$0.24		$(0.06)

Diluted (Loss) Earnings per Common Share:
Net (loss) income per common share	$(0.67)	$(0.49)	$0.24		$(0.06)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Quarterly Financial Data (Unaudited) (Continued)

Earnings per share are computed independently for each of the quarters presented.

(A)	Includes $2.1 million in bad debt expense primarily related to the bankruptcy of customers.

(B)	Includes a $1.2 million gain on the sale of a warehouse in the Company’s Texas facility and a $1.2 million asset impairment charge related to the poor performance of a new machine, currently in litigation.

(C)	Includes $2.1 million in business interruption insurance recoveries resulting from damages sustained in the relocation of equipment purchased from Transco in Quebec, Canada to the Company’s Bowling Green, Kentucky facility.

(D)	Includes $2.0 million related to the full provision of a note receivable owed from a distributor estimated to be uncollectible.

(17)	Subsequent Event

The Company’s Board of Directors confirmed its intention to declare quarterly dividends, beginning in fiscal 2016 with a quarterly dividend of $0.25 per common share of the Company. On January 13, 2016, the Company’s Board of Directors declared a cash dividend of $0.25 per common share of the Company, payable on February 16, 2016 to stockholders of record on February 1, 2016. Future dividends to the Company’s common stockholders are at the discretion of the Company’s Board and depend on the cash available to the Company, the Company’s financial condition, capital and other liquidity requirements, restrictions in the Company’s debt instruments, applicable law and such other factors as the Company’s Board of Directors deems relevant.

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE

II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED OCTOBER 31, 2015

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Other (a)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2015:
Allowance for doubtful accounts	$2,831	$2,827	$176	$(50)	$5,432
Inventories	$112	$15	$106	$(16)	$5
Allowance for uncollectible note receivable	$2,003	$—	$83	$—	$1,920
YEAR ENDED OCTOBER 31, 2014:
Allowance for doubtful accounts	$2,992	$94	$243	$(12)	$2,831
Inventories	$115	$26	$20	$(9)	$112
Allowance for uncollectible note receivable	$—	$2,003	$—	$—	$2,003
YEAR ENDED OCTOBER 31, 2013:
Allowance for doubtful accounts	$3,198	$260	$457	$(9)	$2,992
Inventories	$117	$12	$8	$(6)	$115

(a)	Represents foreign exchange effect.

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

AEP INDUSTRIES INC.

Dated: January 14, 2016	By:	/S/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 14, 2016	By:	/S/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board and Chief Executive Officer (principal executive officer)

Dated: January 14, 2016	By:	/S/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Chief Financial Officer and Director (principal financial officer)

Dated: January 14, 2016	By:	/S/ LINDA N. GUERRERA Linda N. Guerrera Vice President, Controller (principal accounting officer)

Dated: January 14, 2016	By:	/S/ JOHN J. POWERS John J. Powers Director

Dated: January 14, 2016	By:	/S/ ROBERT T. BELL Robert T. Bell Director

Dated: January 14, 2016	By:	/S/ IRA M. BELSKY Ira M. Belsky Director

Dated: January 14, 2016	By:	/S/ RICHARD E. DAVIS Richard E. Davis Director

Dated: January 14, 2016	By:	/S/ FRANK P. GALLAGHER Frank P. Gallagher Director

Dated: January 14, 2016	By:	/S/ LEE C. STEWART Lee C. Stewart Director

INDEX TO EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.1	Restated Certificate of Incorporation of AEP Industries Inc. (the “Company”)		10-Q	04/30/97	3(a)	06/13/97
3.2	Seventh Amended and Restated By-Laws of the Company		8-K		3.1	11/06/13
3.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of the Company		8-K		3.1	03/31/11
4.1	Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	04/18/11
4.2	First Supplemental Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, between the Company and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee		8-K		4.4	04/18/11
4.3	Form of 8.25% Senior Note due 2019		8-K		4.2	04/18/11
4.4	Second Amended and Restated Loan and Security Agreement, dated February 22, 2012, by and among the Company, Wells Fargo Bank National Association, as Agent, and the financial institutions party thereto as lenders		8-K		4	02/27/12
4.5	Amended and Restated Rights Agreement, dated as of March 28, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	03/28/14
4.6	First Amendment to Amended and Restated Rights Agreement, dated April 16, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	04/21/14
4.7	Second Amendment to Amended and Restated Rights Agreement, dated March 23, 2015, by and between AEP Industries Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	03/26/15
*10.1	Amended and Restated 2005 Stock Option Plan of the Company		10-K	10/31/08	10.1	01/27/09
*10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1	06/20/06
*10.3	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, for 409A compliance		10-K	10/31/08	10.3	01/27/09

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
*10.4	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4	05/10/06
*10.5	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5	05/10/06
*10.6	2013 Omnibus Incentive Plan of the Company		Schedule 14A		Annex A	02/22/13
*10.7	Form of Performance Unit Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.2	04/11/13
*10.8	Form of Restricted Stock Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.3	04/11/13
*10.9	Form of Stock Option Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.4	04/11/13
*10.10	Form of Management Incentive Plan of the Company		10-K	10/31/14	10.10	01/14/15
*10.11	Summary of Non-Employee Director Compensation		10-K	10/31/12	10.9	01/22/13
*10.12	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba		8-K		10.1	05/13/05
*10.13	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney		8-K		10.2	05/13/05
*10.14	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers		8-K		10.3	05/13/05
*10.15	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K		10.5	05/13/05
*10.16	Employment Agreement, effective as of November 1, 2008, between the Company and Linda N. Guerrera		10-K	10/31/08	10.17	01/27/09
*10.17	Form of Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, Paul C. Vegliante, Lawrence R. Noll and Linda N. Guerrera, for 409A compliance, effective December 2008		10-K	10/31/08	10.18	01/27/09
10.18	Amended and Restated Agreement with Stockholders, dated March 23, 2015, by and among the Company, KSA Capital Management, LLC, Daniel D. Khoshaba and KSA Capital Master Fund, Ltd.		8-K		10.1	03/26/15

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
21	List of subsidiaries of the Company at January 14, 2016	X
23	Consent of KPMG LLP	X
24	Power of Attorney (set forth on signature page)	X
31.1	Section 302 Certification—CEO	X
31.2	Section 302 Certification—CFO	X
32.1	Section 906 Certification—CEO	X
32.2	Section 906 Certification—CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	A management contract or compensatory arrangement required to be filed.