Form 10-Q
period 2016-01-31
AEP INDUSTRIES INC
filed 2016-03-10
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2016

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 8, 2016 was 5,107,421.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2016	October 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,678	$20,167
Accounts receivable, less allowance for doubtful accounts of $5,350 and $5,432 in 2016 and 2015, respectively	93,406	104,930
Inventories, net	106,013	101,264
Deferred income taxes	3,605	3,606
Other current assets	4,747	3,288

Total current assets	219,449	233,255

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $412,512 and $406,258 in 2016 and 2015, respectively	190,049	193,993
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $3,062 and $2,931 in 2016 and 2015, respectively	3,350	3,481
OTHER ASSETS	3,005	2,605

Total assets	$422,724	$440,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,499	$2,475
Accounts payable	50,849	68,734
Accrued expenses	38,281	40,395

Total current liabilities	91,629	111,604
LONG-TERM DEBT	210,335	210,951
DEFERRED INCOME TAXES	20,447	21,750
OTHER LONG-TERM LIABILITIES	4,212	6,252

Total liabilities	326,623	350,557

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,242,516 and 11,237,749 shares issued in 2016 and 2015, respectively	112	112
Additional paid-in capital	115,181	114,963
Treasury stock at cost, 6,135,095 shares	(189,810)	(189,810)
Retained earnings	172,013	165,395
Accumulated other comprehensive loss	(1,395)	(1,012)

Total shareholders’ equity	96,101	89,648

Total liabilities and shareholders’ equity	$422,724	$440,205

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended January 31,
	2016	2015
NET SALES	$253,553	$275,439
COST OF SALES	209,826	242,875

Gross profit	43,727	32,564
OPERATING EXPENSES:
Delivery	10,974	11,617
Selling	8,979	8,603
General and administrative	7,003	6,771

Total operating expenses	26,956	26,991

Operating income	16,771	5,573
OTHER EXPENSE:
Interest expense	(4,529)	(4,916)
Other, net	(117)	—

Income before provision for income taxes	12,125	657
PROVISION FOR INCOME TAXES	(4,230)	(181)

Net income	$7,895	$476

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$1.55	$0.09

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$1.54	$0.09

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.25	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2016	2015
Net income	$7,895	$476
Other comprehensive (loss) income:
Foreign currency translation adjustments	(404)	(863)
Amortization of prior service cost and actuarial net loss, net of tax of $7 and $10 for 2016 and 2015, respectively	21	29

Total other comprehensive loss	(383)	(834)

Comprehensive income (loss)	$7,512	$(358)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,895	$476
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,365	9,014
Change in LIFO reserve	(4,438)	(9,362)
Amortization of debt fees	239	238
Provision for losses on accounts receivable and inventories	64	123
Change in deferred income taxes	(866)	17
Share-based compensation expense	1,876	1,326
Other	94	101
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,009	15,769
(Increase) decrease in inventories	(470)	3,436
(Increase) decrease in other current assets	(1,534)	358
(Increase) decrease in other assets	(65)	15
Decrease in accounts payable	(17,238)	(4,675)
Decrease in accrued expenses	(5,260)	(2,078)
Increase in other long-term liabilities	14	6

Net cash (used in) provided by operating activities	(1,315)	14,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,068)	(2,952)
Net proceeds from dispositions of property, plant and equipment	1	—

Net cash used in investing activities	(4,067)	(2,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on credit facility	—	(10,410)
Repayments of Pennsylvania industrial loan	(22)	(21)
Principal payments on capital lease obligations	(537)	(646)
Principal payments on mortgage loan note	(33)	(32)
Fees paid and capitalized related to amended credit facility	(450)	—
Proceeds from exercise of stock options	68	38
Payments of withholding taxes on performance units	(1,945)	(713)

Net cash used in financing activities	(2,919)	(11,784)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(188)	(338)

Net decrease in cash	(8,489)	(310)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,167	867

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,678	$557

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$128	$496

Cash paid during the period for income taxes	$3,320	$325

Cash dividend declared	$1,277	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of January 31, 2016, and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the three months ended January 31, 2016 and 2015, respectively, have been made. The consolidated results of operations for the three months ended January 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial information included herein has been prepared by the Company, without audit, for filing with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the rules and regulations of the SEC. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, customer rebates and incentives, allowance for doubtful accounts and income taxes. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain information and footnote disclosures normally included in audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, filed with the SEC on January 14, 2016.

The Company evaluates all subsequent events prior to filing and has implemented all new accounting pronouncements that are in effect and that may materially impact its consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The standard requires a modified retrospective transition to recognize and measure leases at the beginning of the earliest period presented and includes a number of optional practical expedients. ASU 2016-02 is required to be applied by the Company beginning in the Company’s first quarter of fiscal 2020. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This new guidance requires that all deferred tax assets and liabilities be classified as non-current in the balance sheet. The guidance is required to be applied by the Company beginning in the Company’s first quarter of fiscal 2018, but early adoption is permitted. The Company expects this new guidance will reduce its total current assets and

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

liabilities and increase its non-current deferred tax assets and liabilities on its consolidated balance sheet by the amount classified as deferred income taxes within current assets and liabilities, respectively, and does not expect application to have any other effect on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified guidance in ASU No. 2015-03 stating that the SEC would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. The guidance is required to be applied by the Company retrospectively beginning in the Company’s first quarter of fiscal 2017, but early adoption is permitted. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by the amounts classified as deferred costs related to the Company’s 8.25% senior notes due 2019 (approximately $2.0 million at January 31, 2016). The Company expects to continue to present those capitalized costs paid related to the Company’s credit facility (approximately $0.9 million at January 31, 2016) separately as deferred assets. The Company does not expect the updates to have any other effect on its consolidated financial statements.

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

(2) EARNINGS PER COMMON SHARE AND CASH DIVIDENDS

Basic earnings per common share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS PER COMMON SHARE AND CASH DIVIDENDS (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31,
	2016	2015
Weighted average common shares outstanding:
Basic	5,103,434	5,080,911
Effect of dilutive securities:
Options to purchase shares of common stock	31,463	26,071

Diluted	5,134,897	5,106,982

For each of the three month periods ended January 31, 2016 and 2015, the Company had zero stock options outstanding that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods.

On January 13, 2016, the Company declared a quarterly cash dividend of $0.25 per share payable on February 16, 2016 to shareholders of record on February 1, 2016. The total dividend of $1.3 million is recorded in accrued expenses at January 31, 2016 and was paid on February 16, 2016.

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

Inventories are comprised of the following:

	January 31, 2016	October 31, 2015
	(in thousands)
Raw materials	$42,881	$47,593
Finished goods	71,547	66,484
Supplies	5,240	5,280

	119,668	119,357
Less: LIFO reserve	(13,655)	(18,093)

Inventories, net	$106,013	$101,264

The LIFO method was used for determining the cost of approximately 88% and 89% of total inventories at January 31, 2016 and October 31, 2015, respectively. Due to the volatility of resin pricing, the interim LIFO calculations are based on actual inventory levels and current pricing, and are not necessarily indicative of the valuation under the LIFO method at the end of the fiscal year. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT

A summary of the components of debt is as follows:

	January 31, 2016	October 31, 2015
	(in thousands)
Credit facility (a)	$—	$—
8.25% senior notes due 2019	200,000	200,000
Pennsylvania industrial loan	857	879
Mortgage loan note	2,941	2,974
Capital leases (b)	9,036	9,573
Foreign bank borrowings (c)	—	—

Total debt	212,834	213,426
Less: current portion	2,499	2,475

Long-term debt	$210,335	$210,951

(a)	Credit Facility

On January 29, 2016, the Company entered into Amendment No. 2 to Second Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender, and the other financial institution party thereto, as lender (“Amendment No. 2”), which amended the Company’s Second Amended and Restated Loan and Security Agreement, dated February 22, 2012 (the “base credit facility”). As used herein “credit facility” refers to the base credit facility or as amended by Amendment No. 2 as the context requires. The maximum borrowing amount remains the same at $150.0 million with a maximum for letters of credit of $20.0 million. The maturity date of the credit facility has been extended from February 21, 2017 to February 1, 2019.

Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined in the credit facility) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.5%) plus 0% to 0.25%, which remains unchanged, or LIBOR plus 1.50% to 2.00%, revised from 1.75% to 2.50% prior to Amendment No. 2.

The Company is obligated to pay a monthly undrawn commitment fee equal to a percentage of the average daily unused portion of the commitments under the credit facility. Amendment No. 2 revised such fee from 0.375% per annum to (i) 0.375% per annum, if the sum of the average daily balance of loans and letters of credit accommodations in the month are less than 50% of the maximum credit, or (ii) 0.250% per annum, if the sum of the average daily balance of loans and letters of credit accommodations in the month are 50% or more of the maximum credit.

Amendment No. 2 permits the Company’s sale to receivables purchasers of certain accounts (and all proceeds, supporting obligations and ancillary rights with respect to such accounts) arising from the sales of goods and services, excludes such assets from the borrowing base and permits the release of the lenders’ liens over such assets (but not the proceeds therefrom) at the time such assets are sold; provided, among other specified conditions, that the aggregate amount of receivables sold in any month will not exceed 10% of the gross amount of eligible accounts.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

The other terms and conditions of the credit facility, including the terms under which the amounts due thereunder may be accelerated or increased, were not materially amended by Amendment No. 2 and remain in full force and effect.

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The Company had weighted average borrowings under the credit facility of $0.1 million and $46.5 million, with a weighted average interest rate of 3.4% and 2.6% during the three months ended January 31, 2016 and 2015, respectively. The sum of the eligible assets at January 31, 2016 and October 31, 2015 supported a borrowing base of $141.3 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $4.1 million and $2.9 million at January 31, 2016 and October 31, 2015, respectively. Availability at January 31, 2016 and October 31, 2015 under the credit facility was $137.2 million and $147.1 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

Excess Availability (as defined therein) under the credit facility ranged from $132.9 million to $141.8 million during the three months ended January 31, 2016 and from $87.4 million to $131.7 million during the three months ended January 31, 2015.

During the three months ended January 31, 2016, the Company has incurred and capitalized $0.5 million of fees related to Amendment No.2. These fees, along with the remaining unamortized fees of $0.4 million related to the base credit facility, will be amortized on a straight line basis over 36 months, the revised term of the credit facility.

(b)	Capital leases

From time to time, the Company enters into capital leases for certain of its machinery and equipment. The interest rates on the capital leases at January 31, 2016 range from 3.5% to 4.5%, with a weighted average interest rate of 3.7%. As a result of the capital lease treatment, the equipment is included as a component of property, plant and equipment in the Company’s consolidated balance sheet and is depreciated in accordance with the Company’s depreciation policy.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
Remainder of 2016	$1,954
2017	2,495
2018	2,479
2019	2,261
2020	469
Thereafter	64

Total minimum lease payments	9,722
Less: Amounts representing interest	686

Present value of minimum lease payments	9,036
Less: Current portion of obligations under capital leases	2,274

Long-term portion of obligations under capital leases	$6,762

(c)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at January 31, 2016 and October 31, 2015. Availability under the Canadian credit facility at January 31, 2016 and October 31, 2015 was $5.0 million in Canadian dollars or US$3.6 million and US$3.8 million, respectively.

As of January 31, 2016, principal payments on all debt outstanding required during each of the next five fiscal years and thereafter are as follows:

	(in thousands)
	Debt	Capital leases	Total
Remainder of 2016	$167	$1,716	$1,883
2017	232	2,264	2,496
2018	242	2,333	2,575
2019	200,252	2,199	202,451
2020	261	460	721
Thereafter	2,644	64	2,708

	$203,798	$9,036	$212,834

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

Fair Value

The carrying value and fair value of the Company’s fixed rate debt at January 31, 2016 and October 31, 2015 are as follows:

	January 31, 2016		October 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$202,626	$200,000	$206,750
Mortgage loan note (a)	2,941	2,941	2,974	2,974
Pennsylvania industrial loan	857	857	879	879
Capital leases	9,036	9,036	9,573	9,573

Total	$212,834	$215,460	$213,426	$220,176

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

The fair value of the 2019 notes is based on quoted market rates (Level 1). The Company derives its fair value estimates of the Pennsylvania industrial loan, the mortgage loan note and the capital leases based on observable inputs (Level 2). Observable market inputs used in the calculation of the fair value of the Pennsylvania industrial loan, the mortgage loan note and the capital leases include evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. The fair value of the Company’s variable rate debt (credit facility), if any, approximates fair value due to the availability and floating rate for similar instruments.

(5) ACCRUED EXPENSES

At January 31, 2016 and October 31, 2015, accrued expenses consist of the following:

	January 31, 2016	October 31, 2015
	(in thousands)
Payroll and employee related	$8,786	$12,799
Customer rebates	7,273	8,952
Interest	4,813	688
Accrued income taxes	5,185	3,326
Accrual for performance units	3,746	5,451
Other (A)	8,478	9,179

Accrued expenses	$38,281	$40,395

(A)	No individual item exceeded 5% of current liabilities.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan that provides for the granting of stock options, performance units, restricted stock and other awards to officers, directors and key employees of the Company. At January 31, 2016, 173,228 shares were available to be issued under the AEP Industries Inc. 2013 Omnibus Incentive Plan (the “2013 Plan”).

Total share-based compensation expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended January 31,
	2016	2015
	(in thousands)
Cost of sales	$469	$216
Selling expense	378	226
General and administrative expense	1,029	884

Total	$1,876	$1,326

Stock Options

There were no options granted during the three months ended January 31, 2016 or 2015.

The following table summarizes the Company’s stock options as of January 31, 2016, and changes during the three months ended January 31, 2016:

	2005 Option Plan		Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2015 (50,400 options exercisable)	56,000		$29.98	$17.07-42.60	3.7	$2,801
Exercised	(5,200	) (a)	$33.80	$33.67-33.84

Options outstanding at January 31, 2016	50,800		$29.59	$17.07-42.60	3.6	$2,797

Vested and expected to vest at January 31, 2016	50,800		$29.59		3.6	$2,797

Exercisable at January 31, 2016	45,200		$29.27		3.3	$2,503

(a)	Includes 2,000 options exercised at an exercise price of $33.84 per option and 1,200 options exercised at an exercise price of $33.67 per option for which an aggregate of 1,293 shares of common stock of the Company were tendered to the Company by the holders of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

The table below presents information related to stock option activity for the three months ended January 31, 2016 and 2015:

	For the Three Months Ended January 31,
	2016	2015
	(in thousands)
Total intrinsic value of stock options exercised	$253	$72
Total fair value of stock options vested	$—	$—

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three months ended January 31, 2016 and 2015 was approximately $14,000 and $20,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended January 31, 2016 and 2015, respectively. For the three months ended January 31, 2016 and 2015, there was no excess tax benefits recognized resulting from share-based compensation awards. For fiscal 2015, there was $1.1 million in excess tax benefits recognized resulting from share-based compensation awards, which reduced taxes otherwise payable, and is included in additional paid in capital at January 31, 2016 and October 31, 2015, respectively.

As of January 31, 2016, there was approximately $41,000 of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

There were no changes in the Company’s non-vested stock options during the three months ended January 31, 2016.

Performance Units

Total share-based compensation expense related to the Company’s performance units (“Units”) was $1.8 million and $1.2 million for the three months ended January 31, 2016 and 2015, respectively. At January 31, 2016 and October 31, 2015, there was $3.7 million and $5.5 million in accrued expenses, respectively, and $2.3 million and $4.3 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

The following table summarizes the Units as of January 31, 2016, and changes during the three months ended January 31, 2016:

	2005 Option Plan	2013 Option Plan	Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2015	83,102	145,497	228,599	$0.00	1.6	$18,288
Units granted	—	39,257	39,257	$0.00
Units exercised	(42,616)	(30,057)	(72,673)	$0.00		$5,630
Units forfeited or cancelled	—	—	—

Units outstanding at January 31, 2016	40,486	154,697	195,183	$0.00	2.2	$16,520

Vested and expected to vest at January 31, 2016	39,886	146,697	186,583	$0.00	2.2	$15,792

Exercisable at January 31, 2016	—	—	—			$—

During the three months ended January 31, 2016, the Company paid $3.3 million in cash and issued 860 shares of its common stock, in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first quarter of fiscal 2016. During the three months ended January 31, 2015, the Company paid $1.6 million in cash and issued 499 shares of its common stock, in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first quarter of fiscal 2015.

The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of Units (for those employees who elected shares) during fiscal 2016 and 2015 was made from new shares.

Restricted Stock

Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for each of the three months ended January 31, 2016 and 2015, was approximately $69,000. As of January 31, 2016, there was approximately $46,000 of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over two months.

(7) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of flexible plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended January 31, 2016
	United States	Canada	Total
	(in thousands)
Sales—external customers	$240,278	$13,275	$253,553
Intercompany sales	7,715	—	7,715
Gross profit	41,355	2,372	43,727
Operating income	16,054	717	16,771

	For the Three Months Ended January 31, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$261,047	$14,392	$275,439
Intercompany sales	7,808	—	7,808
Gross profit	30,119	2,445	32,564
Operating income	4,900	673	5,573

Net sales by product line are as follows:

	For the Three Months Ended January 31,
	2016	2015
	(in thousands)
Custom films	$78,810	$87,458
Stretch (pallet) wrap	74,478	81,526
Food contact	38,934	40,550
Canliners	32,770	33,961
PROformance Films®	12,236	16,811
Printed and converted films	5,349	5,186
Other products and specialty films	10,976	9,947

Total	$253,553	$275,439

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases	Sublease Income
	(in thousands)
Remainder of 2016	$5,012	$32
2017	6,512	42
2018	5,194	21
2019	3,624	—
2020	2,612	—
Thereafter	8,360	—

Total minimum lease payments	$31,314	$95

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

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facility, the anticipated pricing in resin markets, our ability to continue to maintain or increase sales and profits of our operations (including our attempt to drive future costs out of our business), the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs and our intention to issue quarterly dividends. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the timing and completion, in part or full, of the significant capacity increase by North American resin producers in future years and its impact on future resin pricing; the ability to manage resin price volatility, including passing raw material price increases to customers in full or in a timely fashion; delayed purchases by certain customers during periods when resin prices are expected to decrease in the near term; the availability of raw materials; competition in existing and future markets; disruptions in the global economic and financial market environment; resin price reductions leading to the utilization of LIFO reserves and resulting in the payment of additional taxes in cash; limited contractual relationships with customers; Board discretion to pay future dividends; and future cash flows, liquidity, contractual and legal restrictions related thereto; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

Investors should review this MD&A in conjunction with the consolidated financial statements and related notes included in this report under Item 1, our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and reports filed thereafter with the SEC, and other publicly available information.

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

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are PE and PVC resins, which total approximately 94% and 5%, respectively, of our total plastic resin purchases by volume for the three months ended January 31, 2016. The average resin price per pound for PE and PVC resins during the three months ended January 31, 2016 versus the three months ended January 31, 2015, as published by Chem Data, decreased $0.14 per pound; while the average resin price per pound for PE and PVC resins during the three months ended January 31, 2016 versus the three months ended October 31, 2015, as published by Chem Data, decreased $0.03 per pound. Although natural gas is used as feedstock in most North American PE production, the global price of crude oil is used to set resin prices worldwide. Decreasing oil prices and large PE capacity expansions currently underway are expected to benefit the Company.

Due to the time lag in passing through changes in resin costs to customers, our results are negatively impacted in the short term when resin costs increase and are positively impacted when resin costs decrease. However, volatility in resin prices in consecutive periods, both decreases and increases, creates instability in the purchasing by the customer. During periods of resin price decreases, we do not realize the full benefit of the price reduction in our margin. As resin prices decrease, certain customers, especially in our stretch product line, will keep their inventory levels as low as possible and delay purchases in anticipation of further price decreases. If such prices were to increase, there can be no assurance that we will be able to pass on resin price increases in full or on a timely basis, shorten the time lag in adjusting sell prices, win in a competitive bid process or have enough products to allocate to customers desiring to increase their inventory levels.

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
Quality control costs
Purchasing and receiving costs
Any inventory adjustments, including LIFO adjustments
Warehousing costs
Delivery Expenses:	All costs related to shipping and handling of products to customers, including transportation costs by third party providers
Selling, General and Administrative Expenses:	Personnel costs, including salaries, bonuses, commissions, share-based compensation and employee benefits
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

Results of Operations - First Quarter of Fiscal 2016 Compared to First Quarter of Fiscal 2015

The following table presents unaudited selected financial data for the three months ended January 31, 2016 and 2015 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	January 31, 2016		January 31, 2015		% increase/ (decrease) of $	$ increase/ (decrease)
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$253,553	$1.14	$275,439	$1.28	(7.9)%	$(21,886)
Gross profit	43,727	0.20	32,564	0.15	34.3%	11,163
Operating expenses:
Delivery	10,974	0.05	11,617	0.06	(5.5)%	(643)
Selling	8,979	0.04	8,603	0.04	4.4%	376
General and administrative	7,003	0.03	6,771	0.03	3.4%	232

Total operating expenses	$26,956	$0.12	$26,991	$0.13	(0.1)%	$(35)

Pounds sold		223,375 lbs.		214,386 lbs.

Net Sales

The decrease in net sales for the three months ended January 31, 2016 as compared to the prior year comparable period was the result of an 11% decrease in average selling prices, primarily due to the pass through of lower resin costs negatively affecting net sales by $29.8 million, partially offset by a 4% increase in sales volume positively affecting net sales by $10.3 million. The increase in sales volume during the first quarter was largely due to restocking by customers following the fourth quarter of fiscal 2015 wherein customers destocked as resin prices declined in that quarter. The first quarter of 2016 also included a $2.4 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $4.5 million decrease in the LIFO reserve during the first quarter of fiscal 2016 versus a $9.4 million decrease in the LIFO reserve during the first quarter of fiscal 2015, representing an increase of $4.9 million year-over-year. Excluding the impact of the LIFO reserve change during the current year quarter compared to the prior year quarter, gross profit increased $16.1 million primarily resulting from improved material margins, increased volumes sold and lower manufacturing costs.

Operating Expenses

Total operating expenses remained relatively flat during the first quarter of fiscal 2016 versus the first quarter of fiscal 2015. There was a decrease in delivery expense primarily due to lower fuel costs during the comparable periods partially offset by higher volumes sold. There was an increase of $0.3 million in share-based compensation costs associated with our performance units. The first quarter of fiscal 2016 also included a $0.3 million positive impact of foreign exchange related to our Canadian operations.

Interest Expense

Interest expense for the three months ended January 31, 2016 decreased $0.4 million as compared to the prior year period primarily resulting from lower average borrowings on our credit facility as compared to the prior year period.

Income Tax Provision

The provision for income taxes for the three months ended January 31, 2016 was $4.2 million on income before the provision for income taxes of $12.1 million. The difference between our effective tax rate of 34.9 percent for the three months ended January 31, 2016 and the U.S. statutory tax rate of 35.0 percent primarily relates to net permanent differences (-3.8%) and to the differential in the U.S and Canadian statutory rates (-0.2%), partially offset by the provision for state taxes in the United States, net of federal provision (+3.5%).

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
	(in thousands)	(in thousands)
Net income	$7,895	$476
Provision for income taxes	4,230	181
Interest expense	4,529	4,916
Depreciation and amortization expense	7,365	9,014
Decrease in LIFO reserve	(4,438)	(9,362)
Other non-operating expense, net	117	—
Share-based compensation	1,876	1,326

Adjusted EBITDA	$21,574	$6,551

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

We believe we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of January 31, 2016, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $201.2 million, compared with $193.3 million at the end of fiscal 2015. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $140.8 million at January 31, 2016.

Our working capital amounted to $127.8 million at January 31, 2016 compared to $121.7 million at October 31, 2015. We used the LIFO method for determining the cost of approximately 88% of our total inventories at January 31, 2016. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $141.5 million and $139.8 million at January 31, 2016 and October 31, 2015, respectively. During the three months ended January 31, 2016, the LIFO reserve decreased $4.4 million to $13.7 million primarily as a result of decreased resins costs. Despite the likely negative effects on our results of operations and our financial condition during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures and dividends for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the three months ended January 31, 2016 and 2015:

	For the Three Months Ended January 31,
	2016	2015
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(1,315)	$14,764
Investing activities	(4,067)	(2,952)
Financing activities	(2,919)	(11,784)
Effect of exchange rate changes on cash	(188)	(338)

Decrease in cash and cash equivalents	$(8,489)	$(310)

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $11.7 million at January 31, 2016, as compared to $20.2 million at October 31, 2015. Cash used in operating activities during the three months ended January 31, 2016 was $1.3 million, which includes net income of $7.9 million adjusted for non-cash items totaling $4.3 million primarily related to depreciation and amortization of $7.4 million and $1.9 million in share-based compensation partially offset by a decrease in LIFO reserve of $4.4 million and a change in deferred incomes taxes of $0.9 million. Cash used in operating activities includes a $17.2 million decrease in accounts payable primarily due to the impact of lower resin purchases and prices and a $5.3 million decrease in accrued expenses primarily as a result of incentive payments made to employees during the first quarter of fiscal 2016 which were accrued at October 31, 2015 and timing of payments related to customer annual rebates and property taxes. Cash provided by operating activities primarily includes an $11.0 million decrease in accounts receivable primarily due to lower sales dollars in the first quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015.

Investing Activities

Net cash used in investing activities during the three months ended January 31, 2016 was $4.1 million, resulting from capital expenditures during the period.

Financing Activities

Net cash used in financing activities during the three months ended January 31, 2016 was $2.9 million, resulting primarily from $1.9 million in payments of withholding taxes related to our performance units, $0.5 million in principal payments on capital lease obligations and $0.5 million of fees paid and capitalized related to Amendment No. 2 to our credit facility.

Sources and Uses of Liquidity

Credit Facility

We maintain a credit facility with Wells Fargo. On January 29, 2016, we entered into Amendment No. 2 to the credit facility that, among other things, extended the maturity date of the credit facility from February 21, 2017 to February 1, 2019. The maximum borrowing amount remains the same at $150.0 million with a maximum for letters of credit of $20.0 million. The credit facility is secured by liens on most of our domestic assets (other than real property and equipment) and on 66% of our ownership interest in certain foreign subsidiaries.

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at January 31, 2016 and October 31, 2015 under the credit facility was $137.2 million and $147.1 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at January 31, 2016 and October 31, 2015. Availability under the Canadian credit facility at January 31, 2016 and October 31, 2015 was $5.0 million Canadian dollars (US$3.6 million and US$3.8 million, respectively).

Please refer to Note 4 of the consolidated financial statements for further discussion of our debt, including Amendment No. 2 to the credit facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of January 31, 2016 are as follows:

	For the Years Ending October 31,
	Borrowings (1)	Interest on Fixed Rate Borrowings (2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2016	$167	$16,607	$1,954	$5,012	$23,740
2017	232	16,634	2,495	6,512	25,873
2018	242	16,625	2,479	5,194	24,540
2019	200,252	8,502	2,261	3,624	214,639
2020	261	105	469	2,612	3,447
Thereafter	2,644	169	64	8,360	11,237

Total	$203,798	$58,642	$9,722	$31,314	$303,476

(1)	Borrowings include $200.0 million aggregate principal amount of 2019 notes, a $2.9 million ten-year mortgage note due August 2022 related to the purchase of the Company’s corporate headquarters, and $0.9 million of a Pennsylvania industrial loan. See Note 4 of the consolidated financial statements for further discussion of our debt.
(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $16 million of capital expenditures during the remainder of fiscal 2016.

With regards to the AEP Industries Inc. 401(k) Savings Plan (“401(k) Plan”), we contributed $3.3 million in cash in February 2016 to the 401(k) Plan effective for the 2015 year contributions.

On January 13, 2016, the Company declared a quarterly cash dividend of $0.25 per share. A total dividend of $1.3 million was paid on February 16, 2016 to shareholders of record on February 1, 2016.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Effects of Inflation

Inflation is not expected to have a significant impact on our business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, customer rebates and incentives, allowance for doubtful accounts and income taxes. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, filed with the U.S. Securities and Exchange Commission on January 14, 2016.

There were no material changes to our critical accounting policies during the three months ended January 31, 2016.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At January 31, 2016, the carrying value of our total debt was $212.8 million, all of which was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of January 31, 2016, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $202.6 million. As of January 31, 2016, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $12.8 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

Floating rate debt at January 31, 2016 and October 31, 2015 totaled zero. Based on the average floating rate debt outstanding during the three months ended January 31, 2016 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in an immaterial change to interest expense for the three months ended January 31, 2016.

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

As of January 31, 2016, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation in the normal course of our business. The proceedings are not expected to have a material adverse impact on our financial condition or results of operations.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. We do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description

4.1	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of August 20, 2014, by and among the Company, Wells Fargo Bank, National Association, as agent and lender, and the other financial institution parties thereto, as lender (incorporated herein by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2016).

4.2	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of January 29, 2016, by and among the Company, Wells Fargo Bank, National Association, as agent and lender, and the other financial institution party thereto, as lender (incorporated by reference herein from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2016).

10.1*	Form of Second Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, Paul C. Vegliante, Robert Cron and Linda N. Guerrera, effective January 5, 2016.

31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit #	Description

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: March 10, 2016	By:	/s/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: March 10, 2016	By:	/s/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)