Form 10-Q
period 2016-04-30
AEP INDUSTRIES INC
filed 2016-06-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 6, 2016 was 5,113,801.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2016	October 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,745	$20,167
Accounts receivable, less allowance for doubtful accounts of $5,462 and $5,432 in 2016 and 2015, respectively	102,836	104,930
Inventories, net	112,169	101,264
Deferred income taxes	3,613	3,606
Other current assets	3,937	3,288

Total current assets	257,300	233,255

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $420,805 and $406,258 in 2016 and 2015, respectively	188,114	193,993
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $3,193 and $2,931 in 2016 and 2015, respectively	3,219	3,481
OTHER ASSETS	2,801	2,605

Total assets	$458,305	$440,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,522	$2,475
Accounts payable	75,150	68,734
Accrued expenses	36,875	40,395

Total current liabilities	114,547	111,604
LONG-TERM DEBT	209,714	210,951
DEFERRED INCOME TAXES	20,413	21,750
OTHER LONG-TERM LIABILITIES	4,163	6,252

Total liabilities	348,837	350,557

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,248,896 and 11,237,749 shares issued in 2016 and 2015, respectively	112	112
Additional paid-in capital	115,329	114,963
Treasury stock at cost, 6,135,095 shares	(189,810)	(189,810)
Retained earnings	184,515	165,395
Accumulated other comprehensive loss	(678)	(1,012)

Total shareholders’ equity	109,468	89,648

Total liabilities and shareholders’ equity	$458,305	$440,205

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2016	2015	2016	2015
NET SALES	$273,162	$285,722	$526,715	$561,161
COST OF SALES	219,080	235,906	428,906	478,781

Gross profit	54,082	49,816	97,809	82,380
OPERATING EXPENSES:
Delivery	11,608	11,974	22,582	23,591
Selling	9,336	9,150	18,315	17,753
General and administrative	7,024	7,849	14,027	14,620

Total operating expenses	27,968	28,973	54,924	55,964

Operating income	26,114	20,843	42,885	26,416
OTHER (EXPENSE) INCOME:
Interest expense	(4,583)	(4,719)	(9,112)	(9,635)
Other, net	(362)	57	(479)	57

Income before provision for income taxes	21,169	16,181	33,294	16,838
PROVISION FOR INCOME TAXES	(7,389)	(5,053)	(11,619)	(5,234)

Net income	$13,780	$11,128	$21,675	$11,604

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$2.70	$2.19	$4.24	$2.28

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$2.68	$2.18	$4.22	$2.27

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.25	—	$0.50	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2016	2015	2016	2015
Net income	$13,780	$11,128	$21,675	$11,604
Other comprehensive income (loss):
Foreign currency translation adjustments	695	363	291	(500)
Amortization of prior service cost and actuarial net loss, net of tax of $8 and $10 for the three months ended April 30, 2016 and 2015 and $15 and $20 for the six months ended April 30, 2016 and 2015, respectively	22	27	43	56

Total other comprehensive income (loss)	717	390	334	(444)

Comprehensive income	$14,497	$11,518	$22,009	$11,160

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,675	$11,604
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,685	16,730
Change in LIFO reserve	(1,894)	(15,961)
Amortization of debt fees	568	476
Provision for losses on accounts receivable and inventories	91	2,190
Change in deferred income taxes	(1,649)	18
Share-based compensation expense	1,297	2,417
Excess tax benefit from stock option exercises	—	(1,136)
Impairment on property, plant and equipment	662	—
Other	158	27
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,354	7,712
(Increase) decrease in inventories	(8,832)	11,001
(Increase) decrease in other current assets	(718)	3,613
Increase in other assets	(82)	(2)
Increase in accounts payable	5,615	1,157
Decrease in accrued expenses	(6,438)	(3,911)
Increase in other long-term liabilities	29	17

Net cash provided by operating activities	27,521	35,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,292)	(6,366)

Net cash used in investing activities	(8,292)	(6,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on credit facility	—	(27,610)
Repayments of Pennsylvania industrial loan	(45)	(43)
Principal payments on capital lease obligations	(1,080)	(1,389)
Principal payments on mortgage loan note	(65)	(63)
Fees paid and capitalized related to amended credit facility	(484)	—
Proceeds from exercise of stock options	135	467
Dividends paid	(1,277)	—
Excess tax benefit from stock option exercises	—	1,136
Payments of withholding taxes on performance units	(2,036)	(733)

Net cash used in financing activities	(4,852)	(28,235)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	201	(109)

Net increase in cash	14,578	1,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,167	867

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,745	$2,109

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$8,498	$9,168

Cash paid during the period for income taxes	$7,951	$417

Cash dividend declared	$1,278	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of April 30, 2016, the consolidated results of operations and consolidated comprehensive income for the three and six months ended April 30, 2016 and 2015, and the consolidated cash flows for the six months ended April 30, 2016 and 2015, respectively, have been made. The consolidated results of operations for the three and six months ended April 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Pronouncements Not Yet Effective

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures and consideration of minimum statutory tax withholding requirements. The guidance is required to be applied by the Company beginning in the Company’s first quarter of fiscal 2018, but early adoption is permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This new guidance requires that all deferred tax assets and liabilities be classified as non-current in the balance sheet. The guidance is required to be applied by the Company beginning in the Company’s first quarter of fiscal 2018, but early adoption is permitted. The Company expects this new guidance will reduce its total current assets, total assets and total liabilities on its consolidated balance sheet by the amount classified as deferred income taxes within current assets, and does not expect application to have any other effect on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified guidance in ASU No. 2015-03 stating that the SEC would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. The guidance is required to be applied by the Company retrospectively beginning in the Company’s first quarter of fiscal 2017, but early adoption is permitted. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by the amounts classified as deferred costs related to the Company’s 8.25% senior notes due 2019 (approximately $1.8 million at April 30, 2016). The Company expects to continue to present those capitalized costs paid related to the Company’s credit facility (approximately $0.7 million at April 30, 2016) separately as deferred assets. The Company does not expect the updates to have any other effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal 2019 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements, including which transition method it will adopt.

(2) EARNINGS PER COMMON SHARE AND CASH DIVIDENDS

Basic earnings per common share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS PER COMMON SHARE AND CASH DIVIDENDS (Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2016	2015	2016	2015
Weighted average common shares outstanding:
Basic	5,109,142	5,089,137	5,106,257	5,084,956
Effect of dilutive securities:
Options to purchase shares of common stock	24,598	17,757	26,381	17,069

Diluted	5,133,740	5,106,894	5,132,638	5,102,025

For each of the three and six month periods ended April 30, 2016 and 2015, the Company had zero stock options outstanding that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods.

On January 13, 2016, the Company declared a quarterly cash dividend of $0.25 per share payable on February 16, 2016 to shareholders of record on February 1, 2016. The total dividend of $1.3 million was paid on February 16, 2016. On April 20, 2016, the Company declared a quarterly cash dividend of $0.25 per share payable on May 17, 2016 to shareholders of record on May 2, 2016. The total dividend of $1.3 million is recorded in accrued expenses at April 30, 2016 and was paid on May 17, 2016.

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

Inventories are comprised of the following:

	April 30, 2016	October 31, 2015
	(in thousands)
Raw materials	$51,664	$47,593
Finished goods	71,339	66,484
Supplies	5,365	5,280

	128,368	119,357
Less: LIFO reserve	(16,199)	(18,093)

Inventories, net	$112,169	$101,264

The LIFO method was used for determining the cost of approximately 88% and 89% of total inventories at April 30, 2016 and October 31, 2015, respectively. Due to the volatility of resin pricing, the interim LIFO calculations are based on actual inventory levels and current pricing, and are not necessarily indicative of the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) INVENTORIES (Continued)

valuation under the LIFO method at the end of the fiscal year. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(4) DEBT

A summary of the components of debt is as follows:

	April 30, 2016	October 31, 2015
	(in thousands)
Credit facility (a)	$—	$—
8.25% senior notes due 2019	200,000	200,000
Pennsylvania industrial loan	834	879
Mortgage loan note	2,909	2,974
Capital leases (b)	8,493	9,573
Foreign bank borrowings (c)	—	—

Total debt	212,236	213,426
Less: current portion	2,522	2,475

Long-term debt	$209,714	$210,951

(a)	Credit Facility

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

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The Company had weighted average borrowings under the credit facility of zero and $36.5 million, with a weighted average interest rate of 2.7% during the three months ended April 30, 2015. The Company had weighted average borrowings under the credit facility of approximately $41,000 and $41.6 million, with a weighted average interest rate of 3.4% and 2.7% during the six months ended April 30, 2016 and 2015, respectively. The sum of the eligible assets at April 30, 2016 and October 31, 2015 supported a borrowing base of $148.2 million and $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $4.1 million and $2.9 million at April 30, 2016 and October 31, 2015, respectively. Availability at April 30, 2016 and October 31, 2015 under the credit facility was $144.1 million and $147.1 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

Excess Availability (as defined therein) under the credit facility ranged from $132.9 million to $144.1 million during the six months ended April 30, 2016 and from $86.2 million to $143.6 million during the six months ended April 30, 2015.

During the six months ended April 30, 2016, the Company has incurred and capitalized $0.5 million of fees related to Amendment No. 2. These fees, along with the unamortized fees of $0.3 million paid to the lenders that were party to the base credit facility, are being amortized on a straight line basis over 36 months, the revised term of the credit facility.

(b)	Capital leases

From time to time, the Company enters into capital leases for certain of its machinery and equipment. The interest rates on the capital leases at April 30, 2016 range from 3.5% to 4.5%, with a weighted average interest rate of 3.7%. As a result of the capital lease treatment, the equipment is included as a component of property, plant and equipment in the Company’s consolidated balance sheet and is depreciated in accordance with the Company’s depreciation policy.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
Remainder of 2016	$1,330
2017	2,495
2018	2,479
2019	2,261
2020	469
Thereafter	64

Total minimum lease payments	9,098
Less: Amounts representing interest	605

Present value of minimum lease payments	8,493
Less: Current portion of obligations under capital leases	2,295

Long-term portion of obligations under capital leases	$6,198

(c)	Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at April 30, 2016 and October 31, 2015. Availability under the Canadian credit facility at April 30, 2016 and October 31, 2015 was $5.0 million in Canadian dollars or US$4.0 million and US$3.8 million, respectively.

As of April 30, 2016, principal payments on all debt outstanding required during each of the next five fiscal years and thereafter are as follows:

	(in thousands)
	Debt	Capital leases	Total
Remainder of 2016	$112	$1,173	$1,285
2017	232	2,264	2,496
2018	242	2,333	2,575
2019	200,252	2,199	202,451
2020	261	460	721
Thereafter	2,644	64	2,708

	$203,743	$8,493	$212,236

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

Fair Value

The carrying value and fair value of the Company’s fixed rate debt at April 30, 2016 and October 31, 2015 are as follows:

	April 30, 2016		October 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$204,750	$200,000	$206,750
Mortgage loan note (a)	2,909	2,909	2,974	2,974
Pennsylvania industrial loan	834	834	879	879
Capital leases	8,493	8,493	9,573	9,573

Total	$212,236	$216,986	$213,426	$220,176

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

(5) ACCRUED EXPENSES

At April 30, 2016 and October 31, 2015, accrued expenses consist of the following:

	April 30, 2016	October 31, 2015
	(in thousands)
Payroll and employee related	$7,071	$12,799
Customer rebates	6,999	8,952
Interest	688	688
Accrued income taxes	8,749	3,326
Accrual for performance units	2,996	5,451
Other (A)	10,372	9,179

Accrued expenses	$36,875	$40,395

(A)	No individual item exceeded 5% of current liabilities.

(6) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan that provides for the granting of stock options, performance units, restricted stock and other awards to officers, directors and key employees of the Company. At April 30, 2016,

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

169,848 shares were available to be issued under the AEP Industries Inc. 2013 Omnibus Incentive Plan (the “2013 Plan”).

Total share-based compensation (income) expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$(180)	$267	$289	$483
Selling expense	(182)	210	196	436
General and administrative expense	(217)	614	812	1,498

Total	$(579)	$1,091	$1,297	$2,417

Stock Options

There were no options granted during the six months ended April 30, 2016 or 2015.

The following table summarizes the Company’s stock options as of April 30, 2016, and changes during the six months ended April 30, 2016:

	2005 Option Plan		Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2015 (50,400 options exercisable)	56,000		$29.98	$17.07-42.60	3.7	$2,801
Exercised	(7,200	)(a)	$33.81	$33.67-33.84

Options outstanding at April 30, 2016	48,800		$29.41	$17.07-42.60	3.5	$1,572

Vested and expected to vest at April 30, 2016	48,800		$29.41		3.5	$1,572

Exercisable at April 30, 2016	46,800		$29.23		3.4	$1,516

(a)	Includes 2,000 options exercised at an exercise price of $33.84 per option and 1,200 options exercised at an exercise price of $33.67 per option for which an aggregate of 1,293 shares of common stock of the Company were tendered to the Company by the holders of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

The table below presents information related to stock option activity for the three and six months ended April 30, 2016 and 2015:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Total intrinsic value of stock options exercised	$61	$367	$314	$439
Total fair value of stock options vested	$54	$80	$54	$80

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and six months ended April 30, 2016 was approximately $11,000 and $25,000, respectively and approximately $18,000 and $38,000 for the three and six months ended April 30, 2015, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended April 30, 2016 and 2015, respectively. For the three and six months ended April 30, 2016, there was no excess tax benefits recognized resulting from share-based compensation awards. For the three and six months ended April 30, 2015, there was $1.1 million in excess tax benefits recognized resulting from share-based compensation awards which reduced taxes otherwise payable. The excess benefit is recorded as additional paid in capital at each of April 30, 2016 and October 31, 2015.

As of April 30, 2016, there was approximately $29,000 of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at April 30, 2016 and changes during the six months ended April 30, 2016 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2015	5,600	$15.33
Vested	(3,600)	$15.08

Non-vested at April 30, 2016	2,000	$15.79

Performance Units

Total share-based compensation (income) expense related to the Company’s performance units (“Units”) was $(0.7) million and $1.1 million for the three and six months ended April 30, 2016, respectively, and $1.0 million and $2.2 million for the three and six months ended April 30, 2015, respectively. At April 30, 2016 and October 31, 2015, there was $3.0 million and $5.5 million in accrued expenses, respectively, and $2.1 million and $4.3 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY (Continued)

The following table summarizes the Units as of April 30, 2016, and changes during the six months ended April 30, 2016:

	2005 Option Plan	2013 Option Plan	Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2015	83,102	145,497	228,599	$0.00	1.6	$18,288
Units granted	—	40,257	40,257	$0.00
Units exercised	(43,016)	(32,057)	(75,073)	$0.00		$5,820
Units forfeited or cancelled	(600)	(2,000)	(2,600)

Units outstanding at April 30, 2016	39,486	151,697	191,183	$0.00	2.0	$11,783

Vested and expected to vest at April 30, 2016	39,486	145,697	185,183	$0.00	2.0	$11,413

Exercisable at April 30, 2016	—	—	—			$—

During the six months ended April 30, 2016, the Company paid $3.5 million in cash and issued 860 shares of its common stock, in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first six months of fiscal 2016. During the six months ended April 30, 2015, the Company paid $1.6 million in cash and issued 867 shares of its common stock, in each case net of withholdings, in settlement of the vesting of certain Units occurring during the first six months of fiscal 2015.

The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of Units (for those employees who elected shares) during fiscal 2016 and 2015 was made from new shares.

Restricted Stock

Each non-employee director receives an annual restricted stock award with a grant date fair value of $55,000 under the 2013 Plan (4,380 shares and 4,745 shares granted, in aggregate, on April 12, 2016 and April 14, 2015, respectively). Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for each of the three and six months ended April 30, 2016 and April 30, 2015 was approximately $69,000 and $137,000, respectively. As of April 30, 2016, there was $0.3 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over 11 months.

(7) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of flexible plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended April 30, 2016
	United States	Canada	Total
	(in thousands)
Sales—external customers	$255,858	$17,304	$273,162
Intercompany sales	10,809	—	10,809
Gross profit	51,537	2,545	54,082
Operating income	25,213	901	26,114

	For the Three Months Ended April 30, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$267,385	$18,337	$285,722
Intercompany sales	11,320	—	11,320
Gross profit	47,087	2,729	49,816
Operating income	19,934	909	20,843

	For the Six Months Ended April 30, 2016
	United States	Canada	Total
	(in thousands)
Sales—external customers	$496,136	$30,579	$526,715
Intercompany sales	18,524	—	18,524
Gross profit	92,892	4,917	97,809
Operating income	41,267	1,618	42,885

	For the Six Months Ended April 30, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$528,432	$32,729	$561,161
Intercompany sales	19,128	—	19,128
Gross profit	77,206	5,174	82,380
Operating income	24,834	1,582	26,416

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Net sales by product line are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Custom films	$80,252	$86,895	$159,062	$174,353
Stretch (pallet) wrap	80,655	82,951	155,133	164,477
Food contact	40,380	39,894	79,314	80,444
Canliners	35,383	34,124	68,153	68,085
PROformance Films®	13,302	15,968	25,538	32,779
Printed and converted films	7,797	8,996	13,146	14,182
Other products and specialty films	15,393	16,894	26,369	26,841

Total	$273,162	$285,722	$526,715	$561,161

(8) COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases	Sublease Income
	(in thousands)
Remainder of 2016	$3,306	$27
2017	6,736	47
2018	5,539	21
2019	3,906	—
2020	2,738	—
Thereafter	8,446	—

Total minimum lease payments	$30,671	$95

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

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are PE and PVC resins, which combined total approximately 99% of our total plastic resin purchases by volume for the six months ended April 30, 2016. The three month simple average prices per pound, as published by Chem Data, were as follows:

	Polyethylene Butene Film		PVC
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
1st Quarter	$0.68	$0.82	$0.74	$0.87
2nd Quarter	0.69	0.73	0.76	0.76
3rd Quarter	—	0.78	—	0.77
4th Quarter	—	0.70	—	0.75

During the quarter ended April 30, 2016, PE suppliers were able to increase prices due to temporary supply disruptions, including planned maintenance activities, increase in oil prices and increased exports. However, we believe that the addition of significant new PE resin capacity starting at the end of 2016 will put downward pressure on resin prices.

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

The marketplace in which we sell our products is very competitive, and has become increasingly competitive in recent years as a result of adverse economic circumstances straining the resources of our customers, distributors and suppliers. In recent years, we have implemented cost-reduction initiatives and invested in machinery and equipment to take advantage of automation, control labor costs and increase efficiency to meet the challenges of a volatile economic environment, as well as take advantage of opportunities in the marketplace. We are limited, however, in our ability to reduce costs that are fixed in nature.

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
Quality control costs
Purchasing and receiving costs
Any inventory adjustments, including LIFO adjustments Impairment charges on machinery and equipment
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

Results of Operations—Second Quarter of Fiscal 2016 Compared to Second Quarter of Fiscal 2015

The following table presents unaudited selected financial data for the three months ended April 30, 2016 and 2015 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended
	April 30, 2016		April 30, 2015		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$273,162	$1.12	$285,722	$1.21	(4.4)%	$(12,560)
Gross profit	54,082	0.22	49,816	0.21	8.6%	4,266
Operating expenses:
Delivery	11,608	0.05	11,974	0.05	(3.1)%	(366)
Selling	9,336	0.04	9,150	0.04	2.0%	186
General and administrative	7,024	0.03	7,849	0.03	(10.5)%	(825)

Total operating expenses	$27,968	$0.12	$28,973	$0.12	(3.5)%	$(1,005)

Pounds sold		243,324 lbs.		236,014 lbs.

Net Sales

The decrease in net sales for the three months ended April 30, 2016 as compared to the prior year comparable period was the result of a 7% decrease in average selling prices, primarily due to the pass through of lower resin costs negatively affecting net sales by $19.5 million, partially offset by a 3% increase in sales volume positively affecting net sales by $8.2 million. The second quarter of fiscal 2016 also included a $1.3 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $2.5 million increase in the LIFO reserve during the second quarter of fiscal 2016 versus a $6.6 million decrease in the LIFO reserve during the second quarter of fiscal 2015, representing an increase of $9.1 million year-over-year. Excluding the impact of the LIFO reserve change during the current year quarter compared to the prior year quarter, gross profit increased $13.4 million primarily resulting from improved material margins and increased volumes sold, partially offset by an asset impairment charge of $0.7 million and an increase in the provision related to employee cash performance incentives of $0.6 million. The asset impairment charge in the second quarter of fiscal 2016 relates to the poor performance of a new machine, currently in litigation, and is in addition to the $1.2 million charge in the fourth quarter of fiscal 2015 for such machine; such machine is now fully impaired.

Operating Expenses

Operating expenses decreased $1.0 million during the second quarter of fiscal 2016 versus the second quarter of fiscal 2015 primarily due to lower fuel costs during the comparable periods, a decrease in bad debt expense of $1.9 million primarily due to a customer’s bankruptcy filing in the prior year period, and a decrease in share-based compensation expense associated with our performance units of $1.2 million, partially offset by an increase in the provision related to employee cash performance incentives of $1.3 million.

Interest Expense

Interest expense for the three months ended April 30, 2016 decreased $0.1 million as compared to the prior year period primarily resulting from lower average borrowings on our credit facility as compared to the prior year period.

Income Tax Provision

The provision for income taxes for the three months ended April 30, 2016 was $7.4 million on income before the provision for income taxes of $21.2 million. The difference between our effective tax rate of 34.9 percent for the three months ended April 30, 2016 and the U.S. statutory tax rate of 35.0 percent primarily relates to net permanent differences (-3.7%), partially offset by the provision for state taxes in the United States, net of federal provision (+3.6%).

The provision for income taxes for the three months ended April 30, 2015 was $5.1 million on income before the provision for income taxes of $16.2 million. The difference between our effective tax rate of 31.2 percent for the three months ended April 30, 2015 and the U.S. statutory tax rate of 35.0 percent, primarily relates to net permanent differences (-6.9%), partially offset by the provision for state taxes in the United States, net of federal provision (+3.4%).

Results of Operations—First Six Months of Fiscal 2016 Compared to First Six Months of Fiscal 2015

The following table presents unaudited selected financial data for the six months ended April 30, 2016 and 2015 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Six Months Ended
	April 30, 2016		April 30, 2015		% increase/ (decrease) of $
	$	$ Per lb. sold	$	$ Per lb. sold		$ increase/ (decrease)
	(in thousands, except for per pound data)
Net sales	$526,715	$1.13	$561,161	$1.25	(6.1)%	$(34,446)
Gross profit	97,809	0.21	82,380	0.18	18.7%	15,429
Operating expenses:
Delivery	22,582	0.05	23,591	0.05	(4.3)%	(1,009)
Selling	18,315	0.04	17,753	0.04	3.2%	562
General and administrative	14,027	0.03	14,620	0.03	(4.1)%	(593)

Total operating expenses	$54,924	$0.12	$55,964	$0.12	(1.9)%	$(1,040)

Pounds sold		466,699 lbs.		450,400 lbs.

Net Sales

The decrease in net sales for the six months ended April 30, 2016 as compared to the prior year comparable period was the result of a 9% decrease in average selling prices, primarily due to the pass through of lower resin costs negatively affecting net sales by $49.3 million, partially offset by a 4% increase in sales volume positively affecting net sales by $18.5 million. The first six months of fiscal 2016 also included a $3.6 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $1.9 million decrease in the LIFO reserve during the first six months of fiscal 2016 versus a $16.0 million decrease in the LIFO reserve during the first six months of fiscal 2015, representing an increase of $14.1 million year-over-year. Excluding the impact of the LIFO reserve change during the first six months of fiscal 2016 compared to the first six months of fiscal 2015, gross profit increased $29.5 million primarily resulting from improved material margins, increased volumes sold, and a decrease in share-based compensation expense associated with our performance units of $0.2 million, partially offset by an asset impairment charge of $0.7 million and an increase in the provision related to employee cash performance incentives of $0.6 million. The asset impairment charge during the first six months of fiscal 2016 relates to the poor performance of a new machine, currently in litigation, and is in addition to the $1.2 million charge in the fourth quarter of fiscal 2015 for such machine; such machine is now fully impaired.

Operating Expenses

Operating expenses decreased $1.0 million during the first six months of fiscal 2016 versus the first six months of fiscal 2015 primarily due to lower fuel costs during the comparable periods, a decrease in bad debt expense of $1.9 million primarily due to a customer’s bankruptcy filing in the prior year period and a $0.9 million decrease in share-based compensation expense associated with our performance units, partially offset by an increase in the provision related to employee cash performance incentives of $1.3 million. The current year period also included a $0.4 million positive impact of foreign exchange related to our Canadian operations.

Interest Expense

Interest expense for the six months ended April 30, 2016 decreased $0.5 million as compared to the prior year period primarily resulting from lower average borrowings on our credit facility as compared to the prior year period.

Income Tax Provision

The provision for income taxes for the six months ended April 30, 2016 was $11.6 million on income before the provision for income taxes of $33.3 million. The difference between our effective tax rate of 34.9 percent for the six months ended April 30, 2016 and the U.S. statutory tax rate of 35.0 percent primarily relates to net permanent differences (-3.6%) and to the differential in the U.S and Canadian statutory rates (-0.1%), partially offset by the provision for state taxes in the United States, net of federal provision (+3.6%).

The provision for income taxes for the six months ended April 30, 2015 was $5.2 million on income before the provision for income taxes of $16.8 million. The difference between our effective tax rate of 31.1 percent for the six months ended April 30, 2015 and the U.S. statutory tax rate of 35.0 percent, primarily relates to net permanent differences (-6.8%), partially offset by the provision for state taxes in the United States, net of federal provision (+3.4%).

Key Operating Performance Indicator—Adjusted EBITDA

Management believes Adjusted EBITDA is a key operating performance indicator for the Company. Adjusted EBITDA for the three and six months ended April 30, 2016 was $35.4 million and $57.0 million, respectively, and for the three and six months ended April 30, 2015 was $23.1 million and $29.6 million, respectively.

We define Adjusted EBITDA as net income (loss) before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, other non-operating income (expense), net and share-based compensation expense (income). We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), other non-operating items and share-based compensation. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. The Company further emphasizes the importance of Adjusted EBITDA as an operating performance measure by utilizing a similarly defined metric as the sole performance measure in its annual bonus plan and performance unit program. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	April YTD Fiscal 2016	April YTD Fiscal 2015
	(in thousands)
Net income	$13,780	$11,128	$21,675	$11,604
Provision for taxes	7,389	5,053	11,619	5,234
Interest expense	4,583	4,719	9,112	9,635
Depreciation and amortization expense	7,320	7,716	14,685	16,730
Increase (decrease) in LIFO reserve	2,544	(6,599)	(1,894)	(15,961)
Other non-operating expense (income), net	362	(57)	479	(57)
Share-based compensation	(579)	1,091	1,297	2,417

Adjusted EBITDA	$35,399	$23,051	$56,973	$29,602

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

We believe we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of April 30, 2016, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $177.5 million, compared with $193.3 million at the end of fiscal 2015. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $148.1 million at April 30, 2016.

Our working capital amounted to $142.8 million at April 30, 2016 compared to $121.7 million at October 31, 2015. We used the LIFO method for determining the cost of approximately 88% of our total inventories at April 30, 2016. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $159.0 million and $139.8 million at April 30, 2016 and October 31, 2015, respectively. During the six months ended April 30, 2016, the LIFO reserve decreased $1.9 million to $16.2 million primarily as a result of decreased resins costs. Despite the likely negative effects on our results of operations and our financial condition during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures and dividends for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the six months ended April 30, 2016 and 2015:

	For the Six Months Ended April 30,
	2016	2015
	(in thousands)
Total cash provided by (used in):
Operating activities	$27,521	$35,952
Investing activities	(8,292)	(6,366)
Financing activities	(4,852)	(28,235)
Effect of exchange rate changes on cash	201	(109)

Increase in cash and cash equivalents	$14,578	$1,242

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $34.7 million at April 30, 2016, as compared to $20.2 million at October 31, 2015. Cash provided by operating activities during the six months ended April 30, 2016 was $27.5 million, which includes net income of $21.7 million adjusted for non-cash items totaling $13.9 million primarily related to depreciation and amortization of $14.7 million and $1.3 million in share-based compensation partially offset by a decrease in LIFO reserve of $1.9 million and a change in deferred income taxes of $1.6 million. Cash provided by operating activities includes a $5.6 million increase in accounts payable primarily due to our increased investment in resin and finished goods at April 30, 2016 as compared to the prior year end and a $2.4 million decrease in accounts receivable primarily due to lower sales dollars in the second quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015. Cash used in operating activities includes an $8.8 million increase in inventories, excluding the non-cash effects of LIFO, primarily due to our increased investment in resin and a $6.4 million decrease in accrued expenses primarily as a result of incentive payments made to employees during the first quarter of fiscal 2016 which were accrued at October 31, 2015 and timing of payments related to customer annual rebates.

Investing Activities

Net cash used in investing activities during the six months ended April 30, 2016 was $8.3 million, resulting from capital expenditures during the period.

Financing Activities

Net cash used in financing activities during the six months ended April 30, 2016 was $4.9 million, resulting primarily from $2.0 million in payments of withholding taxes related to our performance units, $1.3 million of cash dividends paid, $1.1 million in principal payments on capital lease obligations and $0.5 million of fees paid and capitalized related to Amendment No. 2 to our credit facility.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at April 30, 2016 and October 31, 2015 under the credit facility was $144.1 million and $147.1 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at April 30, 2016 and October 31, 2015. Availability under the Canadian credit facility at April 30, 2016 and October 31, 2015 was $5.0 million Canadian dollars (US$4.0 million and US$3.8 million, respectively).

Please refer to Note 4 of the consolidated financial statements for further discussion of our debt, including Amendment No. 2 to the credit facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of April 30, 2016 are as follows:

	For the Years Ending October 31,
	Borrowings (1)	Interest on Fixed Rate Borrowings (2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2016	$112	$8,321	$1,330	$3,306	$13,069
2017	232	16,634	2,495	6,736	26,097
2018	242	16,625	2,479	5,539	24,885
2019	200,252	8,502	2,261	3,906	214,921
2020	261	105	469	2,738	3,573
Thereafter	2,644	169	64	8,446	11,323

Total	$203,743	$50,356	$9,098	$30,671	$293,868

(1)	Borrowings include $200.0 million aggregate principal amount of 2019 notes, a $2.9 million ten-year mortgage note due August 2022 related to the purchase of the Company’s corporate headquarters, and $0.8 million of a Pennsylvania industrial loan. See Note 4 of the consolidated financial statements for further discussion of our debt.
(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $12 million of capital expenditures during the remainder of fiscal 2016.

On April 20, 2016, the Company declared a quarterly cash dividend of $0.25 per share. A total dividend of $1.3 million was paid on May 17, 2016 to shareholders of record on May 2, 2016.

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

There were no material changes to our critical accounting policies during the six months ended April 30, 2016.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At April 30, 2016, the carrying value of our total debt was $212.2 million, all of which was fixed rate debt (2019 notes, mortgage note, capital leases and the Pennsylvania industrial loan). As of April 30, 2016, the estimated fair value of our 2019 notes, which had a carrying value of $200.0 million, was $204.8 million. As of April 30, 2016, the carrying value of our mortgage note, capital leases and the Pennsylvania industrial loan was $12.2 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

Floating rate debt at April 30, 2016 and October 31, 2015 totaled zero. Based on the average floating rate debt outstanding during the six months ended April 30, 2016 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in an immaterial change to interest expense for the six months ended April 30, 2016.

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

As of April 30, 2016, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AEP Industries Inc.

Dated: June 9, 2016	By:	/s/ J. BRENDAN BARBA
J. Brendan Barba Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: June 9, 2016	By:	/s/ PAUL M. FEENEY
Paul M. Feeney Executive Vice President, Finance and Chief Financial Officer (principal financial officer)