Form 10-Q
period 2016-07-31
AEP INDUSTRIES INC
filed 2016-09-09
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2016

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 6, 2016 was 5,113,801.

AEP INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2016	October 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,437	$20,167
Accounts receivable, less allowance for doubtful accounts of $5,541 and $5,432 in 2016 and 2015, respectively	103,802	104,930
Inventories, net	97,782	101,264
Deferred income taxes	3,587	3,606
Other current assets	3,207	3,288

Total current assets	271,815	233,255

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $427,642 and $406,258 in 2016 and 2015, respectively	184,748	193,993
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $3,324 and $2,931 in 2016 and 2015, respectively	3,088	3,481
OTHER ASSETS	2,871	2,605

Total assets	$469,393	$440,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,452	$2,475
Accounts payable	66,497	68,734
Accrued expenses	52,059	40,395

Total current liabilities	121,008	111,604
LONG-TERM DEBT	208,370	210,951
DEFERRED INCOME TAXES	20,032	21,750
OTHER LONG-TERM LIABILITIES	5,685	6,252

Total liabilities	355,095	350,557

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,248,896 and 11,237,749 shares issued in 2016 and 2015, respectively	112	112
Additional paid-in capital	115,405	114,963
Treasury stock at cost, 6,135,095 shares	(189,810)	(189,810)
Retained earnings	189,505	165,395
Accumulated other comprehensive loss	(914)	(1,012)

Total shareholders’ equity	114,298	89,648

Total liabilities and shareholders’ equity	$469,393	$440,205

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015
NET SALES	$283,689	$301,982	$810,404	$863,143
COST OF SALES	237,486	253,821	666,392	732,602

Gross profit	46,203	48,161	144,012	130,541
OPERATING EXPENSES:
Delivery	12,696	13,863	35,278	37,454
Selling	10,170	10,204	28,485	27,957
General and administrative	9,566	8,259	23,593	22,879

Total operating expenses	32,432	32,326	87,356	88,290

Operating income	13,771	15,835	56,656	42,251
OTHER (EXPENSE) INCOME:
Interest expense	(4,513)	(4,617)	(13,625)	(14,252)
Other, net	250	163	(229)	220

Income before provision for income taxes	9,508	11,381	42,802	28,219
PROVISION FOR INCOME TAXES	(3,239)	(4,814)	(14,858)	(10,048)

Net income	$6,269	$6,567	$27,944	18,171

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$1.23	$1.29	$5.47	$3.57

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$1.22	$1.28	$5.44	$3.56

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.25	—	$0.75	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015
Net income	$6,269	$6,567	$27,944	$18,171
Other comprehensive (loss) income:
Foreign currency translation adjustments	(258)	(588)	33	(1,088)
Amortization of prior service cost and actuarial net loss, net of tax of $8 and $9 for the three months ended July 31, 2016 and 2015 and $23 and $29 for the nine months ended July 31, 2016 and 2015, respectively	22	28	65	84

Total other comprehensive (loss) income	(236)	(560)	98	(1,004)

Comprehensive income	$6,033	$6,007	$28,042	$17,167

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,944	$18,171
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,054	24,148
Change in LIFO reserve	2,598	(12,348)
Amortization of debt fees	810	715
Provision for losses on accounts receivable and inventories	267	2,950
Change in deferred income taxes	(1,748)	(133)
Share-based compensation expense	4,191	3,328
Excess tax benefit from stock option exercises	—	(1,136)
Impairment on property, plant and equipment	662	—
Other	420	(40)
Changes in operating assets and liabilities:
Decrease in accounts receivable	940	8,168
Decrease in inventories	829	14,173
Decrease in other current assets	12	1,396
Increase in other assets	(379)	(12)
Decrease in accounts payable	(1,821)	(12,386)
Increase in accrued expenses	7,532	13,749
Increase in other long-term liabilities	35	25

Net cash provided by operating activities	64,346	60,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,485)	(10,021)

Net cash used in investing activities	(13,485)	(10,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on credit facility	—	(40,510)
Repayments of Pennsylvania industrial loan	(879)	(65)
Principal payments on capital lease obligations	(1,627)	(1,903)
Principal payments on mortgage loan note	(98)	(95)
Fees paid and capitalized related to amended credit facility	(528)	—
Proceeds from exercise of stock options	135	467
Dividends paid	(2,556)	—
Excess tax benefit from stock option exercises	—	1,136
Payments of withholding taxes on performance units	(2,036)	(733)

Net cash used in financing activities	(7,589)	(41,703)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2)	(443)

Net increase in cash	43,270	8,601
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,167	867

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,437	$9,468

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for interest	$8,612	$9,479

Cash paid during the period for income taxes	$8,205	$624

Cash dividend declared	$1,278	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AEP Industries Inc. and all of its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments necessary for the fair presentation of the consolidated financial position as of July 31, 2016, the consolidated results of operations and consolidated comprehensive income for the three and nine months ended July 31, 2016 and 2015, and the consolidated cash flows for the nine months ended July 31, 2016 and 2015, respectively, have been made. The consolidated results of operations for the three and nine months ended July 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1) BASIS OF PRESENTATION—(Continued)

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified guidance in ASU No. 2015-03 stating that the SEC would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. The guidance is required to be applied by the Company retrospectively beginning in the Company’s first quarter of fiscal 2017, but early adoption is permitted. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by the amounts classified as deferred costs related to the Company’s 8.25% senior notes due 2019 (approximately $1.7 million at July 31, 2016). The Company expects to continue to present those capitalized costs paid related to the Company’s credit facility (approximately $0.7 million at July 31, 2016) separately as deferred assets. The Company does not expect the updates to have any other effect on its consolidated financial statements.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2) EARNINGS PER COMMON SHARE AND CASH DIVIDENDS—(Continued)

The number of shares used in calculating basic and diluted earnings per share is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015
Weighted average common shares outstanding:
Basic	5,113,801	5,102,654	5,108,790	5,090,920
Effect of dilutive securities:
Options to purchase shares of common stock	26,676	20,077	27,152	19,145

Diluted	5,140,477	5,122,731	5,135,942	5,110,065

For each of the three and nine month periods ended July 31, 2016 and 2015, the Company had zero stock options outstanding that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods.

On January 13, 2016, the Company declared a quarterly cash dividend of $0.25 per share payable on February 16, 2016 to shareholders of record on February 1, 2016. The total dividend of $1.3 million was paid on February 16, 2016. On April 20, 2016, the Company declared a quarterly cash dividend of $0.25 per share payable on May 17, 2016 to shareholders of record on May 2, 2016. The total dividend of $1.3 million was paid on May 17, 2016. On July 20, 2016, the Company declared a quarterly cash dividend of $0.25 per share payable on August 16, 2016 to shareholders of record on August 1, 2016. The total dividend of $1.3 million is recorded in accrued expenses at July 31, 2016 and was paid on August 16, 2016.

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

Inventories are comprised of the following:

	July 31, 2016	October 31, 2015
	(in thousands)
Raw materials	$42,208	$47,593
Finished goods	71,276	66,484
Supplies	4,989	5,280

	118,473	119,357
Less: LIFO reserve	(20,691)	(18,093)

Inventories, net	$97,782	$101,264

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3) INVENTORIES—(Continued)

The LIFO method was used for determining the cost of approximately 88% and 89% of total inventories at July 31, 2016 and October 31, 2015, respectively. Due to the volatility of resin pricing, the interim LIFO calculations are based on actual inventory levels and current pricing, and are not necessarily indicative of the valuation under the LIFO method at the end of the fiscal year. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(4) DEBT

A summary of the components of debt is as follows:

	July 31, 2016	October 31, 2015
	(in thousands)
Credit facility (a)	$—	$—
8.25% senior notes due 2019	200,000	200,000
Pennsylvania industrial loan (b)	—	879
Mortgage loan note	2,876	2,974
Capital leases (c)	7,946	9,573
Foreign bank borrowings (d)	—	—

Total debt	210,822	213,426
Less: current portion	2,452	2,475

Long-term debt	$208,370	$210,951

(a) Credit Facility

On January 29, 2016, the Company entered into Amendment No. 2 to Second Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender, and the other financial institution party thereto, as lender (“Amendment No. 2”), which amended the Company’s Second Amended and Restated Loan and Security Agreement, dated February 22, 2012 (the “base credit facility”). As used herein “credit facility” refers to the base credit facility or as amended by Amendment No. 2 as the context requires. The maximum borrowing amount remains the same at $150.0 million with a maximum for letters of credit of $20.0 million. The maturity date of the credit facility was extended from February 21, 2017 to February 1, 2019.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) DEBT—(Continued)

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

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The Company had weighted average borrowings under the credit facility of zero and $16.4 million during the three months ended July 31, 2016 and 2015, respectively, with a weighted average interest rate of 3.3% during the three months ended July 31, 2015. The Company had weighted average borrowings under the credit facility of approximately $27,000 and $33.1 million, with a weighted average interest rate of 3.4% and 2.8% during the nine months ended July 31, 2016 and 2015, respectively. The sum of the eligible assets at July 31, 2016 and October 31, 2015 supported a borrowing base of $150.0 million. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $4.1 million and $2.9 million at July 31, 2016 and October 31, 2015, respectively. Availability at July 31, 2016 and October 31, 2015 under the credit facility was $145.9 million and $147.1 million, respectively. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

Excess Availability (as defined therein) under the credit facility ranged from $132.9 million to $145.9 million during the nine months ended July 31, 2016 and from $86.2 million to $147.1 million during the nine months ended July 31, 2015.

During the nine months ended July 31, 2016, the Company incurred and capitalized $0.5 million of fees related to Amendment No. 2. These fees, along with the unamortized fees of $0.3 million paid to the lenders that were party to the base credit facility, are being amortized on a straight line basis over 36 months, the revised term of the credit facility.

(b) Pennsylvania industrial loan

On June 30, 2016, the Company repaid in full the $0.8 million remaining balance of the amortizing fixed rate 4.75% loan that was due November 1, 2023. This loan was obtained in connection with the Company’s expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility.

(c) Capital leases

From time to time, the Company enters into capital leases for certain of its machinery and equipment. The interest rates on the capital leases at July 31, 2016 range from 3.5% to 4.5%, with a weighted average interest rate of 3.7%. As a result of the capital lease treatment, the equipment is included as a component of property, plant and equipment in the Company’s consolidated balance sheet and is depreciated in accordance with the Company’s depreciation policy.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) DEBT—(Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ending October 31,	Capital Leases
(in thousands)
Remainder of 2016	$706
2017	2,495
2018	2,479
2019	2,261
2020	469
Thereafter	64

Total minimum lease payments	8,474
Less: Amounts representing interest	528

Present value of minimum lease payments	7,946
Less: Current portion of obligations under capital leases	2,317

Long-term portion of obligations under capital leases	$5,629

(d) Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at July 31, 2016 and October 31, 2015. Availability under the Canadian credit facility at July 31, 2016 and October 31, 2015 was $5.0 million in Canadian dollars or US$3.8 million.

As of July 31, 2016, principal payments on all debt outstanding required during each of the next five fiscal years and thereafter are as follows:

		(in thousands)
	Debt	Capital leases	Total
Remainder of 2016	$33	$626	$659
2017	136	2,264	2,400
2018	141	2,333	2,474
2019	200,146	2,199	202,345
2020	151	460	611
Thereafter	2,269	64	2,333

	$202,876	$7,946	$210,822

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) DEBT—(Continued)

Fair Value

The carrying value and fair value of the Company’s fixed rate debt at July 31, 2016 and October 31, 2015 are as follows:

	July 31, 2016		October 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$200,000	$202,500	$200,000	$206,750
Mortgage loan note (a)	2,876	2,876	2,974	2,974
Pennsylvania industrial loan	—	—	879	879
Capital leases	7,946	7,946	9,573	9,573

Total	$210,822	$213,322	$213,426	$220,176

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

(5) ACCRUED EXPENSES

At July 31, 2016 and October 31, 2015, accrued expenses consist of the following:

	July 31, 2016	October 31, 2015
	(in thousands)
Payroll and employee related	$12,160	$12,799
Customer rebates	8,600	8,952
Interest	4,812	688
Accrued income taxes	11,694	3,326
Accrual for performance units	4,517	5,451
Other (A)	10,276	9,179

Accrued expenses	$52,059	$40,395

(A)	No individual item exceeded 5% of current liabilities.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY

Share-Based Compensation

The Company has a share-based plan that provides for the granting of stock options, performance units, restricted stock and other awards to officers, directors and key employees of the Company. At July 31, 2016, 169,848 shares were available to be issued under the AEP Industries Inc. 2013 Omnibus Incentive Plan (the “2013 Plan”).

Total share-based compensation expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$605	$232	$894	$715
Selling expense	504	177	700	613
General and administrative expense	1,785	502	2,597	2,000

Total	$2,894	$911	$4,191	$3,328

Stock Options

There were no options granted during the nine months ended July 31, 2016 or 2015.

The following table summarizes the Company’s stock options as of July 31, 2016, and changes during the nine months ended July 31, 2016:

	2005 Option Plan		Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2015 (50,400 options exercisable)	56,000		$29.98	$17.07-42.60	3.7	$2,801
Exercised	(7,200	) (a)	$33.81	$33.67-33.84
Options outstanding at July 31, 2016	48,800		$29.41	$17.07-42.60	3.2	$2,491

Vested and expected to vest at July 31, 2016	48,800		$29.41		3.2	$2,491

Exercisable at July 31, 2016	46,800		$29.23		3.1	$2,397

(a)	Includes 2,000 options exercised at an exercise price of $33.84 per option and 1,200 options exercised at an exercise price of $33.67 per option for which an aggregate of 1,293 shares of common stock of the Company were tendered to the Company by the holders of the stock options for the payment of the exercise price of these options.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY—(Continued)

The table below presents information related to stock option activity for the three and nine months ended July 31, 2016 and 2015:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Total intrinsic value of stock options exercised	$—	$—	$314	$439
Total fair value of stock options vested	$—	$—	$54	$80

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and nine months ended July 31, 2016 was approximately $8,000 and $33,000, respectively and approximately $13,000 and $51,000 for the three and nine months ended July 31, 2015, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended July 31, 2016 and 2015, respectively. For the three and nine months ended July 31, 2016, there was no excess tax benefits recognized resulting from share-based compensation awards. For the three and nine months ended July 31, 2015, there was zero and $1.1 million, respectively, in excess tax benefits recognized resulting from share-based compensation awards which reduced taxes otherwise payable. The excess benefit is recorded as additional paid in capital at each of July 31, 2016 and October 31, 2015.

As of July 31, 2016, there was approximately $21,000 of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 0.7 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at July 31, 2016 and changes during the nine months ended July 31, 2016 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2015	5,600	$15.33
Vested	(3,600)	$15.08

Non-vested at July 31, 2016	2,000	$15.79

Performance Units

Total share-based compensation expense related to the Company’s performance units (“Units”) was $2.8 million and $4.0 million for the three and nine months ended July 31, 2016, respectively, and $0.8 million and $3.1 million for the three and nine months ended July 31, 2015, respectively. At July 31, 2016 and October 31, 2015, there was $4.5 million and $5.5 million in accrued expenses, respectively, and $3.4 million and $4.3 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(6) SHAREHOLDERS’ EQUITY—(Continued)

The following table summarizes the Units as of July 31, 2016, and changes during the nine months ended July 31, 2016:

	2005 Option Plan	2013 Option Plan	Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2015	83,102	145,497	228,599	$0.00	1.6	$18,288
Units granted	—	40,257	40,257	$0.00
Units exercised	(43,016)	(32,057)	(75,073)	$0.00		$5,820
Units forfeited or cancelled	(600)	(2,000)	(2,600)

Units outstanding at July 31, 2016	39,486	151,697	191,183	$0.00	1.8	$15,383

Vested and expected to vest at July 31, 2016	39,486	145,697	185,183	$0.00	1.7	$14,900

Exercisable at July 31, 2016	—	—	—			$—

During the nine months ended July 31, 2016, the Company paid $3.5 million in cash and issued 860 shares of its common stock, in each case net of withholdings, in settlement of the vesting of certain Units occurring during the nine months of fiscal 2016. During the nine months ended July 31, 2015, the Company paid $1.6 million in cash and issued 867 shares of its common stock, in each case net of withholdings, in settlement of the vesting of certain Units occurring during the nine months of fiscal 2015.

The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of Units (for those employees who elected shares) during fiscal 2016 and 2015 was made from new shares.

Restricted Stock

Each non-employee director receives an annual restricted stock award with a grant date fair value of $55,000 under the 2013 Plan (4,380 shares and 4,745 shares granted, in aggregate, on April 12, 2016 and April 14, 2015, respectively). Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for each of the three and nine months ended July 31, 2016 and 2015 was approximately $69,000 and $206,000, respectively. As of July 31, 2016, there was $0.2 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over 8 months.

(7) SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are conducted within one business segment—the production, manufacture and distribution of flexible plastic packaging products, primarily for the food/beverage, industrial and agricultural markets. The Company operates in the United States and Canada.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(7) SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Operating income includes all costs and expenses directly related to the geographical area.

	For the Three Months Ended July 31, 2016
	United States	Canada	Total
	(in thousands)
Sales—external customers	$265,183	$18,506	$283,689
Intercompany sales	10,358	—	10,358
Gross profit	43,226	2,977	46,203
Operating income	12,485	1,286	13,771

	For the Three Months Ended July 31, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$282,107	$19,875	$301,982
Intercompany sales	11,878	—	11,878
Gross profit	45,144	3,017	48,161
Operating income	15,383	452	15,835

	For the Nine Months Ended July 31, 2016
	United States	Canada	Total
	(in thousands)
Sales—external customers	$761,319	$49,085	$810,404
Intercompany sales	28,882	—	28,882
Gross profit	136,118	7,894	144,012
Operating income	53,752	2,904	56,656

	For the Nine Months Ended July 31, 2015
	United States	Canada	Total
	(in thousands)
Sales—external customers	$810,539	$52,604	$863,143
Intercompany sales	31,006	—	31,006
Gross profit	122,350	8,191	130,541
Operating income	40,217	2,034	42,251

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(7) SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Net sales by product line are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Custom films	$85,854	$91,759	$244,916	$266,112
Stretch (pallet) wrap	80,645	88,658	235,778	253,135
Food contact	44,944	42,513	124,258	122,957
Canliners	37,715	38,990	105,868	107,075
PROformance Films®	13,732	16,641	39,270	49,420
Printed and converted films	9,679	9,904	22,825	24,086
Other products and specialty films	11,120	13,517	37,489	40,358

Total	$283,689	$301,982	$810,404	$863,143

(8) COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases	Sublease Income
	(in thousands)
Remainder of 2016	$2,005	$13
2017	7,926	47
2018	6,735	21
2019	5,008	—
2020	3,617	—
Thereafter	9,056	—

Total minimum lease payments	$34,347	$81

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

(9) SUBSEQUENT EVENT

On August 24, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berry Plastics Group, Inc., a Delaware corporation (“Parent”), Berry Plastics Corporation, a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Holdings”), Berry Plastics Acquisition Corporation XVI, a Delaware corporation and a direct, wholly owned subsidiary of Holdings (“Merger Sub”), and Berry Plastics Acquisition Corporation XV, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Holdings (“Merger Sub LLC”), providing for (i) the merger of Merger Sub with and into the

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) SUBSEQUENT EVENT—(Continued)

Company (the “First-Step Merger”), with the Company surviving the First-Step Merger, and, (ii) thereafter, the merger of the Company with and into Merger Sub LLC (the “Second-Step Merger” and, together with the First-Step Merger, the “Integrated Mergers”), with Merger Sub LLC surviving as a wholly owned subsidiary of Holdings. In the Integrated Mergers, each share of common stock of the Company will be converted into the right to receive, at the stockholder’s election, $110 in cash (the “Cash Consideration”) or 2.5011 shares (the “Exchange Ratio”) of Parent common stock (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”), subject to the terms and conditions set forth in the Merger Agreement. The Merger Consideration in the Integrated Mergers will be prorated as necessary to ensure that 50% of the total outstanding shares of the Company entitled to receive Merger Consideration will be exchanged for cash and 50% of such shares will be exchanged for Parent common stock. Upon completion of the Integrated Merger, the Company’s stockholders are expected to hold approximately 5% of the shares of common stock of Parent on a fully diluted basis. The transaction value is likely to change until closing due to fluctuations in the price of Parent common stock and is also subject to anti-dilution protection in limited circumstances as provided in the Merger Agreement.

The transaction is subject to approval by the Company’s stockholders, regulatory approvals and other customary closing conditions. Many of these conditions are outside the Company’s control, and it cannot provide any assurance as to whether or when the Integrated Mergers will be consummated or whether the Company’s stockholders will realize the anticipated benefits of completing the Integrated Mergers. Also, if the Integrated Mergers do not receive timely regulatory approval or if an event occurs that delays or prevents the Integrated Mergers, such delay or failure to complete the Integrated Mergers may cause uncertainty and other negative consequences that may materially and adversely affect the Company’s business, financial position and results of operations.

The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company in certain circumstances to terminate the Merger Agreement and accept a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated (i) by either party because the stockholders of the Company fail to adopt the Merger Agreement or (ii) by Parent as a result of fraud or willful and material breach of any covenant, agreement, representation or warranty of the Merger Agreement by the Company, then in the case of either clause (i) or (ii), the Company will be required to pay the documented expenses of Parent, Holdings, Merger Sub, Merger Sub LLC and their affiliates up to $5 million. In addition, the Company will be required to pay Parent a termination fee equal to $20 million if the Merger Agreement is terminated under certain circumstances, including by the Company to enter into an acquisition agreement that constitutes a Superior Proposal or because the Company’s board of directors adversely changed its recommendation to stockholders to vote in favor of the Integrated Mergers or took certain other related adverse actions. The Company also would be required to pay Parent a termination fee equal to $20 million if the Merger Agreement is terminated due to either the failure to obtain approval of the Company’s stockholders or the conditions to close were not satisfied before the End Date (as defined in the Merger Agreement), and an alternative acquisition proposal is consummated within 12 months of the termination, subject to certain conditions. Further, if the Merger Agreement is terminated by the Company as a result of fraud or willful and material breach of any covenant, agreement, representation, warranty of the Merger Agreement by Parent, Parent will be required to pay the documented expenses of the Company and its affiliates up to $5 million. The Merger Agreement also provides that either party may specifically enforce the other party’s obligations under the Merger Agreement.

Per the Merger Agreement, prior to completion of the Integrated Mergers, there are certain restrictions on our ability to pay dividends. Management does not expect the restrictions to have an impact on our ability to pay dividends at the current level for the foreseeable future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facilities, the anticipated pricing in resin markets, our ability to maintain or increase sales and profits of our operations (including our attempt to drive future costs out of our business), the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs, the expected closing of the Integrated Mergers and our intention to issue quarterly dividends. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the timing and completion, in part or full, of the significant capacity increase by North American resin producers in future years and its impact on future resin pricing; the ability to manage resin price volatility, including passing raw material price increases to customers in full or in a timely fashion; delayed purchases by certain customers during periods when resin prices are expected to decrease in the near term; the availability of raw materials; competition in existing and future markets; disruptions in the global economic and financial market environment; resin price reductions leading to the utilization of LIFO reserves and resulting in the payment of additional taxes in cash; limited contractual relationships with customers; Board discretion to pay future dividends; future cash flows, liquidity, contractual and legal restrictions related thereto; that the Integrated Mergers may not be consummated in a timely manner or at all; the failure to complete the Integrated Mergers could negatively impact the stock price and the future business and financial results of the Company; that the definitive Merger Agreement may be terminated in circumstances that require the Company to pay Parent a termination fee of $20 million and/or reimbursement of its expenses of up to $5 million; the diversion of management’s attention from the Company’s ongoing business operations to the closing of the Integrated Mergers; the effect of the announcement of the Integrated Mergers on the Company’s business relationships (including, without limitation, customers and suppliers), operating results and business generally; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Part II, Item 1A “Risk Factors” in this Form 10-Q and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

On August 24, 2016, we entered into the Merger Agreement with Parent, Holdings, Merger Sub and Merger Sub LLC. The total fees and costs related to the Integrated Mergers may be material to our results of operations in fiscal 2016 and, subject to the timing of closing such Integrated Mergers, fiscal 2017. For further explanation, refer to Note 9 of the consolidated financial statements. The discussion below excludes any impact that may result from the Integrated Mergers.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are PE and PVC resins, which combined total approximately 99% of our total plastic resin purchases by volume for the nine months ended July 31, 2016. The three month simple average prices per pound, as published by Chem Data, were as follows:

	Polyethylene Butene Film		PVC
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
1st Quarter	$0.68	$0.82	$0.74	$0.87
2nd Quarter	0.69	0.73	0.76	0.76
3rd Quarter	0.73	0.78	0.80	0.77
4th Quarter	—	0.70	—	0.75

During the quarter ended July 31, 2016, PE resin costs increased due to temporary supply disruptions, including planned maintenance activities and some unexpected operating issues. There is a $0.05 increase in PE resin prices in the month of September which we believe, due to the unexpected operating issues, will be effective. We believe that the addition of significant new PE resin capacity starting at the end of calendar 2016 will put downward pressure on resin prices in fiscal 2017.

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

Results of Operations—Third Quarter of Fiscal 2016 Compared to Third Quarter of Fiscal 2015

The following table presents unaudited selected financial data for the three months ended July 31, 2016 and 2015 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Three Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2016		July 31, 2015
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$283,689	$1.14	$301,982	$1.19	(6.1)%	$(18,293)
Gross profit	46,203	0.19	48,161	0.19	(4.1)%	(1,958)
Operating expenses:
Delivery	12,696	0.05	13,863	0.06	(8.4)%	(1,167)
Selling	10,170	0.04	10,204	0.04	(0.3)%	(34)
General and administrative	9,566	0.04	8,259	0.03	15.8%	1,307

Total operating expenses	$32,432	$0.13	$32,326	$0.13	0.3%	$106

Pounds sold		249,039 lbs.		253,947 lbs.

Net Sales

The decrease in net sales for the three months ended July 31, 2016 as compared to the prior year comparable period was the result of a 4% decrease in average selling prices, primarily due to the pass through of lower resin costs negatively affecting net sales by $11.8 million and a 2% decrease in sales volume negatively affecting net sales by $5.6 million. Volume in the prior fiscal year third quarter benefited from customers’ buying in to an expected resin price increase while we believe customers in the current fiscal year third quarter delayed purchases in anticipation of a decrease in resin prices. The third quarter of fiscal 2016 also included a $0.9 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $4.5 million increase in the LIFO reserve during the third quarter of fiscal 2016 versus a $3.6 million increase in the LIFO reserve during the third quarter of fiscal 2015, representing an increase of $0.9 million year-over-year. Excluding the impact of the LIFO reserve change during the current year quarter compared to the prior year quarter, gross profit decreased $1.1 million primarily resulting from a decrease in volumes sold.

Operating Expenses

Operating expenses increased $0.1 million during the third quarter of fiscal 2016 versus the third quarter of fiscal 2015 primarily due to an increase in share-based compensation expense associated with our performance units of $1.6 million, partially offset by lower fuel costs of $0.6 million during the current year period and a decrease of $0.6 million in bad debt expense primarily due to a customer’s bankruptcy filing in the prior year period.

Interest Expense

Interest expense for the three months ended July 31, 2016 decreased $0.1 million as compared to the prior year period primarily resulting from lower average borrowings on our credit facility as compared to the prior year period.

Income Tax Provision

The provision for income taxes for the three months ended July 31, 2016 was $3.2 million on income before the provision for income taxes of $9.5 million. The difference between our effective tax rate of 34.1 percent for the three months ended July 31, 2016 and the U.S. statutory tax rate of 35.0 percent primarily relates to net permanent differences (-3.1%) and the differential in the U.S and Canadian statutory rates (-1.1%), partially offset by the provision for state taxes in the United States, net of federal provision (+3.3%).

The provision for income taxes for the three months ended July 31, 2015 was $4.8 million on income before the provision for income taxes of $11.4 million. The difference between our effective tax rate of 42.3 percent for the three months ended July 31, 2015 and the U.S. statutory tax rate of 35.0 percent primarily relates to net permanent differences (+4.3%) and the provision for state taxes in the United States, net of federal provision (+3.2%), partially offset by the differential in the U.S. and Canadian statutory rates (-0.2%).

Results of Operations—Nine Months of Fiscal 2016 Compared to Nine Months of Fiscal 2015

The following table presents unaudited selected financial data for the nine months ended July 31, 2016 and 2015 (dollars per pound sold is calculated by dividing the applicable consolidated statements of operations category by pounds sold in the period):

	For the Nine Months Ended				% increase/ (decrease) of $	$ increase/ (decrease)
	July 31, 2016		July 31, 2015
	$	$ Per lb. sold	$	$ Per lb. sold
	(in thousands, except for per pound data)
Net sales	$810,404	$1.13	$863,143	$1.23	(6.1)%	$(52,739)
Gross profit	144,012	0.20	130,541	0.19	10.3%	13,471
Operating expenses:
Delivery	35,278	0.05	37,454	0.05	(5.8)%	(2,176)
Selling	28,485	0.04	27,957	0.04	1.9%	528
General and administrative	23,593	0.03	22,879	0.04	3.1%	714

Total operating expenses	$87,356	$0.12	$88,290	$0.13	(1.1)%	$(934)

Pounds sold		715,738 lbs.		704,347 lbs.

Net Sales

The decrease in net sales for the nine months ended July 31, 2016 as compared to the prior year comparable period was the result of a 7% decrease in average selling prices, primarily due to the pass through of lower resin costs negatively affecting net sales by $61.2 million, partially offset by a 2% increase in sales volume positively affecting net sales by $13.0 million. The nine months of fiscal 2016 also included a $4.5 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $2.6 million increase in the LIFO reserve during the nine months of fiscal 2016 versus a $12.3 million decrease in the LIFO reserve during the nine months of fiscal 2015, representing an increase of $14.9 million year-over-year. Excluding the impact of the LIFO reserve change during the nine months of fiscal 2016 compared to the nine months of fiscal 2015, gross profit increased $28.4 million primarily resulting from improved material margins and increased volumes sold, partially offset by an asset impairment charge of $0.7 million. The asset impairment charge during the nine months of fiscal 2016 relates to the poor performance of a new machine, currently in litigation, and is in addition to the $1.2 million charge in the fourth quarter of fiscal 2015 for such machine; such machine was fully impaired as of July 31, 2016.

Operating Expenses

Operating expenses decreased $0.9 million during the nine months of fiscal 2016 versus the nine months of fiscal 2015 primarily due to a decrease in bad debt expense of $2.5 million primarily due to customers’ bankruptcy filings in the prior year period and lower fuel costs of $2.2 million during the current year period, partially offset by an increase in the provision related to employee cash performance incentives of $1.1 million and a $0.7 million increase in share-based compensation expense associated with our performance units. The current year period also included a $0.5 million positive impact of foreign exchange related to our Canadian operations.

Interest Expense

Interest expense for the nine months ended July 31, 2016 decreased $0.6 million as compared to the prior year period primarily resulting from lower average borrowings on our credit facility as compared to the prior year period.

Income Tax Provision

The provision for income taxes for the nine months ended July 31, 2016 was $14.9 million on income before the provision for income taxes of $42.8 million. The difference between our effective tax rate of 34.7 percent for the nine months ended July 31, 2016 and the U.S. statutory tax rate of 35.0 percent primarily relates to net permanent differences (-3.5%) and to the differential in the U.S and Canadian statutory rates (-0.3%), partially offset by the provision for state taxes in the United States, net of federal provision (+3.5%).

The provision for income taxes for the nine months ended July 31, 2015 was $10.0 million on income before the provision for income taxes of $28.2 million. The difference between our effective tax rate of 35.6 percent for the nine months ended July 31, 2015 and the U.S. statutory tax rate of 35.0 percent primarily relates to the provision for state taxes in the United States, net of federal provision (+3.3%), partially offset by net permanent differences (-2.4%) and the differential in the U.S and Canadian statutory rates (-0.3%).

Key Operating Performance Indicator—Adjusted EBITDA

Management believes Adjusted EBITDA is a key operating performance indicator for the Company. Adjusted EBITDA for the three and nine months ended July 31, 2016 was $28.5 million and $85.5 million, respectively, and for the three and nine months ended July 31, 2015 was $27.8 million and $57.4 million, respectively.

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	July YTD Fiscal 2016	July YTD Fiscal 2015
	(in thousands)
Net income	$6,269	$6,567	$27,944	$18,171
Provision for taxes	3,239	4,814	14,858	10,048
Interest expense	4,513	4,617	13,625	14,252
Depreciation and amortization expense	7,369	7,418	22,054	24,148
Increase (decrease) in LIFO reserve	4,492	3,613	2,598	(12,348)
Other non-operating (income) expense, net	(250)	(163)	229	(220)
Share-based compensation	2,894	911	4,191	3,328

Adjusted EBITDA	$28,526	$27,777	$85,499	$57,379

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

We believe we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of July 31, 2016, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $147.4 million, compared with $193.3 million at the end of fiscal 2015. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $149.7 million at July 31, 2016.

Our working capital amounted to $150.8 million at July 31, 2016 compared to $121.7 million at October 31, 2015. We used the LIFO method for determining the cost of approximately 88% of our total inventories at July 31, 2016. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $171.5 million and $139.8 million at July 31, 2016 and October 31, 2015, respectively. During the nine months ended July 31, 2016, the LIFO reserve increased $2.6 million to $20.7 million primarily as a result of increased resins costs. Despite the likely negative effects on our results of operations and our financial condition during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures and dividends for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing of our operations for each of the nine months ended July 31, 2016 and 2015:

	For the Nine Months Ended July 31,
	2016	2015
	(in thousands)
Total cash provided by (used in):
Operating activities	$64,346	$60,768
Investing activities	(13,485)	(10,021)
Financing activities	(7,589)	(41,703)
Effect of exchange rate changes on cash	(2)	(443)

Increase in cash and cash equivalents	$43,270	$8,601

Note:	See consolidated statements of cash flows included in Item 1, Financial Statements, of this Form 10-Q for additional information.

Operating Activities

Our cash and cash equivalents were $63.4 million at July 31, 2016, as compared to $20.2 million at October 31, 2015. Cash provided by operating activities during the nine months ended July 31, 2016 was $64.3 million, which includes net income of $27.9 million adjusted for non-cash items totaling $29.3 million primarily related to depreciation and amortization of $22.1 million, $4.2 million in share-based compensation and an increase in LIFO reserve of $2.6 million, partially offset by a change in deferred income taxes of $1.7 million. Cash provided by operating activities includes a $0.9 million decrease in accounts receivable primarily due to less sales in the month of July 2016 as compared to the month of October 2015, a $0.8 million decrease in inventories primarily due to a reduction of quantities on hand, excluding the non-cash effects of LIFO, and a $7.5 million increase in accrued expenses primarily as a result of an increase in income taxes payable and an increase in interest accrual due to timing of payments on our 2019 notes. Cash provided by operating activities includes a $1.8 million decrease in accounts payable primarily due to lower purchases in the month of July 2016.

Investing Activities

Net cash used in investing activities during the nine months ended July 31, 2016 was $13.5 million, resulting from capital expenditures during the period.

Financing Activities

Net cash used in financing activities during the nine months ended July 31, 2016 was $7.6 million, resulting primarily from $2.6 million of cash dividends paid, $2.0 million in payments of withholding taxes related to our performance units, $1.6 million in principal payments on capital lease obligations, $0.9 million full and final payment of our Pennsylvania industrial loan and $0.5 million of fees paid and capitalized related to Amendment No. 2 to our credit facility.

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

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at July 31, 2016 and October 31, 2015 under the credit facility was $145.9 million and $147.1 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at July 31, 2016 and October 31, 2015. Availability under the Canadian credit facility at July 31, 2016 and October 31, 2015 was $5.0 million Canadian dollars (US$3.8 million).

Please refer to Note 4 of the consolidated financial statements for further discussion of our debt, including Amendment No. 2 to the credit facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of July 31, 2016 are as follows:

	For the Years Ending October 31,
	Borrowings (1)	Interest on Fixed Rate Borrowings (2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
Remainder of 2016	$33	$8,276	$706	$2,005	$11,020
2017	136	16,599	2,495	7,926	27,156
2018	141	16,594	2,479	6,735	25,949
2019	200,146	8,477	2,261	5,008	215,892
2020	151	84	469	3,617	4,321
Thereafter	2,269	140	64	9,056	11,529

Total	$202,876	$50,170	$8,474	$34,347	$295,867

(1)	Borrowings include $200.0 million aggregate principal amount of 2019 notes and a $2.9 million ten-year mortgage note due August 2022 related to the purchase of the Company’s corporate headquarters. See Note 4 of the consolidated financial statements for further discussion of our debt.
(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

We expect to incur approximately $6.0 million of capital expenditures during the remainder of fiscal 2016.

On July 20, 2016, the Company declared a quarterly cash dividend of $0.25 per share. A total dividend of $1.3 million was paid on August 16, 2016 to shareholders of record on August 1, 2016.

On August 24, 2016, we entered into the Merger Agreement with Parent, Holdings, Merger Sub and Merger Sub LLC. Pursuant to the Merger Agreement, Parent, Holdings, Merger Sub and Merger Sub LLC will acquire all the outstanding common stock of the Company. See Note 9 to the consolidated financial statements for further information.

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

There were no material changes to our critical accounting policies during the nine months ended July 31, 2016.

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At July 31, 2016, the carrying value of our total debt was $210.8 million, all of which was fixed rate debt (2019 notes, mortgage note and capital leases). As of July 31, 2016, the estimated fair value of our 2019 notes, which had a carrying value of

$200.0 million, was $202.5 million. As of July 31, 2016, the carrying value of our mortgage note and capital leases was $10.8 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

Floating rate debt at July 31, 2016 and October 31, 2015 totaled zero. Based on the average floating rate debt outstanding during the nine months ended July 31, 2016 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in an immaterial change to interest expense for the nine months ended July 31, 2016.

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

As of July 31, 2016, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in routine litigation in the normal course of our business. The proceedings are not expected to have a material adverse impact on our financial condition or results of operations.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and in other reports filed thereafter with the SEC, before deciding to invest in or retain shares of our common stock. Other than the risk factors set forth below, we do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Risks Related to the Merger

On August 24, 2016, we entered into the Merger Agreement with Parent, Holdings, Merger Sub and Merger Sub LLC, pursuant to which, among other things, the Integrated Mergers will occur. In connection with the proposed Integrated Mergers, we are subject to certain risks including, but not limited to, those set forth below. For additional information related to the Merger Agreement, refer to Note 9 of the consolidated financial statements and to the Current Report on Form 8-K filed with the SEC on August 26, 2016. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to such Current Report on Form 8-K.

Completion of the Integrated Mergers is subject to various conditions which, if not satisfied, may cause the Integrated Mergers not to be completed in a timely manner or at all.

The completion of the Integrated Mergers is subject to certain conditions, including, among others, (i) the approval by the holders of at least a majority of the outstanding shares of our common stock entitled to vote on the Integrated Mergers; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Integrated Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any law, injunction, judgment or ruling restraining, enjoining, preventing or prohibiting the consummation of the Integrated Mergers; (iv) no governmental authority having instituted any legal proceeding (which remains pending) seeking to restrain, enjoin, prevent or prohibit the Integrated Mergers; (v) unless Parent has made the Alternative Funding Election (as defined in the Merger Agreement), a registration statement on Form S-4 will have been declared effective by the SEC in accordance with the provisions of the Securities Act, and no stop order suspending the effectiveness of the Form S-4 shall have been issued by the SEC and remain in effect and no proceedings to that effect shall have been commenced or threatened by the SEC; and (vi) unless Parent has made the Alternative Funding Election, the shares of Parent common stock to be issued in the Integrated Mergers will have been approved for listing on the New York Stock Exchange, subject only to official notice of issuance.

Governmental agencies may not approve the Integrated Mergers, or may impose conditions to any such approval or require changes to the terms of the Integrated Mergers. Any such conditions or changes could have the effect of delaying completion of the Integrated Mergers, imposing costs on or limiting the revenues of the combined company following the Integrated Mergers or otherwise reducing the anticipated benefits of the Integrated Mergers. Moreover, each party’s obligation to consummate the Integrated Mergers is subject to certain other conditions, including without limitation (a) the accuracy of the other party’s representations and warranties, (b) the other party’s material compliance with its covenants and agreements contained in the Merger Agreement, (c) there having not been since the date of the Merger Agreement a material adverse effect with respect to Company or Parent and (d) each of the Company and Parent having received written opinions from certain specified parties that the Integrated Mergers will qualify as a tax-free reorganization under the tax code. However, in the event of a material adverse effect with respect to Parent or if the written tax opinion required to be delivered to the Company in connection with the Integrated Mergers cannot be delivered, Parent may elect, in its sole discretion, to pay 100% of the Merger Consideration in cash, subject to certain conditions. If the Integrated Mergers are not consummated on or before February 24, 2017 (to be extended at the election of either party to August 24, 2017 if the only condition not satisfied at such time is the receipt of required antitrust approvals) (the “End Date”), either party may terminate the Merger Agreement. As a result of these conditions, we cannot provide assurance that the Integrated Mergers will be completed on the terms or timeline currently contemplated, or at all.

We will continue to incur substantial transaction-related costs in connection with the Integrated Mergers.

We have incurred significant legal, advisory and financial services fees in connection with our board of directors’ review of strategic alternatives and the process of negotiating and evaluating the terms of the Integrated Mergers. We expect to continue to incur additional costs in connection with the satisfaction of the various conditions to closing, including seeking approval from our stockholders and from applicable regulatory agencies. Such costs may be material in fiscal 2016 and, subject to the timing of closing of the Integrated Mergers, fiscal 2017.

The announcement and pendency of the Integrated Mergers could adversely affect our business, results of operations and financial condition.

The announcement and pendency of the Integrated Mergers could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations, financial condition and internal controls, regardless of whether the Integrated Mergers are completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Integrated Mergers. We could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have expended, and continue to expend, significant management resources in an effort to complete the Integrated Mergers, which are being diverted from our day-to-day operations.

If the Integrated Mergers are not completed and we do not complete a Superior Proposal (as such term is defined in the Merger Agreement), our stock price will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, the failure to complete the Integrated Mergers may result in negative publicity and/or a negative impression of us in the investment community, may affect our relationship with employees, customers and other partners in the business community, and may cause Parent to obtain knowledge that could be detrimental to the Company’s business.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and our pursuit of strategic alternatives.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business and generally must operate our business in the ordinary course in all material respects prior to completing the Integrated Mergers unless we obtain the consent of Parent, which may restrict our ability to exercise certain of our business strategies. These restrictions may prevent us from entering into any new line of business outside of our existing businesses or existing business plans, making certain investments or acquisitions, selling assets, hiring or promoting key personnel, entering into or amending contractual relationships, engaging in capital expenditures in excess of certain agreed limits, incurring indebtedness or making changes to our business prior to the completion of the Integrated Mergers or termination of the Merger Agreement. These restrictions could have an adverse effect on our business, financial condition and results of operations.

In addition, the Merger Agreement also restricts our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals. However, prior to approval of the Integrated Mergers by our stockholders, the solicitation restrictions are subject to a customary “fiduciary-out” provision, which allows us, under certain circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an unsolicited alternative acquisition proposal that our board of directors has determined is or could reasonably be expected to lead to a Superior Proposal. In addition, we will be required to pay Parent a termination fee equal to $20 million if the Merger Agreement is terminated under certain circumstances, including by us to enter into an acquisition agreement that constitutes a Superior Proposal or because our board of directors adversely changed its recommendation to stockholders to vote in favor of the Integrated Mergers or took certain other related adverse actions. We also would be required to pay Parent a termination fee equal to $20 million if the Merger Agreement is terminated due to either the failure to obtain approval of our stockholders or the conditions to close were not satisfied before the End Date, and an alternative acquisition proposal is consummated within 12 months of the termination, subject to certain conditions. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders than the value resulting from the Integrated Mergers. The termination fee may also discourage third parties from pursuing an alternative acquisition proposal with respect to us.

Because the market value of the Parent’s common stock that our stockholders will receive in the Integrated Mergers may fluctuate, our stockholders cannot be sure of the market value of the stock portion of the consideration that they will receive in the Integrated Mergers.

The stock portion of the Merger Consideration that some of our stockholders will receive is a fixed number of shares of Parent common stock, not a number of shares that will be determined based on a fixed market value. The market value of Parent common stock and our common stock at the effective time of the Integrated Mergers may vary significantly from their respective values on the date that the Merger Agreement was executed or at other dates, such as the date on which our stockholders vote on the approval of the Merger Agreement. Stock price changes may result from a variety of factors, including changes in the Parent’s and our respective businesses, operations or prospects, regulatory considerations, and general business, market, industry or economic conditions. The exchange ratio relating to the stock portion of the Merger Consideration will not be adjusted to reflect any changes in the market value of Parent common stock or our common stock.

If the Integrated Mergers are completed, the combined company may not be able to successfully integrate our business with Parent and therefore may not be able to realize the anticipated benefits of the Integrated Mergers.

Because a portion of the Merger Consideration consists of Parent common stock, realization of the anticipated benefits in the Integrated Mergers will depend, in part, on the combined company’s ability to successfully integrate our business with Parent. The combined company will be required to devote significant management attention and resources to integrating its business practices and support functions. The diversion of management’s attention and any delays or difficulties encountered in connection with the Integrated Mergers and the integration of the two companies’ operations could have an adverse effect on the business, financial results, financial condition or stock price of Parent (including the combined company following the Integrated Mergers). The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated synergies anticipated from the Integrated Mergers will be realized.

After the completion of the Integrated Mergers, sales of Parent common stock may negatively affect its market price.

The shares of Parent common stock to be issued in the Integrated Mergers to our stockholders will generally be eligible for immediate resale. The market price of Parent common stock could decline as a result of sales of a large number of shares of Parent common stock in the market after the completion of the Integrated Mergers or the perception in the market that these sales could occur.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Integrated Mergers from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Integrated Mergers, then that injunction may delay or prevent the Integrated Mergers from being completed, which may materially and adversely affect the Company’s business, financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit #	Description

10.1*	Employment Agreement, effective as of June 8, 2016, between the Company and David Cron.

31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP Industries Inc.

Dated: September 9, 2016	By:	/S/ J. BRENDAN BARBA
J. Brendan Barba
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: September 9, 2016	By:	/S/ PAUL M. FEENEY
Paul M. Feeney
Executive Vice President, Finance and Chief Financial Officer (principal financial officer)