Form 10-K
period 2016-10-31
AEP INDUSTRIES INC
filed 2017-01-17
CIK 785787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 29, 2016 was $246,181,775, based upon the closing price of $61.63 as reported by the Nasdaq Global Select Market on such date. Shares of common stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 11, 2017 was 5,113,801.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AEP INDUSTRIES INC.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit facilities, the anticipated pricing in resin markets, our ability to maintain or increase sales and profits of our operations (including our attempt to drive future costs out of our business), the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs, the expected closing of the Integrated Mergers (as defined below) and our intention to issue quarterly dividends. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to: the timing and completion, in part or full, of the significant capacity increase by North American resin producers in future years and its impact on future resin pricing; the ability to manage resin price volatility, including passing raw material price increases to customers in full or in a timely fashion; delayed purchases by certain customers during periods when resin prices are expected to decrease in the near term; the availability of raw materials; competition in existing and future markets; disruptions in the global economic and financial market environment; resin price reductions leading to the utilization of LIFO reserves and resulting in the payment of additional taxes in cash; limited contractual relationships with customers; Board discretion to pay future dividends; future cash flows, liquidity, contractual and legal restrictions related thereto; that the Integrated Mergers may not be consummated in a timely manner or at all; the failure to complete the Integrated Mergers could negatively impact the stock price and the future business and financial results of the Company; that the definitive Merger Agreement (as defined below) may be terminated in circumstances that require the Company to pay Berry (as defined below) a termination fee of $20 million and/or reimbursement of its expenses of up to $5 million; the diversion of management’s attention from the Company’s ongoing business operations to the closing of the Integrated Mergers; the effect of the announcement of the Integrated Mergers on the Company’s business relationships (including, without limitation, customers and suppliers), operating results and business generally; and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

The Company’s operations are conducted within one business segment. Information about our operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2016, 2015 and 2014, respectively, is as follows:

	United States	Canada	Total
	(in thousands)
2016
Sales—external customers	$1,030,603	$65,227	$1,095,830
Operating income	62,441	4,066	66,507
Geographical area assets	375,534	17,097	392,631

	United States	Canada	Total
	(in thousands)
2015
Sales—external customers	$1,073,417	$67,974	$1,141,391
Operating income	60,231	2,487	62,718
Geographical area assets(a)	413,992	24,102	438,094

	United States	Canada	Total
	(in thousands)
2014
Sales—external customers	$1,117,404	$75,586	$1,192,990
Operating income	5,448	4,413	9,861
Geographical area assets(a)	422,812	21,413	444,225

(a)	Amounts are different from prior year presentation due to debt issuance costs of $2.1 million and $2.7 million reclassified from total assets to long-term debt in fiscal 2015 and 2014, respectively. This is in accordance with ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Merger with Berry Plastics Group

On August 24, 2016, the Company entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) with Berry Plastics Group, Inc., a Delaware corporation (“Berry”), Berry Plastics Corporation, a Delaware corporation and a direct, wholly owned subsidiary of Berry (“Holdings”), Berry Plastics Acquisition Corporation XVI, a Delaware corporation and a direct, wholly owned subsidiary of Holdings (“Merger Sub”), and Berry Plastics Acquisition Corporation XV, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Holdings (“Merger Sub LLC”), whereby Berry will acquire the Company through a two-step merger process that will result in the Company merging with and into an indirect, wholly owned limited liability company subsidiary of Berry (the “Integrated Mergers”). On December 7, 2016, the Company, Berry, Holdings, Merger Sub and Merger Sub LLC entered into Amendment No. 1 to the Merger Agreement (“Merger Agreement Amendment”). The Integrated Mergers are expected to close shortly after the special meeting of the Company’s stockholders scheduled for January 18, 2017, although consummation of the Integrated Mergers is subject to customary conditions, including the approval by the holders of at least a majority of the outstanding shares of the Company’s common stock entitled to vote thereon. For additional information related to the Merger Agreement, refer to the definitive proxy statement/prospectus filed with the SEC on December 15, 2016 and the supplemental disclosures filed with the SEC in the Company’s Current Report on Form 8-K on January 10, 2017.

Products

As stated above, we manufacture and market an extensive and diverse line of polyethylene and polyvinyl chloride flexible plastic packaging products, with consumer, industrial and agricultural applications. Flexible packaging and film products are thin, ductile bags, sacks, labels and films used for food and non-food consumer, agricultural and industrial items.

The following table summarizes our product lines:

Product	Material	Examples of Uses
custom films	polyethylene co- extruded and monolayer custom designed films	• drum, box, carton, and pail liners • furniture and mattress bags • pallet covers • shrink bundle film • magazine overwrap

stretch (pallet) wrap	polyethylene	• pallet wrap

food contact	polyethylene polyvinyl chloride	• reclosable food storage plastic bags with press-to-seal zipper closures • fold-top plastic bags • food and freezer wrap • retail and institutional films and products

PROformance Films®	co-extruded and monolayer polyethylene films	• direct food contact packaging • laminated layers • protective masking • medical and pharmaceutical

canliners	polyethylene	• retail kitchen and standard garbage bags • retail lawn and leaf trash bags • institutional trash bags

Product	Material	Examples of Uses
printed and converted films	polyethylene	• printed shrink films • printed, converted films for flexible packaging to consumer markets

other products and specialty films	unplasticized polyvinyl chloride and polyethylene	• battery labels • credit card laminate • table covers, aprons, bibs and gloves • agricultural films

Net sales by product line for each of the years ended October 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
	(in thousands)
Custom films	$334,418	$357,742	$372,204
Stretch (pallet) wrap	323,876	332,857	361,067
Food contact	167,997	165,566	183,366
PROformance Films®	52,270	63,158	76,698
Canliners	144,404	144,416	126,737
Printed and converted films	29,906	30,552	25,648
Other products and specialty films	42,959	47,100	47,270

Total	$1,095,830	$1,141,391	$1,192,990

No single customer accounted for more than 10% of net sales in any of the last three fiscal years. No single customer accounted for more than 10% of our accounts receivable balance at October 31, 2016 or 2015. See Note 13 in our consolidated financial statements for information regarding the Company’s operations by geographical area (United States and Canada).

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

Manufacturing

We currently conduct our manufacturing operations at 14 strategically located and integrated facilities in the United States and Canada. 12 manufacturing facilities are ISO-certified (International Organization for Standardization), with the exception of our Mankato institutional products facility and the West Hill, Ontario, Canada facility. We manufacture both industrial grade products, which are manufactured to industry specifications or for distribution from inventory, and specialty products, which are manufactured under more exacting standards to assure that their chemical and physical properties meet the particular requirements of the customer or the specialized application appropriate to its intended market. Specialty products generally sell at higher margins than industrial grade products. The size and location of our manufacturing facilities, as well as their ability to manufacture multiple types of flexible packaging products and to flexibly adjust product mix as market conditions warrant enable us to minimize overhead and transportation costs to better serve our customers and remain competitive. See Item 2, “Properties” for a discussion of product lines manufactured at each facility as of October 31, 2016.

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

We regularly upgrade or replace older equipment in order to keep abreast of technological advances and to maximize production efficiencies by reducing labor costs, waste, maintenance and production time. During the past four fiscal years, we have invested an aggregate of $101.3 million, of which $15.9 million was spent in fiscal 2016, primarily in new machinery and equipment in order to boost output and productivity in those product lines we believe provide us significant growth opportunities, enhance automation to control labor costs, satisfy increasing demand in certain product lines, improve service to our customers and prepare us for anticipated long term growth concurrent with anticipated increase in resin production. Capital expenditures in fiscal 2016 focused primarily in our custom films and canliner businesses.

Raw Materials

We manufacture film products primarily from polyethylene and polyvinyl chloride resins, all of which are available from a number of domestic and foreign suppliers. We select our suppliers based on the price, quality and characteristics of the resins they produce. We currently purchase resins from major North American resin suppliers and believe any combination of purchases from such suppliers, as well as other suppliers we do not currently do business with, could satisfy our ongoing resin requirements. Our top three suppliers of resin during fiscal 2016 supplied us with 28%, 22% and 13%, respectively, of our aggregate resin purchases, which is consistent with our historical resin purchases from our top three suppliers in aggregate. Given the significant effect of resin costs on our operations and financial results, we have elected to focus our purchases with three suppliers in order to take advantage of the volume rebates which are customary among resin suppliers and critical to our success. Although the plastics industry has from time to time experienced shortages of resin supply and we have limited contractual protections in the event of such shortage, we believe we are well positioned to deal with such risks given our significant relationships and history with existing suppliers, as well as suppliers with whom we currently do not do business.

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

Marketing and Sales

We believe that our ability to provide superior service to our customers is critical to our success. Even in those markets where our products are considered commodities and price is the single most important factor, we believe that our sales and marketing capabilities, our ability to offer a broad line of products to our customers, and our timely delivery is a competitive advantage. To that end, we have established good relations with our suppliers and have long-standing relationships with most of our customers. We serve approximately 3,000 customers worldwide, none of which individually accounted for more than 10% of our net sales in fiscal 2016.

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

We generally sell either directly to customers who are end-users of our products or to distributors, including nation-wide brokers, for resale to end-users. In each of fiscal 2016, 2015 and 2014, approximately 60% of our worldwide sales were directly to distributors with the balance representing sales to end-users.

Distribution

We believe that the timely delivery of our products to customers is a critical factor in our ability to maintain and grow our market position. In North America, the majority of our deliveries are by contracted third parties, with approximately 12.5% of US shipments handled by the AEP private fleet in fiscal 2016. The private fleet is used strategically to support most of the AEP logistics facilities. The Company is increasing its use of the private fleet and will continue to do so as it provides the Company a cost effective option in areas where there are carrier capacity issues. We monitor and control all shipments through “On Demand” Transportation Management System (TMS) software. The TMS system provides detailed reports, tracking of every shipment to customer delivery and carrier management. This enables us to better control the distribution process and ensure priority handling and direct transportation of products to our customers, thus improving the speed, reliability and efficiency of delivery.

Because of the geographic dispersion of our plants, we are able to deliver most of our products within a 500 mile radius of our plants. This enables us to reduce our use of warehouse space to store products and utilize the most efficient and economical shipping methods. We also ship products great distances when necessary and export from the United States and Canada.

Research and Development

As of October 31, 2016, we had a research and development department with a staff of 17 persons. In addition, other members of management and supervisory personnel, from time to time, devote various amounts of time to research and development activities. The principal efforts of our research and development department are directed to assisting sales personnel in designing specialty products to meet an individual customer’s needs, developing new products and reformulating existing products to improve quality and/or reduce production costs. During fiscal 2016, due to the anticipated increase in raw material supply in the next few years, our research and development department increased its focus on approving new suppliers and new resin which resulted in short-term savings as well as expected long-term savings. Our research and development department has developed a number of products with unique properties, which we consider proprietary, certain of which are protected by patents. In each of fiscal 2016, 2015 and 2014, we spent $2.0 million for research and development activities. Research and development expense is included in cost of sales in our consolidated statements of operations.

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

Employees

At October 31, 2016, we had approximately 2,600 full and part time employees worldwide, including officers and administrative personnel. As of such date, we had three collective bargaining agreements covering 479 employees, which expire in March 2017, December 2018 and January 2020, respectively. While we believe that our relations with our employees are satisfactory, a dispute between our employees and us could have a material adverse effect on our business, which could affect our financial condition and results of operations.

Available Information

Our Internet address is www.aepinc.com. In the “Investor Relations” section of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy statement on Schedule 14A related to our annual stockholders’ meeting. All such filings are available in the Investor Relations section of our web- site free of charge. Copies of any of the above-referenced information will also be made available, free of charge, by calling (201) 641-6600 or upon written request to: Corporate Secretary, AEP Industries, Inc., 95 Chestnut Ridge Road, Montvale, NJ 07645. The content on our website is not incorporated by reference into this Form 10-K unless expressly noted.

In connection with the Integrated Mergers, Berry has filed a registration statement on Form S-4 (File No. 333-213803) with the SEC that includes the definitive proxy statement of the Company and that also constitutes a definitive prospectus of Berry. The registration statement was declared effective on December 15, 2016, and the Company first mailed the definitive proxy statement/prospectus to holders of record of the Company’s common stock as of December 12, 2016 on December 16, 2016. The Company and Berry may also file other documents with the SEC regarding the proposed transaction. This Annual Report on Form 10-K is not a substitute for the proxy statement/prospectus or registration statement or any other document which the Company or Berry may file with the SEC. Investors are urged to read the registration statement, the proxy statement/prospectus and any other relevant documents when they are available, as well as any amendments or supplements to these documents, carefully and in their entirety because they contain important information. Investors may obtain free copies of the registration statement, including the definitive proxy statement/prospectus, and other relevant documents filed by Berry and the Company with the SEC through the website maintained by the SEC at www.sec.gov, or by contacting the Company’s information agent at Georgeson, 1290 Avenue of the Americas, 9th Floor, New York, New York 10104, (800) 561-3947 or Berry at Berry Plastics Group, Inc., 101 Oakley Street, Evansville, Indiana 47710, Attn: Dustin Stilwell, Head of Investor Relations, (812) 306-2964.

Berry, the Company and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the Company’s stockholders in respect of the proposed transaction. Information regarding Berry’s directors and executive officers can be found in the proxy statement/prospectus, Berry’s 2016 Annual Report on Form 10-K for the year ended October 1, 2016, which was filed with the SEC on November 30, 2016, as well as Berry’s other filings with the SEC. Information regarding the Company’s directors and executive officers can be found in Part III herein as well as the Company’s other filings with the SEC. Additional information regarding the interests of such potential participants are included in the proxy statement/prospectus and other relevant documents filed with the SEC in connection with the proposed transaction. These documents are available free of charge on the SEC’s website and from Berry and the Company, as applicable, using the sources indicated above.

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

Risks Related to the Integrated Mergers

On August 24, 2016, we entered into the Merger Agreement with Berry, Holdings, Merger Sub and Merger Sub LLC, pursuant to which, among other things, the Integrated Mergers will occur. In connection with the proposed Integrated Mergers, we are subject to certain risks including, but not limited to, those set forth below. For additional information related to the Merger Agreement, refer to the definitive proxy statement/prospectus filed with the SEC on December 15, 2016. The description of each of the Merger Agreement and the Merger Agreement Amendment herein is qualified in its entirety by reference to the full text of the Merger Agreement and Merger Agreement Amendment included in Annex A to the definitive proxy statement/prospectus.

Completion of the Integrated Mergers is subject to various conditions which, if not satisfied, may cause the Integrated Mergers not to be completed in a timely manner or at all.

The completion of the Integrated Mergers is subject to certain conditions, including, among others, (i) the approval by the holders of at least a majority of the outstanding shares of our common stock entitled to vote on the Integrated Mergers to adopt the Merger Agreement pursuant to which the Company’s stockholders would be entitled to receive, at the holder’s election, $110.00 in cash (the “Cash Consideration”) or 2.5011 shares of Berry common stock (the “Stock Consideration” and together with the Cash Consideration, the “Merger Consideration”) in exchange for each share of the Company’s common stock (the “base merger consideration”), subject to the proration mechanics in the Merger Agreement, which will result in the Company merging with and into a wholly owned subsidiary of Berry (the “base merger consideration proposal”), unless Berry has made the Alternative Funding Election (as defined below) and the Alternative Funding Election Period (as defined in the Merger Agreement) is not yet complete; (ii) in the event that Berry has made the Alternative Funding Election and the Alternative Funding Election Period is not yet complete, in which event the approval by the holders of at least a majority of the outstanding shares of our common stock entitled to vote on the Integrated Mergers to adopt the Merger Agreement pursuant to which, in certain limited circumstances (as specified in the Merger Agreement) Berry may elect, in its sole discretion, to pay $110.00 in cash for each share of the Company’s common stock (the “alternative merger consideration”), subject to certain conditions, which will result, in those circumstances and subject to those conditions, in the Company merging with and into a wholly owned subsidiary of Berry (the “alternative merger consideration proposal”); (iii) the expiration or early termination of the waiting period applicable to the consummation of the Integrated Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the absence of any law, injunction, judgment or ruling restraining, enjoining, preventing or prohibiting the consummation of the Integrated Mergers; (v) no governmental authority having instituted any legal proceeding (which remains pending) seeking to restrain, enjoin, prevent or prohibit the Integrated Mergers; (vi) unless Berry has made the Alternative Funding Election (as defined in the Merger Agreement), a registration statement on Form S-4 will have been declared effective by the SEC in accordance with the provisions of the Securities Act, and no stop order suspending the effectiveness of the Form S-4 shall have been issued by the SEC and remain in effect and no proceedings to that effect shall have been commenced or threatened by the SEC; and (vii) unless Berry has made the Alternative Funding Election, the shares of Berry common stock to be issued in the Integrated Mergers will have been approved for listing on the New York Stock Exchange, subject only to official notice of issuance. On November 2, 2016, the U.S. Federal Trade Commission notified Berry and the Company that early termination of the waiting period under the HSR Act, was granted, effective immediately. Therefore, the closing condition to the Integrated Mergers in the Merger Agreement relating to the expiration or termination of the waiting period applicable to the Integrated Mergers under the HSR Act has been satisfied. Furthermore, on December 15, 2016, the SEC declared the registration statement on Form S-4 effective, and the Company first mailed its definitive proxy statement/prospectus to its stockholders on December 16, 2016.

Each party’s obligation to consummate the Integrated Mergers is subject to certain other conditions, including without limitation (a) the accuracy of the other party’s representations and warranties, (b) the other party’s material compliance with its covenants and agreements contained in the Merger Agreement, (c) there having not been since the date of the Merger Agreement a material adverse effect with respect to Company or Berry and (d) each of the Company and Berry having received written opinions from certain specified parties that the Integrated Mergers will qualify as a tax-free reorganization for United States federal income tax purposes. However, in the event of a material adverse effect with respect to Berry or if the written tax opinion required to be delivered to the Company in connection with the Integrated Mergers cannot be delivered, Berry may elect, in its sole discretion, to pay $110.00 in cash for each share of the Company’s common stock, subject to certain conditions. If the Integrated Mergers are not consummated on or before February 24, 2017, either party may terminate the Merger Agreement. As a result of these conditions, we cannot provide assurance that the Integrated Mergers will be completed on the terms or timeline currently contemplated, or at all.

We will continue to incur substantial transaction-related costs in connection with the Integrated Mergers.

We have incurred significant legal, advisory and financial services fees in connection with our Board of Directors’ review of strategic alternatives and the process of negotiating and evaluating the terms of the Integrated Mergers. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing, including seeking approval from our stockholders and from applicable regulatory agencies. Such costs were significant in fiscal 2016 and, subject to the timing of closing of the Integrated Mergers, may be significant in fiscal 2017.

The pendency of the Integrated Mergers could adversely affect our business, results of operations and financial condition.

The pendency of the Integrated Mergers could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations, financial condition and internal controls, regardless of whether the Integrated Mergers are completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Integrated Mergers. We could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decrease. In addition, we have expended, and continue to expend, significant management resources in an effort to complete the Integrated Mergers, which are being diverted from our day-to-day operations.

If the Integrated Mergers are not completed and we do not complete a Superior Proposal (as such term is defined in the Merger Agreement), our stock price will likely fall to the extent that the current market price of our common stock reflects an assumption that the Integrated Mergers will be completed. In addition, the failure to complete the Integrated Mergers may result in negative publicity and/or a negative impression of us in the investment community, may affect our relationship with employees, customers and other partners in the business community and our industry, and may cause Berry to retain knowledge that could be detrimental to the Company’s business and competitive position.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and our pursuit of strategic alternatives.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business and generally must operate our business in the ordinary course in all material respects prior to completing the Integrated Mergers unless we obtain the consent of Berry, which may restrict our ability to exercise certain of our business strategies. These restrictions may prevent us from entering into any new line of business outside of our existing businesses or existing business plans, making certain investments or acquisitions, selling assets, hiring or promoting key personnel, entering into or amending contractual relationships, engaging in capital expenditures in excess of certain agreed limits, incurring indebtedness or making changes to our business prior to the completion of the Integrated Mergers or termination of the Merger Agreement. These restrictions could have an adverse effect on our business, financial condition and results of operations.

In addition, the Merger Agreement also restricts our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals. However, prior to approval of the Integrated Mergers by our stockholders, the solicitation restrictions are subject to a customary “fiduciary-out” provision, which allows us, under certain circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an unsolicited alternative acquisition proposal that our Board of Directors has determined is or could reasonably be expected to lead to a Superior Proposal. In addition, we will be required to pay Berry a termination fee equal to $20 million if the Merger Agreement is terminated under certain circumstances, including by us to enter into an acquisition agreement that constitutes a Superior Proposal or because our Board of Directors adversely changes its recommendation to stockholders to vote in favor of the Integrated Mergers or takes certain other related adverse actions. We also would be required to pay Berry a termination fee equal to $20 million if the Merger Agreement is terminated due to either the failure to obtain approval of our stockholders or the conditions to close were not satisfied before the end date of February 24, 2017, and an alternative acquisition proposal is consummated within 12 months of the termination, subject to certain conditions. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders than the value resulting from the Integrated Mergers. The termination fee may also discourage third parties from pursuing an alternative acquisition proposal with respect to us.

Because the market value of Berry’s common stock that our stockholders may receive in the Integrated Mergers may fluctuate, our stockholders cannot be sure of the market value of the stock portion of the consideration that they will receive in the Integrated Mergers.

The stock portion of the Merger Consideration that some of our stockholders will receive is a fixed number of shares of Berry common stock, not a number of shares that will be determined based on a fixed market value. The market value of Berry common stock and our common stock at the effective time of the Integrated Mergers may vary significantly from their respective values on the date that the Merger Agreement was executed or at other dates, such as the date on which our stockholders vote on the approval of the Merger Agreement. Stock price changes may result from a variety of factors, including changes in Berry’s and our respective businesses, operations or prospects, regulatory considerations, and general business, market, industry or economic conditions. The exchange ratio relating to the stock portion of the Merger Consideration will not be adjusted to reflect any changes in the market value of Berry common stock or our common stock.

If the Integrated Mergers are completed, the combined company may not be able to successfully integrate our business with Berry and therefore may not be able to realize the anticipated benefits of the Integrated Mergers.

Because a portion of the Merger Consideration consists of Berry common stock, realization of the anticipated benefits in the Integrated Mergers will depend, in part, on the combined company’s ability to successfully integrate our business with Berry. The combined company will be required to devote significant management attention and resources to integrating its business practices and support functions. The diversion of management’s attention and any delays or difficulties encountered in connection with the Integrated Mergers and the integration of the two companies’ operations could have an adverse effect on the business, financial results, financial condition or stock price of Berry (including the combined company following the Integrated Mergers). The integration process may also result in additional and unforeseen expenses and loss of customers and suppliers. There can be no assurance that the contemplated synergies anticipated from the Integrated Mergers will be realized.

After the completion of the Integrated Mergers, sales of Berry common stock may negatively affect its market price.

The shares of Berry common stock to be issued in the Integrated Mergers to our stockholders will generally be eligible for immediate resale. The market price of Berry common stock could decline as a result of sales of a large number of shares of Berry common stock in the market after the completion of the Integrated Mergers or the perception in the market that these sales could occur.

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

The primary raw materials that we use in our products are polyethylene (“PE”) and polyvinyl chloride (“PVC”) resins. Our ability to operate profitably is dependent, in a large part, on the markets for these resins. These resins are derived from petroleum and natural gas, and therefore prices of such resins fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of resin suppliers. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. During the past several years, we have experienced significant fluctuations in resin prices, including periods of rapidly increasing resin prices. This significant volatility in resin prices within and between consecutive periods creates instability in customer purchasing and may have a material impact on our pounds of product sold, revenue and profitability. During periods of price increases, there can be no assurance that we will be able to pass on resin price increases in full or on a timely basis, shorten the time lag in adjusting sell prices, win in a competitive bid process or have enough product to allocate to customers desiring to increase their inventory levels. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the impact of resin costs on results of operations in fiscal 2016.

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

Polyethylene resin is expected to undergo a major growth phase in the United States. Availability of welders, pipefitters and other specialty labor and a variety of other reasons could delay the production of such new capacity, none of which we influence or control. If any such projects are significantly delayed or cancelled, we could have excess capacity and may not achieve our expected return on investment of our significant capital expenditures in the last five fiscal years. Further, excess capacity in our industry could result in further pricing pressures in our industry that would have a material and adverse impact on our operations, results of operations and financial condition.

An increase in competition could result in material reductions in margins or loss of our market share, which could materially adversely affect our operations and financial condition. In recent years, we have varied on focusing on maintaining margins which has negatively impacted sales volume, and focusing on maintaining market share, which has negatively affected margins. In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or products quickly. Further, we believe intense competition in the industry has precluded us from implementing non-resin price increases to counter rising costs in labor, healthcare costs and packaging, which have negatively impacted our results in recent years. Certain consolidation of our customers has also resulted in customers having greater purchasing power. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

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

Compliance with these laws and regulations may require material expenditures by us. Actions by federal, state, local and foreign governments concerning environmental and health and safety matters could result in laws or regulations that could increase the cost of manufacturing our products. In addition, the nature of our current and former operations and the history of industrial uses at some of our manufacturing facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters. We may also be exposed to claims for contamination or violations of environmental laws and regulations arising from the actions of previous owners or operators of our property. Such liability may be imposed without regard to fault, and under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. In addition, the presence of, or failure to remediate, hazardous substances or waste may adversely affect our ability to sell or rent any property or to use it as collateral for a loan. We also may be liable for costs relating to the investigation, remediation or removal of waste and hazardous substances from a disposal or treatment facility to which we or our predecessors sent waste or hazardous substances. We have limited insurance coverage for potential environmental liabilities associated with historic and current operations and we do not anticipate increasing such coverage in the future. We may also assume, or be deemed to assume, significant environmental liabilities in acquisitions, although we will not pursue acquisitions while the Integrated Mergers are pending.

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

The loss of a key supplier could lead to increased costs, lower profit margins and short-term production issues

The majority of the resins purchased by us are purchased under supply contracts which are typically renewed annually. In fiscal 2016, we purchased approximately 28%, 22% and 13% of our resin requirements from our three largest suppliers. Each of these suppliers produces resins in multiple locations, and should any one, or a combination of these locations fail to meet our needs, we believe sufficient capacity exists among our remaining contract holders, the open market and the secondary markets to supply any shortfall that may result. Nevertheless, it is not always possible to replace a specialty resin without a disruption in our operations and replacement of significant supply is often at higher prices, and such impact may materially and adversely harm our competitive position.

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

Unions represent 479 employees, or 18% of our workforce, at October 31, 2016, under three collective bargaining agreements which expire in March 2017, December 2018 and January 2020, respectively. Although we believe that our present labor relations with our employees are satisfactory, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

Pending the completion of the Integrated Mergers, our future success depends to a large extent on the experience, business relationships and continued service of our key managerial employees, including J. Brendan Barba, our Chairman and Chief Executive Officer, and Paul M. Feeney, our Executive Vice President, Finance and Chief Financial Officer, both of whom are also directors. Although the Company significantly benefits from the 74 years of combined service of Messrs. Barba and Feeney, any failure to ensure effective transfer of institutional knowledge and to implement a well-run succession plan could hinder our strategic planning and growth upon their termination of employment. We do not maintain key-person insurance for any of our officers. We may not be able to retain our executive officers and key personnel or attract additional qualified key employees in the future. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse effect on our results of operations and financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our executive officers beneficially own a substantial amount of our common stock and have significant influence over our business.

At October 31, 2016, our executive officers beneficially owned 1,118,893 shares of our common stock, representing 22% of our outstanding shares as of such date. Their ownership and voting control, together with their duties as executive officers and directors, gives them significant influence on the outcome of corporate transactions or other matters submitted to the Board of Directors or stockholders for approval, including acquisitions, mergers, consolidations, substantial asset sales and director elections. In connection with the execution of the Merger Agreement, Berry entered into voting agreements with certain stockholders of the Company, including our executive officers and certain of their relatives, which generally require, subject to certain exceptions, such stockholders to vote, or cause or direct to be voted, all of the shares of common stock beneficially owned by them in favor of adoption of the Merger Agreement and the Integrated Mergers and against matters that would be reasonably be expected to materially impede, interfere with, delay or postpone any of the transactions contemplated by the Merger Agreement.

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

In each of fiscal 2016, 2015 and 2014, approximately 60% of our worldwide sales were directly to distributors. Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for product sales, and the loss of these distributors could reduce our revenues. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act of 1977 or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

Financial Risks

Our debt could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

As of October 31, 2016, we had $136.5 million of total debt outstanding (including capital lease obligations of $7.3 million).

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

We and our subsidiaries may be able to incur substantial additional debt in the future. We are party to the Second Amended and Restated Loan and Security Agreement (the “credit facility”), dated February 22, 2012, with Wells Fargo Bank National Association (“Wells Fargo”), which was amended on August 20, 2014, January 29, 2016 and September 13, 2016. We also maintain a secured credit facility at our Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. As of October 31, 2016, we would have been permitted to borrow up to an additional $141.5 million under the credit facility (after taking into account $4.1 million of outstanding letters of credit) and $3.7 million under our credit line available to our Canadian subsidiary, in each case based on the respective available borrowing base; however, certain provisions of the Merger Agreement currently restrict us from incurring more than $65 million in the ordinary course thereunder without the consent of Berry. As of October 31, 2016, we had $1.3 million in borrowings under our credit facilities. In addition, the terms of the indenture that governs the senior notes do not prohibit us or our subsidiaries from issuing and incurring additional debt upon satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks described above that we and our subsidiaries face could intensify.

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

The market price of our common stock has fluctuated regularly and significantly in the past. The market price of our common stock will continue to be subject to significant fluctuations in response to a variety of factors in addition to the pending Integrated Mergers (see above “Risks Related to the Integrated Mergers-The pendency of the Integrated Mergers could adversely affect our business, results of operations and financial condition”), including:

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

The market price of our common stock could decline as a result of sales of substantial amounts of additional shares of our common stock in the public market or the perception that such sales could occur. This could also impair our ability to raise additional capital through the sale of equity securities at a time and price favorable to us. As of October 31, 2016, under our certificate of incorporation, as amended, we are authorized to issue 30 million shares of common stock, of which approximately 5.1 million shares of common stock were outstanding, approximately 49,000 shares of common stock were issuable upon the exercise of currently outstanding stock options and 0.2 million shares of common stock were issuable upon the settlement of performance units if the performance unit holders elect settlement in stock.

We may also decide to raise additional funds through public or private equity financing to fund our operations or for other business purposes. New issuances of equity securities would reduce your percentage ownership in us and the new equity securities could have rights and preferences with priority over those of our common stock. Additional equity issuances other than in connection with stock-based compensation in the ordinary course of business are not anticipated during the pendency of the Integrated Mergers.

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

Further, on March 28, 2014, our Board adopted an amended and restated stockholder rights plan, which amended and restated in its entirety the prior three-year stockholder rights plan that was to expire on March 31, 2014. The amended and restated stockholder rights plan is designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics without paying stockholders a control premium. The amended and restated stockholder rights plan may have anti-takeover effects by discouraging potential proxy contests and other takeover methods, particularly those that have not been negotiated with the Board, and the amended and restated stockholder rights plan may also inhibit the acquisition of a controlling position in our common stock. Therefore, transactions may not occur that stockholders would otherwise support and/or from which they would receive a substantial premium for their shares over the current market price. The amended and restated stockholder rights plan may also make it more difficult to remove members of the current Board or management. In connection with the Merger Agreement and the Integrated Mergers, the Company entered into the Third Amendment, dated as of August 24, 2016, to the amended and restated rights agreement which, among other things, exempts the Merger Agreement (and the transactions contemplated thereby) from certain provisions of the amended and restated rights agreement and provides for the expiration of the amended and restated stockholder rights plan immediately prior to the effective time of the Integrated Mergers (but only if the effective time occurs).

Furthermore, as discussed above, certain provisions of the Merger Agreement may prevent or discourage a takeover. See above “Risks Related to the Integrated Mergers-While the Merger Agreement is in effect, we are subject to restrictions on our business activities and our pursuit of strategic alternatives”.

Our issuance of preferred stock could adversely affect holders of our common stock.

We are currently authorized to issue 1,000,000 shares of preferred stock in accordance with our restated certificate of incorporation, 30,000 of which is designated as Series A Preferred Stock in connection with the amended and restated stockholder rights plan and none of which is issued and outstanding. Our Board of Directors has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected. Additional equity issuances other than in connection with stock-based compensation in the ordinary course of business are not anticipated during the pendency of the Integrated Mergers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Montvale, New Jersey in a 48,000 square foot building.

The following table describes the manufacturing and warehousing facilities that we owned or leased and utilized for operations as of October 31, 2016. All of these facilities are located in the United States and Canada. The following chart sets forth the square footage of such manufacturing facilities, including offsite warehousing space.

Location	Approximate Square Footage	Types of Film Produced
Alsip, Illinois	227,000	Custom
Bowling Green, Kentucky.	248,000	Printed and converted, custom, PROformance
Chino, California	274,000	Custom and stretch
Griffin, Georgia	310,000	Food contact, other products and specialty films
Mankato, Minnesota	146,000	Custom, PROformance
Mankato, Minnesota	56,000	Other products and specialty films
Matthews, North Carolina	408,000	Custom and stretch
Montgomery, Alabama	334,000	Food contact
Montgomery, Alabama	349,000	Canliners, Food contact
Nicholasville, Kentucky	146,000	Stretch
Tulsa, Oklahoma	138,000	Stretch
Waxahachie, Texas	361,000	Custom, Canliners
West Hill, Ontario, Canada	138,000	Food contact
Wright Township, Pennsylvania	433,000	Custom, PROformance and stretch

Total	3,568,000

We believe that all of our properties are well maintained and in good condition, and that the current operating facilities are adequate for present and immediate future business needs.

As of October 31, 2016, our manufacturing facilities had a combined average annual production capacity exceeding one billion pounds.

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

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “AEPI.” The high and low per share sales prices for our common stock, as reported by the Nasdaq Global Select Market for the two fiscal years ended October 31, 2015 and 2016, respectively, are as follows:

	Price Range
Fiscal Year and Period	High	Low
2015
First quarter (November-January)	$58.88	$43.10
Second quarter (February-April)	60.64	35.20
Third quarter (May-July)	62.75	42.98
Fourth quarter (August-October)	84.71	47.43
2016
First quarter (November-January)	$93.94	$71.44
Second quarter (February-April)	85.20	60.10
Third quarter (May-July)	94.91	56.89
Fourth quarter (August-October)	114.05	75.26

On January 11, 2017, the closing price for a share of our common stock, as reported by the Nasdaq Global Select Market, was $119.05.

Holders

On January 11, 2017, our common stock was held by over 1,000 stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

From December 1995 through the end of fiscal 2015, we did not pay dividends to stockholders. However, starting with the first quarter of fiscal 2016, the Board declared quarterly cash dividends to stockholders of record of $0.25 per common share and paid $3.8 million in cash dividends during fiscal 2016. In the fourth quarter of fiscal 2016, the Board declared a cash dividend to stockholders of record of $0.25 per common share and paid $1.3 million for such cash dividend in the first quarter of fiscal 2017 on November 16, 2016. Any determination to declare and pay cash dividends on our common stock in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial performance and condition, capital requirements, contractual restrictions under our line of credit and the Merger Agreement, restrictions imposed by applicable law and other factors that our Board of Directors may deem relevant.

Purchases of Equity Securities by the Issuer

There were no shares of our common stock repurchased during the fiscal year ended October 31, 2016.

Performance Graph

The following graph compares, for the five-year period ended on October 31, 2016, the cumulative total stockholder return of our common stock against the cumulative total stockholder return of:

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

The graph assumes $100 was invested on October 31, 2011 in our common stock, the S&P 500 Index and the peer group consisting of ten companies, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	For the Years Ended October 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,095,830	$1,141,391	$1,192,990	$1,143,852	$1,152,535
Gross profit	190,343	181,662	121,905	154,472	182,743
Operating income(1)(3)	66,507	62,718	9,861	33,316	55,648
Interest expense(6)	(19,882)	(18,790)	(19,571)	(18,713)	(19,077)
Other (expense) income, net(2)	(103)	317	270	1,360	829
Income (loss) before (provision) benefit for income taxes	46,522	44,245	(9,440)	15,963	37,400
(Provision) benefit for income taxes	(17,720)	(15,408)	3,934	(5,215)	(14,248)
Net income (loss)	$28,802	$28,837	$(5,506)	$10,748	$23,152
Basic Earnings (Loss) per Common Share:
Net income (loss) per common share	$5.64	$5.66	$(1.03)	$1.93	$4.20

Diluted Earnings (Loss) per Common Share:
Net income (loss) per common share	$5.60	$5.64	$(1.03)	$1.92	$4.16

Cash dividends declared per common share(4)	$1.00	—	—	—	—

	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data (at period end):
Total assets(5)	$392,631	$438,094	$444,225	$468,231	$427,501
Total debt (including current portion and capital leases)(5)(6)	135,525	211,315	253,610	238,934	213,390
Shareholders’ equity	113,292	89,648	59,697	85,413	73,729

(1)	Fiscal year 2014 included $2.1 million in business interruption insurance recoveries resulting from damages sustained in the relocation of equipment purchased from Transco in Quebec, Canada to our Bowling Green, Kentucky facility.

(2)	Fiscal years 2013 and 2012 includes a gain on bargain purchase of a business of $1.0 million and $17,000, respectively.

(3)	Fiscal year 2016 includes $4.1 million in transaction costs incurred related to the proposed Integrated Mergers (see Note 3).

(4)	Starting with the first quarter of fiscal 2016, the Board declared quarterly cash dividends to stockholders of record of $0.25 per common share and paid $3.8 million in cash dividends during fiscal 2016. In the fourth quarter of fiscal 2016, the Board declared a cash dividend to stockholders of record of $0.25 per common share and paid $1.3 million for such cash dividend in the first quarter of fiscal 2017 on November 16, 2016.

(5)	Amounts differ from prior year presentation due to the Company’s adoption of ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, requiring debt issuance costs to be presented as a deduction from the corresponding liability. In accordance with the guidance, the Company retroactively applied the guidance resulting in the reclassification of debt issuance costs of $2.1 million, $2.7 million, $3.3 million and $3.9 million from total assets to long-term debt in fiscal 2015, 2014, 2013 and 2012, respectively.

(6)	On October 13, 2016, with Board approval, the Company redeemed $75 million of the $200 million aggregate principal amount of the 8.25% senior notes due 2019 and paid a call premium of 2.06% which equated to $1.5 million and is included in interest expense in the consolidated statement of operations for fiscal 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Merger with Berry Plastics Group

On August 24, 2016, the Company entered into the Merger Agreement with Berry, Holdings, Merger Sub and Merger Sub LLC, whereby Berry will acquire the Company for a combination of cash and stock through a two-step merger process that will result in the Company merging with and into an indirect, wholly owned limited liability company subsidiary of Berry. On December 7, 2016, the Company, Berry, Holdings, Merger Sub and Merger Sub LLC entered into the Merger Agreement Amendment. The Integrated Mergers are expected to close shortly after the special meeting of the Company’s stockholders scheduled for January 18, 2017, although consummation of the Integrated Mergers is subject to customary conditions, including the approval by the holders of at least a majority of the outstanding shares of the Company’s common stock entitled to vote thereon of each of the base merger consideration proposal and the alternative merger consideration proposal. For additional information related to the Merger Agreement, refer to the definitive proxy statement/prospectus filed with the SEC on December 15, 2016.

Market Conditions

As discussed above, the primary raw materials used in the manufacture of our products are PE and PVC resins, which combined total approximately 99% of our total plastic resin purchases by volume for the fiscal year ended October 31, 2016. The three month simple average prices per pound, as published by Chem Data, were as follows:

	Polyethylene Butene Film		PVC
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
1st Quarter	$0.68	$0.82	$0.74	$0.87
2nd Quarter	0.69	0.73	0.76	0.76
3rd Quarter	0.73	0.78	0.80	0.77
4th Quarter	0.76	0.70	0.82	0.75

During the fiscal year ended October 31, 2016, PE resin costs increased due to temporary supply disruptions, including planned maintenance activities and some unexpected operating issues. We believe that the addition of significant new PE resin capacity will put downward pressure on resin prices in fiscal 2017.

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

Costs related to the Integrated Mergers

Our gross profit may not be comparable to that of other companies, since some companies include all the costs related to their distribution network in costs of sales and others, like us, include costs related to the shipping and handling of products to customers in delivery expenses, which is not a component of our cost of sales.

Results of Operations

Fiscal 2016 Compared to Fiscal 2015

The following table presents selected financial data for fiscal 2016 and 2015 (dollars per pound sold is calculated by dividing the applicable consolidated statement of operations category by pounds sold in the period):

	For the Years Ended October 31,
	2016		2015		% increase /(decrease) of $	$ increase/ (decrease)
	$	$ Per pound sold	$	$ Per pound sold
	(in thousands, except for per pound data)
Net sales	$1,095,830	$1.14	$1,141,391	$1.22	(4.0)%	$(45,561)
Gross profit	190,343	0.20	181,662	0.19	4.8%	8,681
Operating expenses:
Delivery	47,690	0.05	49,879	0.05	(4.4)%	(2,189)
Selling	38,516	0.04	37,788	0.04	1.9%	728
General and administrative	37,620	0.04	32,592	0.04	15.4%	5,028

Total operating expenses	$123,826	$0.13	$120,259	$0.13	3.0%	$3,567

Pounds sold		964,727 lbs.		939,049 lbs.

Net Sales

The decrease in net sales for fiscal 2016 versus fiscal 2015 was the result of a 6% decrease in average selling prices, primarily due to the pass through of lower resin costs negatively affecting net sales by $70.4 million partially offset by a 3% increase in sales volume positively affecting net sales by $29.3 million. Fiscal 2016 also included a $4.5 million negative impact of foreign exchange relating to our Canadian operations.

Gross Profit

There was a $3.8 million increase in the LIFO reserve during fiscal 2016 versus a $26.6 million decrease in the LIFO reserve during fiscal 2015, representing an increase of $30.4 million year-over-year. Excluding the impact of the LIFO reserve change during fiscal 2016, gross profit increased $39.1 million primarily resulting from improved material margins and increased volumes sold. Fiscal 2016 also included a $0.7 million negative impact of foreign exchange relating to our Canadian operations.

Operating Expenses

Operating expenses increased $3.6 million during fiscal 2016 versus fiscal 2015 primarily due to $4.1 million of transaction costs associated with the proposed Integrated Mergers, a $1.7 million increase in the provision related to employee cash performance incentives and a $0.4 million increase in share-based compensation expense associated with our performance units, partially offset by lower fuel costs of $2.6 million during fiscal 2016 and a decrease in bad debt expense of $1.6 million primarily due to customers’ bankruptcy filings in fiscal 2015. Fiscal 2016 also included a $0.4 million positive impact of foreign exchange related to our Canadian operations.

(Loss) gain on sales of property, plant and equipment, net

Included in gain on sales of property, plant and equipment, net of $1.3 million for fiscal 2015 is a $1.2 million gain related to the sale of a warehouse in Texas.

Interest Expense

Interest expense for fiscal 2016 increased $1.1 million as compared to the prior fiscal year primarily resulting from a call premium payment of $1.5 million due to the partial redemption of our 2019 notes and $0.6 million write-off of debt fees associated with the partial redemption of our 2019 notes partially offset by lower average borrowings on our credit facility resulting in a $0.7 million decrease in interest expense as compared to the prior fiscal year and a reduction of interest expense on our senior notes of $0.3 million due to the partial redemption of our 2019 notes.

Income Tax Provision

The provision for income taxes for fiscal 2016 was $17.7 million on income before the provision for income taxes of $46.5 million. The difference between the effective tax rate of 38.1% and the U.S. statutory tax rate of 35.0% primarily relates to a provision for state taxes in the United States, net of federal benefit (+2.8%), a true-up of prior year estimate in the United States (+0.7%), partially offset by permanent differences (-0.5%).

The provision for income taxes for fiscal 2015 was $15.4 million on income before the provision for income taxes of $44.2 million. The difference between the effective tax rate of 34.8% and the U.S. statutory tax rate of 35.0% primarily relates to permanent differences (-3.5%), partially offset by a provision for state taxes in the United States, net of federal benefit (+3.3%).

Key Operating Performance Indicator—Adjusted EBITDA

Management believes Adjusted EBITDA is a key operating performance indicator for the Company. Adjusted EBITDA for fiscal 2016, 2015 and 2014 was $112.8 million, $76.1 million and $46.1 million, respectively.

We define Adjusted EBITDA as net income (loss) before discontinued operations, interest expense, income taxes, depreciation and amortization, changes in LIFO reserve, other non-operating income (expense), net, share-based compensation expense (income) and transaction costs associated with the proposed Integrated Mergers. We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results, including our return on capital and operating efficiencies, from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, changes in LIFO reserve (a non-cash charge/benefit to our consolidated statements of operations), other non-operating items, share-based compensation and transaction costs associated with the proposed Integrated Mergers. Furthermore, we use Adjusted EBITDA for business planning purposes and to evaluate and price potential acquisitions. The Company further emphasizes the importance of Adjusted EBITDA as an operating performance measure by utilizing a similarly defined metric as the sole performance measure in its annual bonus plan and performance unit program. In addition to its use by management, we also believe Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our Company and other companies in the plastic films industry. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(in thousands)	(in thousands)	(in thousands)
Net income (loss)	$28,802	$28,837	$(5,506)
Provision (benefit) for income taxes	17,720	15,408	(3,934)
Interest expense	19,882	18,790	19,571
Depreciation and amortization expense	29,476	31,567	31,507
Increase (decrease) in LIFO reserve	3,835	(26,615)	3,647
Transaction costs associated with proposed mergers	4,143	—	—
Other non-operating expense (income)	103	(317)	(270)
Share-based compensation	8,817	8,403	1,073

Adjusted EBITDA	$112,778	$76,073	$46,088

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

Gross Profit

There was a $26.6 million decrease in the LIFO reserve during fiscal 2015 versus a $3.7 million increase in the LIFO reserve during fiscal 2014, representing a decrease of $30.3 million year-over-year. Excluding the impact of the LIFO reserve change during fiscal 2015 gross profit increased $29.5 million primarily resulting from improved material margins partially offset by higher manufacturing costs, including health costs and utility costs of $2.6 million, an increase in share-based compensation expense associated with our performance units of $1.7 million, an increase in the provision related to employee cash performance incentives of $1.5 million and an asset impairment charge of $1.2 million related to the poor performance of a new machine. Fiscal 2015 also included a $1.4 million negative impact of foreign exchange relating to our Canadian operations.

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

(Loss) gain on sales of property, plant and equipment, net

Included in gain on sales of property, plant and equipment, net of $1.3 million for fiscal 2015 is a $1.2 million gain related to the sale of a warehouse in Texas.

Interest Expense

Interest expense for fiscal 2015 decreased $0.8 million as compared to the prior fiscal year primarily resulting from lower average borrowings on our credit facility decreasing interest expense by $0.7 million and lower interest expense related to our capital lease obligations of $0.1 million as compared to the prior fiscal year.

Income Tax Provision

The provision for income taxes for fiscal 2015 was $15.4 million on income before the provision for income taxes of $44.2 million. The difference between the effective tax rate of 34.8% and the U.S. statutory tax rate of 35.0% primarily relates to permanent differences (-3.5%), partially offset by a provision for state taxes in the United States, net of federal benefit (+3.3%).

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

We believe we continue to maintain a strong balance sheet and sufficient liquidity to provide us with financial flexibility. As of October 31, 2016, we had a net debt position (current bank borrowings plus long term debt less cash and cash equivalents) of $132.8 million, compared with $193.3 million at the end of fiscal 2015. Availability under our credit facility and credit line available to our Canadian subsidiary for local currency borrowings was an aggregate of $145.2 million at October 31, 2016; however, certain provisions of the Merger Agreement currently restrict us from incurring more than $65 million thereunder in the ordinary course without the consent of Berry.

Our working capital amounted to $87.0 million at October 31, 2016 compared to $121.0 million at October 31, 2015. We used the LIFO method for determining the cost of approximately 89% of our total inventories at October 31, 2016. Under LIFO, the units remaining in ending inventory are valued at the oldest unit costs and the units sold in cost of sales are valued at the most recent unit costs. If the FIFO method for valuing inventory had been used exclusively, working capital would have been $108.9 million and $139.1 million at October 31, 2016 and October 31, 2015, respectively. During the twelve months ended October 31, 2016, the LIFO reserve increased $3.8 million to $21.9 million primarily as a result of increased resin costs. Despite the likely negative effects on our results of operations and our financial condition during periods of rising inventory costs, we believe the use of LIFO maximizes our after tax cash flow from operations.

We believe that our expected cash flows from operations, assuming no material adverse change, combined with the availability of funds under our worldwide credit facilities, will be sufficient to meet our working capital and debt service requirements and planned capital expenditures and dividends for at least the next 12 months; provided, such belief assumes we are a stand-alone company and we do not make any forward-looking statements regarding our liquidity following the consummation of the Integrated Mergers.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing of our operations for each of the past three fiscal years:

	For the Years Ended October 31,
	2016	2015	2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$84,374	$70,483	$23,649
Investing activities	(15,913)	(8,496)	(26,390)
Financing activities	(84,773)	(42,219)	(8,835)
Effect of exchange rate changes on cash	(179)	(468)	(876)

(Decrease) increase in cash and cash equivalents	$(16,491)	$19,300	$(12,452)

Note: See consolidated statements of cash flows included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.

Operating Activities

Our cash and cash equivalents were $3.7 million at October 31, 2016, as compared to $20.2 million at October 31, 2015. Cash provided by operating activities during fiscal 2016 was $84.4 million, which includes net income of $28.8 million adjusted for items to reconcile net income to cash provided by operating activities totaling $48.9 million primarily related to depreciation and amortization of $29.5 million, $8.8 million in share-based compensation, an increase in LIFO reserve of $3.8 million and a $1.9 million provision for deferred income taxes. Cash provided by operating activities includes a $4.1 million decrease in trade working capital, excluding the non-cash effects of LIFO, (accounts receivable plus inventories less accounts payable) primarily due to a reduction of inventory quantities on hand and lower sales in the month of October 2016 as compared to the month of October 2015, and a $2.7 million increase in accrued expenses primarily as a result of an increase in accrued expenses associated with our incentive payments to employees and an increase in accrued expenses due to the proposed Integrated Mergers.

Investing Activities

Net cash used in investing activities during fiscal year 2016 was $15.9 million resulting from capital expenditures during the period, primarily increasing capacity in our custom films and improving efficiency in our canliner businesses.

Financing Activities

Net cash used in financing activities during fiscal 2016 was $84.8 million, resulting primarily from the Company’s redemption of $75 million of the $200 million 8.25% senior notes due 2019 (plus a $1.5 million payment of a call premium), $3.8 million of cash dividends paid, $2.3 million in principal payments on capital lease obligations, $2.0 million in payments of withholding taxes related to our performance units, $0.9 million full and final payment of our Pennsylvania industrial loan and $0.5 million of fees paid and capitalized related to Amendment No. 2 to our credit facility.

Sources and Uses of Liquidity

Credit Facilities

We maintain a credit facility with Wells Fargo. On January 29, 2016, we entered into Amendment No. 2 to the credit facility that, among other things, extended the maturity date of the credit facility from February 21, 2017 to February 1, 2019. The maximum borrowing amount remains the same at $150.0 million with a maximum for letters of credit of $20.0 million. The credit facility is secured by liens on most of our domestic assets (other than real property and equipment) and on 66% of our ownership interest in certain foreign subsidiaries. On September 13, 2016, we entered into Amendment No. 3 to the credit facility. Under Amendment No. 3 the agent and lenders consented to the redemption of up to $75 million aggregate principal amount of the 8.25% senior notes due 2019, together with accrued and unpaid interest and any premium thereon, and agreed to certain amendments to the credit facility to adjust certain permitted transaction baskets in connection with the redemption of the senior notes.

We utilize the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. Availability at October 31, 2016 and October 31, 2015 under the credit facility was $141.5 million and $147.1 million, respectively.

In addition to the amounts available under the credit facility, we also maintain a credit facility at our Canadian subsidiary which is used to support operations and is serviced by local cash flows from operations. There were no borrowings outstanding under the Canadian credit facility at October 31, 2016 and October 31, 2015. Availability under the Canadian credit facility at October 31, 2016 and October 31, 2015 was $5.0 million Canadian dollars (US$3.7 million and US$3.8 million, respectively).

Notwithstanding the availability under the credit facilities, certain provisions of the Merger Agreement currently restrict us from incurring more than $65 million in the ordinary course thereunder without the consent of Berry. Please refer to Note 8 of the consolidated financial statements for further discussion of our debt.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of October 31, 2016 were as follows:

For the Years Ended October 31,	Borrowings(1)	Interest on Fixed Rate Borrowings(2)	Capital Leases, Including Amounts Representing Interest	Operating Leases	Total Commitments
	(in thousands)
2017	$136	$10,412	$2,495	$8,081	$21,124
2018	141	10,406	2,479	6,901	19,927
2019	126,446	5,331	2,261	5,144	139,182
2020	151	84	469	3,665	4,369
2021	157	79	64	3,050	3,350
Thereafter	2,112	61	—	6,148	8,321

Total	$129,143	$26,373	$7,768	$32,989	$196,273

(1)	Borrowings include $125.0 million aggregate principal amount of 2019 notes, a $2.8 million ten-year mortgage note due August 2022 related to the purchase of the Company’s corporate headquarters and $1.3 million under our credit facility maturing on February 1, 2019. See Note 8 of the consolidated financial statements for further discussion of our debt.

(2)	In connection with the mortgage note on the Company’s corporate headquarters, we entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. that fixes the interest rate at 3.52% per year and matures on July 25, 2022.

In addition to the amounts reflected in the table above:

Due to the anticipated timing of the consummation of the Integrated Mergers, the timing and amount of most capital expenditures incurred during fiscal 2017 will be determined by Berry following the consummation of the Integrated Mergers.

We expect to contribute $0.2 million during fiscal 2017 to fund the Canadian defined benefit plan and $0.1 million to fund the AEP Alabama Union Employees’ defined benefit plan. With regards to the U.S. 401(k) Savings Plan (“401(k) Plan”), we estimate contributing $3.5 million in cash in February 2017 to the 401(k) Plan effective for the 2016 year contributions.

We expect approximately 68,000 performance units to vest in January 2017 prior to the consummation of the Integrated Mergers, provided that each employee continues to be employed by the Company on the respective anniversary dates. Settlement of the units is based on the Company’s stock price on the anniversary date and will be settled at the employees’ option in cash, Company stock, or a combination thereof. Historically, a significant majority of performance units have been settled in cash. Assuming all units are settled in cash, the amount of expected cash that will be used to settle the 68,000 performance units expected to vest during fiscal 2017 would be $8.1 million, based on a stock price of $119.05 per common share of the Company, the closing price on the Nasdaq Global Select Market on January 11, 2017.

The Merger Agreement provides for specified treatment of the outstanding options, restricted stock and performance units in connection with the consummation of the Integrated Mergers.

In connection with the Integrated Mergers, the Company must pay Merrill Lynch, Pierce, Fenner & Smith Incorporated, its financial advisor, a fee of approximately $11.5 million, $1.0 million of which was paid in connection with the delivery of its opinion with the remainder payable upon the successful completion of the Integrated Mergers.

If the Merger Agreement is terminated, in certain circumstances the Company may be required to pay Berry a termination fee of $20 million and/or reimbursement of its expenses of up to $5 million. See Item 1A, Risk Factors, “Risks Related to the Integrated Mergers—While the Merger Agreement is in effect, we are subject to restrictions on our business activities and our pursuit of strategic alternatives.”

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

Interest Rates

The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At October 31, 2016, the carrying value of our total debt was $136.5 million (without netting of $0.9 million unamortized senior note debt fees costs) of which $135.2 million was fixed rate debt (2019 notes, mortgage note and capital leases). As of October 31, 2016, the estimated fair value of our 2019 notes, which had a carrying value of $125.0 million (without netting of $0.9 million unamortized senior note debt fee costs) was $127.8 million. As of October 31, 2016, the carrying value of our mortgage note and capital leases was $10.2 million which approximates fair value because the interest rates on these debt instruments approximate market yields for similar debt instruments.

Floating rate debt at October 31, 2016 and October 31, 2015 totaled $1.3 million and zero, respectively. Based on the average floating rate debt outstanding during fiscal 2016 (our credit facility), a one-percent increase or decrease in the average interest rate during the period would have resulted in an immaterial change to interest expense for fiscal 2016.

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

The following financial statements and accompanying schedule and related report of our independent registered public accounting firm are set forth in a separate section of this Form 10-K beginning on page 84 and are hereby incorporated by reference.

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

As of October 31, 2016, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2016.

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

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of October 31, 2016, the end of our fiscal year. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2016.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The executive officers and directors of the Company as of January 17, 2017 are as follows:

Name	Age	Title
J. Brendan Barba	75	Chairman and Chief Executive Officer
Paul M. Feeney	74	Executive Vice President, Finance and Chief Financial Officer and Director
John J. Powers	52	President, Chief Operating Officer and Director
Paul C. Vegliante	51	Executive Vice President, Operations
David J. Cron	62	Executive Vice President, Manufacturing
Robert W. Cron	69	Executive Vice President, Sales and Marketing
Lawrence R. Noll	68	Vice President, Tax and Administration
James B. Rafferty	64	Vice President and Treasurer
Linda N. Guerrera	49	Vice President, Finance, and Controller
Robert T. Bell	73	Director
Ira M. Belsky	64	Director
Richard E. Davis	74	Director
Frank P. Gallagher	73	Director
Lee C. Stewart	68	Director

J. Brendan Barba has served as Chief Executive Officer and a director of the Company since he co-founded the Company in 1970 and has been Chairman of the Board since 1985. From 1970 to November 2015 he served as President. Mr. Barba has led the Company as its principal executive officer and a director for over 46 years and as Chairman for over 31 years. Mr. Barba has a unique perspective and understanding of the Company’s business, culture and history, having led the Company through many economic cycles, global expansion and curtailment, acquisitions and dispositions, and other key operational initiatives. His day-to-day leadership of the Company gives him critical insights into the Company’s operations, strategy and competition, and he facilitates the Board’s ability to perform its oversight function. Throughout his career at the Company, he has demonstrated strong technical, marketing, strategic, and operational expertise and he possesses in-depth knowledge of the plastic packaging films industry on a global basis.

Paul M. Feeney has served as Executive Vice President, Finance, Chief Financial Officer and a director of the Company since 1988. From 1980 to 1988, he served as Vice President and Treasurer of Witco Corporation, a chemical products corporation.

Mr. Feeney has led the Company as its principal financial officer and a director for over 28 years. Mr. Feeney has a unique perspective and understanding of the Company’s business, culture and history, having led the Company through many economic cycles, global expansion and curtailment, acquisitions and dispositions, and other key operational initiatives. His day-to-day leadership of the Company gives him critical insights into the Company’s financial performance, operations and strategy, and he facilitates the Board’s ability to perform its oversight function. Throughout his career at the Company, he has demonstrated strong financial reporting, finance, accounting, strategic, and operational expertise and he possesses in-depth knowledge of the plastic packaging films industry on a global basis.

John J. Powers has served as President and Chief Operating Officer of the Company since November 2015. He has been a director of the Company since November 2013. Mr. Powers served as the Company’s Executive Vice President, Sales and Marketing from 1996 to 2015. Previously, he served the Company as Vice President, Custom Film Division from 1993 to 1996 and various sales positions from 1989 to 1992.

Mr. Powers has been part of the Company’s executive leadership team for over 21 years and has been with the Company for over 28 years. Therefore, Mr. Powers has a unique perspective and understanding of the Company’s business, culture and history. Throughout his career at the Company, he has demonstrated strong expertise regarding sales, marketing and operations generally, and he possesses in-depth knowledge of the plastic packaging films industry on a global basis.

Paul C. Vegliante has been our Executive Vice President, Operations since December 1999. Prior thereto, he was our Vice President, Operations since June 1997 and held various other positions with us since 1994.

David J. Cron has been our Executive Vice President, Manufacturing since June 2016. Previously, he was our Senior Vice President, Manufacturing from November 2011 to June 2016, and held various administrative and manufacturing positions with us since 1976.

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

James B. Rafferty has been our Vice President and Treasurer since November 1996. Previously, he was our Secretary from April 2007 to June 2011 and our Assistant Treasurer from July 1996 to November 1996. From 1989 to 1995, Mr. Rafferty was Director of Treasury Operations at Borden, Inc.

Linda N. Guerrera has been our Vice President, Finance, and Controller since April 2016. Previously, she was our Vice President and Controller from April 2007 to April 2016, Director of Financial Reporting from September 2006 to April 2007, and our Assistant Controller—International Operations from October 1996 to September 2006. Prior to joining the Company, Ms. Guerrera was a manager at Arthur Andersen LLP in New York City.

Robert T. Bell has served as a director of the Company since 2006. Mr. Bell has been an independent financial consultant since 1999. Mr. Bell has served as the Member/Manager of Foundation Consultants LLC since 2002. He served as the Executive Director of the Charles B. Wang International Foundation from 1999 to June 30, 2016, and the Executive Director of the Charles B. Wang Foundation from 1988 to 1999 (merged into International in 2012). From 1965 to 1998, he worked as a Certified Public Accountant for Mendelsohn, Kary, Bell & Natoli, LLP, including as a Partner (1973—1998) and as Managing Partner (1986—1996). Mr. Bell has been a member of the Board of Directors of a number of public charities and private entities throughout his career, including currently with Smile Train Inc. (public charity; serves as Chair on the Audit Committee), the Memorial Day Nursery of Paterson, Inc. (private entity; serves as Chair on the Finance Committee and member of the Compensation Committee), the New York Islanders Children’s Foundation (public charity) and the Charles B. Wang Community Health Center (public charity; serves as Finance Committee Chair and on Audit Committee).

Mr. Bell’s long tenure as a certified public accountant, as well as his civic leadership roles, has provided him with significant experience and expertise on accounting and financial reporting matters, including for public companies. Based on the foregoing, the Board has determined that Mr. Bell is a financial expert in accordance with SEC rules. As the executive director of significant foundations, he also has broad-based senior leadership, global and finance expertise.

Ira M. Belsky has served as a director of the Company since 2011. Mr. Belsky is a seasoned executive, attorney and investor. From 1999 through June 2002, he was Executive Vice President, Business Development and Legal Affairs, and a member of the Executive Committee of FreeRide.com L.L.C., an internet-based media business. Prior to that, he served as special counsel to Time Warner Inc. From 1996 through April 1998, Mr. Belsky served as Senior Vice President, General Counsel and Secretary of Six Flags Entertainment Corporation, a leading national theme park company. Mr. Belsky practiced law with the international law firm O’Melveny & Myers in Los Angeles and New York, where his practice was focused on securities, mergers and acquisitions, and general corporate affairs. Mr. Belsky is a graduate of Stanford Law School and the University of Pennsylvania.

Mr. Belsky has a broad background in legal, governance, financial reporting and general corporate and finance matters, and he possesses extensive senior leadership skills from his service as in-house and outside general counsel to numerous companies as well as various executive management positions. In addition, as a securities attorney, he was involved with numerous public offerings and mergers and acquisitions, and the representation of public reporting companies.

Richard E. Davis has served as a director of the Company since 2004. Mr. Davis has been the Vice President, Finance and Chief Financial Officer of Glatt Air Techniques, Inc., a supplier of solids processing technology to pharmaceutical and manufacturing organizations, since 1988. Since 1988, Mr. Davis also has served as the Vice President of Nortec Development Associates Inc. (an affiliate of Glatt Air Techniques Inc.), providing contract research services. From 1985 to 1988, he was Vice President, Finance and Chief Financial Officer of The GMI Group, a conglomerate with computer graphics, advertising, audio/visual presentations, music and book publishing operations.

Mr. Davis has a broad background in accounting and financial reporting, and he possesses extensive senior leadership and global expertise, based on his service as the principal financial officer at multinational companies, as an auditor for three years and as a teacher of accounting courses at the college and graduate school level. Based on the foregoing, the Board has determined that Mr. Davis is a financial expert in accordance with SEC rules. Mr. Davis has extensive knowledge of the manufacturing and pharmaceutical industries, two key industries served by the Company, based on his employment with Glatt Air Techniques. He also has significant knowledge of the Company based on his years of service as a director of the Company.

Frank P. Gallagher has served as a director of the Company since 2005. Since 2010, Mr. Gallagher has served as the Chairman and CEO of Aadyn Technology LLC, a privately held company that manufactures LED lights for the entertainment industry. From 1996 to 2003, Mr. Gallagher was a director of Coach USA, a transportation company, and also served as its Chairman of the Board (1999—2003), its CEO (2000—2001), and its Executive Vice President and Chief Operating Officer (1998—1999). Mr. Gallagher served as a director of Stagecoach Holding PLC, a transportation company from Perth, Scotland, from 2000 to 2001. From 1985 to 1998, he was the President of Community Coach, a transportation company. Mr. Gallagher is currently a director of ABC Company, a private entity.

Mr. Gallagher has a broad background in strategic and operational planning, and he possesses extensive senior leadership and board leadership expertise, based on his prior employment and board positions. Mr. Gallagher also has extensive knowledge of the transportation industry, a key industry served by the Company and a critical component of the Company’s operations.

Lee C. Stewart has served as a director of the Company since 1996. Mr. Stewart has been an independent financial consultant since March 2001. He served as Executive Vice President and Chief Financial Officer of Foamex International, Inc., a manufacturer of polyurethane products, from March to May 2001. From 1996 to 2001, he was Vice President of Union Carbide Corporation, a manufacturer of petrochemicals, where he was responsible for various Treasury and Finance functions. Prior to such time, Mr. Stewart was an investment banker for over 25 years, most recently with Bear Stearns & Co.,

Inc. for over 10 years. Mr. Stewart has a significant number of years of experience as a director of public companies, including currently one other company besides AEP. Since 2002, he has been a director of P.H. Glatfelter Company, an NYSE-listed company that is a global manufacturer of specialty papers and engineering products. He currently serves as Chair of the Compensation Committee and is a member of the Finance Committee. Previously, he was a director of ITC Holdings Corp., an NYSE-listed company that is an electrical transmission company, from 2005 until his resignation in October 2016 in connection with the sale of ITC Holdings. Prior to his resignation, he served as the Lead Director of the Board for ITC, and served on the Audit and Finance Committee and the Operations Committee. From May 2013 to October 2014, Mr. Stewart was a director of Momentive Performance Materials Inc., a specialty chemical company in silicones and advanced materials. Momentive filed a voluntary bankruptcy petition in April 2014 and it emerged successfully from bankruptcy in October 2014, at which point Mr. Stewart resigned from the Board.

Mr. Stewart has extensive knowledge of finance, capital raising and mergers and acquisitions based on his experience as a treasury officer, an investment banker and a financial consultant. Mr. Stewart also has significant public company board experience, from which he has expertise in finance, financial reporting, accounting, corporate governance, compensation, risk management, manufacturing and global matters. Based on the foregoing, the Board has determined that Mr. Stewart is a financial expert in accordance with SEC rules. In addition, Mr. Stewart has extensive knowledge of the key industries served by the Company based on his employment and board experience. He also has significant knowledge of the Company based on his 18 years of service as a director of the Company.

Family Relationships between Directors and Executive Officers

Mr. Powers and Mr. Vegliante are sons-in-law of Mr. Barba. Further, David Cron and Robert Cron are brothers and are the first cousins of Mr. Barba. Additionally, Ms. Guerrera is the daughter-in-law of Mr. Feeney.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, our executive officers and persons who beneficially own more than 10% of a registered class of our equity securities (“insiders”) to file reports with the SEC regarding their pecuniary interest in our equity securities and any changes thereto, and to furnish copies of these reports to us. Based on the Company’s review of the insiders’ forms furnished to the Company or filed with the SEC, no insider failed to file on a timely basis a Section 16(a) report in fiscal 2016 except as set forth below.

Robert Cron, one of our executive officers, failed to timely file two transactions on Form 4 during fiscal 2016. On January 5, 2016 and January 13, 2016, shares of common stock were withheld to satisfy his tax withholding obligation related to the vesting of earned performance units, and these transactions were reported on Form 4 on January 26, 2016.

Mr. Barba, one of our directors and executive officers, failed to timely file the acquisition of 36,031 shares of common stock held in certificate form on Form 4 when acquired in 1996. This transaction was reported on Form 4 on June 20, 2016.

KSA Capital Management, LLC, one of our beneficial owners of more than 10% of our common stock, failed to timely file one transaction on Form 4 during fiscal 2016. On December 3, 2015, 38,536 shares of our common stock were distributed in-kind from a private investment fund managed by KSA Capital Management, LLC to an investor in partial satisfaction of a withdrawal from the private investment fund. This transaction was reported on Form 4 on February 12, 2016.

Code of Conduct

The Board has adopted a Code of Conduct, which sets out the basic principles to guide the actions and decisions of our employees, directors and officers, including our principal executive officer,

principal financial officer and principal accounting officer. The Code of Conduct addresses, among other things, ethical principles, insider trading, conflicts of interest, compliance with laws and confidentiality. The Code of Conduct can be found on the Investor Relations section of our website at www.aepinc.com. Any amendments to the Code of Conduct, or any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq, will be posted on our website in the Investor Relations section.

Audit Committee

Robert T. Bell, Ira M. Belsky, Richard E. Davis and Lee C. Stewart are members of the Audit Committee. The Board has affirmatively determined, after considering all of the relevant facts and circumstances that each member of the Audit Committee is independent under the applicable rules of the Nasdaq Global Select Market (“Nasdaq”). The Board has further determined that three Audit Committee members, Messrs. Bell, Davis and Stewart, qualify as “audit committee financial experts” in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee (the “Committee”), composed entirely of independent directors, administers the executive compensation program of the Company, including reviewing annually all compensation decisions relating to the Company’s executive officers. This section of the Form 10-K explains how the Company’s compensation programs are designed and operate in practice with respect to the Chief Executive Officer, the Chief Financial Officer and the other executive officers named in the “Summary Compensation Table for Fiscal 2016” (the “named executive officers”).

“Target annual compensation” referred to herein consists of base salary, a target cash bonus (short-term incentive) in accordance with the MIP, target performance unit grants (long-term incentive) and a company car allowance.

Compensation matters relevant to the Integrated Mergers are not addressed in this Item 11. Stockholders are encouraged to review the Company’s prospectus delivered in connection with the special meeting of stockholders to approve, among other things, the Integrated Mergers, for such information.

Summary of Fiscal 2016 Target and Earned Annual Compensation

Components of Target Annual Compensation

CEO. In fiscal 2016, the CEO’s target annual compensation was comprised of a base salary and company car allowance (24% of target annual compensation), a target annual cash incentive bonus (18%) and target long-term equity incentive compensation (58%). Therefore, 76% of the CEO’s target annual compensation in fiscal 2016 was “at risk” performance-based compensation.

Other Named Executive Officers. In fiscal 2016, the target annual compensation of the other named executive officers was comprised of a base salary and company car allowance (an average of 52% of target annual compensation), a target annual cash incentive bonus (28%) and target long-term equity incentive compensation (20%). Therefore, on average, 48% of the target annual compensation of the other named executive officers in fiscal 2016 was “at risk” performance-based compensation.

See “—Compensation Philosophy, Program Objectives, and Key Features” for a discussion of how each component of compensation is intended to satisfy one or more of the Committee’s compensation objectives.

Fiscal 2016 Target Annual Compensation Determinations

The Compensation Committee generally reviewed and determined target annual compensation of named executive officers for fiscal 2016 in October 2015 through January 2016.

Messrs. Barba, Feeney, Powers and Vegliante. Prior to fiscal 2015, for fiscal years in which the Committee did not commission a benchmarking study, the Committee generally increased target annual compensation of named executive officers by an amount corresponding to the average salary change for all of the Company’s salaried and non-bargaining employees for such fiscal year, typically 3%. In particular, base salaries increased by 3%, the target cash bonus (in dollars) increased by 3% and the target dollar value of performance units increased by approximately 3%. In fiscal 2015, although the average salary change for all of the Company’s salaried and non-bargaining employees was 3%, the Committee departed from historical practice and determined not to increase the base salaries of Messrs. Barba, Feeney, Powers and Vegliante. In lieu of a base salary increase and a resulting increase in the dollar value of the target cash bonus for such named executive officers, the Committee determined to increase the target dollar value of their performance units by slightly more than historical practice, thereby increasing the already significant pay-for-performance focus of the compensation program. As a result, fiscal 2015 target annual compensation increased by a range of approximately 4% to 5%, as compared to fiscal 2014 target annual compensation, for Messrs. Barba, Feeney, Powers and Vegliante.

In fiscal 2016, the Committee determined to increase target annual compensation for Messrs. Barba, Feeney, Powers and Vegliante as if they had received an increase of 3% in each of fiscal 2015 and fiscal 2016 in lieu of the compensation program instituted for fiscal 2015. In furtherance thereof, base salaries increased by 3%, the target cash bonus (in dollars) increased by 3% and the change in the target dollar value of performance units varied from a decrease of 3% to an increase of 3%.

In addition, in connection with Mr. Powers’ promotion to President and Chief Operating Officer in November 2015, the Committee reviewed market data and determined to further increase Mr. Power’s compensation over a two-year transition period as he undertook increasing responsibilities in his new role, including oversight of various Company divisions. In November 2015, Mr. Powers’ target annual compensation increased from $792,000 in fiscal 2015 to $900,800 in fiscal 2016, including a base salary increase of $45,500 to $394,800, an increase in his target bonus from 50% to 60% of his base salary, and a $1,100 increase in the target dollar value of performance units to $269,100. In April 2016, upon Mr. Powers’ assumption of additional division oversight responsibilities, the Committee further increased his base salary to $415,000, which resulted in a corresponding increase in his target bonus (in dollars). Therefore, Mr. Powers’ target annual compensation for fiscal 2016 increased by approximately 17%.

David Cron. David Cron was promoted to Executive Vice President, Manufacturing and became an executive officer in June 2016. Therefore, David Cron’s target annual compensation in fiscal 2016 generally was determined by management, although the Committee did approve his target dollar value of performance units based on historical market data.

See “—Process for Making Compensation Determinations—Target Annual Compensation” for a description of how the components of target annual compensation generally are determined. The Committee also reviewed subjective factors for each named executive officer, although subjective factors did not result in material changes to the target annual compensation.

Fiscal 2016 Pay-For-Performance

The establishment of performance metrics generally is focused on the Company and its management team as a collective unit, to foster teamwork and maximize the Company’s performance. Management runs the Company to maximize Adjusted EBITDA, and the Company emphasizes this through its performance-based plans. Substantially the same definition of Adjusted EBITDA (“Adjusted

EBITDA (Performance Plans)”) is used to determine actual Company performance in the MIP and performance unit programs and both programs utilize one-year performance targets. See “—Adjusted EBITDA (Performance Plans) Definition” for the definition of Adjusted EBITDA (Performance Plans) and further discussion of why the Committee uses one performance measure for its incentive programs.

Fiscal 2016 Target Performance. Fiscal 2016 target performance goals corresponded to the Committee’s reasonable judgment of what would be a good outcome for the Company for fiscal 2016 based on information known at the time of such determination. Despite volatile pricing in the resin markets and otherwise challenging market conditions, the Committee and management believed it was important to incentivize employees by setting target performance goals at levels significantly above the prior fiscal year’s actual and target performance.

•

Fiscal 2016 MIP Earnings Target. The fiscal 2016 MIP Earnings Target was $87.2 million, a 16.4% increase from fiscal 2015 Adjusted EBITDA (Performance Plans) for purposes of the MIP of $74.9 million. The 2016 MIP Earnings Target also represented a 20.8% increase from the fiscal 2015 MIP Earnings Target of $72.2 million.

•

Fiscal 2016 Performance Unit Earnings Target. The fiscal 2016 Performance Unit Earnings Target was $76.6 million, a 2.3% increase from fiscal 2015 Adjusted EBITDA (Performance Plans) for purposes of the performance unit program of $74.9 million. The fiscal 2016 Performance Unit Earnings Target represented a 28.5% increase from the fiscal 2015 Performance Unit Earnings Target of $59.6 million.

Fiscal 2016 Actual Performance. The following table presents actual Adjusted EBITDA (Performance Plans) for purposes of the MIP and the performance unit program as compared to the threshold, target and maximum earnings performance goals for fiscal 2016. It also provides the percentage of MIP target bonus and percentage of performance units earned for fiscal 2016, which corresponded to each named executive officer earning 200% of the target cash bonus and 100% of the performance unit grant.

	Fiscal 2016 Adjusted EBITDA (Performance Plans)
	Performance Goals***			Actual Performance
	Threshold*	Target	Maximum**
		(in millions)		(in millions)	(% of Target)
MIP	$69.8	$87.2	$104.6	$110.1	126.3%
Performance Units	$61.3	$76.6	$76.6	$110.1	143.7%

*	For MIP, represents 80% of Target performance and equates to 50% of target bonus earned. For performance units, represents 80% of Target performance and equates to 80% of target performance units earned.

**	For MIP, represents 120% of Target performance and equates to 200% of target bonus earned. For performance units, represents 100% of Target performance and equates to 100% of target performance units earned.

***	There is a linear increase in the cash bonus and performance units earned between threshold, target and maximum amounts.

For further discussion of our annual cash incentive bonus plan and our long-term equity incentive compensation, see “—Fiscal 2016 Compensation Determinations—Annual Cash Incentive Bonus (MIP)” and “—Fiscal 2016 Compensation Determinations—Long-Term Equity Incentive Compensation.”

Say-On-Pay Stockholder Vote for 2016 Annual Meeting of Stockholders

The Company received 99% approval for its say-on-pay proposal at the 2016 annual meeting of stockholders. The Committee and the Board discussed the results of such stockholder vote in 2016. Given the high level of stockholder support, the Committee did not materially revise the Company’s compensation policies and decisions relating to the named executive officers as a result of such vote.

Compensation Philosophy, Program Objectives, and Key Features

The compensation program for named executive officers is designed to:

•	provide competitive pay commensurate with job scope and responsibilities in order to attract, retain and motivate key executives critical to the Company’s operations;

•	reward superior Company performance, including the achievement of financial and strategic goals, and to a lesser extent individual performance;

•	foster individual growth within the Company and long-term commitment to the Company; and

•	align the long-term interests of executives with those of stockholders through performance-based and long-term compensation awards and stock ownership guidelines.

The following table sets forth how each component of compensation is intended to satisfy one or more of the Committee’s compensation objectives.

	Component	Primary Purpose(s)	Key Features
FIXED	Base Salary and Car Allowance

•     Retains and attracts employees in a competitive market

•     Preserves an employee’s commitment during downturns in the plastic films industry and/or equity markets

•     Reflects experience, responsibilities, anticipated individual growth and other subjective factors

•     Determinations are based on employment agreement, the Adjusted Survey Target, promotions and to a lesser extent an evaluation of the individual’s experience and current performance. Also impacted by changes generally for salaried and non-bargaining employees

AT-RISK	Annual Cash Incentive Bonus	• Motivates and rewards achievement of annual performance measure • Retains and attracts employees for short term

•     Target bonus for each employee is a percentage of base salary

•     Earned bonus is 50% to 200% of target bonus if performance at least satisfies the threshold performance goal

•     Performance measure is Adjusted EBITDA (Performance Plans) compared to MIP Earnings Target. Target performance is set higher than the Company’s budget

Performance Units

•     Motivate and reward achievement of annual performance measure

•     Earned awards together with stock ownership guidelines ensure direct alignment with stockholders with focus on medium- and long-term fundamentals, with value of award at-risk based on trading price of common stock at vesting dates

•     Earned performance units are 80% to 100% of the target award if performance at least satisfies the threshold performance goal

•     Performance measure is Adjusted EBITDA (Performance Plans) compared to Performance Unit Earnings Target. Target performance is equal to the Company’s budget

•     Earned units vest pro rata on the first through fifth anniversaries of the grant date. Holders can elect common stock or equivalent cash once vested

Adjusted EBITDA (Performance Plans) Definition

Since fiscal 1997, the Committee has utilized the achievement of Adjusted EBITDA (Performance Plans) compared to the MIP Earnings Target as the applicable performance measure under the MIP. Since fiscal 2008, performance units are earned based on the achievement of Adjusted EBITDA (Performance Plans) compared to the Performance Unit Earnings Target. Beginning in fiscal 2010, substantially the same definition of Adjusted EBITDA (Performance Plans) has been used to calculate Company performance for both the MIP and performance unit programs. The adjustments in Adjusted EBITDA (Performance Plans) may be different than the adjustments disclosed for financial reporting purposes in this Form 10-K and otherwise.

Use of One Performance Measure for Incentive Programs. The Committee utilizes Adjusted EBITDA (Performance Plans) because it believes Adjusted EBITDA (Performance Plans) is an important measure of operating performance. Specifically, this measure focuses on the Company’s core operating results by removing the impact of the Company’s capital structure (interest expense from its outstanding debt), asset base (depreciation and amortization), foreign currency effects, tax consequences, specified non-core operating items, specified non-operating items, specified non-cash items and specified extraordinary items.

The Committee believes the single measure of Adjusted EBITDA is appropriate to utilize in its incentive programs. First, the Company is managed for Adjusted EBITDA and employees understand the performance measure and its components based on the long history of its utilization. In addition, there are key differences in the programs that provide materially different incentives to the participants. The Performance Unit Earnings Target corresponds to budgeted Adjusted EBITDA (Performance Plans), whereas the MIP Earnings Target represents budgeted Adjusted EBTIDA plus an additional dollar amount (recommended by management based on subjective factors, often materially higher than budget) intended to further motivate participants for the achievement of specific strategic or financial goals. Further, all participants in the performance unit program are subject to the Adjusted EBITDA measure for the Company, whereas most non-executive officer MIP participants are subject to only that portion of the Adjusted EBITDA performance target that corresponds to that portion of the Company’s business the performance of which a participant can reasonably influence. Also, earned cash bonuses under the MIP are paid to participants in January subsequent to fiscal year end, whereas performance unit awards are subject to significant market risk due to the five-year pro rata vesting from the grant date for earned performance units.

Defined. Adjusted EBITDA (Performance Plans) is defined as net income before interest expense, income taxes, depreciation and amortization, discontinued operations, non-core business operating income (expense), net, annual change in LIFO reserve, gain or loss on disposal of property, plant and equipment, non-operating income (expense) and share-based compensation expense (income), all as adjusted to remove foreign exchange effect. Further, the Committee has approved certain procedures in calculating Adjusted EBITDA (Performance Plans):

•

extraordinary items outside the ordinary course of business, such as a gain (provision) for the sale or acquisition of assets or a business, will be excluded from Adjusted EBITDA (Performance Plans) to the extent not included in the MIP Earnings Target or Performance Unit Earnings Target (the “Earnings Targets”); provided, however, extraordinary items will be included in Adjusted EBITDA (Performance Plans) to the extent of cash received;

•

accounting policy changes required by the SEC or the U.S. Financial Accounting Standards Board that are approved by such parties following the approval of the Earnings Targets will not be utilized to calculate Adjusted EBITDA (Performance Plans);

•	inter-unit management fees in effect on the date the Earnings Targets are approved by the Committee will be included in Adjusted EBTIDA (Performance Plans);

•	inter-unit royalty fees in effect on the date the Earnings Targets are approved by the Committee will be excluded from Adjusted EBTIDA (Performance Plans); and

•

vendor pricing credits will be included in Adjusted EBITDA (Performance Plans) in the fiscal year in which credits are earned, provided that the Company provides the Committee with sufficient and quantifiable support relating to such credit amounts if such credits are not included in the fiscal year-end financial statements, and provided further that any vendor pricing credits included in Adjusted EBITDA (Performance Plans) for a fiscal year will be excluded from Adjusted EBITDA (Performance Plans) in the following fiscal year.

Process for Making Compensation Determinations

Target Annual Compensation

In making annual compensation determinations for the named executive officers, the Committee primarily focuses on target annual compensation.

As discussed below in “—Benchmarking Data—Survey Target,” the Committee benchmarked fiscal 2013 compensation against the survey data from a study by Mercer to establish the target annual compensation for each named executive officer for fiscal 2013. The Committee primarily relied upon the 50th percentile target annual compensation from the survey data (the “Survey Target,” and as adjusted in subsequent years to take into account annual increases in target annual compensation, the “Adjusted Survey Target”). The Committee believed that the overall executive compensation program was sufficiently meeting its objectives and therefore determined not to engage Mercer to perform a comprehensive executive compensation review in subsequent fiscal years, except that Mercer was engaged to provide updated survey data for Mr. Powers for fiscal 2016 in connection with his promotion to President and Chief Operating Officer; references to Survey Target and Adjusted Survey Target herein include the fiscal 2016 update for Mr. Powers.

In establishing the amounts allocated to each component of target annual compensation, the Committee initially finalizes all compensation other than the target dollar value of the performance units. Base salaries and target cash bonuses (set forth as percentages of base salaries) are based on the Adjusted Survey Target and, to a lesser extent, subjective factors. The car allowance generally remains a constant dollar amount each fiscal year. Upon finalizing the foregoing components of target annual compensation, the Committee calculates a target dollar value for performance unit grants equal to the difference between the Adjusted Survey Target and the target annual compensation otherwise allocated to each named executive officer for the applicable fiscal year. The number of performance units actually granted is equal to the target dollar value divided by the closing price of the Company’s common stock on Nasdaq on the grant date, which occurs in the beginning of the next calendar year at the first regularly scheduled Committee meeting.

The named executive officers will earn their target annual compensation only to the extent target performance measures are achieved. To the extent target performance measures are not achieved or are exceeded, the named executive officers will earn compensation below or above the Adjusted Survey Target, respectively. The Committee generally does not utilize its discretion to provide additional compensation.

Compensation Differences Among Named Executive Officers

The Company does not have a fixed internal pay equity scale but rather determines the compensation for each role based on scope of responsibility and market rates of compensation. Benchmarking in establishing the Survey Target and the Adjusted Survey Target reflects the job responsibilities and positions of the named executive officers of the Company. The job responsibilities and positions of the named executive officers were, as of the date of Mercer’s 2013 study, and continued to be through fiscal 2016, as set forth below, with the exception of John Powers (addressed in Mercer’s 2016 update).

•

Mr. Barba, Chairman, President and Chief Executive Officer, led the management of the Company across all departments and was primarily responsible for the operations of the Company, and also served as the leader of the Board.

•

Mr. Feeney, Executive Vice President, Finance and Chief Financial Officer, was primarily responsible for the financial division of the Company; he shared significant responsibilities, leadership and decision-making authority with Mr. Barba, and served as a director on the Board.

•

Mr. Powers was promoted to President and Chief Operating Officer in November 2015, and became directly responsible for oversight of certain Company divisions and continued to report directly to Mr. Barba. Mr. Powers also served as a director of the Board.

•

David Cron was our Senior Vice President, Manufacturing when fiscal 2016 compensation determinations were made, and was responsible for a key operating division of the Company and reported to Mr. Barba. In June 2016, he was promoted to Executive Vice President, Manufacturing.

•	Mr. Vegliante, Executive Vice President, Operations, was responsible for a key operating division of the Company and reported to Mr. Powers beginning in fiscal 2016.

Advisors Utilized in Determination of Executive Compensation

Management. In determining the compensation of executive officers, the Committee receives significant input from Messrs. Barba and Feeney, who have a combined 74 years’ experience in their executive officer roles with the Company and have the most involvement in, and knowledge of, the Company’s business goals, strategies and performance, the overall effectiveness of the management team and each person’s individual contribution to the Company’s performance. For each named executive officer, the Committee is provided a compensation recommendation as well as information regarding the individual’s experience, current performance, potential for advancement and other subjective factors. Messrs. Barba and Feeney also provide recommendations for the performance metrics to be utilized in the performance-based compensation programs, the appropriate performance targets and analyses of whether such performance targets have been achieved (including recommended adjustments). The Committee retains the discretion to modify the recommendations of Messrs. Barba and Feeney and reviews such recommendations for their reasonableness based on individual and Company performance as well as market information. Messrs. Barba and Feeney do not provide input with respect to their own respective compensation.

The Committee works with management to set the agenda for Committee meetings, and Mr. Feeney is invited regularly to attend such meetings. The Committee also meets regularly in executive session to discuss compensation issues generally outside the presence of management, as well as to review the performance and determine the compensation of Messrs. Barba and Feeney.

Third-Party Consultants. The Committee engaged Mercer in the fourth quarter of fiscal 2015 to perform a compensation benchmarking assessment and market analysis with respect to the fiscal 2016 target annual compensation of Mr. Powers in connection with his promotion. The Committee previously engaged Mercer to conduct a review with respect to the fiscal 2013 executive compensation program for all executive officers at such time. As discussed below in “—Benchmarking Data—Survey Target,” the Committee continued to benchmark target annual compensation for fiscal 2016 with the survey data from Mercer’s 2013 study, except with respect to Mr. Powers.

Benchmarking Data—Survey Target

In connection with the fiscal 2013 executive compensation review, Mercer initially provided analyses using a peer group and survey data. The Committee determined to benchmark fiscal 2013 compensation against the survey data because the survey data included a significantly larger sample size of companies that aligned with the Company’s industry and business, and the survey data had better job position matches given the unique responsibilities of the Company’s executives. The survey analyses for base salaries and bonus targets were based on the average data from two surveys, (x) Mercer’s 2011 US report for companies with revenues of 0.5x to 2x of the Company’s revenues and

(y) Towers Watson’s 2011 US report for companies with revenues of 0.5x to 2.5x of the Company’s revenues, in each case only including non-durable manufacturing companies (or all manufacturing companies if non-durable manufacturing data was not available). The survey analysis for target long-term equity incentives was derived from Mercer’s proprietary interpolation tool using companies in the public, non-durable manufacturing industry. Survey data participants were not available to the Committee and therefore the Company cannot disclose the names of such participants.

In connection with the fiscal 2016 executive compensation review of Mr. Powers, Mercer provided an analysis using survey data of chief operating officers. The survey data for base salaries and bonus targets were based on the average data from two surveys, (x) Mercer’s 2015 US Executive Remuneration Suite survey and (y) Towers Watson Data Services’ 2015 CSR Top Management Compensation Survey—US, in each case only including non-durable manufacturing companies. The survey data for target long-term equity incentives was derived from Mercer’s proprietary interpolation tool using companies in the public, non-durable manufacturing industry. Survey data participants were not available to the Committee and therefore the Company cannot disclose the names of such participants.

Fiscal 2016 Compensation Determinations

Base Salary

Each named executive officer receives a base salary paid in cash. The employment agreements for each named executive officer established a base salary as of the agreement’s execution date, with annual increases guaranteed to be at least equal to the percentage increase in the Consumer Price Index for all Urban Consumers for the New York-Northeastern New Jersey metropolitan area as published by the Bureau of Labor & Statistics for the twelve months ended on the September 30th immediately prior to the applicable fiscal year. For the twelve months ended October 31, 2016, the Consumer Price Index for all Urban Consumers for the New York-Northeastern New Jersey metropolitan area increased by 1.2%. The Committee may increase base salaries further at its discretion.

The following table sets forth the base salaries approved for the named executive officers in fiscal 2016 and 2015, effective November 1 of each such fiscal year except as set forth below.

Name	Fiscal 2016 ($)		Fiscal 2015 ($)
J. Brendan Barba	987,500		958,700
Paul M. Feeney	477,700		463,800
John J. Powers	406,583	(1)	349,300
David J. Cron.	343,200		333,200
Paul C. Vegliante	326,800		317,300

(1)	In November 2015, Mr. Powers’ base salary increased to $394,800 in connection with his promotion. In April 2016, upon Mr. Powers’ assumption of additional division oversight responsibilities, the Committee further increased his base salary to $415,000.

Annual Cash Incentive Bonus (MIP)

Performance Target. Each named executive officer participates in the MIP, pursuant to which eligible employees earn a cash bonus upon the satisfaction of one or more annual performance targets established by the Committee. Since 1997, the Committee has utilized the achievement of Adjusted EBITDA (Performance Plans) compared to the MIP Earnings Target as the applicable performance measure under the MIP. The performance goal for each participant is dependent upon job classification, with the intent to capture that portion of the Company’s business the performance of which a participant can reasonably influence. Since fiscal 2009, the performance goal for all of the named executive officers has been based on the performance of the Company as a whole.

Target Cash Bonus. The target cash bonus for each employee is set forth as a percentage of base salary and the earned cash bonus is 0% to 200% of such target based on Adjusted EBITDA (Performance Plans) compared to the MIP Earnings Target, as set forth in the table below.

Adjusted EBITDA (Performance Plans)	Degree of Performance Achieved	Percent of MIP Target Bonus Earned
Less than 80% of MIP Earnings Target	Below Threshold	0%
80% of MIP Earnings Target	Threshold	50%
100% of MIP Earnings Target	Target	100%
120% or more of MIP Earnings Target	Maximum	200%

There is a linear increase in the target bonus between such threshold, target and maximum amounts. Reductions (but not increases) of such bonuses are at the sole discretion of the Committee and certain management. For fiscal 2016, the Committee confirmed the reasonableness of the target bonus, as a percentage of base salary, for Messrs. Feeney and Vegliante that was established or confirmed in connection with Mercer’s 2013 study; however, the value of such target cash bonuses increased by 3% due to the corresponding increases in base salaries. In fiscal 2016, the Committee revised the target bonuses of Mr. Powers from 50% to 60%, and Mr. Barba from 80% to 75%, as a percentage of base salary, due to the transition of certain oversight responsibilities from Mr. Barba to Mr. Powers.

Fiscal 2016-Earned. The following table sets forth summary information regarding the fiscal 2016 MIP. Each named executive officer earned 200% of the target bonus.

	MIP Target Bonus		MIP Bonus Earned $
Name	% of Base Salary	$
J. Brendan Barba	75	740,625	1,481,250
Paul M. Feeney	65	310,505	621,010
John J. Powers	60	243,950	487,900
David J. Cron	50	171,600	343,200
Paul C. Vegliante	50	163,400	326,800

Long-Term Equity Incentive Compensation

Performance Target. The Committee has granted long-term equity incentive compensation to a limited number of employees, including the named executive officers, in the form of performance units since fiscal 2006. The Committee currently grants equity awards to Company employees under the 2013 Omnibus Incentive Plan. Prior to such time and including all grants made to the named executive officers in fiscal 2013, the Committee granted such awards under the 2005 Stock Option Plan.

Since fiscal 2008, performance units are earned based on the achievement of Adjusted EBITDA (Performance Plans) compared to the Performance Unit Earnings Target, as set forth in the table below.

Adjusted EBITDA (Performance Plans)	Degree of Performance Achieved	Percent of Performance Units Earned
Less than 80% of Performance Unit Earnings Target	Below Threshold	0%
80% of Performance Unit Earnings Target	Threshold	80%
100% or more of Performance Unit Earnings Target	Target/Maximum	100%

If the Company’s Adjusted EBITDA (Performance Plans) is between 80% and less than 100% of the Performance Unit Earnings Target, such employee forfeits such number of performance units equal to (A) the performance units granted multiplied by (B) the percentage Adjusted EBITDA (Performance Plans) is less than the Performance Unit Earnings Target.

Earned performance units vest pro rata on the first through fifth anniversaries of the grant date and therefore are subject to significant market risk over the vesting period. Holders have no rights as stockholders with respect to specified units until vesting.

Performance Unit Target. See “—Process for Making Compensation Determinations—Target Annual Compensation” for information as to how the Committee determines the number of performance units granted.

Fiscal 2016-Earned. The table below sets forth for each named executive officer the number of performance units granted and earned in fiscal 2016 under the 2013 Omnibus Incentive Plan. None of the performance units were forfeited for fiscal 2016 grants.

Name	Performance Units Granted	Performance Units Earned
J. Brendan Barba	31,995	31,995
Paul M. Feeney	3,954	3,954
John J. Powers	3,612	3,612
David J. Cron	1,022	1,022
Paul C. Vegliante	869	869

Post-Employment Benefits

Each named executive officer has an employment agreement with the Company, which includes specified severance benefits. In general, cash severance is only paid upon termination by the Company without cause, or upon termination by the executive for good reason or upon termination within 30 days following a change in control. The change in control provision is a “double trigger,” which means that two events must occur for payments to be made (a change in control and, within 30 days subsequent thereto, the termination of employment); this is consistent with the purpose of the employment agreements, to provide employees or their heirs with a guaranteed level of financial protection upon employment loss. The change in control protection also ensures that executives can advise the Board regarding a potential transaction without being unduly influenced by personal considerations, such as fear of the economic consequences of losing a job as a result of such change in control. Further, it is imperative to provide competitive benefits relative to peer companies and to diminish the inevitable distraction by virtue of personal uncertainties and risks created by a pending or threatened change in control or termination without cause. Finally, the Committee believes that these agreements are beneficial to the Company because, in consideration for these severance arrangements, the executives agree to non-competition and non-solicitation covenants for a period of time following such termination of employment.

Additionally, certain of the Company’s equity compensation plans and arrangements, including the 2005 Stock Option Plan and the 2013 Omnibus Incentive Plan, permit (but do not require) the Committee to accelerate the earnings and vesting of securities granted thereunder upon specified terminations of employment. See “Named Executive Officer Compensation Tables—Potential Payments Upon Termination or Change in Control” for further information on post-employment benefits.

Other Equity-Related Policies

Executive Stock Ownership Guidelines

The Company has had stock ownership guidelines for executive officers for many years. The Nominating and Corporate Governance Committee most recently revised the guidelines in conjunction with revisions to the executive compensation program in fiscal 2013 and as a result of the significant increase in the Company’s common stock price since the prior guidelines were first implemented in 2010. The current guidelines are available on the Investor Relations section of our website at www.aepinc.com.

The executive stock ownership guidelines in effect currently and throughout fiscal 2016 require executive officers to own a minimum number of shares of the Company’s common stock equal to a multiple of such person’s base salary in effect on November 1, 2012 (or such later date he or she becomes an executive under the guidelines) divided by the share price of the Company’s common stock. The applicable multiples of base salaries are set forth in the table below. The share price is computed as the average of the closing price of the Company’s common stock within 30 consecutive days ending October 31, 2012 (or a later 30-day period reasonably close to the date such person becomes an executive under the guidelines). The minimum number of shares required changes upon a promotion, but is not impacted by changes in base salaries subsequent to becoming subject to the current guidelines.

Position	Value of Common Stock to be Owned
Chief Executive Officer and President	4x base salary
Chief Financial Officer and Executive Vice Presidents	2x base salary
Other Executive Officers	1x base salary

The guidelines set forth how to value the stock held for purposes of compliance testing. The guidelines also set forth how indirect and/or derivative securities, as well as securities held by specified family members, are taken into account in determining the satisfaction of the guidelines, and the ramifications of noncompliance.

All of our named executive officers are in compliance with the current guidelines as of the date hereof, except David Cron due to recently being appointed as an executive officer and therefore has five years to comply. Further, no executive officer has pledged any shares of the Company’s common stock.

Timing and Pricing of Share-Based Grants

The Committee and the Board do not coordinate the timing of share-based grants with the release of material non-public information. Performance units were granted to the named executive officers consistent with historical practice at the first regular meeting of the Committee during the calendar year, and remain subject to both the satisfaction of a one-year Adjusted EBITDA performance measure and five-year pro rata vesting from the grant date. The Committee generally establishes dates for regularly scheduled meetings at least a year in advance.

In accordance with the 2013 Omnibus Incentive Plan, the exercise price of each stock option is the closing price for the Company’s common stock on the date approved by the Committee to be the grant date (which date is not earlier than the date the Committee approved such grant).

Policy on Pledging and Hedging Company Securities

In addition to the restrictions set forth in SEC regulations, the Company’s insider trading policy prohibits the hedging of Company securities and significantly limits any pledging of Company securities. In particular, the policy prohibits directors, executive officers and other employees, with respect to the Company’s securities, from trading on a short-term basis (open market purchases and sales within six months), short sales, trading in puts, calls, options or other derivative securities, or trading otherwise for short-term gain or speculative purposes. In addition, the policy prohibits pledging of Company securities or holding Company securities in a margin account, except in situations and on conditions pre-approved by the Chief Financial Officer. At a minimum, such person must have the financial capacity to repay the applicable loan without resort to the margin or pledged securities. No Company securities beneficially owned by a director or executive officer have been pledged or subject to a margin account at any time in the last five fiscal years.

Tax and Accounting Implications

Deductibility of Executive Compensation

The Committee has reviewed the Company’s compensation programs and policies in light of Section 162(m) of the Code, which provides that annual compensation in excess of $1 million paid to a company’s chief executive officer and the three other highest compensated executive officers (excluding the chief financial officer) is not deductible by the company for federal income tax purposes, subject to specified exemptions (the most significant of which is certain performance-based compensation). Amounts payable under the MIP, which was last approved by our stockholders at the 2013 annual meeting, are intended to qualify as performance-based compensation in accordance with Section 162(m) of the Code.

Incentive stock options, non-qualified stock options and stock appreciation rights granted under our 2005 Stock Option Plan and 2013 Omnibus Incentive Plan qualify for the performance-based compensation exemption from the $1 million deduction limitation of Section 162(m) of the Code. Performance shares and performance units granted under our 2005 Stock Option Plan and 2013 Omnibus Incentive Plan may also qualify for the performance-based compensation exemption if, among other things, the Company obtains stockholder approval of the material terms of the performance goals applicable to performance shares and performance units every five years. Such stockholder approval was last received with respect to the 2005 Stock Option Plan at the 2012 annual meeting. The stockholders approved the 2013 Omnibus Incentive Plan, including for purposes of Section 162(m) of the Code, at the 2013 annual meeting.

To maintain flexibility in compensating the Company’s executive officers to meet a variety of objectives, the Committee does not have a policy that all executive compensation must be tax-deductible.

Nonqualified Deferred Compensation

Section 409A of the Code provides that amounts deferred under nonqualified deferred compensation arrangements will be included in an employee’s income when vested, as well as be subject to penalties and interest, unless certain requirements are complied with. The Company’s applicable employment and severance arrangements and benefit plans, as well as the 2013 Omnibus Incentive Plan, are intended to comply with or be exempt from the requirements of Section 409A.

Change in Control Payments

Section 280G of the Code disallows a company’s tax deduction for “excess parachute payments.” For this purpose, parachute payments generally are defined as payments to specified persons that are contingent upon a change in control in an amount equal to or greater than three times the person’s base amount (the five-year average Form W-2 compensation). The excess parachute payments, which are nondeductible, equal the amount of the parachute payments less the base amount. Additionally, Code Section 4999 imposes a 20% excise tax on any person who receives excess parachute payments. The Company does not pay tax gross-ups with respect to such excise tax.

All of the named executive officers currently have employment agreements which entitle them to payments upon termination of their employment following a change in control of the Company that may qualify as “excess parachute payments.” The Company’s 2005 Stock Option Plan and 2013 Omnibus Incentive Plan also entitle participants to payments in connection with a change in control that may result in excess parachute payments.

Named Executive Officer Compensation Tables

Summary Compensation Table for Fiscal 2016

The table below summarizes the total compensation paid or earned by the named executive officers in fiscal 2016, 2015 and 2014.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
J. Brendan Barba	2016	987,500	—	2,383,628	1,481,250	27,930	4,880,308
Chairman and Chief Executive Officer	2015	958,700	—	2,355,284	909,995	27,726	4,251,705
	2014	958,700	—	2,195,865	—	27,476	3,182,041

Paul M. Feeney	2016	477,700	—	294,573	621,010	25,063	1,418,346
Executive Vice President, Finance and Chief Financial Officer	2015	463,800	—	303,897	357,693	24,835	1,150,225
	2014	463,800	—	254,659	—	24,585	743,044

John J. Powers	2016	406,583	—	269,094	498,000	24,941	1,198,618
President and Chief Operating Officer	2015	349,300	—	267,957	207,222	24,630	849,110
	2014	349,300	—	232,380	—	24,380	606,060

David J. Cron	2016	343,200	—	76,139	343,200	24,835	787,374
Executive Vice President, Manufacturing

Paul C. Vegliante	2016	326,800	—	64,741	326,800	24,806	743,147
Executive Vice President, Operations	2015	317,300	—	73,885	188,238	24,572	603,995
	2014	317,300	—	46,455	—	24,322	388,077

(1)	Fiscal year: November 1—October 31.

(2)	The amounts reported reflect the grant date fair value (excluding the effect of estimated forfeitures). All awards in the Stock Awards column for 2016 relate to performance units granted in January 2016 under the 2013 Omnibus Incentive Plan. The grant date fair value of each performance unit assumes all units are earned in full and is calculated as the closing price of a share of common stock as of the grant date. Due to the cash settlement feature, the performance units are liability classified on the Company’s balance sheets and the (income) expense is remeasured at each balance sheet date based on the market value of the Company’s common stock, although no remeasurements are reflected herein.

(3)	Represents a car allowance ($13,000 for Mr. Barba and $11,000 each for Messrs. Feeney, Powers, Vegliante and Cron), amounts contributed by the Company to such person’s account in the 401(k) Savings Plan ($13,250 for each executive officer), life insurance premiums and accidental death and dismemberment insurance premiums.

Narrative Discussion of Summary Compensation Table for Fiscal 2016

Executive Officer Promotions in Fiscal 2016. In November 2015, Mr. Powers was appointed as President and Chief Operating Officer. Mr. Powers had a base salary of $394,800 from November 2015 to April 2016, and his base salary was further increased to $415,000 in April 2016.

In June 2016, David Cron was promoted to Executive Vice President, Manufacturing and became an executive officer of the Company. Therefore, the table does not include David Cron’s compensation for fiscal 2014 and 2015.

Employment Agreements. See “—Potential Payments Upon Termination or Change in Control” for a description of the material terms of the employment agreements of the named executive officers.

Stock Awards. The Compensation Committee provides long-term equity incentive compensation to the named executive officers in the form of performance units. Each performance unit represents the right to receive, upon vesting and the satisfaction of any required withholding obligation, either one share of the Company’s common stock or the corresponding cash value of such stock or a combination of shares and cash value (at the employee’s option at the time of vesting). Actual fiscal 2016 Adjusted EBITDA (Performance Plans) was $110.1 million for purposes of the performance unit program, which represents 143.7% of the fiscal 2016 Performance Unit Earnings Target. This resulted in 100% of the performance units being earned and none of the performance units being forfeited for fiscal 2016. In fiscal 2015, the Company achieved 125.7% of the fiscal 2015 Performance Unit Earnings Target, which resulted in 100% of the performance units being earned and none of the performance units being forfeited for fiscal 2015. In fiscal 2014, the Company did not achieve at least 80% of the Performance Unit Earnings Target, and therefore all of the performance units were forfeited in fiscal 2014.

Non-Equity Incentive Plan Compensation. Actual fiscal 2016 Adjusted EBITDA (Performance Plans) was $110.1 million for purposes of the MIP, which represents 126.3% of the fiscal 2016 MIP Earnings Target, which corresponded to a payment of 200% of the target cash bonus of each named executive officer in fiscal 2016.

The Company achieved 103.7% of the fiscal 2015 MIP Earnings Target, which corresponded to a payment of 118.6% of the target cash bonus of each named executive officer in fiscal 2015. The Company did not achieve at least 80% of the MIP Earnings Target in fiscal 2014, and therefore no bonuses were earned by the named executive officers in fiscal 2014.

Grants of Plan-Based Awards in Fiscal 2016

The following table provides information about equity and non-equity awards granted to the named executive officers in fiscal 2016.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
J. Brendan Barba	N/A	370,313	740,625	1,481,250	—	—	—	—
	01/07/2016	—	—	—	25,596	31,995	31,995	2,383,628
Paul M. Feeney	N/A	155,253	310,505	621,010	—	—	—	—
	01/07/2016	—	—	—	3,163	3,954	3,954	294,573
John J. Powers	N/A	124,500	249,000	498,000	—	—	—	—
	01/07/2016	—	—	—	2,890	3,612	3,612	269,094
David J. Cron	N/A	85,800	171,600	343,200	—	—	—	—
	01/07/2016	—	—	—	818	1,022	1,022	76,139
Paul C. Vegliante	N/A	81,700	163,400	326,800	—	—	—	—
	01/07/2016	—	—	—	695	869	869	64,741

(1)	Relates to the possible cash bonus payouts under the fiscal 2016 MIP.

(2)	Relates to the performance units granted, subject to forfeiture, under the 2013 Omnibus Incentive Plan.

(3)	The Company assumed that the target/maximum amount of performance units would be earned in determining the grant date fair value. Each performance unit had a grant date fair value of $74.50, which was the closing price of a share of common stock on the grant date. See Note 2 to the Summary Compensation Table.

Narrative Discussion of Grants of Plan-Based Awards in Fiscal 2016 Table

MIP. The target cash bonuses of the named executive officers were subject to the satisfaction of Adjusted EBITDA (Performance Plans) of the Company. Target bonuses are set forth as percentages of base salaries and the earned bonus is 0% to 200% of such targets based on fiscal 2016 Adjusted EBITDA (Performance Plans) compared to the MIP Earnings Target. The threshold amount of 50% of the target bonuses is based on achievement of 80% of the MIP Earnings Target, the target amount of 100% of the target bonuses is based on achievement of 100% of the MIP Earnings Target, and the maximum amount of 200% of the target bonuses is based on the achievement of 120% or more of the MIP Earnings Target, with a linear increase in the target bonuses between such threshold, target and maximum amounts. The Company achieved 126.3% of the MIP Earnings Target in fiscal 2016, which corresponded to a payment of 200% of the target bonus of the named executive officers.

Performance Units. Each performance unit represents the right to receive, upon the achievement of specified performance goals and vesting criteria and the satisfaction of any required withholding obligation, either one share of the Company’s common stock or the corresponding cash value of such stock or a combination of shares and cash value (at the employee’s option on each vesting date). The earned performance units vest in five equal installments on the first through fifth anniversaries of the grant date, provided the person continues to be employed by the Company on such respective dates. The threshold amount of 80% of the performance units is based on Adjusted EBITDA (Performance Plans) of 80% of the Performance Unit Earnings Target, and the target and maximum amount of 100% of the performance units is based on Adjusted EBITDA (Performance Plans) of 100% or more of the Performance Unit Earnings Target, with a linear increase between the threshold and target/maximum amounts. All performance units granted in fiscal 2016 were earned since actual fiscal 2016 Adjusted EBITDA (Performance Plans) was 143.7% of the fiscal 2016 Performance Unit Earnings Target.

Outstanding Equity Awards at October 31, 2016

The following table presents information on the unvested performance units held by the named executive officers as of October 31, 2016. As of October 31, 2016, no named executive officer held any unexercised stock options.

		Stock Awards
Name	Grant Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
J. Brendan Barba	01/05/2012	7,094	777,148
	01/07/2013	13,297	1,456,686
	01/07/2015	33,816	3,704,543
	01/07/2016	31,995	3,505,052
Paul M. Feeney	01/05/2012	1,345	147,345
	01/07/2013	1,540	168,707
	01/07/2015	4,364	478,076
	01/07/2016	3,954	433,161
John J. Powers	01/05/2012	1,123	123,025
	01/07/2013	1,405	153,918
	01/07/2015	3,848	421,548
	01/07/2016	3,612	395,695
David J. Cron	01/05/2012	215	23,553
	01/07/2013	400	43,820
	01/07/2015	1,231	134,856
	01/07/2016	1,022	111,960
Paul C. Vegliante	01/05/2012	187	20,486
	01/07/2013	280	30,674
	01/07/2015	1,061	116,233
	01/07/2016	869	95,199

(1)	The performance units vest in five equal installments on the first through fifth anniversaries of the grant date. All performance units granted in fiscal 2014 were forfeited due to the Company’s failure to satisfy the threshold performance measure.

(2)	Based on the closing price of our common stock on Nasdaq on October 31, 2016, which was $109.55.

Option Exercises and Stock Vested in Fiscal 2016

The following table provides information on the vesting of earned performance units in fiscal 2016. The number of shares acquired and the value realized for each award excludes the payment of any fees, commissions or taxes. No named executive officer exercised any stock options during fiscal 2016.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J. Brendan Barba	29,694	2,287,085
Paul M. Feeney	4,657	358,007
John J. Powers	3,982	306,164
David J. Cron	945	72,979
Paul C. Vegliante	815	63,032

(1)	The value realized is based on the number of performance units received on the vesting date multiplied by the closing price of our common stock on Nasdaq on the vesting date. If Nasdaq is closed on the vesting date, the closing price on the preceding business day is used. For all vesting in fiscal 2016, the named executive officers elected to receive cash in lieu of shares, as permitted under the award agreements.

Potential Payments Upon Termination or Change in Control

The following section describes potential payments and benefits to the named executive officers under the Company’s compensation and benefit plans and arrangements upon termination of employment or a change in control of the Company as of October 31, 2016. All of the named executive officers have employment agreements with the Company as of October 31, 2016, and certain of the Company’s benefit plans and arrangements contain provisions regarding acceleration of vesting and payment upon specified events.

AEP Industries Inc. 2005 Stock Option Plan

The Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change in control, to accelerate the exercisability of any award.

Performance Units. The earned performance units will immediately vest in the event of (A) the death of an employee, (B) the permanent disability of an employee (within the meaning of the Code) or (C) a termination of employment due to a transaction (or series of transactions) that results in the disposition of any asset, division, subsidiary, business unit, product line or group of the Company or any of its affiliates.

In the event of a Change of Control (as defined in the Plan) or immediately prior to a Change of Control, the Company may, in its complete discretion as set forth in the Plan, cause all unvested performance units to become immediately vested; provided, the Company elect to exercise such discretion during the calendar year in which the Change of Control occurs.

In the case of any other termination, any unvested performance units will be forfeited.

A “change in control” is defined in the Plan as the occurrence of any one of the following conditions:

•

any person or group becomes the beneficial owner of 20% or more of the voting power of the Company, except for those persons in control as of the Effective Date (undefined term; SEC filings note effective date of Plan as January 1, 2005), any person acting on behalf of the Company in a public equity distribution or a trustee or other fiduciary under an employee benefit plan of the Company;

•

as a result of, or in connection with, any tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing, the persons who were directors of the Company prior to the transaction cease to be a majority of the Board of the Company or any successor to the Company or its assets; or

•

at any time (A) the Company consolidates with or merges with any other person and the Company is not the continuing or surviving corporation, (B) any person consolidates with or merges with the Company, the Company is the continuing or surviving corporation, and in connection therewith, all or part of the outstanding stock of the Company is changed into or exchanged for stock or other securities of any other person, cash or other property, (C) the Company is party to a statutory share exchange with any other person after which the Company is a subsidiary of any other person, or (D) the Company sells or otherwise transfers 50% or more of the assets or earning power of the Company and its subsidiaries, taken as a whole, to any person.

AEP Industries Inc. 2013 Omnibus Incentive Plan

The Compensation Committee retains discretionary authority at any time, including immediately prior to or upon a change in control, to accelerate the exercisability of any award or the end of a performance period.

Performance Units. The earned performance units will vest (A) immediately, in the event of an employee’s death; (B) in the Compensation Committee’s discretion, in the event of an employee’s disability; and (C) in the Compensation Committee’s discretion with respect to the pro rata portion of the award that is earned based on the Company’s actual performance as of the end of the fiscal year, in the event of an employee’s retirement or termination by the Company without cause. If the events specified in (A), (B) or (C) occur before the end of the fiscal year in which the initial grant was made, the Committee may, in its discretion, waive all or a portion of the performance conditions and determine that the employee has earned all or a lesser portion of the performance units subject to the award. In the case of any termination other than upon death, disability or retirement or termination by the Company without cause, any unearned or unvested performance units will be forfeited.

In the event of a Change in Control or immediately prior to a Change in Control, the Committee may, in its discretion as provided in the Plan, cause all performance units granted not then vested to become immediately vested, provided that it must elect such discretion during the calendar year in which the Change in Control occurs. If a Change in Control occurs before the end of the fiscal year in which the grant was made, for purposes of determining the Adjusted Grant Amount for such participant, year-to-date Adjusted EBITDA as of the end of the fiscal quarter immediately preceding the date of such event shall be annualized and compared to Forecasted Adjusted EBITDA for such fiscal year, in lieu of actual Adjusted EBITDA as described in the award agreement. If the Change in Control occurs after the end of the fiscal year in which the grant was made, the Adjusted Grant Amount for such Participant shall be determined in accordance with Section 2(b) of the award agreement.

A “Change in Control” is defined in the Plan as the occurrence of any one of the following conditions:

•

any person or group becomes the beneficial owner of 30% or more of the voting power of the Company, except for (for this subjection only) by J. Brendan Barba and his issue (or any of their respective descendants, heirs, beneficiaries or donees and any entity owned by such persons), any acquisition directly from the Company or by the Company, any acquisition by any employee benefit plan (or related trust) that is sponsored or maintained by the Company or an affiliate of the Company, or any transaction that falls under the exception in bullet #3;

•	as transaction from which the persons who were directors of the Company prior to the transaction cease to be a majority of the Board of the Company or any successor to the Company or its assets; or

•

consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company, a sale or disposition of all or substantially all of the assets of the Company, or the acquisition of assets or stock of another entity by the Company or any of its subsidiaries, unless (i) the beneficial owners of the voting securities immediately prior to such transaction beneficially own more than 50% of the voting power of the resulting entity after such transaction, (ii) no person or group (excluding any corporation resulting from the transaction or any employee benefit plan or trust resulting from the transaction) beneficially owns 30% or more of the voting power of the Company, and (iii) at least a majority of the Board resulting from such transaction were members of the incumbent Board at the time of the execution of the initial agreement or the action of the Board providing for such transaction.

If a Change in Control is a payment trigger and not merely a vesting trigger, the Change in Control must also constitute a change in control event for purposes of Section 409A of the Code.

Under the 2013 Omnibus Incentive Plan, if the aggregate payments and benefits under all compensation arrangements provided to an executive constitute “parachute payments” subject to the excise tax imposed by section 4999 of the Code (the “Excise Tax”), then the payments and benefits payable under all compensation arrangements will be either (i) delivered in full or (ii) delivered to such lesser amount as would result in no portion of the amounts payable under the 2013 Omnibus Incentive Plan being subject to the Excise Tax, whichever results in the receipt by the executive on an after-tax basis of the greatest amount.

AEP Industries Inc. 2016 Management Incentive Plan

If an employee is terminated during the plan period:

•	due to the employee’s voluntary termination, including retirement, no bonus will be earned by the employee;

•

due to the employee’s involuntary termination as a result of job elimination or reorganization, the bonus will be earned and paid, if the MIP Earnings Target is achieved, on a pro rata basis as of the termination date;

•	due to the employee’s involuntary termination for other reason, including but not limited to termination due to unsatisfactory performance or other cause, no bonus will be earned by the employee; and

•	due to death, the bonus will be earned and paid, if the MIP Earnings Target is achieved, on a pro rata basis as of the termination date.

If any employee is disabled for more than 30 days during the plan period, then the bonus may only be earned for fiscal quarters in which the employee worked more than 60 days.

The payment of pro rata bonuses will be made only if the applicable performance measure is satisfied for the applicable year.

Employment Agreements

The employment agreements, effective November 2004 (or June 2016 for David Cron), provided for an initial term of three years, and are extended for successive one-year periods unless either party gives sufficient notice.

The employment agreements established a base salary as of November 2004 (or, for David Cron, June 2016) with annual increases guaranteed to be at least equal to the percentage increase in the Consumer Price Index for all Urban Consumers for the New York-Northeastern New Jersey metropolitan area as published by the Bureau of Labor Statistics for the twelve-month period ended on the September 30th immediately prior to the applicable fiscal year. The Compensation Committee may increase base salaries further at its discretion.

The named executive officers are also entitled to an annual bonus pursuant to the MIP. Grants of share-based compensation awards are determined by the Board or Compensation Committee, in their sole discretion. The named executive officers are entitled to coverage under all employee pension and compensation programs, plans and practices that are available generally to the Company’s senior executives.

Termination Due to Death or Disability, By Company For Cause or By Executive Without Good Reason. If the named executive officer’s employment is terminated by reason of death or disability, by the Company for cause or by the executive without good reason, the executive will receive:

•	earned but unpaid base salary through the termination date (payable in accordance with ordinary payroll practices);

•	earned but unpaid bonus for the prior fiscal year (payable at the same time payment is made to participants employed through the end of the fiscal year);

•

if other than for cause, a pro rata portion of the bonus for the current fiscal year (calculated in the manner set forth in the MIP and payable at the same time payment is made to participants employed through the end of the fiscal year);

•	if due to death or disability, payment for any accrued and unused vacation; and

•	the continuation of benefits through the termination date, or in cases of death or disability, in accordance with the terms of the Company’s plans and policies.

The named executive officer’s employment will terminate immediately upon death. If the named executive officer has a disability during the employment period, the Company may terminate such employee by giving at least 30 days written notice of such termination. Disability is defined as:

•

if the person has elected coverage under the Company’s long-term disability plan, the person’s inability to perform the duties and obligations required by the job by reason of any medically determined physical or mental impairment, as determined in accordance with the provisions of the long-term disability coverage of the Company’s plan; or

•

if the person has not elected coverage under the Company’s long-term disability plan, any medically determined physical or mental impairment by the Compensation Committee or the Company’s insurers, and acceptable to such executive, that prevents such person from performing the duties and obligations required by such person’s job for more than 90 days during any 180-day consecutive period.

“Cause” is defined as:

•

the commission of a crime of moral turpitude or a felony involving financial misconduct, moral turpitude or which has resulted, or reasonably may result, in adverse publicity regarding such executive or the Company or economic injury to the Company;

•

a dishonest or willful act or omission that has resulted, or reasonably may result, in adverse publicity regarding such executive or the Company or demonstrable and serious economic injury to the Company; or

•

a material breach of the employment agreement or any other agreement between such executive and the Company or any of its subsidiaries or affiliates (other than as a result of a disability or other factors outside such person’s control), after notice and a reasonable opportunity to cure, if cure is possible.

“Good reason” is defined as:

•	any material breach by the Company of the employment agreement;

•

a significant diminution in the responsibilities or authority of such person which are materially inconsistent with such person’s position, except for an insubstantial and inadvertent diminution that is remedied promptly after notice or if such person is terminated for cause or disability; or

•	a significant diminution in base salary and bonus, except for general compensation reductions not limited to any particular person.

Further, the executive must notify the Company of the event qualifying for a “good reason” termination, and the Company must have failed to cure such event within 15 days, in the case of a material breach of the employment agreement, or within 30 days for any other reason.

Termination By Company Other than for Cause or by Executive with Good Reason or Subsequent to Change in Control (and not due to Death or Disability). If the named executive officer’s employment is terminated by the Company other than for cause, or by the executive for good reason or within 30 days subsequent to a change in control, and in either case is not due to death or disability, the executive will receive:

•

severance payments equal to two times the sum of such executive’s (A) annual base salary in effect immediately prior to the event giving rise to the termination and (B) the bonus earned for the fiscal year immediately preceding the fiscal year in which the termination event occurs (payable in equal pro rata installments over two years in accordance with ordinary payroll practices, but no less frequently than semi-monthly);

•

a pro rata portion of the bonus for the current fiscal year (calculated in the manner set forth in the MIP and payable at the same time payment is made to participants employed through the end of the fiscal year);

•	earned but unpaid bonus for the prior fiscal year (payable at the same time payment is made to participants employed through the end of the fiscal year);

•	payment for any accrued and unused vacation; and

•

continued participation in Company’s medical and dental plans at normal contribution rates, ending on the earlier of (A) the last day of the severance period or (B) until the Company ceases to be obligated to make such plans available to executive under COBRA. If (A) is applicable, executive and eligible family members can continue participation in plans until the date specified in (B) by paying full monthly premiums.

A “change in control” (referred to as a “discontinuation event”) occurs upon any one of the following:

•

any person or group becomes the beneficial owner of 50% or more of the voting power of the Company, except for those persons in control as of November 2004 (or, for David Cron, June 2016), any person acting on behalf of the Company in a public equity distribution or a trustee or other fiduciary under an employee benefit plan of the Company;

•

as a result of, or in connection with, any tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing, the persons who were directors of the Company prior to the transaction cease to be a majority of the Board of the Company or any successor to the Company or its assets; or

•

at any time (A) the Company consolidates with or merges with any other person and the Company is not the continuing or surviving corporation, (B) any person consolidates with or merges with the Company, the Company is the continuing or surviving corporation, and in connection therewith, all or part of the outstanding stock of the Company is changed into or exchanged for stock or other securities of any other person, cash or other property, (C) the Company is party to a statutory share exchange with any other person after which the Company is a subsidiary of any other person, or (D) the Company sells or otherwise transfers 50% or more of the assets or earning power of the Company and its subsidiaries, taken as a whole, to any person.

Confidentiality, Non-Solicit and Non-Compete. The employment agreements contain customary confidentiality terms. The employment agreements also contain non-solicitation and non-competition provisions effective until the later of (A) the second anniversary of the termination date or (B) the first anniversary of the date the executive ceases to receive any payments from the Company related to salary, bonus or severance. If the executive violates any of the foregoing, the Company’s payment obligations under the employment agreement cease.

Change in Control/Severance Payment Table

The following table estimates the potential payments and benefits to the named executive officers upon termination of employment or a change in control, assuming such event occurred on October 31, 2016. These estimates do not reflect the actual amounts that will be paid to such persons upon such events in the future, if any, including but not limited to upon the closing the proposed Integrated Mergers, the amounts of which would only be known at the time the persons become eligible for payment and would be payable only if the specified event occurs.

The table reflects that 100% of the fiscal 2016 performance units were earned and assumes that the Compensation Committee exercises its discretion to accelerate all other unvested share-based awards earned as of October 31, 2016 for any termination of employment and upon a change in control (with termination), except in respect of terminations for cause, resignation without good reason or a change in control (without termination). The table reflects the intrinsic value of such acceleration or vested securities, which for each performance unit is $109.55, the closing price of the Company’s common stock on Nasdaq on October 31, 2016. Further, the table assumes the MIP bonus will be paid at 200% of target for fiscal 2016.

The following items are not reflected in the table set forth below:

•	earned and unpaid salary and accrued and unused vacation through October 31, 2016, all of which is de minimis;

•	costs of COBRA or any other mandated governmental assistance program to former employees, which is de minimis; and

•	amounts outstanding under the Company’s 401(k) Savings Plan.

Named Executive Officer	Cash Severance ($)	Acceleration of Share- Based Awards ($)	Life Insurance Proceeds ($)(1)	Miscellaneous Health Benefits ($)(2)	Total ($)
J. Brendan Barba
Retirement	—	9,443,429	—	—	9,443,429
Death	—	9,443,429	988,000	—	10,431,429
Disability	—	9,443,429	—	—	9,443,429
By Company (for cause)	—	—	—	—	—
By Executive (without good reason)	—	—	—	—	—
By Company (without cause)	5,276,240	9,443,429	—	7,291	14,726,960
By Executive (for good reason)	5,276,240	9,443,429	—	7,291	14,726,960
Change in Control (without termination of employment)	—	—	—	—	—
Change in Control (with termination of employment)	5,276,240	9,443,429	—	7,291	14,726,960

Paul M. Feeney
Retirement	—	1,227,289	—	—	1,227,289
Death	—	1,227,289	478,000	—	1,705,289
Disability	—	1,227,289	—	—	1,227,289
By Company (for cause)	—	—	—	—	—
By Executive (without good reason)	—	—	—	—	—
By Company (without cause)	2,291,796	1,227,289	—	7,291	3,526,376
By Executive (for good reason)	2,291,796	1,227,289	—	7,291	3,526,376
Change in Control (without termination of employment)	—	—	—	—	—
Change in Control (with termination of employment)	2,291,796	1,227,289	—	7,291	3,526,376

Named Executive Officer	Cash Severance ($)	Acceleration of Share- Based Awards ($)	Life Insurance Proceeds ($)(1)	Miscellaneous Health Benefits ($)(2)	Total ($)
John J. Powers
Retirement	N/A	N/A	N/A	N/A	N/A
Death	—	1,094,185	415,000	—	1,500,768
Disability	—	1,094,185	—	—	1,094,185
By Company (for cause)	—	—	—	—	—
By Executive (without good reason)	—	—	—	—	—
By Company (without cause)	1,732,365	1,094,185	—	7,291	2,833,841
By Executive (for good reason)	1,732,365	1,094,185	—	7,291	2,833,841
Change in Control (without termination of employment)	—	—	—	—	—
Change in Control (with termination of employment)	1,732,365	1,118,506	—	7,291	2,833,841

David J. Cron
Retirement	N/A	N/A	N/A	N/A	N/A
Death	—	314,189	344,000	—	658,189
Disability	—	314,189	—	—	314,189
By Company (for cause)	—	—	—	—	—
By Executive (without good reason)	—	—	—	—	—
By Company (without cause)	1,424,940	314,189	—	7,291	1,746,420
By Executive (for good reason)	1,424,940	314,189	—	7,291	1,746,420
Change in Control (without termination of employment)	—	—	—	—	—
Change in Control (with termination of employment)	1,424,940	314,189	—	7,291	1,746,420

Paul C. Vegliante
Retirement	N/A	N/A	N/A	N/A	N/A
Death	—	262,592	327,000	—	589,592
Disability	—	262,592	—	—	262,592
By Company (for cause)	—	—	—	—	—
By Executive (without good reason)	—	—	—	—	—
By Company (without cause)	1,356,876	262,592	—	7,291	1,626,759
By Executive (for good reason)	1,356,876	262,592	—	7,291	1,626,759
Change in Control (without termination of employment)	—	—	—	—	—
Change in Control (with termination of employment)	1,356,876	262,592	—	7,291	1,626,759

(1)	Employees receive term life insurance in the amount of their base salary up to a maximum of $1 million. This column excludes any supplemental benefits with premiums paid solely by the employee.

(2)	The Company pays the health benefit claims of its covered employees up to a stop loss gap and also pays a monthly administrative fee. The amounts in this column represent (A) an estimated dollar amount paid by the Company per covered employee based on the Company’s recent historical average of claims paid and (B) the administrative fee.

DIRECTOR COMPENSATION

Non-employee directors of the Board receive a mix of cash and share-based compensation. The compensation mix is intended to encourage non-employee directors to continue Board service, further align the interests of the Board and stockholders, and attract new non-employee directors with outstanding qualifications. Directors who are employees or officers of the Company do not receive any additional compensation for Board service.

The following table sets forth the compensation program for non-employee directors in fiscal 2016.

Annual retainer:
Board	$50,000
Additional retainer:
Audit Committee-Chair	15,000
Audit Committee-Member	8,000
Compensation Committee-Chair	10,000
Nominating and Corporate Governance Committee-Chair	7,500
Board attendance fees per meeting	—
Committee attendance fees per meeting(1)	1,500
Annual grant of restricted stock ($ value)	55,000

(1)	For in-person Committee meetings, generally fees are paid only for in-person attendance.

As of the 2016 annual meeting, each non-employee director was granted an annual restricted stock award with a grant date fair value of approximately $55,000, or 876 shares.

The restricted stock vests in full on the first anniversary of the grant date, subject to the director’s continued service to the Company through such date. The restricted stock may be forfeited in the event of termination of service as a non-employee director of the Company prior to the first anniversary of the grant date, subject to the Compensation Committee’s right to accelerate the vesting of all or a portion of the restricted stock at any time. During the restricted period, the restricted stock entitles the participant to all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends thereon. Prior to the end of the restricted period, restricted stock generally may not be sold, assigned, pledged, or otherwise disposed of or hypothecated by participants.

The Company does not provide any perquisites to directors.

Fiscal 2016 Compensation Table

The table below sets forth the compensation of each non-employee director in fiscal 2016.

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock ($)(2)	Other Compensation ($)	Total ($)
Robert T. Bell	71,000	54,987	—	125,987
Ira M. Belsky	67,000	54,987	—	121,987
Richard E. Davis	76,000	54,987	—	130,987
Frank P. Gallagher	69,500	54,987	—	124,487
Lee C. Stewart	83,000	54,987	—	137,987

(1)	Reflects cash retainers and meeting fees.

(2)	Reflects restricted stock awards granted under the 2013 Omnibus Incentive Plan. The amounts reported represent the grant date fair value of the restricted stock award, which is the closing trading price of a share of common stock on the grant date multiplied by the number of shares subject to the award. The closing trading price of a share of common stock on April 12, 2016 was $62.77. The Company does not pay in cash the value of fractional shares.

As of October 31, 2016, each non-employee director had the following number of shares underlying outstanding option awards: Robert T. Bell, 12,000; Ira M. Belsky, 800; Richard E. Davis, 12,000; Frank P. Gallagher, 12,000; and Lee C. Stewart, 12,000. In addition, each non-employee director had 876 shares of restricted stock outstanding on October 31, 2016 relating to the annual equity grant.

Compensation Committee Interlocks and Insider Participation

During fiscal 2016, the Compensation Committee consisted of Lee C. Stewart, Richard E. Davis and Frank P. Gallagher. All members of the Committee during fiscal 2016 were independent directors and none of them is or has been an employee or officer of ours. During fiscal 2016, none of our executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on the Committee or the Board.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis (CD&A) in this Form 10-K with management, including Messrs. Barba and Feeney. Based on such review and discussion, the Committee recommended to the Board that the CD&A be included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2016.

The Compensation Committee

Lee C. Stewart, Chairman

Richard E. Davis

Frank P. Gallagher

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table sets forth certain information as of October 31, 2016 concerning our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	247,677	(1)	$29.41	(2)	166,534	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	247,677		$29.41		166,534

(1)	Consists of (A) 48,800 outstanding options for our common stock under the 2005 Stock Option Plan, (B) 194,497 outstanding performance units under the 2005 Stock Option Plan and the 2013 Omnibus Incentive Plan and (C) 4,380 outstanding shares of restricted stock under the 2013 Omnibus Incentive Plan. Upon vesting of each performance unit, employees have the option to receive one share of the Company’s common stock or the equivalent cash value or a combination of both. This column reflects no forfeiture of performance units granted for the fiscal 2016 performance period and assumes the election by all employees to receive common stock upon the vesting of earned performance units. However, in January 2017, many employees elected to receive cash in lieu of common stock upon the vesting of performance units on such date and therefore the number of performance units included in the table overstates the expected dilution by 68,497 shares of common stock.

(2)	Excludes performance units and restricted stock, which have no exercise price.

(3)	Consists of shares of common stock that may be issued pursuant to stock options, restricted stock, performance units and other equity awards under the 2013 Omnibus Incentive Plan. No additional awards may be issued under the 2005 Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock as of December 31, 2016 by (A) each of the directors and named executive officers, (B) all of the directors and executive officers as a group, and (C) to our knowledge, beneficial owners of more than 5% of our common stock. As of December 31, 2016, there were 5,113,801 shares of our common stock outstanding. Unless otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment powers with respect to the securities listed below.

Name of Beneficial Owner	Shares Owned (1)	Right to Acquire (2)	Total	Aggregate Percent of Class
J. Brendan Barba(3)	568,714	—	568,714	11.1%
Robert T. Bell	6,623	11,600	18,223	*
Ira M. Belsky	7,867	400	8,267	*
David J. Cron	1,142	—	1,142	*
Richard E. Davis	6,286	11,600	17,886	*
Paul M. Feeney	55,249	—	55,249	1.1%
Frank P. Gallagher	9,123	11,600	20,723	*
John J. Powers(4)	263,580	—	263,580	5.2%
Lee C. Stewart	7,123	11,600	18,723	*
Paul C. Vegliante(5)	314,666	—	314,666	6.2%
Executive officers and directors as a group (14 persons)	1,141,647	46,800	1,188,447	23.2%
Berry Plastics Group, Inc.(6)	1,099,189	—	1,099,189	21.5%
101 Oakley Street Evansville, Indiana 47710
KSA Capital Management, LLC, et al.(7) 67 East Park Place, 8th Floor, Suite 800 Morristown, NJ 079604	650,643	—	650,643	12.7%
Renaissance Technologies LLC, et al.(8) 800 Third Avenue New York, NY 10022	400,946	—	400,946	7.8%
First Eagle Investment Management, LLC(9) 1345 Avenue of the Americas New York, NY 10105	281,314	—	281,314	5.5%

*	Less than one percent.

(1)	These amounts include the following number of shares credited under our 401(k) Savings Plan as of December 31, 2016: Mr. Barba, 0 shares; Mr. Feeney, 0 shares; Mr. Powers, 4,433 shares; Mr. Cron, 0 shares; and Mr. Vegliante, 4,511 shares (including 310 shares held by spouse). ‘Executive officers and directors as a group’ includes 11,427 shares credited under such plan.

(2)	These amounts reflect the number of shares that such holder could acquire through the exercise of stock options within 60 days of December 31, 2016.

(3)	Includes 51,500 shares in each of the 2012 Carolyn Vegliante Children’s Trust and the 2012 Paul Vegliante Children’s Trust of which Mr. Barba is a trustee.

(4)	Includes 144,391 shares held by Mr. Powers’ spouse and 93,162 shares held in four trusts established in 2012 by Mrs. Powers for her children of which Mr. Powers is a trustee.

(5)	Includes 200,413 shares held by Mr. Vegliante’s spouse, 51,500 shares in the 2012 Carolyn Vegliante Children’s Trust of which Mr. Vegliante is a trustee, 51,500 shares in the 2012 Paul Vegliante Children’s Trust and 2,346 shares held by Mr. Vegliante’s spouse as UGMA custodian for her children.

(6)	Based on Schedule 13D filed with the SEC on September 2, 2016. Berry Plastics Group Inc. reports shared voting power over all of such shares pursuant to a voting agreement, dated August 24, 2016, with certain stockholders of the Company in connection with the Merger Agreement, including (i) J. Brendan Barba and The Brendan Barba GRAT Number Nine; (ii) Carolyn D. Vegliante, on behalf of herself and her children; (iii) Lauren K. Powers; (iv) John J. Powers, the 2012 Lauren Powers Trust FBO Kyle Powers, the 2012 Lauren Powers Trust FBO Ryan Powers, the 2012 Lauren Powers Trust FBO Griffin Powers and the 2012 Lauren Powers Trust FBO Brenna Powers; (v) Paul C. Vegliante, the 2012 Paul Vegliante Children’s Trust and the 2012 Carolyn Vegliante Children’s Trust; (vi) Paul M. Feeney; and (vii) Soko Marie Angel.

(7)	Based on Schedule 13D/A (Amendment No. 9) filed with the SEC on September 26, 2016, by KSA Capital Management, LLC (or “KSA”) and Daniel Khoshaba, the managing member of KSA. In the Schedule 13D/A, all persons report shared voting and dispositive power over all of such shares.

(8)	Based on Schedule 13G/A (Amendment No. 2) filed with the SEC on February 11, 2016 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation. Each of such persons has sole power to vote 364,848 shares and sole power to dispose 397,954 shares and shared power to dispose 2,992 shares.

(9)	Based on Schedule 13G filed with the SEC on January 29, 2015 by First Eagle Investment Management, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Under SEC rules, a related person transaction is any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. A “related person” is a director, officer, nominee for director or a more than 5% stockholder since the beginning of the Company’s last completed fiscal year, and their immediate family members.

The Audit Committee is responsible for review and approval or ratification of related person transactions involving the Company or its subsidiaries to ensure there are no conflicts of interest. The Company’s Code of Conduct sets forth the Company’s written policy on procedures for reviewing and approving or ratifying potential conflicts of interests, which include related person transactions. The Code of Conduct requires officers and directors to provide full disclosure of any potential conflicts of interest to the Audit Committee, while other Company employees must provide such information to the Company’s compliance officer. Persons are encouraged to speak with the Company’s compliance officer (or, if an officer or director, to members of the Audit Committee) if there is any doubt as to whether a transaction could comprise a conflict of interest. Further, each of the Company’s officers and directors is required to complete an annual questionnaire in connection with the proxy statement for the annual meeting of stockholders, which includes questions regarding potential and ongoing related person transactions.

If a related person transaction is proposed and it involves an officer or director, the Audit Committee reviews such transaction to ensure that the Company’s involvement in such transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and is in the best interests of the Company and its stockholders. The Committee affirmatively determined that none of the related person transactions below constituted a conflict of interest.

Mr. Feeney’s son-in-law, is a principal of the publisher of our annual report to stockholders and certain advertising material. Competitive bids for annual report services were solicited by an independent business consultant in June 2004 and have not increased since such time. We paid $88,263 to such vendor for services in fiscal 2016, and we paid $0 to such vendor for services from November 1, 2016 through December 31, 2016.

Mr. Feeney’s daughter-in-law, Linda N. Guerrera, is the Company’s Vice President, Finance, and Controller and an executive officer. Ms. Guerrera is party to an employment agreement with the Company effective November 1, 2008; the agreement is substantially identical to the existing employment agreements entered into with each of the named executive officers. In fiscal 2016, she earned $518,735 in total compensation, which consisted of a base salary of $258,416, a car allowance of $11,000, bonus earned under the MIP of $174,552, performance units having a grant date fair value of $62,770 and $11,997 contributed by the Company to her account in the 401(k) Savings and Employee Stock Ownership Plan.

The brother of Ms. Guerrera is a partner of Skadden, Arps, Slate, Meagher & Flom LLP, an entity that provides legal services to us. We paid $1,107,513 for legal services in fiscal 2016 and we paid $581,754 for legal services from November 1, 2016 through December 31, 2016.

In September 2008, Mr. Powers’ brother became the principal of a distributor who purchases product from us. Prior to such date, he was a sales representative in the FIAP Films Division of the Company from May 2002 to September 2008. We sold $916,183 of product to such distributor in fiscal 2016, and we sold $95,559 of product to such distributor from November 1, 2016 through December 31, 2016.

Robert Cron, David J. Cron’s brother, is the Company’s Executive Vice President, Sales and Marketing and an executive officer. Robert Cron is party to an employment agreement with the Company effective November 1, 2004; the agreement is substantially identical to the existing employment agreements entered into with each of the named executive officers. In fiscal 2016, he earned $572,616 in total compensation, which consisted of a base salary of $310,000, a car allowance of $11,000, bonus earned under the MIP of $155,000, performance units having a grant date fair value of $83,366 and $13,250 contributed by the Company to his account in the 401(k) Savings and Employee Stock Ownership Plan.

Mark Cron, Robert Cron’s and David J. Cron’s brother, is a sales representative in the Custom Films Division. In fiscal 2016, he earned $165,129 in total compensation, which consisted of a base salary and commission of $155,791 and $9,338 contributed by the Company to his account in the 401(k) Savings and Employee Stock Ownership Plan.

The brother of David J. Cron and Robert Cron is a principal of Omni Products, Inc., a supplier that provides the Company with thermal labels. We paid $74,891 to Omni Products for services in fiscal 2016, and we paid $10,634 to Omni Products for services from November 1, 2016 through December 31, 2016.

Director Independence

The Board believes that there should be at least a majority of independent directors on the Board. The Board recently undertook its annual review of director independence in accordance with the applicable rules of Nasdaq. The independence rules include a series of objective tests, including that the director is not employed by us and has not engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Pursuant to such authority, the Board has adopted additional categorical standards regarding relationships that the Board does not consider material for purposes of determining a director’s independence, as set forth in the Company’s Corporate Governance Guidelines, which are available on the Investor Relations section of our website at www.aepinc.com. In making these determinations, the Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. The Board has affirmatively determined, after considering all of the relevant facts and circumstances, that Messrs. Bell, Belsky, Davis, Gallagher and Stewart are independent directors under the applicable rules of Nasdaq. Messrs. Barba, Feeney and Powers are employed by us and therefore are not independent directors.

Each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent under Nasdaq rules. In addition, the Board has affirmatively determined that the members of the Audit Committee and Compensation Committee qualify as independent in accordance with the additional independence rules established by the SEC and Nasdaq.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG Fees

The following table sets forth the fees we were billed for audit and other services provided by KPMG in fiscal 2016 and 2015. All of such services described below were approved in conformity with the Audit Committee’s pre-approval policies and procedures described above.

	Fiscal 2016 ($)	Fiscal 2015 ($)
Audit Fees(1)	1,222,822	1,460,940
Audit-Related Fees(2)	9,695	—
Tax Fees	334,500	—

Total Fees	1,567,017	1,460,940

(1)	Audit fees in 2016 and 2015 consisted of fees related to the annual audit of our financial statements, the audit of the effectiveness of internal controls over financial reporting and review of quarterly financial statements.

(2)	Audit-related fees in 2016 consisted of fees for a limited scope audit of The Pension Plan for Bargaining Employees of AEP Canada Inc.

(3)	Other fees in 2016 consisted of fees for due diligence, consents and other accounting services performed related to the Berry Plastics acquisition.

Pre-Approval Policies and Procedures

In accordance with Audit Committee policy and applicable law, the Committee pre-approves all services to be provided by KPMG, including audit services, audit-related services, tax services and other services. In determining whether to pre-approve such services, the Committee must consider whether the provision of such services is consistent with the independence of KPMG. Generally, the full Committee provides pre-approval for up to a year related to a particular defined task or scope of work and subject to a specific budget. In other cases, the chair of the Committee may pre-approve such services between Committee meetings pursuant to delegated authority from the Committee; the chair then communicates such pre-approvals to the full Committee at the next regularly scheduled meeting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AEP Industries Inc.:

We have audited the accompanying consolidated balance sheets of AEP Industries Inc. and subsidiaries as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited AEP Industries Inc.’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AEP Industries Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEP Industries Inc. and subsidiaries as of October 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, AEP Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Short Hills, New Jersey
January 17, 2017

AEP INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2016 AND 2015

(in thousands, except share amounts)

	October 31, 2016	October 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,676	$20,167
Accounts receivable, less allowance for doubtful accounts of $5,702 and $5,432 in 2016 and 2015, respectively	99,510	104,930
Inventories, net	92,685	101,264
Deferred income taxes	3,721	3,606
Other current assets	2,268	2,678

Total current assets	201,860	232,645

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	179,666	193,993
GOODWILL	6,871	6,871
INTANGIBLE ASSETS, net of accumulated amortization of $3,455 and $2,931 in 2016 and 2015, respectively	2,957	3,481
OTHER ASSETS	1,277	1,104

Total assets	$392,631	$438,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings, including current portion of long-term debt	$2,400	$2,475
Accounts payable	62,888	68,734
Accrued expenses	49,588	40,395

Total current liabilities	114,876	111,604
LONG-TERM DEBT	133,125	208,840
DEFERRED INCOME TAXES	23,434	21,750
OTHER LONG-TERM LIABILITIES	7,904	6,252

Total liabilities	279,339	348,446

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 970,000 shares authorized; none issued	—	—
Series A junior participating preferred stock, $1.00 par value; 30,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 11,248,896 and 11,237,749 shares issued in 2016 and 2015, respectively	112	112
Additional paid-in capital	115,482	114,963
Treasury stock at cost, 6,135,095 shares	(189,810)	(189,810)
Retained earnings	189,085	165,395
Accumulated other comprehensive loss	(1,577)	(1,012)

Total shareholders’ equity	113,292	89,648

Total liabilities and shareholders’ equity	$392,631	$438,094

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2016, 2015 AND 2014

(in thousands, except per share data)

	2016	2015	2014
NET SALES	$1,095,830	$1,141,391	$1,192,990
COST OF SALES	905,487	959,729	1,071,085

Gross profit	190,343	181,662	121,905
OPERATING EXPENSES:
Delivery	47,690	49,879	51,589
Selling	38,516	37,788	36,550
General and administrative	37,620	32,592	25,772

Total operating expenses	123,826	120,259	113,911
OTHER OPERATING (EXPENSE) INCOME:
Business interruption insurance recovery	—	—	2,050
(Loss) gain on sales of property, plant and equipment, net	(10)	1,315	(183)

Operating income	66,507	62,718	9,861
OTHER (EXPENSE) INCOME:
Interest expense	(19,882)	(18,790)	(19,571)
Other, net	(103)	317	270

Income (loss) before (provision) benefit for income taxes	46,522	44,245	(9,440)
(PROVISION) BENEFIT FOR INCOME TAXES	(17,720)	(15,408)	3,934

Net income (loss)	$28,802	$28,837	$(5,506)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$5.64	$5.66	$(1.03)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$5.60	$5.64	$(1.03)

CASH DIVIDEND DECLARED PER COMMON SHARE	$1.00	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2016, 2015 AND 2014

(in thousands)

	2016	2015	2014
Net income (loss)	$28,802	$28,837	$(5,506)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(214)	(1,162)	(738)
Defined benefit pension plans:
Net actuarial losses arising during the period	(648)	(38)	(307)
Amortization of prior service cost and net actuarial loss included in net periodic pension cost	137	152	175
Impact of currency translation	35	234	175

Total pre-tax amounts	(476)	348	43
Benefit (provision) for taxes	125	(57)	18

Net change in accumulated other comprehensive (loss) income—pension plans	(351)	291	61

Total other comprehensive loss	(565)	(871)	(677)

Comprehensive income (loss)	$28,237	$27,966	$(6,183)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2016, 2015 AND 2014

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCES AT OCTOBER 31, 2013	11,207	$112	5,606	$(169,826)	$112,527	$536	$142,064
Issuance of common stock upon settlement of performance units	1				57
Issuance of restricted stock	8				275
Unearned compensation on restricted stock					23
Share-based compensation					96
Repurchases of common stock			529	(19,984)
Net loss							(5,506)
Translation adjustments						(738)
Actuarial losses arising during the period, net of tax						(69)
Amortization of prior service cost and actuarial losses, net of tax						130

BALANCES AT OCTOBER 31, 2014	11,216	$112	6,135	$(189,810)	$112,978	$(141)	$136,558
Issuance of common stock upon exercise of stock options	16				467
Issuance of common stock upon settlement of performance units	1				42
Issuance of restricted stock	5				275
Share-based compensation					65
Excess tax benefit from stock option exercise					1,136
Net income							28,837
Translation adjustments						(1,162)
Actuarial gains arising during the period, net of tax and impact of currency translation						179
Amortization of prior service cost and actuarial losses, net of tax and impact of currency translation						112

BALANCES AT OCTOBER 31, 2015	11,238	$112	6,135	$(189,810)	$114,963	$(1,012)	$165,395
Issuance of common stock upon exercise of stock options	6				135
Issuance of common stock upon settlement of performance units	1				68
Issuance of restricted stock	4				275
Share-based compensation					41
Net income							28,802
Dividends declared							(5,112)
Translation adjustments						(214)
Actuarial losses arising during the period, net of tax and impact of currency translation						(450)
Amortization of prior service cost and actuarial losses, net of tax and impact of currency translation						99

BALANCES AT OCTOBER 31, 2016	11,249	$112	6,135	$(189,810)	$115,482	$(1,577)	$189,085

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2016, 2015 AND 2014

(in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,802	$28,837	$(5,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,476	31,567	31,507
Change in LIFO reserve	3,835	(26,615)	3,647
Amortization of debt fees	899	953	953
Write-off of senior note fees due to partial redemption of 8.25% senior notes due 2019	582	—	—
Write-off of credit facility fees due to amendment of the credit facility	110	—	—
Provision for losses on accounts receivable, notes receivable and inventories	450	2,842	2,123
Provision (benefit) for deferred income taxes	1,859	5,570	(4,788)
Share-based compensation expense	8,817	8,403	1,073
Premium on partial redemption of 8.25% senior notes due 2019	1,547	—	—
Excess tax benefit from stock option exercises	—	(1,136)	—
Impairment on property, plant and equipment	817	1,588	299
Loss (gain) on sales of property, plant and equipment, net	10	(1,315)	183
Other	450	39	(52)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,859	10,440	(9,436)
Decrease in inventories	4,629	11,341	6,783
Decrease (increase) in other current assets	434	1,310	(976)
(Increase) decrease in other assets	(393)	(7)	330
(Decrease) increase in accounts payable	(5,435)	(13,603)	1,524
Increase (decrease) in accrued expenses	2,726	10,429	(3,867)
Decrease in other long-term liabilities	(100)	(160)	(148)

Net cash provided by operating activities	84,374	70,483	23,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,915)	(12,186)	(26,543)
Net proceeds from dispositions of property, plant and equipment	2	3,690	153

Net cash used in investing activities	(15,913)	(8,496)	(26,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Partial redemption of 8.25% senior notes due 2019	(76,547)	—	—
Net borrowings (repayments) of credit facility	1,300	(40,510)	14,910
Repurchases of common stock	—	—	(19,984)
Proceeds from capital lease obligations	—	—	658
Principal payments on mortgage loan note	(131)	(127)	(122)
Repayments of Pennsylvania industrial loans	(879)	(87)	(90)
Principal payments on capital lease obligations	(2,253)	(2,365)	(2,970)
Fees paid and capitalized related to amended credit facility	(528)	—	—
Proceeds from exercise of stock options	135	467	—
Dividends paid	(3,834)	—	—
Excess tax benefit from stock option exercises	—	1,136	—
Payments of withholding taxes on performance units	(2,036)	(733)	(1,237)

Net cash used in financing activities	(84,773)	(42,219)	(8,835)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(179)	(468)	(876)

Net (decrease) increase in cash	(16,491)	19,300	(12,452)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,167	867	13,319

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,676	$20,167	$867

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash dividend declared and unpaid	$1,278	$—	$—

Equipment financed through capital lease obligation	$—	$184	$1,679

The accompanying notes to consolidated financial statements are an integral part of these statements.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business

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

Derivative Instruments:

The Company enters into derivative financial instruments to manage exposures arising in the normal course of business. The Company enters into foreign exchange forward contracts primarily to hedge intercompany transactions and forecasted purchases. Foreign currency forward contracts reduce the Company’s exposure to the risk that the eventual cash inflows and outflows, resulting from these intercompany and third party trade transactions denominated in a currency other than the functional currency, will be adversely affected by changes in exchange rates. Foreign exchange forward contracts generally have maturities of less than six months and relate primarily to the Canadian dollar. The Company also enters into interest rate swap contracts to economically convert a variable-rate debt to a fixed-rate debt. The Company does not apply hedge accounting for foreign exchange forward contracts and interest rate swaps and as a result, these hedging instruments are adjusted to fair value through income and expense. The fair value and notional value of these contracts were immaterial at October 31, 2016 and 2015.

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

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these assets and liabilities. The Company did not have any non—financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required at October 31, 2016. See Notes 8 and 9 for discussion of the fair value of the Company’s debt and the assets held in the Company’s two defined benefit pension plans, respectively.

Research and Development Costs:

Research and development costs are charged to expense as incurred and included in cost of sales in the consolidated statements of operations. Research and development costs were $2.0 million during each of fiscal 2016, 2015 and 2014.

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

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company has determined that it consists of a single reporting unit for the purpose of the goodwill impairment test. The Company performs its annual impairment analysis on September 30 based on a comparison of the Company’s market capitalization to its book value at that date. On September 30, 2016 and 2015, the Company concluded that there was no impairment because the Company’s market capitalization was above book value. On October 31, 2016 and 2015, the Company’s market capitalization was above book value. The Company’s policy is that impairment of goodwill will have occurred if the market capitalization of the Company were to remain below book value for a reasonable period of time. The Company would consider a control premium in its analysis.

Concentration of Risk:

The Company sells its products to a large number of geographically diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains appropriate allowances for anticipated losses. No single customer accounted for more than 10% of net sales during any of the years in the three year period ended October 31, 2016. No single customer accounted for more than 10% of the Company’s account receivable balance at October 31, 2016 or 2015.

The Company purchases its resin from three principal suppliers that provided the Company with approximately 28%, 22% and 13%, respectively, of the Company’s fiscal 2016 resin supply, approximately 27%, 22% and 16%, respectively, of the Company’s fiscal 2015 resin supply and approximately 28%, 22% and 17%, respectively, of the Company’s fiscal 2014 resin supply.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows:

	For the Years Ended October 31,
	2016	2015	2014
Weighted average common shares outstanding:
Basic	5,110,049	5,093,878	5,323,131
Effect of dilutive securities:
Options to purchase shares of common stock	29,794	22,201	—

Diluted	5,139,843	5,116,079	5,323,131

For the years ended October 31, 2016, 2015 and 2014 the Company had zero, zero and 10,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods but were excluded from the computation of diluted EPS because their exercise price was higher than the Company’s average stock price during the respective periods. For the year ended October 31, 2014, the Company had 16,168 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

The Company includes any non-vested restricted stock issued under the Company’s 2013 Omnibus Incentive Plan (see Note 10) in the weighted average common shares outstanding from the date of issuance as the restricted stock entitles the participant to all rights of a stockholder, including the right to vote the shares and the right to receive dividends.

Dividends:

In fiscal year 2016 the Company’s Board of Directors declared the following dividends:

Dividend Per Share of Common Stock	Total Amount (in thousands)	Declaration Date	Record Date	Payment Date
$0.25	$1,278	October 19, 2016	November 1, 2016	November 16, 2016
$0.25	$1,278	July 20, 2016	August 1, 2016	August 16, 2016
$0.25	$1,278	April 20, 2016	May 2, 2016	May 17, 2016
$0.25	$1,278	January 13, 2016	February 1, 2016	February 16, 2016

The dividend payable on November 16, 2016 of $1.3 million is recorded in accrued expenses at October 31, 2016.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

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

Reclassifications:

Certain prior year amounts as it relates to the adoption of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, have been reclassified in order to conform to the fiscal 2016 presentation. The reclassifications had no effect on net income.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03. The new guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified guidance in ASU No. 2015-03 stating that the SEC would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. The Company adopted the ASUs as of October 31, 2016 and has retrospectively applied the provisions to all prior periods presented. The Company reclassified $0.9 million and $2.1 million as of October 31, 2016 and 2015, respectively, of deferred costs related to the Company’s 8.25% senior notes due 2019. This reclassification reduced total assets and total long-term debt by the same amounts. The Company continues to present those capitalized costs paid related to the Company’s credit facility ($0.6 million at October 31, 2016) separately in other current assets and other assets on its consolidated balance sheet.

New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments, including, among other items, debt prepayment costs, are presented and classified in the statement of cash flows under FASB Accounting Standards Codification Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company has early adopted the new guidance and has presented the call premium paid related to the partial redemption of the 8.25% senior notes due 2019 as a cash outflow from financing activities in accordance with ASU No. 2016-15.

Due to the anticipated timing of the consummation of the integrated merger with Berry Plastics Group, Inc. (see Note 3), the evaluation of the effects on the consolidated financial statements and the timing of adoption of the following standards will be determined by Berry Plastics Group, Inc.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Significant Accounting Policies (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures and consideration of minimum statutory tax withholding requirements. The guidance is required to be applied by the Company beginning in the Company’s first quarter of fiscal 2018, but early adoption is permitted.

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

(3)	Business Combination

On August 24, 2016, the Company entered into an Agreement and Plan of Merger with Berry Plastics Group, Inc. (“Berry”) and certain of its subsidiaries, which was amended on December 7, 2016 (as so amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions and merger steps set forth therein (the “Integrated Mergers”), the Company will merge with and into a Berry subsidiary, with the Berry subsidiary as the surviving corporation.

Subject to the terms and conditions set forth in the Merger Agreement, each share of common stock of the Company will be converted into the right to receive, at the stockholder’s election, $110 in cash (the “Cash Consideration”) or 2.5011 shares (the “Exchange Ratio”) of Berry’s common stock (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”). The Merger Consideration in the Integrated Mergers will be prorated as necessary to ensure that 50% of the total outstanding shares of the Company (excluding treasury stock) will be exchanged for cash and 50%

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Business Combination (Continued)

of such shares will be exchanged for Berry’s common stock. However, in the event that Berry has had a material adverse effect (as defined in the Merger Agreement) since the date of the Merger Agreement or if the written tax opinion required to be delivered to the Company in connection with the Integrated Mergers cannot be delivered, Berry may elect, in its sole discretion, to pay $110.00 in cash for each share of the Company’s common stock, subject to certain conditions (the “Alternative Funding Election”).

The Integrated Mergers are expected to close shortly after the special meeting of the Company’s stockholders scheduled for January 18, 2017, although consummation of the Integrated Mergers is subject to customary conditions set forth in the Merger Agreement, including the approval by the holders of at least a majority of the outstanding shares of the Company’s common stock entitled to vote thereon.

The Merger Agreement contains certain termination rights for the Company and Berry. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $20 million and reimburse expenses of Berry and its affiliates up to $5 million. If the Merger Agreement is terminated by the Company, Berry may be required to pay the expenses of the Company and its affiliates up to $5 million. Under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business and generally must operate the business in the ordinary course in all material respects prior to completing the Integrated Mergers unless the Company obtains the consent of Berry.

The Company incurred $4.1 million of transaction costs through October 31, 2016 associated with the proposed Integrated Mergers which are included in general and administrative expenses in the consolidated statement of operations for fiscal 2016. In connection with the Integrated Mergers, the Company must pay Merrill Lynch, Pierce, Fenner & Smith Incorporated, its financial advisor, a fee of approximately $11.5 million, $1.0 million of which was paid upon execution of the merger agreement in connection with the delivery of its opinion with the remainder payable upon the successful completion of the Integrated Mergers.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Inventories (Continued)

Inventories are comprised of the following:

	October 31, 2016	October 31, 2015
	(in thousands)
Raw materials	$42,375	$47,593
Finished goods	67,466	66,484
Supplies	4,772	5,280

	114,613	119,357
Less: LIFO reserve	(21,928)	(18,093)

Inventories, net	$92,685	$101,264

The LIFO method was used for determining the cost of approximately 89% at October 31, 2016 and 2015. During fiscal 2016, 2015 and 2014, the Company had decrements in certain of its LIFO pools, which increased or (reduced) cost of sales by $1.5 million, $0.1 million and $(2.4) million, respectively. Because of the Company’s continuous manufacturing process, there is no significant work in process at any point in time.

(5)	Property, Plant and Equipment

A summary of the components of property, plant and equipment and their estimated useful lives is as follows:

	October 31,
	2016	2015	Estimated Useful Lives
	(in thousands)
Land	$11,743	$11,777
Buildings	100,939	100,263	15 to 31.5 years
Machinery and equipment	471,078	459,247	5 to 9 years
Furniture and fixtures	26,062	25,725	3 to 9 years
Leasehold improvements	290	290	Lesser of lease term or useful lives of 15 to 31.5 years
Motor vehicles	383	383	3 years
Construction in progress	3,809	2,566

	614,304	600,251
Less: Accumulated depreciation and amortization	434,638	406,258

Property, plant and equipment, net	$179,666	$193,993

Maintenance and repairs expense was $16.3 million, $15.3 million, and $15.2 million for the years ended October 31, 2016, 2015 and 2014, respectively. Asset impairment charges were $0.8 million, $1.6 million and $0.3 million for the years ended October 31, 2016, 2015 and 2014, respectively. Included in the charge for fiscal 2016 and 2015 is $0.7 million and $1.2 million, respectively, related to the poor performance of a new machine.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Intangible Assets

Changes in the carrying amount of intangible assets during the years ended October 31, 2016, 2015 and 2014 are as follows:

	Trade names	Leasehold Interests	Customer relationships	Total
		(in thousands)
Balance at October 31, 2013	$687	$(11)	$3,842	$4,518
Amortization	(137)	6	(387)	(518)

Balance at October 31, 2014	550	(5)	3,455	4,000
Amortization	(137)	5	(387)	(519)

Balance at October 31, 2015	413	—	3,068	3,481
Amortization	(137)	—	(387)	(524)

Balance at October 31, 2016	$276	$—	$2,681	$2,957

Weighted average amortization periods over a straight-line basis are as follows:

In Years
Trade names	9
Customer relationships	12
Leasehold Interest	7

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending October 31,	(in thousands)
2017	$479
2018	479
2019	397
2020	397
2021	397
Thereafter	808

Total estimated future amortization expense	$2,957

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Accrued Expenses

At October 31, 2016 and 2015, accrued expenses consist of the following:

	October 31,
	2016	2015
	(in thousands)
Payroll and employee related	$16,021	$12,799
Customer rebates	10,141	8,952
Interest	461	688
Accrued income taxes	3,090	3,326
Accrual for performance units	6,947	5,451
Other(A)	12,928	9,179

Accrued expenses	$49,588	$40,395

(A)	No individual item exceeded 5% of current liabilities.

(8)	Debt

A summary of the components of debt is as follows:

	October 31, 2016	October 31, 2015
	(in thousands)
Credit facility(a)	$1,300	$—
8.25% senior notes due 2019 (net of debt issuance costs of $938 and $2,111 at October 31, 2016 and 2015, respectively)(b)	124,062	197,889
Pennsylvania industrial loan(c)	—	879
Mortgage loan note(d)	2,843	2,974
Capital leases(e)	7,320	9,573
Foreign bank borrowings(f)	—	—

Total debt	135,525	211,315
Less: current portion	2,400	2,475

Long-term debt	$133,125	$208,840

(a) Credit facility

The Company is party to the Second Amended and Restated Loan and Security Agreement (the “base credit facility”), dated February 22, 2012, with Wells Fargo Bank National Association (“Wells Fargo”), successor to Wachovia Bank N.A., as a lender thereunder and as agent for the secured parties thereunder. On January 29, 2016, the Company entered into Amendment No. 2 to Second Amended and Restated Loan and Security Agreement with Wells Fargo, as agent and lender, and the other financial institution party thereto, as lender (“Amendment No. 2”), which amended the base credit facility. On September 13, 2016, the Company entered into Amendment No. 3 to Second Amended and Restated Loan and Security Agreement with Wells Fargo, as agent and lender, and the other financial institution party thereto, as lender (“Amendment No. 3”), which further amended the base credit facility. As used herein “credit facility” refers to the base credit facility or as amended by Amendment No. 2 or Amendment No. 3 as the context requires. The maximum borrowing amount remains the same

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

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

Under Amendment No. 3, the agent and lenders consented to the redemption (the “Redemption”) of up to $75 million aggregate principal amount of the 8.25% senior notes due 2019, together with accrued and unpaid interest and any premium thereon, and agreed to certain amendments to the credit facility to adjust certain permitted transaction baskets in connection with the Redemption.

The other terms and conditions of the credit facility, including the terms under which the amounts due thereunder may be accelerated or increased, were not materially amended by Amendment No. 2 or Amendment No. 3 and remain in full force and effect.

The Company utilizes the credit facility to provide funding for operations and other corporate purposes through daily bank borrowings and/or cash repayments to ensure sufficient operating liquidity and efficient cash management. The Company had weighted average borrowings under the credit facility of $0.9 million and $25.3 million, with a weighted average interest rate of 3.5% and 2.8% during fiscal 2016 and 2015, respectively. Under the credit facility, interest rates are based upon the Quarterly Average Excess Availability (as defined in the credit facility) at a margin of the prime rate (defined as the greater of Wells Fargo’s prime rate and the Federal Funds rate plus 0.5%) plus 0% to 0.25%, which remains unchanged, or LIBOR plus 1.50% to 2.00%, revised from 1.75% to 2.50% prior to Amendment No. 2.

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

Borrowings and letters of credit available under the credit facility are limited to a borrowing base based upon specific advance percentage rates on eligible accounts receivable and inventory, subject, in the case of inventory, to amount limitations. The sum of the eligible assets at October 31, 2016 and October 31, 2015 supported a borrowing base of $146.9 million $150.0 million, respectively. Availability was reduced by the aggregate amount of letters of credit outstanding totaling $4.1 million and $2.9 million at October 31, 2016 and October 31, 2015, respectively. Borrowings outstanding under the credit facility were $1.3 million and zero at October 31, 2016 and 2015, respectively. Availability at October 31, 2016 and October 31, 2015 under the credit facility was $141.5 million and $147.1 million, respectively; however, certain provisions of the Merger Agreement currently restrict the Company from incurring more than $65 million in total in the ordinary course under the credit facility and the Canadian credit facility without the consent of Berry. The credit facility is secured by liens on most of the Company’s domestic assets (other than real property and equipment) and on 66% of the Company’s ownership interest in certain foreign subsidiaries.

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

In addition, if Excess Availability under the credit facility is less than $25.0 million, a springing cash dominion is activated and all remittances received from customers in the United States will automatically be applied to repay the balance outstanding. The automatic repayments through the springing cash dominion remain in place until Excess Availability exceeds $25.0 million, and no other event of default has occurred and is continuing, in each case for 30 consecutive days. Excess Availability under the credit facility ranged from $124.0 million to $145.9 million during fiscal 2016 and from $86.2 million to $147.1 million during fiscal 2015.

During fiscal year 2016, the Company incurred and capitalized $0.5 million of fees related to Amendment No. 2. These fees, along with the unamortized fees of $0.3 million paid to the lenders that were party to the base credit facility, are being amortized on a straight line basis over 36 months, the revised term of the credit facility, and are included in other current assets and other assets on the consolidated balance sheets.

The Company was in compliance with the financial covenants at October 31, 2016 and October 31, 2015.

(b) 8.25% senior notes due 2019

On October 13, 2016, with Board approval, the Company redeemed $75 million of the $200 million aggregate principal amount of the 8.25% senior notes due 2019 (the “2019 notes”). The Company paid a call premium of 2.06% which equated to $1.5 million and is included in interest expense in the consolidated statement of operations for fiscal 2016. At October 31, 2016 the outstanding principal amount of the 2019 notes was $125 million. In connection with the partial redemption of the 2019 Notes, the Company wrote-off to interest expense $0.6 million of capitalized fees which represents 37.5% of the unamortized capitalized fees at the time of redemption.

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

(c) Pennsylvania industrial loan

During fiscal 2016, the Company repaid in full the $0.9 million balance of the amortizing fixed rate 4.75% loan that was due November 1, 2023. This loan was obtained in connection with the Company’s expansion in fiscal 2008 of its Wright Township, Pennsylvania manufacturing facility.

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

In connection with the mortgage note, the Company also entered into a ten-year floating-to-fixed interest rate swap agreement with TD Bank, N.A. with a notional value of $3.4 million, the original outstanding principal balance on the mortgage note. The interest rate swap fixes the interest rate at 3.52% per year and matures on July 25, 2022. The fair value of the Company’s interest rate swap was immaterial at October 31, 2016 and 2015.

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

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

Under the terms of the capital leases, the payments are as follows:

For the years ended October 31,	Capital Leases
(in thousands)
2017	$2,495
2018	2,479
2019	2,261
2020	469
2021	64
Thereafter	—

Total minimum lease payments	7,768
Less: Amounts representing interest	448

Present value of minimum lease payments	7,320
Less: Current portion of obligations under capital leases	2,264

Long-term portion of obligations under capital leases	$5,056

(f) Foreign bank borrowings

In addition to the amounts available under the credit facility, the Company also maintains a secured credit facility at its Canadian subsidiary, used to support operations, which is generally serviced by local cash flows from operations. There was zero outstanding under this arrangement at October 31, 2016 and October 31, 2015. Availability under the Canadian credit facility at October 31, 2016 and October 31, 2015 was $5.0 million in Canadian dollars or US$3.7 million and US$3.8 million, respectively.

Principal payments required on all debt outstanding during each of the next five fiscal years are as follows:

	(in thousands)
	Debt	Capital leases	Total
2017	$136	$2,264	$2,400
2018	141	2,333	2,474
2019	126,446	2,199	128,645
2020	151	460	611
2021	157	64	221
Thereafter	2,112	—	2,112

	$129,143	$7,320	$136,463

Cash paid for interest during fiscal 2016, 2015 and 2014 was $18.5 million, $17.9 million and $18.5 million, respectively, including $0.3 million, $0.4 million and $0.5 million paid as part of the capitalized leases during fiscal years 2016, 2015 and 2014, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Debt (Continued)

Fair Value

The carrying value and fair value of the Company’s fixed rate debt at October 31, 2016 and October 31, 2015 are as follows:

	October 31, 2016		October 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2019 notes	$125,000	$127,812	$200,000	$206,750
Debt issuance costs	(938)	N/A	(2,111)	N/A
Mortgage loan note(a)	2,843	2,843	2,974	2,974
Pennsylvania industrial loans	—	—	879	879
Capital leases	7,320	7,320	9,573	9,573

Total	$134,225	$137,975	$211,315	$220,176

(a)	The Company entered into an interest rate swap fixing the variable rate loan to a fixed rate loan at an interest rate of 3.52% per year.

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

The Company sponsors defined contribution and defined benefit plans in the United States and in its Canadian subsidiary. Total expense for these plans for fiscal 2016, 2015 and 2014 was $4.0 million, $3.6 million and $3.8 million, respectively.

401(k) Savings Plan

Employees of the Company in the United States may participate in the AEP Industries Inc. 401(k) Savings Plan (the “Plan”). Effective for the fiscal 2006 plan year and thereafter, the Company no longer contributes its shares to the Plan.

Eligible employees may contribute a portion of their compensation as elective deferrals to their Plan account. The Company makes matching contributions on employees’ deferrals at the rate of 100% on an employee’s deferrals up to 3% of the employee’s compensation and 50% on an employees’ deferrals up to the next 2% of the employee’s compensation; provided, however, that matching contributions are not made for collectively-bargained employees at the Company’s Montgomery, Alabama facility. The Company may also make discretionary contributions to the Plan at a uniform, Company-specified percentage of compensation, for eligible participants. In fiscal 2016, 2015 and 2014, the Company contributed $3.3 million, $3.1 million and $3.1 million in cash to the Plan in fulfillment of the 2015, 2014 and 2013 contribution requirement, respectively.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

At October 31, 2016, there were 109,551 shares of the Company’s common stock held by the Plan, representing approximately 2% of the total number of shares outstanding. Shares of the Company’s common stock credited to each member’s account under the Plan are voted by the trustee under instructions from each individual plan member. Shares, for which no instructions are received, along with any unallocated shares held in the Plan, are not voted.

Defined Contribution Plan

The Company sponsors a defined contribution plan in Canada. The plan covers full time employees of the Company’s Canadian facility and provides for a base employer contribution of 4.5% of salary plus an additional matching contribution of 50% of employee contributions up to 5% (for a maximum employer contribution of 7% of salary). The Company’s cash contributions related to this plan for each of the fiscal years ending 2016, 2015 and 2014 totaled $0.2 million.

Defined Benefit Plans

The Company has a defined benefit plan in Canada and a defined benefit plan in the United States. Benefits under these plans are based on specified amounts per year of credited service. The Company funds these plans in accordance with the funding requirements of local law and regulations.

Effective March 31, 2014, the Company amended its Alabama Union Employees’ Pension Plan (“Alabama Plan”) to freeze additional participant benefit accruals and close the plan to new participants. Benefits under the Alabama Plan are based on years of service and a plan-specified benefit rate. Additionally, during the fourth quarter of fiscal 2014, the Company terminated employment with certain members of the Alabama Plan and paid each a lump sum payment. Due to the volume of lump sum payments processed during the 2014 fiscal year, the Company incurred a pension curtailment settlement loss.

The components of the net periodic pension costs for the Canadian defined benefit plan and the Alabama Plan in fiscal 2016, 2015 and 2014, are as follows:

	For the Years Ended October 31,
	2016	2015	2014
	(in thousands)
Service cost	$162	$170	$276
Interest cost	332	343	388
Expected return on assets	(380)	(430)	(440)
Curtailment, settlement loss	—	—	53
Amortization of net actuarial loss	38	46	56
Amortization of prior service cost	99	106	119

Net periodic pension cost	$251	$235	$452

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2017 are:

(in thousands)
Amortization of prior service cost	$99
Amortization of net actuarial loss	85

Total	$184

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets for the Canadian defined benefit plan and the Alabama Plan is shown below (based on an October 31 measurement date):

	October 31,
	2016	2015
	(in thousands)
Change in benefit obligation:
Pension benefit obligation at beginning of year	$7,743	$8,708
Service cost	162	170
Interest cost	332	343
Benefit and expense payments	(364)	(554)
Actuarial losses (gains)	650	(60)
Foreign currency exchange rate impact	(142)	(864)

Pension benefit obligation at end of year	8,381	7,743
Change in plan assets:
Fair value of plan assets at beginning of year	6,786	7,464
Company contributions	374	430
Benefit and expense payments	(364)	(554)
Actual return on plan assets	382	332
Foreign currency exchange rate impact	(145)	(886)

Fair value of plan assets at end of year	7,033	6,786

Funded status—consolidated	(1,348)	(957)

Funded status—Canada	(177)	352

Funded status—U.S.	(1,171)	(1,309)

Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	(1,348)	(1,309)
Other assets	—	352
Amounts recognized in accumulated other comprehensive (loss):
Prior service cost	(334)	(442)
Net actuarial loss	(1,912)	(1,328)
Tax effect	645	520

Net amount recognized, after tax	$(1,601)	$(1,250)

Accumulated benefit obligation	$8,381	$7,743

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Pensions and Retirement Savings Plan (Continued)

Investment Policy:

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with current and anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocations as of October 31, 2016 and 2015 and the target allocation of pension plan assets for fiscal 2017:

	October 31,		Target Allocation
	2016	2015
Equity securities	60%	61%	60%
Debt securities	36%	33%	37%
Cash	4%	6%	3%

Total	100%	100%	100%

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (October 31) were as follows:

	October 31,
	2016	2015	2014
Discount rate	4%	4%	4%
Salary progression rate	0%	0%	0%

The discount rates used for the defined benefit plans in Canada and for U.S. are based on high quality AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations.

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	October 31,
	2016	2015	2014
Discount rate	4%	4%	5%
Salary progression rate	0%	0%	0%
Expected long-term rate of return on plan assets	6%	6%	6%

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

measure the Company’s benefit obligation at October 31, 2016 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during fiscal 2017. Payments from the pension plan are made from the plan assets.

(in thousands)
2017	$212
2018	253
2019	297
2020	344
2021	375
2022-2026, in the aggregate	2,454

During fiscal 2017, the Company expects to contribute $0.2 million to its Canada defined benefit plan and $0.1 million to the U.S. defined benefit plan.

The fair values by category of the plan assets as of October 31, 2016 were as follows:

	Fair Value as of October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$330	$15	$315	$—
Equity securities	4,199	674	3,525	—
Fixed income/debt securities	2,471	378	2,093	—
Other	33	—	33	—

Total	$7,033	$1,067	$5,966	$—

The fair values by category of the plan assets as of October 31, 2015 were as follows:

	Fair Value as of October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$397	$26	$371	$—
Equity securities	4,154	668	3,486	—
Fixed income/debt securities	2,203	382	1,821	—
Other	32	—	32	—

Total	$6,786	$1,076	$5,710	$—

(10)	Shareholders’ Equity

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

Company. Total share-based compensation expense related to the Company’s share-based plans is recorded in the consolidated statements of operations as follows:

	For the Years Ended October 31,
	2016	2015	2014
	(in thousands)
Cost of sales	$1,866	$1,805	$86
Selling expense	1,509	1,574	103
General and administrative expense	5,442	5,024	884

Total	$8,817	$8,403	$1,073

Shared-Based Plans

At the annual meeting of stockholders of the Company on April 9, 2013, stockholders approved the AEP Industries Inc. 2013 Omnibus Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the award to non-employee directors and key employees of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 375,000 shares of the Company’s common stock. These shares of common stock may be made available from authorized but unissued common stock, from treasury shares or from shares purchased on the open market. The issuance of common stock resulting from the exercise of stock options and settlement of the vesting of performance units (for those employees who elected shares) during fiscal 2016, 2015 and 2014 was made from new shares.

As a result of stockholder approval of the 2013 Plan, all awards of stock and stock unit awards subsequent to April 9, 2013 have been granted under the 2013 Plan and no new awards have been made after such date under the AEP Industries Inc. 2005 Stock Option Plan (the “2005 Option Plan”), which expired in October 2013 except as to awards previously granted prior to that date. At October 31, 2016, 166,534 shares were available to be issued under the 2013 Plan.

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

There were no options granted, forfeited, cancelled or expired during the years ended October 31, 2016, 2015 and 2014.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Shareholders’	Equity (Continued)

The following table summarizes the Company’s stock option plan as of October 31, 2016 and changes during each of the years in the three year period ended October 31, 2016:

	2005 Option Plan		Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at October 31, 2013 (50,846 options exercisable)	72,446		$29.62	$17.07-42.60
Exercised	—		—	—

Options outstanding at October 31, 2014 (61,646 options exercisable)	72,446		$29.62	$17.07-42.60
Exercised	(16,446)		$28.40	$17.07-42.60

Options outstanding at October 31, 2015 (50,400 options exercisable)	56,000		$29.98	$17.07-42.60	3.7	$2,801
Exercised	(7,200	)(a)	$33.81	$33.67-33.84

Options outstanding at October 31, 2016	48,800		$29.41	$17.07-42.60	3.0	$3,911

Vested and expected to vest at October 31, 2016	48,800		$29.41		3.0	$3,911

Exercisable at October 31, 2016	46,800		$29.23		2.9	$3,759

(a)	Includes 2,000 options exercised at an exercise price of $33.84 per option and 1,200 options exercised at an exercise price of $33.67 per option for which an aggregate of 1,293 shares of common stock of the Company were tendered to the Company by the holders of the stock options for the payment of the exercise price of these options.

The table below presents information related to stock option activity for the years ended October 31, 2016, 2015 and 2014:

	For the Years Ended October 31,
	2016	2015	2014
	(in thousands)
Total intrinsic value of stock options exercised	$314	$439	$—
Total fair value of stock options vested	$54	$80	$155

The fair value of the options, less expected forfeitures, is amortized over five years on a straight-line basis. Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the years ended October 31, 2016, 2015 and 2014 was approximately $41,000, $65,000 and $96,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended October 31, 2016, 2015 and 2014, respectively. For fiscal 2016 and 2015, there was zero and $1.1 million in excess tax benefits

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Shareholders’	Equity (Continued)

recognized resulting from share-based compensation awards which reduced taxes otherwise payable. The excess benefit was recorded as additional paid in capital at October 31, 2015.

As of October 31, 2016, there was $13,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.4 years.

Non-vested Stock Options

A summary of the Company’s non-vested stock options at October 31, 2016 and changes during fiscal 2016 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2015	5,600	$15.33
Vested	(3,600)	$15.08

Non-vested at October 31, 2016	2,000	$15.79

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

Total share-based compensation expense related to the Units was $8.5 million, $8.1 million and $0.7 million for the years ended October 31, 2016, 2015 and 2014, respectively. During the year ended October 31, 2016, the Company paid $3.5 million in cash and issued 860 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2016. During the year ended October 31, 2015, the Company paid $1.6 million in cash and issued 867 shares of its common stock, in each case net of withholdings, in settlement of the vesting of the Units occurring during fiscal 2015. During the year ended October 31, 2014, the Company paid $2.4 million in cash and issued 1,067 shares of its common stock, in each case net of withholdings, in settlement of the vesting of Units occurring during fiscal 2014. At October 31, 2016 and October 31, 2015, there was $6.9 million and $5.5 million in accrued expenses and $5.6 million and $4.3 million in long-term liabilities, respectively, related to outstanding Units.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Shareholders’	Equity (Continued)

The following table summarizes the Units as of October 31, 2016 and changes during each of the three year periods ended October 31, 2016:

	2005 Option Plan	2013 Option Plan		Total Number Of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Units outstanding at October 31, 2013	204,161	—		204,161
Units granted	—	52,896	(a)	52,896
Units exercised	(73,650)	—		(73,650)	$0.00		$3,890
Units forfeited or cancelled	(1,200)	(52,896	)(a)	(54,096)

Units outstanding at October 31, 2014	129,311	—		129,311
Units granted	—	148,497	(b)	148,497
Units exercised	(44,209)	—		(44,209)	$0.00		$2,454
Units forfeited or cancelled	(2,000)	(3,000)		(5,000)

Units outstanding at October 31, 2015	83,102	145,497		228,599		1.6	$18,288
Units granted	—	43,571	(c)	43,571	$0.00
Units exercised	(43,016)	(32,057)		(75,073)	$0.00		$5,820
Units forfeited or cancelled	(600)	(2,000)		(2,600)

Units outstanding at October 31, 2016	39,486	155,011		194,497	$0.00	1.5	$21,307

Vested and expected to vest at October 31, 2016	39,486	149,011		188,497	$0.00	1.5	$20,650

Exercisable at October 31, 2016	—	—		—	$0.00		$0

(a)	The Units in fiscal 2014 were forfeited in their entirety because the Company did not achieve at least 80% of the Adjusted EBITDA performance goal in such fiscal year.

(b)	More than 100% of the fiscal 2015 Adjusted EBITDA goal was achieved.

(c)	More than 100% of the fiscal 2016 Adjusted EBITDA goal was achieved.

Restricted Stock

Each non-employee director receives an annual restricted stock award with a grant date fair value of $55,000 under the 2013 Plan (4,380 shares, 4,745 shares and 7,575 shares granted, in aggregate, on April 12, 2016, April 14, 2015 and April 8, 2014, respectively). During the one-year restricted period, the restricted stock entitles the participant to all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends thereon. Prior to the end of the restricted period, restricted stock generally may not be sold, assigned, pledged, or otherwise disposed of or hypothecated by participants.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Shareholders’	Equity (Continued)

The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation associated with the restricted stock on a straight-line basis over the term which is one year. Total share-based compensation expense related to the restricted stock recorded in the consolidated statements of operations for each of the years ended October 31, 2016, 2015 and 2014 was $0.3 million. As of October 31, 2016, there was $0.1 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over five months.

Treasury Shares

In February 2014, the Company’s Board of Directors authorized a stock repurchase program (the “February 2014 Stock Repurchase Program”) under which the Company could purchase up to $10.0 million of the Company’s common stock. On April 8, 2014, the Board approved an increase of $10.0 million to the February 2014 Stock Repurchase Program. Repurchases could be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in the Company’s debt covenants and the Merger Agreement.

During fiscal 2014, the Company repurchased 529,312 shares of common stock at an average cost of $37.76 per share, totaling $20.0 million. Following such transactions, there is no amount available for repurchases under the Company’s February 2014 Stock Repurchase Program.

Treatment of Equity Awards in Merger Agreement

The Merger Agreement provides for specified treatment of the outstanding options, restricted stock and performance units in connection with the consummation of the Integrated Mergers.

Preferred Shares

The Board may direct the issuance of up to one million shares of the Company’s $1.00 par value Preferred Stock and may, at the time of issuance, determine the rights, preferences and limitations of each series.

Stockholder Rights Plan

The Company has a stockholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $330.00 per share, as adjusted (a “Right”), upon certain trigger events. Each 1/1,000th of a share of Series A Junior Participating Preferred Stock has terms that are substantially the economic and voting equivalent of one share of the Company’s common stock. However, until a Right is exercised or exchanged in accordance with the provisions of the Rights Plan, the holder thereof will have no rights as a stockholder of the Company. The Rights Plan has a three-year term ending March 31, 2017 and the Board may terminate the Rights Plan at any time (subject to the redemption of the Rights for a nominal value). The Rights may cause substantial dilution to a person or group (together with all affiliates and associates of such person or group and any person or group of persons acting in concert therewith) that acquires beneficial ownership of 10% or more of the Company’s stock on terms not approved by the Board or that takes other specified actions. On August 24, 2016, in connection with the execution of the Merger Agreement, the Company and

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Shareholders’	Equity (Continued)

American Stock Transfer & Trust Company, LLC, as rights agent, entered into Amendment No. 3 to the Rights Plan, which permits the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Integrated Mergers, without triggering the provisions of the Rights Plan and provides for the expiration of the Rights Plan immediately prior to the effective time of the Integrated Mergers (but only if the effective time occurs).

(11) Income	Taxes

The U.S. and foreign components of income (loss) before (provision) benefit for income taxes are as follows:

	For the Years Ended October 31,
	2016	2015	2014
	(in thousands)
U.S.	$44,243	$43,171	$(12,403)
Foreign	2,279	1,074	2,963

Total	$46,522	$44,245	$(9,440)

The (provision) benefit for income taxes is summarized as follows:

	For the Years Ended October 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$(12,799)	$(6,646)	$(108)
State	(2,339)	(2,816)	206
Foreign	(723)	(376)	(952)

	(15,861)	(9,838)	(854)

Deferred:
Federal	(2,101)	(6,102)	4,412
State	301	589	475
Foreign	(59)	(57)	(99)

	(1,859)	(5,570)	4,788

Total (provision) benefit for income taxes	$(17,720)	$(15,408)	$3,934

The Company has $14.3 million of undistributed earnings from its Canadian subsidiary at October 31, 2016 after currency translation adjustments. It is anticipated that the balance of these earnings will be remitted in the foreseeable future and the Company has accrued taxes attributable to the repatriation resulting in a net liability of $7.9 million at October 31, 2016. The net liability or tax cost of the repatriation, other than $0.7 million of withholding taxes, will be offset by available foreign tax credits. Undistributed earnings of the Company’s Canadian subsidiary were $13.0 million at October 31, 2015.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income	Taxes (Continued)

The tax effects of significant temporary differences that comprise the deferred tax assets (liabilities) at October 31, 2016 and 2015 are as follows:

	October 31,
	2016	2015
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$2,709	$1,937
Inventories	909	924
Alternative minimum tax credits carryforwards	—	3,264
State net operating loss carryforwards	62	716
Stock based compensation	5,324	4,810
Capital loss carryforwards	23	30
Foreign tax credits carryforwards	7,112	7,422
Other	2,696	1,973

Total gross deferred tax assets	18,835	21,076
Valuation allowance	(23)	(30)

Total net deferred tax asset	$18,812	$21,046
Deferred tax liabilities:
Depreciation	$(23,319)	$(23,856)
Deferred tax liability on undistributed earnings of foreign subsidiary	(7,901)	(7,250)
Deferred gain on redemption of senior notes	(761)	(1,187)
Basis differences related to acquisitions	(5,275)	(5,275)
Other	(1,269)	(1,622)

Total gross deferred tax liabilities	$(38,525)	$(39,190)

Total net deferred tax liabilities	$(19,713)	$(18,144)

Valuation allowances reduced the deferred tax assets attributable to capital loss carryforwards to an amount that, based on all available information, is more likely than not to be realized.

Net operating loss carryforwards, capital loss carryforwards and foreign tax credits, before valuation allowances, at October 31, 2016 expire as follows:

	Related Tax Amount	Deferred Tax Asset	Expiration Date
	(in thousands)
Loss carryforwards:
State net operating loss	$96	$62	Fiscal 2027
Capital loss carryforwards:
Canada	$179	$23	Indefinite
Tax credit carryforwards:
Foreign tax credits	$7,112	$7,112	Fiscal 2025 - 2026

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income	Taxes (Continued)

The benefits of these carryforwards are dependent on the taxable income in those jurisdictions in which they arose, and accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The Company realized $3.4 million in tax credit carryforwards in fiscal 2016 to reduce its federal income taxes payable for the year. Management believes that the remaining deferred tax assets will more likely than not, net of existing valuation allowances, at October 31, 2016 be realized, excluding any impact resulting from the Integrated Mergers.

A reconciliation of the (provision) benefit for income taxes on income (loss) before (provision) benefit for income taxes to that which would be computed at the statutory rate of 35% for each of the fiscal years 2016, 2015 and 2014, is as follows:

	For the Years Ended October 31,
	2016	2015	2014
	(in thousands)
Provision at statutory rate	$(16,283)	$(15,486)	$3,304
State tax provision, net of federal tax benefit	(1,324)	(1,448)	443
Differential in the U.S. and Canadian statutory rate	211	100	275
Foreign taxes paid and accrued	(147)	(153)	(260)
Net permanent adjustments	253	1,678	—
Other, net	(430)	(99)	172

(Provision) benefit for income taxes	$(17,720)	$(15,408)	$3,934

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

As of October 31, 2016 and 2015, the Company’s liabilities for unrecognized tax benefits for uncertain tax positions related to certain federal deductions taken for tax purposes and state income taxes, including interest and penalties, were $58,000 and $53,000, respectively, and are included in other long term liabilities in the consolidated balance sheets. The Company classifies interest and penalties on uncertain tax positions as a component of the provision for income taxes. Interest and penalties recognized in the provision for income taxes were deminimus during fiscal 2016, 2015 and 2014, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, sixteen U.S. states and various foreign jurisdictions. Tax years ended October 31, 2015, 2014 and 2013 remain open for U.S. federal taxes and for sixteen states. The Company has one state under current examination for tax years 2012 through 2014 and all other states are no longer subject to examination for years beginning prior to 2012. Additionally, tax years ended October 31, 2013 through 2015, remain open and subject to examination by the governmental agencies in the Company’s foreign jurisdictions, primarily Canada. The Company does not anticipate any adjustments that would have a material adverse effect on its financial condition or results of operations.

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Income	Taxes (Continued)

Cash paid for income taxes during fiscal 2016, 2015 and 2014 was $16.0 million, $3.6 million and $2.0 million, respectively.

(12) Commitments	and Contingencies

Operating Lease Commitments:

The Company has lease agreements for several of its facilities and certain of its equipment expiring at various dates through July 31, 2025. Rental expense under all leases was $8.6 million, $8.3 million and $8.1 million for fiscal 2016, 2015 and 2014, respectively. Rental income under all non-cancellable subleases was immaterial for each of the three fiscal years ended October 31, 2016.

Under the terms of noncancellable operating leases with terms greater than one year, the minimum rental, excluding the provision for real estate taxes, is as follows:

For the years ended October 31,	Operating Leases
2017	$8,081
2018	6,901
2019	5,144
2020	3,665
2021	3,050
Thereafter	6,148

Total minimum lease payments	$32,989

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

Employment Contracts:

The Company has employment agreements with seven of its key employees. Each November 1st, these agreements are extended for successive periods of one year, unless either party gives written notice to the other at least 180 days prior to the expiration of the then current term that it does not wish to extend the agreement beyond the term. The employment agreements also include terms relating to severance upon termination or a change of control, confidentiality, non-competition, non-solicitation and other customary provisions.

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

Information about the Company’s operations by geographical area, with United States and Canada stated separately, as of and for the years ended October 31, 2016, 2015 and 2014, respectively, is as follows:

	United States	Canada	Total
	(in thousands)
2016
Sales—external customers	$1,030,603	$65,227	$1,095,830
Intercompany sales	37,444	—	37,444
Gross profit	179,709	10,634	190,343
Operating income	62,441	4,066	66,507
Interest income	—	38	38
Interest expense	19,873	9	19,882
Depreciation and amortization	29,233	243	29,476
Provision for income taxes	(17,085)	(635)	(17,720)
Net income	27,158	1,644	28,802
Provision for losses on accounts receivable, note receivable and inventories	348	102	450
Geographical area assets	375,534	17,097	392,631
Goodwill	3,697	3,174	6,871
Capital expenditures	15,868	47	15,915

	United States	Canada	Total
	(in thousands)
2015
Sales—external customers	$1,073,417	$67,974	$1,141,391
Intercompany sales	39,429	—	39,429
Gross profit	171,589	10,073	181,662
Operating income	60,231	2,487	62,718
Interest income	32	26	58
Interest expense	18,780	10	18,790
Depreciation and amortization	31,321	246	31,567
Provision for income taxes	(15,128)	(280)	(15,408)
Net income	28,043	794	28,837
Provision for losses on accounts receivable, note receivable and inventories	2,099	743	2,842
Geographical area assets	413,992	24,102	438,094
Goodwill	3,697	3,174	6,871
Capital expenditures	11,981	205	12,186

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Segment	and Geographic Information (Continued)

	United States	Canada	Total
	(in thousands)
2014
Sales—external customers	$1,117,404	$75,586	$1,192,990
Intercompany sales	43,739	—	43,739
Gross profit	109,901	12,004	121,905
Operating income	5,448	4,413	9,861
Interest income	17	67	84
Interest expense	19,557	14	19,571
Depreciation and amortization	31,244	263	31,507
Benefit (provision) for income taxes	4,725	(791)	3,934
Net (loss) income	(7,678)	2,172	(5,506)
Provision for losses on accounts receivable and inventories	2,042	81	2,123
Geographical area assets	422,812	21,413	444,225
Goodwill	3,697	3,174	6,871
Capital expenditures	26,353	190	26,543

Net sales by product line are as follows:

	For the Years Ended October 31,
	2016	2015	2014
	(in thousands)
Custom films	$334,418	$357,742	$372,204
Stretch (pallet) wrap	323,876	332,857	361,067
Food contact	167,997	165,566	183,366
PROformance Films®	52,270	63,158	76,698
Canliners	144,404	144,416	126,737
Printed and converted films	29,906	30,552	25,648
Other products and specialty films	42,959	47,100	47,270

Total	$1,095,830	$1,141,391	$1,192,990

(14) Accumulated	Other Comprehensive (Loss) Income

The accumulated balances at October 31, related to each component of accumulated other comprehensive loss are as follows:

	2016	2015	2014
	(in thousands)
Foreign currency translation adjustments	$24	$238	$1,400
Unrecognized prior service cost and actuarial losses related to Canadian and U.S. defined benefit pension plans, net of tax	(1,601)	(1,250)	(1,541)

Total accumulated other comprehensive loss	$(1,577)	$(1,012)	$(141)

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Accumulated	Other Comprehensive (Loss) Income (Continued)

The accumulated other comprehensive loss related to the Company’s pension plans is net of tax benefits of $0.6 million, $0.5 million and $0.6 million at October 31, 2016, 2015 and 2014, respectively.

(15) Related	Party Transactions

During fiscal 2016, 2015 and 2014, $1,107,513, $42,904 and 71,619, was paid to Skadden, Arps, Slate, Meagher and Flom LLP, one of the Company’s outside legal counsel, in which the brother of the Company’s Vice President, Finance and Controller is a partner. At October 31, 2016 and 2015, the Company owed $582,000 and $20,716, respectively, to Skadden, Arps, Slate, Meagher and Flom LLP.

During fiscal 2016, 2015 and 2014, $88,263, $79,720 and $56,610, was paid to D.E. Smith Corp., a company owned by the son-in-law of the Chief Financial Officer and brother-in-law of the Vice President, Finance and Controller, for the production of the Company’s Annual Report and the production of marketing brochures. At October 31, 2016 and 2015, the Company owed zero to D.E. Smith Corp.

During fiscal 2016, 2015 and 2014, the Company sold $916,183, $746,549 and $650,591 of product, respectively, to Allstate Poly in which the brother of the President and Chief Operating Officer is a partner. At October 31, 2016 and 2015, the Company was owed $188,147 and $152,722 from Allstate Poly, respectively.

(16) Quarterly	Financial Data (Unaudited)

	January 31,	April 30,		July 31,	October 31,
	(in thousands, except per share data)
2016
Net sales	$253,553	$273,162		$283,689	$285,426
Gross profit	$43,727	$54,082		$46,203	$46,331
Net income	$7,895	$13,780	(A)	$6,269	$858	(B)
Basic Earnings per Common Share:
Net income per common share	$1.55	$2.70		$1.23	$0.17

Diluted Earnings per Common Share:
Net income per common share	$1.54	$2.68		$1.22	$0.17

	January 31,	April 30,		July 31,	October 31,
2015
Net sales	$275,439	$285,722		$301,982	$278,248
Gross profit	$32,564	$49,816		$48,161	$51,121
Net income	$476	$11,128	(C)	$6,567	$10,666	(D)
Basic Earnings per Common Share:
Net income per common share	$0.09	$2.19		$1.29	$2.09

Diluted Earnings per Common Share:
Net income per common share	$0.09	$2.18		$1.28	$2.08

AEP INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Quarterly	Financial Data (Unaudited) (Continued)

Earnings per share are computed independently for each of the quarters presented.

(A)	Includes $0.7 million asset impairment charge related to the poor performance of a new machine.

(B)	Includes $4.1 million in transaction costs incurred related to the proposed Integrated Mergers (see Note 3), $1.5 million call premium paid and write-off of $0.6 million of capitalized fees related to the early redemption of $75 million of the 8.25% senior notes due 2019 (see Note 8). All amounts before tax.

(C)	Includes $2.1 million in bad debt expense, pre-tax, primarily related to the bankruptcy of customers.

(D)	Includes a $1.2 million gain on the sale of a warehouse in the Company’s Texas facility and a $1.2 million asset impairment charge related to the poor performance of a new machine. All amounts before tax.

AEP INDUSTRIES INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE

II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted either because the required information is contained in the consolidated financial statements or notes thereto or because such schedules are not required or applicable.

AEP INDUSTRIES INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED OCTOBER 31, 2016

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Other (a)	Balance at End of Year
YEAR ENDED OCTOBER 31, 2016:
Allowance for doubtful accounts	$5,432	$384	$95	$(19)	$5,702
Inventories	$5	$66	$65	$(1)	$5
Allowance for uncollectible note receivable	$1,920	$—	$—	$—	$1,920
YEAR ENDED OCTOBER 31, 2015:
Allowance for doubtful accounts	$2,831	$2,827	$176	$(50)	$5,432
Inventories	$112	$15	$106	$(16)	$5
Allowance for uncollectible note receivable	$2,003	$—	$83	$—	$1,920
YEAR ENDED OCTOBER 31, 2014:
Allowance for doubtful accounts	$2,992	$94	$243	$(12)	$2,831
Inventories	$115	$26	$20	$(9)	$112
Allowance for uncollectible note receivable	$—	$2,003	$—	$—	$2,003

(a)	Represents foreign exchange effect.

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

AEP INDUSTRIES INC.

Dated: January 17, 2017	By:	/S/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 17, 2017	By:	/S/ J. BRENDAN BARBA J. Brendan Barba Chairman of the Board and Chief Executive Officer (principal executive officer)

Dated: January 17, 2017	By:	/S/ PAUL M. FEENEY Paul M. Feeney Executive Vice President, Finance Chief Financial Officer and Director (principal financial officer)

Dated: January 17, 2017	By:	/s/ LINDA N. GUERRERA Linda N. Guerrera Vice President, Finance and Controller (principal accounting officer)

Dated: January 17, 2017	By:	/S/ JOHN J. POWERS John J. Powers Director

Dated: January 17, 2017	By:	/s/ ROBERT T. BELL Robert T. Bell Director

Dated: January 17, 2017	By:	/s/ IRA M. BELSKY Ira M. Belsky Director

Dated: January 17, 2017	By:	/s/ RICHARD E. DAVIS Richard E. Davis Director

Dated: January 17, 2017	By:	/s/ FRANK P. GALLAGHER Frank P. Gallagher Director

Dated: January 17, 2017	By:	/s/ LEE C. STEWART Lee C. Stewart Director

INDEX TO EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
2.1	Agreement and Plan of Merger, dated as of August 24, 2016, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, Berry Plastics Acquisition Corporation XVI, Berry Plastics Acquisition Corporation XV, LLC and AEP Industries Inc. (the “Company”)		8-K		2.1	08/26/16
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 7, 2016, by and among Berry Plastics Group, Inc., Berry Plastics Corporation, Berry Plastics Acquisition Corporation XVI, Berry Plastics Acquisition Corporation XV, LLC and the Company		8-K		2.1	12/12/16
3.1	Restated Certificate of Incorporation of the Company		10-Q	04/30/97	3(a)	06/13/97
3.2	Seventh Amended and Restated By-Laws of the Company		8-K		3.1	11/06/13
3.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of the Company		8-K		3.1	03/31/11
4.1	Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	04/18/11
4.2	First Supplemental Indenture (8.25% Senior Notes due 2019), dated as of April 18, 2011, between the Company and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee		8-K		4.4	04/18/11
4.3	Form of 8.25% Senior Note due 2019		8-K		4.2	04/18/11
4.4	Second Amended and Restated Loan and Security Agreement, dated February 22, 2012, by and among the Company, Wells Fargo Bank National Association, as Agent, and the financial institutions party thereto as lenders		8-K		4	02/27/12
4.5	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of August 20, 2014, by and among the Company, Wells Fargo Bank, National Association, as agent and lender, and the other financial institution parties thereto, as lender		8-K		4.1	02/04/16

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
4.6	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of January 29, 2016, by and among the Company, Wells Fargo Bank, National Association, as agent and lender, and the other financial institution party thereto, as lender		8-K		4.2	02/04/16
4.7	Consent and Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of September 13, 2016, by and among the Company, Wells Fargo Bank, National Association, as agent and lender, and the other financial institution party thereto, as lender.		8-K		4.1	09/14/16
4.8	Amended and Restated Rights Agreement, dated as of March 28, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	03/28/14
4.9	First Amendment to Amended and Restated Rights Agreement, dated April 16, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	04/21/14
4.10	Second Amendment to Amended and Restated Rights Agreement, dated March 23, 2015, by and between AEP Industries Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent		8-K		4.1	03/26/15
4.11	Third Amendment to Amended and Restated Rights Agreement, dated as of August 24, 2016, between the Company and American Stock Transfer & Trust Company, LLC.		8-K		4.1	08/26/16
*10.1	Amended and Restated 2005 Stock Option Plan of the Company		10-K	10/31/08	10.1	01/27/09
*10.2	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.1	06/20/06
*10.3	Form of Performance Unit Grant Agreement under the AEP Industries Inc. 2005 Stock Option Plan, for 409A compliance		10-K	10/31/08	10.3	01/27/09

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
*10.4	Form of Stock Option Agreement (Employees) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.4	05/10/06
*10.5	Form of Stock Option Agreement (Directors) under the AEP Industries Inc. 2005 Stock Option Plan		8-K		10.5	05/10/06
*10.6	2013 Omnibus Incentive Plan of the Company		Schedule 14A		Annex A	02/22/13
*10.7	Form of Performance Unit Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.2	04/11/13
*10.8	Form of Restricted Stock Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.3	04/11/13
*10.9	Form of Stock Option Award Agreement under the 2013 Omnibus Incentive Plan		8-K		10.4	04/11/13
*10.10	Form of Management Incentive Plan of the Company		10-K	10/31/14	10.10	01/14/15
*10.11	Summary of Non-Employee Director Compensation		10-K	10/31/12	10.9	01/22/13
*10.12	Employment Agreement, effective as of November 1, 2004, between the Company and J. Brendan Barba		8-K		10.1	05/13/05
*10.13	Employment Agreement, effective as of November 1, 2004, between the Company and Paul M. Feeney		8-K		10.2	05/13/05
*10.14	Employment Agreement, effective as of November 1, 2004, between the Company and John J. Powers		8-K		10.3	05/13/05
*10.15	Employment Agreement, effective as of November 1, 2004, between the Company and Paul C. Vegliante		8-K		10.5	05/13/05
*10.16	Employment Agreement, effective as of November 1, 2008, between the Company and Linda N. Guerrera		10-K	10/31/08	10.17	01/27/09
*10.17	Form of Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, Paul C. Vegliante, Lawrence R. Noll and Linda N. Guerrera, for 409A compliance, effective December 2008		10-K	10/31/08	10.18	01/27/09

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.18	Amended and Restated Agreement with Stockholders, dated March 23, 2015, by and among the Company, KSA Capital Management, LLC, Daniel D. Khoshaba and KSA Capital Master Fund, Ltd.		8-K		10.1	03/26/15
10.19	Form of Second Amendment to Employment Agreement, between the Company and each of J. Brendan Barba, Paul M. Feeney, John J. Powers, Paul C. Vegliante, Robert Cron and Linda N. Guerrera, effective January 5, 2016.		10-Q	01/31/16	10.1	03/10/16
10.20	Employment Agreement, effective as of June 8, 2016, between the Company and David Cron		10-Q	07/31/16	10.1	09/09/16
21	List of subsidiaries of the Company at January 17, 2017	X
23	Consent of KPMG LLP	X
24	Power of Attorney (set forth on signature page)	X
31.1	Section 302 Certification—CEO	X
31.2	Section 302 Certification—CFO	X
32.1	Section 906 Certification—CEO	X
32.2	Section 906 Certification—CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	A management contract or compensatory arrangement required to be filed.